Form 10-Q
period 2010-04-30
Limoneira CO
filed 2010-06-14
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-34755

Limoneira Company
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0260692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 525-5541

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).      ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of Friday June 11, 2010, there were 11,194, 460 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

TABLE OF CONTENTS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions.  Our actual results may differ materially from those projected as a result of certain risks and uncertainties.  These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in this Quarterly Report on Form 10-Q in Part II, Item 1A entitled Risk Factors, and those detailed from time to time in our other filings with the Securities and Exchange Commission.  These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company and Subsidiaries

Consolidated Condensed Statement of Operations (unaudited)

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
Revenues:
Agriculture	$12,202,000	$6,797,000	$17,474,000	$10,802,000
Rental	962,000	955,000	1,917,000	1,866,000
Other	45,000	8,000	180,000	8,000
Total revenues	13,209,000	7,760,000	19,571,000	12,676,000
Costs and expenses:
Agriculture	8,791,000	6,995,000	15,684,000	13,633,000
Rental	584,000	480,000	1,091,000	1,061,000
Other	396,000	58,000	723,000	141,000
Selling, general and administrative	2,413,000	1,784,000	5,829,000	3,262,000
Loss on sale of assets	-	3,000	-	3,000
Total cost and expenses	12,184,000	9,320,000	23,327,000	18,100,000
Operating income (loss)	1,025,000	(1,560,000)	(3,756,000)	(5,424,000)
Other income (expense):
Other income (expense), net	1,000	(22,000)	364,000	314,000
Interest income	29,000	86,000	58,000	123,000
Interest expense	(955,000)	(88,000)	(1,383,000)	(301,000)
Total other income (expense)	(925,000)	24,000	(961,000)	136,000
Income (loss) from continuing operations before income tax (provision) benefit and equity in investments	100,000	(1,584,000)	(4,717,000)	(5,288,000)
Income tax (provision) benefit	(48,000)	739,000	1,661,000	2,391,000
Equity in earnings (losses) of investments	64,000	(75,000)	48,000	(99,000)
Income (loss) from continuing operations	116,000	(920,000)	(3,008,000)	(2,996,000)
Loss from discontinued operations, net of income taxes	(4,000)	(5,000)	(12,000)	(6,000)
Net income (loss)	112,000	(925,000)	(3,020,000)	(3,002,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net income (loss) applicable to common stock	$47,000	$(990,000)	$(3,151,000)	$(3,133,000)
Per common share basic:
Continuing operations	$0.00	$(0.09)	$(0.28)	$(0.28)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic net income (loss) per share	$0.00	$(0.09)	$(0.28)	$(0.28)
Per common share-diluted:
Continuing operations	$0.00	$(0.09)	$(0.28)	$(0.28)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted net income (loss) per share	$0.00	$(0.09)	$(0.28)	$(0.28)
Dividends per common share	$0.03	$-	$0.06	$0.03
Weighted-average shares outstanding-basic	11,194,000	11,263,000	11,194,000	11,224,000
Weighted-average shares outstanding-diluted	11,194,000	11,263,000	11,194,000	11,247,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Balance Sheets (unaudited)

	April 30 2010	October 31 2009

Assets
Current assets:
Cash and cash equivalents	$11,000	$603,000
Accounts receivable	6,981,000	3,735,000
Notes receivable – related parties	–	1,519,000
Inventoried cultural costs	529,000	858,000
Prepaid expenses and other current assets	1,618,000	894,000
Income taxes receivable	1,669,000	-
Current assets of discontinued operations	5,000	9,000
Total current assets	10,813,000	7,618,000
Property, plant, and equipment, net	53,964,000	53,817,000
Real estate development	64,531,000	53,125,000
Assets held for sale	6,774,000	6,774,000
Equity in investments	8,834,000	1,635,000
Investment in Calavo Growers, Inc.	11,531,000	11,870,000
Notes receivable – related parties	94,000	284,000
Notes receivable	2,109,000	2,000,000
Other assets	4,471,000	4,307,000
Noncurrent assets of discontinued operations	438,000	438,000
Total assets	$163,559,000	$141,868,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,048,000	$970,000
Growers payable	2,616,000	988,000
Accrued liabilities	2,947,000	2,764,000
Current portion of long-term debt	613,000	465,000
Current liabilities of discontinued operations	-	2,000
Total current liabilities	7,224,000	5,189,000
Long-term liabilities:
Long-term debt, less current portion	95,609,000	69,251,000
Deferred income taxes	8,469,000	8,764,000
Other long-term liabilities	5,172,000	6,903,000
Total long-term liabilities	109,250,000	84,918,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2010 and October 31, 2009) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at April 30, 2010 and October 31, 2009)	–	–
Common Stock – $.01 par value (19,900,000 shares authorized:
11,194,460 and 11,262,880 shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively)	112,000	113,000
Additional paid-in capital	33,817,000	34,718,000
Retained earnings	12,534,000	16,386,000
Accumulated other comprehensive loss	(2,378,000)	(2,456,000)
Total stockholders’ equity	47,085,000	51,761,000
Total liabilities and stockholders’ equity	$163,559,000	$141,868,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009

Net income (loss)	$112,000	$(925,000)	$(3,080,000)	$(3,002,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax	87,000	3,000	188,000	6,000
Unrealized holding gains (losses) of security available-for-sale, net of tax	265,000	1,119,000	(204,000)	2,261,000
Unrealized gains (losses) resulting from changes in fair values of derivative instruments, net of tax	108,000	1,000	94,000	(901,000)
Total other comprehensive income, net of tax	460,000	1,123,000	78,000	1,366,000
Comprehensive income (loss)	$572,000	$198,000	$(2,942,000)	$(1,636,000)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six months ended
	April 30 2010	April 30 2009
Operating activities
Net loss	$(3,020,000)	$(3,002,000)
Less: Net loss from discontinued operations	(12,000)	(6,000)
Net loss from continuing operations	(3,008,000)	(2,996,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,158,000	1,153,000
Loss on disposal/sale of fixed assets	-	3,000
Orchard write-offs	-	23,000
Stock compensation expense	242,000	450,000
Expense related to Officers notes receivable forgiveness and payroll taxes	687,000	-
Equity in (earnings) losses of investments	(48,000)	99,000
Amortization of deferred financing costs	14,000	8,000
Non-cash interest expense on derivatives (Note 11)	564,000	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,725,000)	(1,915,000)
Inventoried cultural costs	329,000	688,000
Prepaid and other current assets	(592,000)	(130,000)
Income taxes receivable	(1,669,000)	(1,159,000)
Other assets	(5,000)	(22,000)
Accounts payable and growers payable	1,507,000	(551,000)
Accrued liabilities and payroll taxes	(468,000)	(2,404,000)
Other long-term liabilities	(4,000)	(315,000)
Net cash used in operating activities from continuing operations	(4,018,000)	(7,068,000)
Net cash used in operating activities from discontinued operations	(10,000)	(8,000)
Net cash used in operating activities	(4,028,000)	(7,076,000)

Investing activities
Capital expenditures	(2,857,000)	(4,265,000)
Net proceeds from sale of assets	13,000	23,000
Cash distributions from equity investments	72,000	72,000
Equity investment contributions	(17,000)	-
Issuance of notes receivable	(46,000)	(325,000)
Investments in water companies	(105,000)	(15,000)
Other	(7,000)	(100,000)
Net cash used in investing activities from continuing operations	(2,947,000)	(4,610,000)
Net cash used in investing activities from discontinued operations	-	(5,000)
Net cash used in investing activities	(2,947,000)	(4,615,000)

Financing activities
Borrowings of long-term debt	15,710,000	17,186,000
Repayments of long-term debt	(8,494,000)	(4,980,000)
Dividends paid – Common	(702,000)	(348,000)
Dividends paid – Preferred	(131,000)	(131,000)
Payments of debt financing costs	-	(105,000)
Net cash provided by financing activities from continuing operations	6,383,000	11,622,000

Net decrease in cash and cash equivalents	(592,000)	(69,000)
Cash and cash equivalents at beginning of period	603,000	90,000
Cash and cash equivalents at end of period	$11,000	$21,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited) (continued)

	Six months ended
	April 30 2010	April 30 2009

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,910,000	$1,533,000
Cash paid during the period for income taxes, net of (refunds) received	$93,000	$(1,235,000)
Non-cash investing, financing, and other comprehensive income (loss) transactions:
Minimum pension liability adjustment, net of tax	$(188,000)	$(6,000)
Unrealized holding loss (gain) on security, net of tax	$204,000	$(2,261000)
Unrealized (gain) loss from derivatives, net of tax	$(94,000)	$901,000

On November 15, 2009, the Company and Windfall, LLC (Windfall) entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Windfall Investors, LLC (Investors).  In conjunction with obtaining Windfall's 85% interest in Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Investors and any secured and unsecured financing for Investors.

The following table summarizes the fair value of non-cash assets acquired and liabilities assumed at the date of the acquisition.  We obtained third-party valuations for the long-term assets acquired:

At November 15 2009
Current assets	$218,000
Property, plant and equipment	262,000
Real estate development	16,842,000
Deferred income taxes	345,000
Other assets	32,000
Total assets acquired	$$17,699,000

Current liabilities	(152,000)
Current portion of long-term debt	(10,141,000)
Long-term debt	(9,148,000)
Net liabilities assumed	$(1,742,000)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Unaudited Consolidated Condensed Financial Statements

Preface

The preparation of the unaudited interim consolidated condensed financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim consolidated condensed  financial statements for the three and six months ended April 30, 2010 and 2009 and balance sheet as of April 30, 2010 included herein have not been audited by an independent registered public accounting firm, but in our opinion, all adjustments (which include only normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2010 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of the operating results expected for the full fiscal year.

The unaudited interim consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 31, 2009 consolidated financial statements and notes thereto included in the Company’s General Form for Registration of Securities on Form 10, as amended.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing lemons, and housing rentals and other real estate operations. The Company is also engaged in real estate development.

The Company markets its agricultural products primarily through Sunkist Growers, Inc. (Sunkist) and Calavo Growers, Inc. (Calavo).

Most of the Company’s citrus production is marketed and sold under the Sunkist brand to the food service industry, wholesalers and retail operations throughout North America, Asia, and certain other countries primarily through Sunkist, an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinates the sales and marketing of the Company’s citrus products which are processed through the Company’s packinghouse.

The Company provides all of its avocado production to Calavo, a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under its own brands to its customers primarily in the United States and Canada.

The unaudited interim consolidated condensed financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. All significant intercompany transactions have been eliminated. The unaudited interim condensed financial statements represent the consolidated financial position, results of operations and cash flows of Limoneira Company and its wholly-owned subsidiaries; Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Templeton Santa Barbara, LLC and Windfall Investors, LLC (see Note 3). All variable interest entities for which the Company is considered the primary beneficiary are consolidated. These variable interest entities are 6037 East Donna Circle, LLC and 6146 East Cactus Wren Road, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the October 31, 2009 consolidated financial statements and notes thereto included in the Company’s General Form for Registration of Securities on Form 10, as amended.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In April 2009, as amended in February 2010, the Company adopted Accounting Standards Update No. 2010-09, Subsequent Events (ASU No. 2010-09), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Our adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value (ASU No. 2009-05). ASU No. 2009-05 amends ASC 820, Fair Value Measurements. Specifically, ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company’s adoption of the provisions of ASU No. 2009-05, effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (Continued)

In December 2008, the FASB issued FASB ASC 810 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51) which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company’s adoption of the provisions of FASB ASC 810 (SFAS No. 160), effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2008, the FASB issued FASB ASC 805 (SFAS No. 141R (revised 2008), Business Combinations), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted FASB ASC 805 (SFAS No. 141R), effective the first quarter of fiscal 2010, and utilized provisions noted in the guidance to account for its business combination of Windfall Investors, LLC. See Note 3.

In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets). FASB ASC 350-30 (FSP FAS No. 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 (SFAS No. 141R) and other generally accepted account principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS No. 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of the provisions of FASB ASC 350-30 (FSP FAS No. 142-3), effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the Accounting Standards Update No. 2009-16, revising the guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

In June 2009, the FASB issued the Accounting Standards Update No. 2009 -17, revising the guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted.  The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

3. Business Combination

In September 2005, the Company, along with Windfall, LLC (Windfall), formed a partnership, Windfall Investors, LLC (Investors). Also, in September of 2005, Investors purchased a 724-acre ranch in Creston, California (the Windfall Ranch), for $12,000,000.

The Company and Windfall each made initial capital contributions to Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively. To fund the purchase of the Windfall Ranch, Investors secured a long-term loan from Farm Credit West (the Bank) for $9,750,000 (term loan). The remaining $2,250,000 of the purchase was provided from an $8,000,000 revolving line of credit (revolving line of credit) provided to Investors by the Bank under an agreement entered into between Investors and the Bank in September 2005. In May 2008, the Bank agreed to increase the total line of credit available to Investors from $8,000,000 to $10,500,000. The total indebtedness outstanding under the term loan and the revolving line of credit are guaranteed, jointly and severally, by the Company and Windfall. At October 31, 2009, there was $19,186,000, outstanding under the term loan and the revolving line of credit.

Prior to November 15, 2009, the Company had a variable interest in Investors (which was deemed to be a variable interest entity). However, the Company was not required to consolidate Investors since the Company was not the primary beneficiary of Investors due to the Company not being required to absorb a majority of Investor’s expected losses or receive a majority of Investor’s expected residual returns.

Prior to November 15, 2009, the Company accounted for its 15% ownership interest in Investors as an equity method investment since the Company had significant influence, but less than a controlling interest in Investors. The Company was also required to record a negative equity method investment balance (which was subsequently reclassified to other-long term liabilities) for Investors since the Company had previously guaranteed Investor’s outstanding indebtedness under its term loan and revolving line of credit.

On November 15, 2009, the Company and Windfall entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Investors. In conjunction with obtaining Windfall’s 85% interest in Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Investors and any secured and unsecured financing for Investors. The Company has accounted for its acquisition of Windfall’s 85% interest in Investors utilizing the business combination guidance noted in FASB ASC 805 (SFAS No. 141R).

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition. We obtained third-party valuations for the long-term assets acquired:

At November 15, 2009
Current assets	$218,000
Property, plant and equipment	262,000
Real estate development	16,842,000
Deferred income taxes	345,000
Other assets	32,000
Total assets acquired	17,699,000

Current liabilities	(152,000)
Current portion of long-term debt	(10,141,000)
Long-term debt, less current portion	(9,148,000)
Net liabilities assumed	$(1,742,000)

The Company remeasured its previously held noncontrolling equity interest in Investors at fair value on the November 15, 2009 acquisition date of Investors.  In remeasuring its previously held noncontrolling interest, the Company considered the fair value of the assets and liabilities of Windfall as of the acquisition date and also considered whether there was a control premium that would not have been present in the previous noncontrolling interest.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

3. Business Combination (continued)

The Company calculated that its acquisition date fair value of its previous equity interest in Investors was approximately $1,700,000.  The Company did not recognize any gain or loss as a result of remeasuring the fair value of its equity interest held in Investors just prior to the business combination as the fair value approximated the carrying value of the noncontrolling interest previously accounted for under the equity method of accounting.

4. Seasonality

Cultural Costs

Costs of bringing crops to harvest are inventoried when incurred. Such costs are expensed when the crops are sold and are recorded in agricultural costs and expenses in the Company’s consolidated statement of operations. Costs during the current year related to the next year’s crop are inventoried and carried in inventory until the matching crop is harvested and sold, which traditionally occurs during the first and second quarters of each year. During the three months ended April 30, 2010, the Company expensed $33,000 of the $858,000 of cultural costs carried in inventory at October 31, 2009 and during the three months ended April 30, 2009, the Company expensed $300,000 of the $1,146,000 of cultural costs carried in inventory at October 31, 2008. During the six months ended April 30, 2010, the Company expensed $329,000 of the $858,000 cultural costs carried in inventory at October 31, 2009 and during the six months ended April 30, 2009 the Company expensed $688,000 of the $1,146,000 of cultural costs carried in inventory at October 31, 2008.

5. Fair Value Measurements

Under the FASB ASC 820 (SFAS No. 157), a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table sets forth the Company’s financial assets and liabilities as of April 30, 2010, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$11,531,000	$–	$–	$11,531,000
Liabilities at fair value:
Derivatives	–	2,579,000	–	2,579,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently own approximately 4.6% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2010 and October 31, 2009 equaled $17.34 per share and $17.85 per share, respectively (see Note 7).

Derivatives consist of an interest rate swap whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs (see Note 11).

 Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

6. Real Estate Development Assets/Assets Held for Sale

Real estate development assets consist of the following:

	April 30, 2010	October 31, 2009
East Areas 1 and 2:
Land and land development costs	$39,120,000	$37,788,000
Templeton Santa Barbara, LLC:
Land and land development costs	8,338,000	15,337,000
Windfall Investors, LLC:
Land and land development costs	17,073,000	–
Total included in real estate development asset	$64,531,000	$53,125,000

Assets held for sale consist of the following:

	April 30, 2010	October 31, 2009
Templeton Santa Barbara, LLC and Arizona Development Project:
Land and land development costs	$6,774,000	$6,774,000
Total included in assets held for sale	$6,774,000	$6,774,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. The initial net book value of the land associated with this project was $8,253,000. During fiscal year 2008, the Company purchased a 63-acre parcel of land within the project boundary for $22,000,000, which is included in real estate development assets in the Company’s consolidated balance sheets at April 30, 2010 and October 31, 2009. During the three months ended April 30, 2010 and April 30, 2009, the Company capitalized $822,000 and $296,000, respectively, of costs related to these real estate projects. During the six months ended April 30, 2010 and April 30, 2009, the Company capitalized $1,332,000 and $750,000, respectively, of costs related to these real estate development projects. Additionally, in relation to this project, the Company has incurred expenses of $16,000 and $14,000 in the three months ended April 30, 2010 and 2009, respectively. The Company has incurred expenses related to this project of $25,000 and $96,000 in the six months ended April 30, 2010 and 2009, respectively.

Templeton Santa Barbara, LLC

In September 2009, one of the four real estate development parcels within the Templeton project went into escrow. The sale of this real estate development parcel fell out of escrow in March 2010 but the parcel is still being actively marketed for sale. As such, the net carrying value (inclusive of all previous impairment charges) related to this particular real estate development parcel is $3,476,000 and is recorded in assets held for sale in the Company’s consolidated balance sheets at April 30, 2010 and October 31, 2009.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC, for the purpose of developing one of the four Templeton land parcels. The Company’s capital contribution into HM East Ridge, LLC, is one of the real estate development parcels with a net carrying value (inclusive of all previous impairment charges) of $7,207,000. Since the Company has significant influence, but less than a controlling interest, the Company is accounting for its investment in HM East Ridge, LLC using the equity method of accounting and the investment is included in equity in investments in the Company’s April 30, 2010 consolidated balance sheets.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

6. Real Estate Development Assets/Assets Held for Sale (continued)

Windfall Ranch Development Project

As of the November 15, 2010 acquisition date (see Note 3), based on the results of a third-party appraisal the fair value of the Windfall Ranch’s land and land development costs acquired was $16,842,000 which the Company recorded as real estate development assets.  Subsequent to its acquisition, the Company capitalized an additional $162,000 of costs related to its real estate development of the Windfall Ranch during the three months ended April 30, 2010 and $231,000 during the six months ended April 30, 2010.

The Company is currently marketing for sale certain parcels of the 724 acres of Windfall Ranch. However, the Company is not classifying any of its real estate development assets related to Windfall Ranch as assets held for sale at April 30, 2010 since certain of the criterions required for an asset held for sale classification have not been met at April 30, 2010.

7. Investment in Calavo Growers, Inc.

In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo’s common stock for $10,000,000 and Calavo purchased 172,857 shares, or approximately 15.1%, of the Company’s common stock for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. The Company has classified its marketable securities investment as available-for-sale.

The changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company.  In the three months ended April 30, 2010, the Company recorded a total unrealized holding gain of $386,000 due to the increase in the market value of the Company’s remaining 665,000 shares of Calavo common stock at April 30, 2010. In the six months ended April 30, 2010, the Company recorded a total unrealized holding loss of $339,000 due to the decrease in the market value of the Company’s remaining 665,000 shares of Calavo common stock at April 30, 2010.

8. Notes Receivable

In connection with Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from related parties of $94,000 and $1,803,000 at April 30, 2010 and October 31, 2009, respectively.

The Company’s $94,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at April 30, 2010 is recorded in noncurrent notes receivable - related parties in the Company’s consolidated balance sheet at April 30, 2010.

9. Discontinued Operations

In October 2006, the Company decided, that because of continuing operational losses in its retail coffee and coffee distribution businesses, it would exit the coffee business. In connection with that decision, the Company approved a plan to exit the retail coffee and coffee distribution business. Sales and operating losses for the three months ended April 30, 2010 were zero and $11,000, respectively. Sales and operating losses for the three months ended April 30, 2009 were zero and $9,000, respectively. Sales and operating losses for the six months ended April 30, 2010 were $3,000 and $19,000, respectively. Sales and operating losses for the six months ended April 30, 2009 were $3,000 and $10,000, respectively.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2010	October 31, 2009
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at April 30, 2010 and October 31, 2009. The interest rate is variable based on the one-month London Interbank Offered Rate plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$68,691,000	$61,671,000
Central Coast Federal Land Bank Association loan secured by property with a net book value of $11,656,000 at April 30, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at April 30, 2010. The loan is payable in quarterly installments through November 2022.	6,878,000	7,094,000
Central Coast Federal Land Bank Association loan secured by property with a net book value of $11,656,000 at April 30, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at April 30, 2010. The loan is payable in monthly installments through May 2032.	936,000	951,000
Farm Credit West non-revolving line of credit. The interest rate is variable and was 3.50% at April 30, 2010. Interest is payable monthly and the principal is due in full in May 2013.	10,499,000	–
Farm Credit West term loan secured by property with a net book value of $17,073,000 at April 30, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,218,000	–
Subtotal	96,222,000	69,716,000
Less current portion	613,000	465,000
Total long-term debt, less current portion	$95,609,000	$69,251,000

In November 2009, the Company assumed the long-term debt of Windfall Investors, LLC with the acquisition of the business (see Note 3). The debt is held by Farm Credit West and consists of a secured long-term loan with an original principal balance of $9,750,000 and a revolving line of credit of $10,500,000. At the time of the acquisition on November 15, 2009, there was $19,289,000 outstanding under the term loan and the revolving line of credit. The due date for the revolving line of credit was originally November 2009 and was extended until March 2010. Farm Credit West subsequently extended the maturity date to May 2010 and then further extended the maturity date to June 1, 2010. In May 2010, the Company refinanced the revolving line of credit on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West (see Note 18).

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	April 30, 2010	October 31, 2009	April 30, 2010	October 31, 2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$2,579,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	206,000
Total	$42,000,000	$42,000,000	$2,579,000	$2,171,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 4.25%, which is 62 basis points lower than the original pay-fixed rate. The receive floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

11. Derivative Instruments and Hedging Activities (continued)

cancellation or amendment of these interest rate swaps.  These interest rate swaps previously qualified as cash flow hedges, and were accounted for as accounting hedges under the short-cut method. The fair value adjustments to the underlying debt previously deferred and recorded in other comprehensive income (loss) totaled $2,015,000 at April 30, 2010 and will be amortized over the swaps’ original remaining terms.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualifies as an accounting hedge as of April 30, 2010.  Therefore, the fair value adjustments to the underlying debt will be recorded in earnings and the net liability balance will continue to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The fair value adjustment recognized by Company on April 30, 2010 resulted in a non-cash charge to interest expense of $564,000.

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net loss per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of zero for the three months ended April 30, 2010 and April 30, 2009. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of zero for the six months ended April 30, 2010 and 23,000 for the six months ended April 30, 2009. The Series B convertible preferred shares are anti-dilutive for the three and six month periods ended April, 30 2010 and April 30, 2009, respectively. Basic and diluted net loss per share was calculated after giving effect to the ten-for-one stock split (see Note 16).

13. Related-Party Transactions

A member of the Company’s Board of Directors is currently a Director of a mutual water company in which the Company is an investor. The mutual water company provided water to the Company, for which the Company paid $101,000 and $66,000 in the three months ended April 30, 2010 and 2009, respectively. The mutual water company provided water to the Company, for which the Company paid $193,000 and $122,000 in the six months ended April 30, 2010 and 2009, respectively. Water payments due to the mutual water company were $10,000 and $51,000 at April 30, 2010 and October 31, 2009, respectively.

In the six months ended April 30, 2010 and 2009, the Company recorded dividend income of $333,000 and $350,000, respectively, on its investment in Calavo; which is included in other income (loss), net in the Company’s consolidated statements of operations. Sales of the Company’s avocados by Calavo totaled $2,654,000 and $98,000 for the three months ended April 30, 2010 and 2009, respectively. Sales of the Company’s avocados by Calavo totaled $2,879,000 and $103,000 for the six months ended April 30, 2010 and 2009, respectively. Such amounts are included in agriculture revenues in the Company’s consolidated statements of operations. There was $1,455,000 receivable by the Company from Calavo at April 30, 2010 and no amounts were receivable at October 31, 2009. Additionally, the Company leases office space to Calavo and received rental income of $57,000 in each of the three month periods ended April 30, 2010 and 2009. The Company received rental income from Calavo of $114,000 in each of the six month periods ended April 30, 2010 and 2009. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

14. Income Taxes

The Company’s projected annual effective tax rate for fiscal 2010 is approximately 34.1%.  As such, the 29.3% effective tax rate was utilized by the Company for the second quarter of fiscal 2010 to calculate its income tax provision (benefit).

There has been a no material changes to the Company’s uncertain tax position for the six month period ended April 30, 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  The Company has accrued approximately $13,000 of interest and penalties associated with uncertain tax positions as of April 30, 2010.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

15. Retirement Plans

Effective December 31, 1991, the Company merged the Limoneira Hourly and Piece Rated Pension Plan and their salaried plan, into the Sunkist Retirement Plan, Plan L (the Plan). All participants became members of the Plan at that time, and all assets became part of the Sunkist Retirement Plan L Trust. Until January 2006, the Plan was administered by the Sunkist Retirement Investment Board. Since January 2006, the Plan has been administered by City National Bank and Mercer Human Resource Consulting.

The Plan is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees of the Company. Since Limoneira Company’s Defined Benefit Pension Plan is a single employer plan within the Sunkist Master Trust, its liability was not commingled with that of the other plans holding assets in the Master Trust. Limoneira Company has an undivided interest in its assets. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit, and retirement age.

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $300,000 during each of the six month periods ended April 30, 2010 and 2009.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended April 30 were as follows:

	2010	2009

Service cost	$37,000	$22,000
Interest cost	210,000	222,000
Expected return on plan assets	(255,000)	(256,000)
Recognized actuarial loss	156,000	5,000
Net periodic pension cost	$148,000	$(7,000)

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the six months ended April 30 were as follows:

	2010	2009

Service cost	$74,000	$43,000
Interest cost	420,000	444,000
Expected return on plan assets	(509,000)	(513,000)
Recognized actuarial loss	313,000	11,000
Net periodic pension cost	$298,000	$(15,000)

16. Stockholder’s Equity

In 2002, the Company adopted a stock grant program for key employees that replaced its stock option and stock appreciation rights plan for key employees. As of October 31, 2009 there were no stock options outstanding. There are currently 51,430 shares outstanding that are subject to repurchase by the Company which had an estimated repurchase price value of $156,000 at October 31, 2009. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right and the liability is measured each year at fair market value as defined in the plan. The $156,000 repurchase obligation is included in other long-term liabilities in the Company’s consolidated balance sheets at October 31, 2009. A mark-to-market reduction of stock-based compensation of approximately $82,000 was recorded in the three months ended April 30, 2010. The remaining $74,000 repurchase obligation is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2010.

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

16. Stockholder’s Equity (continued)

On March 23, 2010, the Company’s stockholders approved the Limoneira Company 2010 Omnibus Incentive Plan.

Effective March 24, 2010, the Company amended our certificate of incorporation to increase the number of shares of common stock, and affected a ten-for-one stock split of our common stock. All references in the accompanying unaudited interim consolidated condensed financial statements to (i) the value and number of shares of the Company’s common stock, (ii) the authorized number of shares of the Company’s common stock and preferred stock, and (iii) loss per share and dividends per share have been retroactively adjusted to reflect these changes.

In April 2010, the Company paid a $0.03125 per common share dividend in the aggregate amount of $350,000 to common shareholders of record on March, 23, 2010. Additionally in April 2010, the Company paid a $2.1875 per preferred share dividend in the aggregate amount of $65,000 to preferred shareholders of record on March 23, 2010.

17. Segment Information

The Company operates and tracks results in three reportable operating segments; agri-business, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agri-business segment includes farming and citrus packing operations. The rental operations segment includes housing and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense, income tax expense and assets, or specifically identify them to its operating segments. Revenues from Sunkist represent $7,875,000 of the Company’s agri-business revenues for the three months ended April 30, 2010 and $5,296,000 of the Company’s agri-business revenues for the three months ended April 30, 2009. Revenues from Sunkist represent $11,264,000 of the Company’s agri-business revenues for the six months ended April 30, 2010 and $8,532,000 of the Company’s agri-business revenues for the six months ended April 30, 2009.

Segment information for the three months ended April 30, 2010:

	Agri-business	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$12,202,000	$962,000	$45,000	$–	$13,209,000
Costs and expenses	8,791,000	584,000	396,000	2,413,000	12,184,000
Impairment charges	–	–	–	–	–
Loss on sale of assets	–	–	–	–	–
Operating income (loss)	$3,411,000	$378,000	$(351,000)	$(2,413,000)	$1,025,000

Segment information for the three months ended April 30, 2009:

	Agri-business	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$6,797,000	$955,000	$8,000	$–	$7,760,000
Costs and expenses	6,995,000	480,000	58,000	1,784,000	9,318,000
Impairment charges	–	–	–	–	–
Loss on sale of assets	–	–	–	3,000	3,000
Operating income (loss)	$(198,000)	$475,000	$(50,000)	$(1,787,000)	$(1,560,000)

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

17. Segment Information (continued)

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2010	April 30, 2009

Lemons	$7,875,000	$5,296,000
Avocados	2,654,000	98,000
Navel oranges	845,000	592,000
Valencia oranges	–	65,000
Specialty citrus and other crops	828,000	746,000
Agri-business revenues	12,202,000	6,797,000

Rental operations	541,000	543,000
Leased land	370,000	364,000
Organic recycling	51,000	48,000
Rental operations revenues	962,000	955,000

Real estate operations	45,000	8,000
Real estate revenues	45,000	8,000
Total revenues	$13,209,000	$7,760,000

Segment information for the six months ended April 30, 2010:

	Agri-business	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$17,474,000	$1,917,000	$180,000	$–	$19,571,000
Costs and expenses	15,684,000	1,091,000	723,000	5,829,000	23,327,000
Impairment charges	–	–	–	–	–
Loss on sale of assets	–	–	–	–	–
Operating income (loss)	$1,790,000	$826,000	$(543,000)	$(5,829,000)	$(3,756,000)

Segment information for the six months ended April 30, 2009:

	Agri-business	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$10,802,000	$1,866,000	$8,000	$–	$12,676,000
Costs and expenses	13,633,000	1,061,000	141,000	3,262,000	18,097,000
Impairment charges	–	–	–	–	–
Loss on sale of assets	–	–	–	3,000	3,000
Operating income (loss)	$(2,831,000)	$805,000	$(133,000)	$(3,265,000)	$(5,424,000)

Limoneira Company and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements (continued)

17. Segment Information (continued)

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2010	April 30, 2009

Lemons	$11,264,000	$8,532,000
Avocados	2,879,000	103,000
Navel oranges	1,422,000	893,000
Valencia oranges	149,000	191,000
Specialty citrus and other crops	1,760,000	1,083,000
Agri-business revenues	17,474,000	10,802,000

Rental operations	1,071,000	1,057,000
Leased land	751,000	724,000
Organic recycling	95,000	85,000
Rental operations revenues	1,917,000	1,866,000

Real estate operations	180,000	8,000
Real estate revenues	180,000	8,000
Total revenues	$19,571,000	$12,676,000

18. Subsequent Events

The revolving line of credit for Investors matured in November 2009 and the maturity date was extended by Farm Credit West until March, 1, 2010. Farm Credit West subsequently extended the maturity date to May 1, 2010 and then further extended the maturity date to June 1, 2010.  In May 2010, the Company refinanced the outstanding line of credit balance of $10,500,000 plus accrued interest on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West. The non-revolving line of credit is secured by property with a net book value of $1,145,000 and matures in May 2013.   Details related to this arrangement can be found in our Form 8-K with a report date of May 27, 2010, which was filed on June 1, 2010.

On June 1, 2010, the Company paid a $0.03125 per share dividend in the aggregate amount of $350,000 to common shareholders of record on May 18, 2010.

The Company has evaluated events subsequent to April 30, 2010 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion and analysis contains forward-looking statements.  Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.  The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariffs, and import laws;

•	weather conditions, including freezes that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements.  Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

Significant Accounting Estimates

The unaudited consolidated condensed financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the General Form for Registration of Securities on Form 10, as amended.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited consolidated condensed financial statements.

Recent Accounting Pronouncements

Please see note 2 to the unaudited consolidated condensed financial statements for the period ended April 30, 2010 elsewhere in this Quarterly Report on Form 10-Q for information concerning the Company’s Recent Accounting Pronouncements.

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,300 acres of land, water resources and other assets to maximize long-term shareholder value.  Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers.  According to Sunkist Growers, Inc., we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Santa Barbara and Tulare Counties in California, which plantings consist of approximately 1839 acres of lemons, 1372 acres of avocados, 1062 acres of oranges and 403 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in adjudicated Santa Paula Basin (aquifer) and the unadjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

For more than 100 years, we have been making strategic investments in California agriculture and development real estate, and more recently, in Arizona real estate.  We currently have six active real estate development projects in California and two in Arizona.  Our real estate developments range from apartments to luxury, single-family homes and in California include approximately 200 completed units and another approximately 2,000 units in various stages of planning and retirement.  Our real estate developments in Arizona consist of two luxury homes in Paradise Valley, which is adjacent to Phoenix and Scottsdale.

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment currently generates the majority of our revenue from its farming and lemon packing operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations and our real estate development segment has yet to generate any significant revenues.  From a general view, we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities.  As real estate developments are monetized, our agribusiness will then be able to expand more rapidly into new regions and markets.

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 89%, 93% and 93% of our fiscal 2009, fiscal 2008 and fiscal 2007 consolidated revenues, respectively.  Our lemons are primarily marketed by Sunkist, with a vast majority of our domestic lemon and specialty citrus orders processed through the Sunkist network.  Approximately 85% of our domestic lemon orders are repeat weekly/monthly customers and approximately 95% of those orders are FOB shipping dock.  Approximately 70% of our lemons are shipped to food service and wholesale customers with the remaining 30% shipped to retail customers.  Our export orders are placed through the Sunkist system with long-standing United States exporters.  All orders placed through the Sunkist network are priced, invoiced and collected by Sunkist with payment to the Company guaranteed by Sunkist beginning 24 hours after acceptance of our fruit by the customer.  All commercial lemon by-products, such as juice, oils and essences, are processed by Sunkist with payment to us within approximately 12 to 18 months after the customer’s receipt of the product.

Historically our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and somewhat falling off in the fourth quarter. Cultural costs in our agricultural business tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. See note 4 to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q for an explanation of the accounting treatment of certain of our cultural costs. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season.  We believe we have a competitive advantage by maintaining our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed.  As a result, cost per carton is a function of fruit throughput.  While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from outside growers.  Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from outside growers if we determine their lemons are of good quality.

Our avocado producing business is important to us yet nevertheless faces some constraints on growth as there is little additional land that can be cost-effectively acquired to support new avocado orchards in Southern California.  Also, avocado production is cyclical as avocados typically bear fruit on a bi-annual basis with large crops in one year followed by smaller crops the next year.  While our avocado production remains volatile, the profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

In addition to growing lemons and avocados, we also grow oranges and specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons.  We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends.  For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased.  As a result, we have focused our orange production on high quality late season Navel and Valencia oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets.  We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits.  Because we carefully monitor the respective markets of specialty citrus and other crops, we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Rental Operations

Our rental operations segment represented approximately 11%, 7% and 7% of our fiscal 2009, fiscal 2008 and fiscal 2007 consolidated revenues, respectively.  Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base.  In addition, our leased land business provides us with a typically profitable diversification.  Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment has not yet generated any significant revenues to-date.  We recognize that long-term strategies are required for successful real estate development activities.  We plan to redeploy any financial gains into other income producing real estate as well as additional agricultural properties.

Recent Developments

In March 2010, our shareholders approved, among other things, a ten-for-one forward stock split. The effect of the stock split has been retroactively applied to the financial information contained in this discussion.

The Windfall Investors revolving line of credit with Farm Credit West that we assumed, along with the other assets and liabilities of Windfall Investors, matured on March 1, 2010, was extended to May 1, 2010 and subsequently extended again to June 1, 2010. Subsequent to April 30, 2010 the Company refinanced its Windfall Investors revolving line of credit with Farm Credit West effective as of May 7, 2010, see note 18 to the unaudited consolidated condensed financial statements elsewhere in this Form 10-Q.

Results of Operations

The following table shows the results of operations for the second quarter and six months ended April 30, 2010 and 2009:

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues:
Agriculture	$12,202,000	$6,797,000	$17,474,000	$10,802,000
Rental	962,000	955,000	1,917,000	1,866,000
Other	45,000	8,000	180,000	8,000
Total revenues	13,209,000	7,760,000	19,571,000	12,676,000
Costs and expenses:
Agriculture	8,791,000	6,995,000	15,684,000	13,633,000
Rental	584,000	480,000	1,091,000	1,061,000
Other	396,000	58,000	723,000	141,000
Selling, general and administrative	2,413,000	1,784,000	5,829,000	3,262,000
Loss on sale of assets	-	3,000	-	3,000
Total cost and expenses	12,184,000	9,320,000	23,327,000	18,100,000
Operating income (loss)	1,025,000	(1,560,000)	(3,756,000)	(5,424,000)
Other income (expense):
Other income (expense), net	1,000	(22,000)	364,000	314,000
Interest income	29,000	86,000	58,000	123,000
Interest expense	(955,000)	(88,000)	(1,383,000)	(301,000)
Total other income (expense), net	(925,000)	24,000	(961,000)	136,000

Income (loss) from continuing operations before income tax (provision) benefit and equity in investments	100,000	(1,584,000)	(4,717,000)	(5,288,000)
Income tax (provision) benefit	(48,000)	739,000	1,661,000	2,391,000
Equity in earnings (losses) of investments	64,000	(75,000)	48,000	(99,000)
Income (loss) from continuing operations	116,000	(920,000)	(3,008,000)	(2,996,000)
Loss from discontinued operations, net of income taxes	(4,000)	(5,000)	(12,000)	(6,000)
Net income (loss)	112,000	(925,000)	(3,020,000)	(3,002,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net income (loss) applicable to common stock	$47,000	$(990,000)	$(3,151,000)	$(3,133,000)

Per common share basic:
Continuing operations	$0.00	$(0.09)	$(0.28)	$(0.28)
Discontinued operations	0.00	0.00	0.00	0.00
Basic net loss per share	$0.00	$(0.09)	$(0.28)	$(0.28)

Per common share-diluted:
Continuing operations	$0.00	$(0.09)	$(0.28)	$(0.28)
Discontinued operations	0.00	0.00	0.00	0.00
Diluted net loss per share	$0.00	$(0.09)	$(0.28)	$(0.28)
Dividends per common share	$0.03	$-	$0.06	$0.03
Weighted-average shares outstanding-basic	11,194,000	11,263,000	11,194,000	11,224,000
Weighted-average shares outstanding-diluted	11,194,000	11,263,000	11,194,000	11,247,000

Second Quarter Fiscal 2010 Compared to Second Quarter Fiscal 2009

Revenues

Total revenue for the second quarter of fiscal 2010 was $13.2 million compared to $7.8 million for the second quarter of fiscal 2009. The $5.4 million increase was the result of increased agricultural revenue. Lemon revenue for the second quarter of 2010 was $7.9 million compared to $5.3 million for the second quarter of 2009. This $2.6 million increase was achieved despite a nearly 10% decrease in the number of fresh cartons sold in 2010 as compared to 2009.  The 10% decrease in the number of fresh cartons sold in 2010 is a result of oversupply of lemons in 2009 that led to a comparatively lighter volume of fruit in competitive growing areas in the early part of the 2010 growing season, enabling us to achieve a nearly five dollar increase in per carton selling prices in 2010 compared to 2009.

Avocado revenue for the second quarter of 2010 was $2.7 million compared to $0.1 million in the second quarter of 2009. This $2.6 million increase was the result of higher volume of fruit being harvested in the second quarter of 2010 compared to the second quarter of 2009. The lower volume of fruit in 2009 resulted from the Company’s decision to delay the harvest as long as possible to capture higher prices later in the year. Additionally, the 2009 avocado crop was significantly lighter than the 2010 crop because of an unseasonable heat in the spring of 2008 that adversely impacted the bloom and set of the 2009 crop. A superior eating crop of Navel oranges in 2010 compared to 2009 resulted in increased shelf space at the retail level and drove a nearly $0.3 million increase in revenue for this variety in the second quarter of 2010 compared to the second quarter of 2009. Revenue in our rental and real estate businesses was essentially flat quarter to quarter with $1.0 million earned in the second quarter of 2010 and 2009.

Costs and Expenses

Our total costs and expenses for the second quarter of fiscal 2010 were $12.2 million compared to $9.3 million for the second quarter of fiscal 2009. $2.2 million of this increase was attributable to increases in our agriculture, rental and real estate businesses of $1.8 million, $0.1 million and $0.3 million, respectively.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, amounts paid to our affiliated growers whose fruit we pack and depreciation expense. Our packing costs during the second quarter of 2010 were $2.4 million compared to $2.3 million in the second quarter of 2009. Harvest costs for the second quarter of 2010 were $2.1 million compared to $1.4 million for the second quarter of 2009. This $0.7 million increase resulted from a higher number of field boxes being harvested in 2010 compared to 2009. During the second quarter of 2010 we harvested approximately 544,000 field boxes of lemons at an average cost of $2.94 per field box compared to approximately 396,000 field boxes at an average cost of $3.10 per field box during the second quarter of 2009. The lower per field box harvest costs in 2010 resulted from more lemons being harvested on our Southern ranches in the second quarter of 2010 compared to the second quarter of 2009. Lemons harvested from our Northern ranches have the added cost of transportation to our lemon packing facility located in Ventura County. Additionally, higher volume of oranges, avocados and specialty citrus crops harvested in the second quarter of 2010 compared to the second quarter of 2009 resulted in approximately $0.4 million more harvest costs in the 2010 period compared to the 2009 period. Growing costs during the second quarter of 2010 were $2.2 million compared to $2.1 million during the second quarter of 2009. This $0.1 million increase was attributable to higher soil amendment and fertilization costs in the 2010 second quarter compared to the second quarter of 2009. Partially offsetting these increases was a reduction in the amount of farming costs that were reclassified from the balance sheet to farming expense in the second quarter of 2010 compared to the second quarter of 2009. See note 4 to our consolidated condensed financial statements elsewhere in this Quarterly Report on Form 10-Q for an explanation of the accounting for certain of our farming costs. Payments made to our affiliated growers related to the lemons that we process were $1.7 million in the second quarter of 2010 compared to $0.9 million in the second quarter of 2009. This increase was attributable to higher per carton sales prices in 2010 compared to 2009 and, to a lesser extent, a higher volume of our affiliated growers fruit processed in our packinghouse. Depreciation expense was $0.4 million for the second quarter of 2010 and the second quarter of 2009.

Costs associated with our rental business were $0.6 million in the second quarter of 2010 compared to $0.5 million in the second quarter of 2009 and include costs associated with our residential rental business and depreciation. This slight increase resulted from higher maintenance and repair costs for our residential rental units in 2010. Depreciation expense for our rental business was $0.1 million for both the second quarter of 2010 and 2009.

Other costs consist of costs incurred for our various real estate projects and depreciation expense. During the second quarter of 2010 costs associated with our real estate development business were $0.4 million compared to costs of $0.1 million in the second quarter of 2009. $0.2 million of this increase was attributable to maintenance and repair costs at our Windfall Ranch real estate development project which was not a part of our operations until fiscal 2010. The balance of the increase relates to costs for our Templeton and Arizona real estate projects that were being capitalized during 2009 and, because of the reclassification of these assets on our balance sheet from real estate development to assets held for sale, are being expensed in 2010. Depreciation expense was minimal (less than twenty thousand dollars in the second quarter of 2010 and zero in the second quarter of 2009) and relates to one of our Arizona residential units which are currently being leased.

Selling, general and administrative costs for the three months ended April 30, 2010 were $2.4 million compared to $1.8 million for the three months ended April 30, 2009. This $0.6 million increase was primarily attributable to $0.6 million of costs incurred during the second quarter of 2010 associated with the filing of our Form 10 with the Securities and Exchange Commission. Additionally, the second quarter of 2010 includes $0.1 million of employee incentive accruals compared to no employee incentive accruals in the second quarter of 2009. Partially offsetting these increases were lower legal fees in the second quarter of 2010 versus the second quarter of 2009.

Other Income/Expense

Our other income (expense) consists of interest income, interest expense and other miscellaneous income/expense. For the second quarter of fiscal 2010 our other income (expense) totaled ($0.93) million and included $0.03 million of interest income and ($0.96) million of interest expense. This compares to interest income of $0.09 million, interest expense of ($0.09) million and ($0.02) million of other miscellaneous expense for the first quarter of fiscal 2009. The increase in interest expense in 2010 is primarily the result of recording a ($0.56) million fair value adjustment to the underlying debt for our interest rate swap in April 2010. Additionally, interest expense increased in 2010 due to our assumption of debt as part of the Windfall Investors, LLC acquisition in November 2009.

Income Taxes

The Company recorded an estimated income tax provision of $0.05 million in the second quarter of fiscal 2010 on pre-tax earnings from continuing operations of $0.16 million compared to an estimated income tax benefit of $0.74 million on pre-tax losses from continuing operations of $1.66 million in the second quarter of fiscal 2009. Our estimated effective tax rate was 29.3% for the second quarter of 2010 compared to an estimated rate of 44.3% for the second quarter of 2009. The primary reasons for this decrease in our estimated effective tax rate were increases in the allowable dividend exclusion and domestic production deduction and decreases in the change in unrecognized tax benefits and other nondeductible items in 2010 over the 2009 amounts.

Six Months Ended April 30, 2010 Compared to the Six Months Ended April 30, 2009

Revenues

Total revenue for the first six months of 2010 was $19.6 million compared to $12.7 million for the first six months of 2009. The $6.9 million increase was substantially the result of increased sales of our agricultural products. Our lemon revenue was $11.3 million for the first six months of 2010 compared to $8.5 million dollars for the first six months of 2009. Our avocado, orange and specialty crop revenues for the first six months of 2010 were $2.9 million, $1.6 million and $1.8 million, respectively. For the first six months of 2009 our avocado, orange and specialty citrus crop revenues were $0.1 million, $1.1 million and $1.1 million, respectively. The increase in lemon revenue was attributable to lighter fall and winter fruit volume from competitive growing areas which allowed us to command significantly higher per carton sales prices in 2010 compared to 2009. An unseasonable heat event in the spring of 2008 adversely impacted the bloom and set of the 2009 avocado crop resulting in a significantly smaller avocado crop in 2009 compared to the 2010 crop. Additionally, because of the small 2009 avocado crop the Company made the decision to delay harvesting the 2009 crop until as late as possible in the year to capture more favorable prices. Higher per acre production of Navel oranges in the first six months of 2010 compared to 2009 and increased shelf space at the retail level because of a superior eating Navel orange crop in 2010 resulted in a $0.5 million increase in our orange revenue for the first six months of 2010 compared to the first six months of 2009. The same unseasonable heat event in 2008 that adversely impacted our 2009 avocado crop also negatively impacted our 2009 orange and specialty citrus crop revenues. Larger volume in our 2010 specialty crops and increased shelf space at the retail level contributed to the $0.7 million increase in our specialty citrus crop revenues for the first six months of 2010 compared to the first six months of 2009.

Our rental revenues were consistent year to year with revenues of $1.9 million in the first six months of 2010 and 2009. Other revenue, which includes revenues from our real estate development business, was $0.2 million for the first six months of 2010 and insignificant for the first six months of 2009. The 2010 amount includes rental income from one of our Paradise Valley projects and miscellaneous income generated by our Windfall Farms property while it is being readied for development.

Costs and Expenses

Our total costs and expenses for the first six months of fiscal 2010 were $23.3 million compared to $18.1 million for the second quarter of fiscal 2009. $2.7 million of this increase was attributable to increases in our agriculture and real estate businesses of $2.1 million and $0.6 million, respectively.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, amounts paid to our affiliated growers whose fruit we pack and depreciation expense. Our packing costs during the first six months of 2010 were $3.7 million compared to $4.3 million in the first six months of 2009. Harvest costs for the first six months of 2010 were $2.7 million compared to $1.9 million for the first six months of 2009. This $0.8 million increase resulted from a higher number of field boxes being harvested in 2010 compared to 2009. During the first six months of 2010 we harvested approximately 663,000 field boxes of lemons at an average cost of $3.09 per field box compared to approximately 516,000 field boxes at an average cost of $3.18 per field box during the first six months of 2009. The lower per field box harvest costs in 2010 resulted from more lemons being harvested on our Southern ranches in the first six months of 2010 compared to the first six months of 2009. Lemons harvested from our Northern ranches have the added cost of transportation to our lemon packing facility located in Ventura County. Additionally, higher volume of oranges, avocados and specialty citrus crops harvested in the first six months of 2010 compared to the first six months of 2009 resulted in approximately $0.4 million more harvest costs in the 2010 period compared to the 2009 period. Growing costs during the first six months of 2010 were $4.8 million compared to $4.2 million during the first six months of 2009. This $0.6 million increase was attributable to higher soil amendment and fertilization costs in the first six months of 2010 compared to the first six months of 2009. Partially offsetting these increases was a reduction in the amount of farming costs that were reclassified from the balance sheet to farming expense in the first six months of 2010 compared to the first six months of 2009. See note 4 to our consolidated condensed financial statements elsewhere in this Form 10Q for an explanation of the accounting for certain of our farming costs. Payments made to our affiliated growers related to the lemons that we process were $3.7 million in the first six months of 2010 compared to $2.4 million in the first six months of 2009. This increase was attributable to higher per carton sales prices in 2010 compared to 2009 and, to a lesser extent, a higher volume of our affiliated growers fruit processed in our packinghouse. Depreciation expense was $0.8 million for the first six months of 2010 and the first six months of 2009.

Costs associated with our rental business were $1.1 million in the first six months of 2010 and the first six months of 2009 and include costs associated with our residential rental business and depreciation. Depreciation expense for our rental business was $0.2 million for both of the first six months of 2010 and 2009.

Other costs consist of costs incurred for our various real estate projects and depreciation expense. During the first six months of 2010 costs associated with our real estate development business were $0.7 million compared to costs of $0.1 million in the first six months of 2009. $0.5 million of this increase was attributable to maintenance and repair costs at our Windfall Ranch real estate development project which was not a part of our operations until fiscal 2010. The balance of the increase relates to costs for our Templeton and Arizona real estate projects that were being capitalized during 2009 and, because of the reclassification of these assets on our balance sheet from real estate development to assets held for sale, are being expensed in 2010. Depreciation expense was minimal (less than fifty thousand dollars in the first six months of 2010 and zero in the first six months of 2009) and relates to one of our Arizona residential units, which is currently being leased.

Selling, general and administrative costs for the six months ended April 30, 2010 were $5.8 million compared to $3.3 million for the six months ended April 30, 2009. This $2.5 million increase was primarily attributable to a $1.3 million non-cash charge related to our stock grant performance bonus plan (as described in our Registration Statement on Form 10, as amended). Costs in the first six months of 2010 in connection with the preparation of our fiscal 2009 audited financial statements and the filing of our Form 10 with the Securities and Exchange Commission totaled $1.2 million. Costs in the first six months of 2009 in connection with the preparation of our 2008 audited financial statements were $0.2 million. Additionally, the first six months of 2010 includes $0.2 million of employee incentive accruals compared to no employee incentive accruals in the second quarter of 2009. Partially offsetting these increases were lower legal fees in the first six months of 2010 versus the first six months of 2009.

Other Income/Expense

Our other income (expense) consists of interest income, interest expense and other miscellaneous income/expense. For the first six months of fiscal 2010 our other income (expense), totaled ($0.96) million and included $0.06 million of interest income, ($1.38) million of interest expense and $0.36 million of other miscellaneous income. This compares to interest income of $0.12 million, interest expense of ($0.30) million and $0.31 million of other miscellaneous income for the first six months of fiscal 2009. The increase in interest expense in 2010 is primarily the result of recording a ($0.56) million fair value adjustment to the underlying debt for our interest rate swap in April 2010. Additionally, interest expense increased in 2010 due to our assumption of debt as part of the Windfall Investors, LLC acquisition in November 2009.

Income Taxes

           The Company recorded an estimated income tax benefit of $1.7 million in the first six months of fiscal 2010 on pre-tax losses from continuing operations of $4.7 million compared to an estimated income tax benefit of $2.4 million on pre-tax losses from continuing operations of $5.4 million in the first six months of fiscal 2009. Our estimated effective tax rate was 35.6% for the first six months of 2010 compared to an estimated rate of 44.3% for the first six months of 2009. The primary reasons for this decrease in our estimated effective tax rate were increases in the allowable dividend exclusion and domestic production deduction and decreases in the change in unrecognized tax benefits and other nondeductible items in 2010 over the 2009 amounts.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations we for current market conditions, market opportunities and available resources.

The following table shows the segment results of operations for the second quarter and six months ended April 30, 2010 and 2009:

	Quarter Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues
Agribusiness	$12,202,000	$6,797,000	$17,474,000	$10,802,000
Rental operations	962,000	955,000	1,917,000	1,866,000
Real estate development	45,000	8,000	180,000	8,000
Total revenues	13,209,000	7,760,000	19,571,000	12,676,000
Costs and expenses
Agribusiness	8,791,000	6,995,000	15,684,000	13,633,000
Rental operations	584,000	480,000	1,091,000	1,061,000
Real estate development	396,000	58,000	723,000	141,000
Corporate and other	2,413,000	1,787,000	5,829,000	3,265,000
Total costs and expenses	12,184,000	9,320,000	23,327,000	18,100,000
Operating income (loss)
Agribusiness	3,411,000	(198,000)	1,790,000	(2,831,000)
Rental operations	378,000	475,000	826,000	805,000
Real estate development	(351,000)	(50,000)	(543,000)	(133,000)
Corporate and other	(2,413,000)	(1,787,000)	(5,829,000)	(3,265,000)
Total operating income (loss)	$1,025,000	$(1,560,000)	$(3,756,000)	$(5,424,000)

Second Quarter of Fiscal 2010 Compared to the Second Quarter of Fiscal 2009

Agribusiness

For the second quarter of 2010 our agribusiness segment revenue was $12.2 million compared to $6.8 million for the second quarter of 2009. The $5.4 million increase reflected higher revenue in most varieties of our crops for the fiscal 2010 second quarter compared to the fiscal 2009 second quarter. Revenue from lemon sales increased by $2.6 million; from $5.3 million in the second quarter of fiscal 2009 to $7.9 million in the second quarter of fiscal 2010. This increase resulted from substantially higher per carton sales prices in 2010 compared to 2009 partially offset by lower volume in 2010 compared to 2009. In the second quarter of fiscal 2010 we sold approximately 413,000 fresh lemon cartons at an average per carton sales price of $19.07 compared to 422,000 fresh cartons at an average per carton price of $12.55 in the second quarter of fiscal 2009. This 52% increase in the average sales price was attributable to lower industry volume of available fruit in the 2010 second quarter compared to the 2009 second quarter which allowed us to maintain higher prices in 2010. Our avocado revenue was $2.7 million in the second quarter of fiscal 2010 compared to $0.1 million in the first second of fiscal 2009. The low level of avocado revenue in the second quarter of 2009 reflected our efforts to manage our very small 2009 avocado crop by delaying the harvest to capture higher prices later in the year. The small 2009 avocado crop was the result of an unseasonable heat event in the spring of 2008 that adversely impacted the bloom and set of the 2009 crop. Our Navel and Valencia orange revenue was $0.8 million for the second quarter of 2010 compared to $0.7 million for the second quarter of 2009. This $0.1 million increase was attributable to our navel orange crop which produced approximately 108,000 cartons in the second quarter of 2010 compared to approximately 101,000 cartons in the second quarter of 2009. As with our avocados, the lower production in 2009 resulted from the unseasonable heat event in the spring of 2008 adversely impacting the 2009 crop. Our specialty citrus revenue was $0.8 million for the second quarter of 2010 compared to $0.7 million for the second quarter of 2009 on lower volume in 2009 compared to 2010 caused by the 2008 heat event.

For the second quarter of 2010 our agribusiness costs and expenses were $8.8 million compared to $7.0 million for the second quarter of 2009. Our packing costs during the second quarter of 2010 were $2.4 million compared to $2.3 million in the second quarter of 2009. Harvest costs for the second quarter of 2010 were $2.1 million compared to $1.4 million for the second quarter of 2009. This $0.7 million increase resulted from a higher number of field boxes being harvested in 2010 compared to 2009. During the second quarter of 2010 we harvested approximately 544,000 field boxes of lemons at an average cost of $2.94 per field box compared to approximately 396,000 field boxes at an average cost of $3.10 per field box during the second quarter of 2009. The lower per field box harvest costs in 2010 resulted from more lemons being harvested on our Southern ranches in the second quarter of 2010 compared to the second quarter of 2009.  Lemons harvested from our Northern ranches have the added cost of transportation to our lemon packing facility located in Ventura County. Additionally, higher volume of oranges, avocados and specialty citrus crops harvested in the second quarter of 2010 compared to the second quarter of 2009 resulted in approximately $0.4 million more harvest costs in the 2010 period compared to the 2009 period. Growing costs during the second quarter of 2010 were $2.2 million compared to $2.1 million during the second quarter of 2009. This $0.1 million increase was attributable to higher soil amendment and fertilization costs in the second quarter of 2010 compared to the second quarter of 2009. Partially offsetting these increases was a reduction in the amount of farming costs that were reclassified from the balance sheet to farming expense in the second quarter of 2010 compared to the second quarter of 2009. See note 4 to our consolidated condensed financial statements elsewhere in this Quarterly Report on Form 10-Q for an explanation of the accounting for certain of our farming costs. Payments made to our affiliated growers related to the lemons that we process were $1.7 million in the second quarter of 2010 compared to $0.9 million in the second quarter of 2009. This increase was attributable to higher per carton sales prices in 2010 compared to 2009 and, to a lesser extent, a higher volume of our affiliated growers fruit processed in our packinghouse. Depreciation expense was $0.4 million for the second quarter of 2010 and the second quarter of 2009.

Rental Operations

Our rental operations had revenue of $0.96 million in the second quarter of 2010 and 2009. All three areas of this segment; residential and commercial rental operations, leased land and organic recycling, were essentially flat in the second quarter of 2010 compared to the second quarter of 2009. Our occupancy rate in our residential rental business was slightly lower in the second quarter of 2010 compared to the second quarter of 2009 and because of the downturn in the economy we chose not to institute any rent increases in the second quarter of 2010 and all of 2009. Revenue from the residential and commercial component of this segment was $0.54 million for the second quarter of 2010 and 2009. The revenue from the leased land component of this segment was $0.37 million for the second quarter of 2010 compared to $0.36 million for the second quarter of 2009. This slight increase was the result of scheduled rent increases on four of our leases.

Total expenses in our rental operations segment were $0.6 million in the second quarter of 2010 compared to $0.5 million in the second quarter of 2009 reflecting higher costs for repairs in our residential rental business. Depreciation expense in our rental operations segment was $0.1 million in the second quarter of 2010 and 2009.

Real Estate Development

Our real estate development segment had revenue of $0.05 million in the second quarter of 2010 and no significant revenue in the second quarter of 2009. The 2010 revenue represented lease income from some of the facilities at Windfall Ranch and from one of our Arizona real estate properties. As a means of offsetting some of the costs at our Windfall Ranch development project during its development stage we are leasing some of the equestrian facilities to independent horse trainers and some of the acreage to alfalfa growers. In July 2009 we entered into a lease for one of our Arizona homes. The lease has an initial term of two years with an option for a third year. The lessee has an option to purchase the property at any time during their occupancy.

Costs and expenses in our real estate development segment were $0.40 million in the second quarter of 2010 compared to $0.06 million in the second quarter of 2009. The 2010 costs are primarily maintenance costs, property taxes and utility costs incurred at our Windfall Investors project and to a lesser extent, costs for our East Area 1 and 2 projects that are not capitalized. The 2009 costs consist entirely of costs at our East Area 1 and 2 projects that are not capitalized.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. For the second quarter of 2010 corporate and other costs were $2.4 million compared to $1.8 million for the second quarter of 2009. This $0.6 million increase was primarily attributable to $0.6 million of costs incurred during the second quarter of 2010 associated with the filing of our Form 10 with the Securities and Exchange Commission. Additionally, the second quarter of 2010 includes $0.1 million of employee incentive accruals compared to no employee incentive accruals in the second quarter of 2009. Partially offsetting these increases were lower legal fees in the second quarter of 2010 versus the second quarter of 2009.

Six Months Ended April 30, 2010 Compared to the Six Months Ended April 30, 2009

Agribusiness

Our lemon revenue was $11.3 million for the first six months of 2010 compared to $8.5 million dollars for the first six months of 2009. Our avocado, orange and specialty crop revenues for the first six months of 2010 were $2.9 million, $1.6 million and $1.8 million, respectively. For the first six months of 2009 our avocado, orange and specialty citrus crop revenues were $0.1 million, $1.1 million and $1.1 million, respectively. The increase in lemon revenue was attributable to lighter fall and winter fruit volume from competitive growing areas which allowed us to command significantly higher per carton sales prices in 2010 compared to 2009.  An unseasonable heat event in the spring of 2008 adversely impacted the bloom and set of the 2009 avocado crop resulting in a significantly smaller avocado crop in 2009 compared to the 2010 crop. Additionally, because of the small 2009 avocado crop the Company made the decision to delay harvesting the 2009 crop until as late as possible in the year to capture more favorable prices. Higher per acre production of Navel oranges in the first six months of 2010 compared to 2009 and increased shelf space at the retail level because of a superior eating Navel orange crop in 2010 resulted in a $0.5 million increase in our orange revenue for the first six months of 2010 compared to the first six months of 2009. The same unseasonable heat event in 2008 that adversely impacted our 2009 avocado crop also negatively impacted our 2009 orange and specialty citrus crop revenues. Larger volume in our 2010 specialty crops and increased shelf space at the retail level contributed to the $0.7 million increase in our specialty citrus crop revenues for the first six months of 2010 compared to the first six months of 2009.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, amounts paid to our affiliated growers whose fruit we pack and depreciation expense. Our packing costs during the first six months of 2010 were $3.7 million compared to $4.3 million in the second quarter of 2009. Harvest costs for the first six months of 2010 were $2.7 million compared to $1.9 million for the first six months of 2009. $0.4 million of this $0.8 million increase resulted from a higher number of lemon field boxes being harvested in 2010 compared to 2009. During the first six months of 2010 we harvested approximately 663,000 field boxes of lemons at an average cost of $3.09 per field box compared to approximately 516,000 field boxes of lemons at an average cost of $3.18 per field box during the first six months of 2009. The lower per field box lemon harvest costs in 2010 resulted from more lemons being harvested on our Southern ranches in the first six months of 2010 compared to the first six months of 2009. Lemons harvested from our Northern ranches have the added cost of transportation to our lemon packing facility located in Ventura County. Additionally, higher volume of oranges, avocados and specialty citrus crops harvested in the first six months of 2010 compared to the first six months of 2009 resulted in approximately $0.4 million more harvest costs in the 2010 period compared to the 2009 period. Growing costs during the first six months of 2010 were $4.8 million compared to $4.2 million during the first six months of 2009. This $0.6 million increase was attributable to higher soil amendment and fertilization costs in the first six months of 2010 compared to the first six months of 2009. Partially offsetting these increases was a reduction in the amount of farming costs that were reclassified from the balance sheet to farming expense in the first six months of 2010 compared to the first six months of 2009. See note 4 to our consolidated condensed financial statements elsewhere in this Quarterly Report on Form 10-Q for an explanation of the accounting for certain of our farming costs. Payments made to our affiliated growers related to the lemons that we process were $3.7 million in the first six months of 2010 compared to $2.4 million in the first six months of 2009. This increase was attributable to higher per carton sales prices in 2010 compared to 2009 and, to a lesser extent, a higher volume of our affiliated growers fruit processed in our packinghouse. Depreciation expense was $0.8 million for the first six months of 2010 and the first six months of 2009.

Rental Operations

Our rental operations had revenue of $1.9 million in the first six months of 2010 and 2009. All three areas of this segment; residential and commercial rental operations, leased land and organic recycling, were essentially flat in the first six months of 2010 compared to the first six months of 2009. Our occupancy rate in our residential rental business was slightly lower in the first six months of 2010 compared to the first six months of 2009 and because of the downturn in the economy we chose not to institute any rent increases in the first half of fiscal 2010 and all of 2009. Revenue from the residential and commercial component of this segment was $1.1 million for the first six months of 2010 and 2009. The revenue from the leased land component of this segment was $0.8 million for the first six months of 2010 compared to $0.7 million for the first six months of 2009. This slight increase was the result of scheduled rent increases on four of our leases.

Total expenses in our rental operations segment were $1.1 million in the first six months of 2010 and 2009. Depreciation expense in our rental operations segment was $0.2 million in the first six months of 2010 and 2009.

Real Estate Development

Our real estate development segment had revenue of $0.18 million in the first six months of 2010 and no significant revenue in the first six months of 2009. The 2010 revenue represented lease income from some of the facilities at Windfall Ranch and from one of our Arizona real estate properties. As a means of offsetting some of the costs at our Windfall Ranch development project during its development stage we are leasing some of the equestrian facilities to independent horse trainers and some of the acreage to alfalfa growers. In July 2009 we entered into a lease for one of our Arizona homes. The lease has an initial term of two years with an option for a third year. The lessee has an option to purchase the property at any time during their occupancy.

Costs and expenses in our real estate development segment were $0.7 million in the first six months of 2010 compared to $0.1 million in the first six months of 2009. The 2010 costs are primarily maintenance costs, property taxes and utility costs incurred at our Windfall Ranch project and to a lesser extent, costs for our East Area 1 project that are not capitalized. The 2009 costs consist entirely of costs at our East Area 1 project that are not capitalized.

Corporate and Other

Selling, general and administrative costs for the six months ended April 30, 2010 were $5.8 million compared to $3.3 million for the six months ended April 30, 2009. This $2.5 million increase was primarily attributable to a $1.3 million non-cash charge related to our stock grant performance bonus plan (as described in our Registration Statement on Form 10, as amended).  Costs in the first six months of 2010 in connection with the preparation of our fiscal 2009 audited financial statements and the filing of our Registration Statement on Form 10, as amended, totaled $1.2 million. Costs in the first six months of 2010 in connection with the preparation of our 2008 audited financial statements were $0.2 million. Additionally, the first six months of 2010 includes $0.2 million of employee incentive accruals compared to no employee incentive accruals in the second quarter of 2009. Partially offsetting these increases were lower legal fees in the first six months of 2010 versus the first six months of 2009.

Liquidity and Capital Resources

Cash Flows from Operating Activities

 For the first six months of fiscal 2010 our net cash used in operating activities was $4.0 million compared to $7.1 million net cash used in operating activities in the first six months of fiscal 2009. Our net loss was $3.0 million in the first six months of 2010 and 2009. Included in the net loss for the first six months of 2010 were $1.5 million of non-cash charges related to our stock grant performance bonus and Directors’ compensation programs. This compares to non-cash charges of $0.5 million for these programs in the first six months of 2009. Also included in the net loss for the first six months of 2010 was a $0.56 million non-cash charge related to the fair value adjustment to the underlying debt for our interest rate swap. Accounts payable and growers payable provided $1.5 million of cash from operating activities in the first six months of 2010 compared to using $0.6 million of cash from operating activities in the first six months of 2009. Significant costs related to our lemon packing and Southern farming operations that were included in accounts payable at October 31, 2008 were paid in the first six months of 2009. Accrued liabilities used $0.5 million in operating cash flows in the first six months of 2010 compared to using $2.4 million in the first six months of 2009. Accrued bonuses of $1.3 million for fiscal 2008 were included in accrued liabilities at October 31, 2008 and paid in the first six months of 2009. There were no accrued bonuses at October 31, 2009 for fiscal 2009. Accounts and notes receivable used $2.7 million in operating cash flows in the first six months of 2010 compared to using $1.9 million in operating cash flows in the first six months of 2009. This increase was primarily the result of an increase in accounts receivable in the first six months of $3.2 million compared to an increase of $1.6 million in the first six months of 2009. Higher agricultural revenue in the first six months of 2010 compared to the first six months of 2009 was the primary reason for this increase in accounts receivable, which resulted in a decrease in net cash used from operating activities in 2010.

Cash Flows from Investing Activities

For the first six months of 2010 net cash used in investing activities was $2.9 million compared to $4.6 million net cash used in investing activities in the first six months of 2009. Capital expenditures in the first six months of 2010 were $2.9 million compared to $4.3 million in the first six months of 2009. Included in the 2010 first six months capital expenditures were $1.7 million for our real estate development projects and included $1.3 million for entitlement costs on our East Area 1 development project, $0.2 million for entitlement costs on our Templeton development project and $0.2 million on improvements at our Windfall Ranch project. In the first six months of 2009 we spent $2.8 million on these real estate development projects which included $0.7 million for our East Area 1 project, $0.8 million for our Templeton project and $1.3 million for the completion of our Arizona development projects.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first six months of 2010 was $6.4 million compared to $11.6 million net cash provided by financing activities in the first six months of 2009. The decrease in net cash provided from financing activities in the first six months of 2010 compared to the first six months of 2009 was primarily the result of lower borrowings under our Rabobank line of credit in the first half of fiscal 2010 compared to the first half of fiscal 2009. During the first six months of 2010 we borrowed $15.2 million under our Rabobank line to fund operating and other costs. This compares to $17.2 million borrowed in the first six months of 2009. Additionally in 2010, $0.5 million was borrowed under the Windfall Investors revolving line of credit after the acquisition in November 2009.  Partially offsetting these borrowings were repayments of debt.  In the first half of fiscal 2010 we repaid $8.5 million of debt compared to $5.0 million in the first half of fiscal 2009.

Transactions Affecting Liquidity and Capital Resources

We have a revolving credit facility with Rabobank, NA, which we refer to as Rabobank that permits us to borrow up to $80.0 million. Additionally, we have three term loans and a revolving credit facility with Farm Credit West, FLCA, as successor by merger to Central Coast Federal Land Bank, for an aggregate amount of approximately $27.5 million.

As of April 30, 2010 our outstanding borrowings under our Rabobank credit facility were $68.7 million and we had $11.3 million of availability under this facility. At October 31, 2009 we had $61.7 million outstanding and $18.3 million available under this facility. Interest rates on borrowings under our Rabobank credit facility were not materially different at April 30, 2010 than they were at October 31, 2009. As of April 30, 2010 our term loans with Farm Credit West had outstanding balances of $6.9 million and $0.9 million and at October 31, 2009 the outstanding balances were $7.1 million and $1.0 million. The outstanding balances of the Windfall Investors revolving line of credit and term loan at April 30, 2010 were $10.5 million and $9.2 million, respectively.

We believe that the cash flows from operations and available borrow capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditures, debt service, working capital needs and of other contractual obligations for fiscal 2010.  In addition we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of April 30, 2010 we had $68.7 million outstanding under our Rabobank revolving credit facility and we had $11.3 million of availability under the facility.  The interest rates on our borrowings under the Rabobank revolving credit facility were not materially different at April 30, 2010 than at October 31, 2009.

As of October 31, 2009, we had $61.7 million outstanding under our Rabobank revolving credit facility, $22.5 million of which bears interest at a variable rate equal to the one month London Interbank Offer Rate, or LIBOR, plus a spread of 1.5%.  At October 31, 2009 the interest rate on $22.5 million outstanding balance was 1.75%.  The variable interest rate resets on the first of each month.  At October 31, 2009 we had $8.3 million of availability under this facility.

Under the Rabobank revolving credit facility, the Company has the option of fixing the interest rate on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two, three or five year LIBOR rates plus a spread of 1.5%.  Details surrounding the interest rate swaps can be found in footnote 11 to the unaudited consolidated condensed financial statements for the six months ended and as of April 30, 2010 included elsewhere in this Quarterly Report on Form 10-Q.

The Rabobank revolving credit facility is secured by certain of our agricultural properties and all of our equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt, and restrictions on the purchase or sale of major assets.  We also are subject to covenant that the Company maintains a debt service coverage ratio (as defined in the Rabobank revolving credit facility) of less than 1.25 to 1.0 measured annually.  We were unable to comply with the debt service coverage ratio for fiscal 2009 and in December 2009 received a waiver of such non-compliance from Rabobank for fiscal 2009.  Under the terms of our agreement with Rabobank, the debt service coverage ratio is measured annually and as such the next compliance measurement date of this covenant is October 31, 2010 which will cover fiscal 2010.  Based upon our results of operations for the first six months of fiscal 2010 and our anticipated debt service coverage for the full year, combined with other performance estimates available to management in our agricultural and rental operations, we currently anticipate being in compliance with all covenants under our agreement with Rabobank for fiscal 2010.

Under the terms of the Rabobank revolving credit facility, no “Event of Default” occurred as a result of the failure of the Company to meet the debt service coverage ratio, as Rabobank never elected to provide the notice contemplated by Section 12.01(j) thereof, which would have created a ten (10) day grace period for compliance.  Instead, during the period contemplated by Section 9.02, Rabobank provided the waiver filed with our Form 10.  The Farm Credit term loan documentation provides that the company would be in default only if declared to be in default or in breach of a loan with another lender.  The Rabobank revolving credit facility was not declared to be in default by Rabobank and, as a result of the waiver, the Company is not in breach of any term thereof.

Unless waived, our breach of any of these covenants would be an event of default under the Rabobank revolving credit facility, among other customary events of default.  Upon the occurrence of an event of default, Rabobank would have the right to accelerate the maturity of any debt outstanding under the revolving credit facility and we would be subject to additional restrictions, prohibitions and limitations.

We have the ability to voluntarily prepay any amounts outstanding under the Rabobank revolving credit facility without penalty.

Farm Credit Term Loans

As of April 30, 2010, we had $7.8 million outstanding under our term loans with Farm Credit.  We had $6.9 million outstanding under the first loan with Farm Credit and $0.9 million outstanding under the second loan from Farm Credit.  The interest rates on our borrowings under both of the Farm Credit term loans were 3.25%.  Quarterly principal and interest payments are due through November 2022 and May 2032, respectively, when both loans mature.  These term loans are secured by certain of our agricultural properties and include certain affirmative covenants including, among other customary covenants, financial reporting requirements and restrictions on the sale of assets.

Windfall Investors, LLC Revolving Line of Credit and Term Loan

As described in our Form 10, we guaranteed, jointly and severally, with Windfall, all amounts outstanding under the Windfall Investors revolving line of credit and the Windfall Investors term loan.  Beginning on November 15, 2009 the results of operations and all of the assets and liabilities of Windfall Investors are included in the unaudited consolidated condensed financial statements of the Company.

The outstanding debt on the Windfall Investors balance sheet at April 30, 2010 consisted of approximately $9.2 million under the Windfall Investors term loan and approximately $10.5 million under the Windfall Investors revolving line of credit.  The interest rates on our borrowings under both the Windfall Investors term loan and Windfall Investors revolving line of credit were 6.73% and 3.50%, respectively, which were not materially different at April 30, 2010 than at January 31, 2010.

On May 27, 2010 the terms surrounding the Windfall Investors revolving line of credit were amended, effective as of May 7, 2010 to (i) extend the maturity date to May 1, 2013, and (ii) increase the commitment to $13 million.  Details related to this amendment can be found in our Form 8-K with a report date of May 27, 2010, which was filed on June 1, 2010.

Interest Rate Swaps

We enter into interest rate swaps (derivatives) to minimize the risks and costs associated with our financing activities.  Our interest rate swaps (derivatives) previously qualified for hedge accounting.  Therefore, the fair value adjustments to the underlying debt were deferred and are included in accumulated other comprehensive income (loss) in the consolidated balance sheets at April 30, 2010 and October 31, 2009.  Details surrounding the interest rate swaps can be found in note 11 to the unaudited consolidated condensed financial statements for the six months ended as of April 30, 2010 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents the Company’s total contractual obligations at April 30, 2010 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$51,218,000	$141,000	$312,000	$42,357,000	$8,408,000
Variable rate debt (principal)	45,004,000	472,000	991,000	38,249,000	5,292,000
Operating lease obligations	9,391,000	1,606,000	2,893,000	2,192,000	2,700,000
Total contractual obligations	$105,613,000	$2,219,000	$4,196,000	$82,798,000	$16,400,000
Interest payments on fixed and variable rate debt	$22,155,000	$3,753,000	$6,639,000	$3,803,000	$7,960,000

We believe that the cash flows from our agribusiness and rental operations business segments and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal 2010. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in note 10 to the unaudited consolidated condensed financial statements for the six months ended and as of April 30, 2010 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at April 30, 2009.

Operating Lease Obligations

The Company has numerous operating lease commitments with remaining terms ranging from less than one year to ten years. The Company has installed a one mega-watt photovoltaic solar array on one of its agricultural properties located in Ventura County that produces the majority of the power to run its lemon packinghouse.  The construction of this array was financed by Farm Credit Leasing and the Company has a long term lease with Farm Credit Leasing for this array.  Annual payments for this lease are $0.5 million, and at the end of ten years the Company has an option to purchase the array for $1.1 million.  The Company entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of its agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep water well pumps located on Company property.  Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years the Company has the option to purchase the array for $1.3 million.  The Company leases pollination equipment under a lease through 2013 with annual payments of $0.1 million.  The Company also leases machinery and equipment for its packing operations and land for its growing operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to the Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect of all of our development projects (other than our Arizona projects, which are both complete, single family, luxury homes with one under lease), current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Defined Benefit Plan Contributions

As more fully described in footnote 15 to our consolidated financial statements for the year ended October 31, 2009, the Company’s Defined Benefit Pension Plan was frozen as of June 30, 2004.  During the first six months of 2010, the Company made a $300,000 contribution to such plan and expects to make similar contributions to such plan for the third and fourth quarters of fiscal 2010.

Other Obligations and Commitments

As described in our Registration Statement on Form 10, as amended, we guaranteed, jointly and severally, with Windfall, all amounts outstanding under the Windfall Investors revolving line of credit and the Windfall Investors term loan.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to develop critical accounting policies and make certain estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods.  We believe the following critical accounting policies reflect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition – Sales of products and related costs of products are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the timing differences between when the product is delivered by us and the closing of the pools for such fruits at the end of each month.  Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative.  As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools.  Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

For citrus products processed through our packinghouse and sold by Sunkist on our behalf, we have (i) the general and physical inventory risk, (ii) the discretion in supplier selection, and (iii) are involved in the determination of the product that is ultimately sold to the customer. In addition, Sunkist earns a fixed amount per carton sold for its sales and marketing services.  The sales and marketing services received from Sunkist are an identifiable benefit to us as it enables us to effectively market and sell its citrus product (for which we are charged a fixed amount per carton sold through by Sunkist) and can be sufficiently separable from the purchase of the citrus products by the end-customer.  In addition, we have the ability to enter into an exchange transaction with a party other than Sunkist in order to receive the similar sales and marketing services that Sunkist currently provides to us. Lastly, we are able to reasonably estimate that the fair value of the sales and marketing services received from Sunkist approximates the per carton fee charged by Sunkist since Sunkist, an agricultural marketing cooperative of which we are a member, charges standard per carton fees to all members within its cooperative and such fees are based on sales and marketing expenses incurred by Sunkist for which we have an adequate level of visibility as a cooperative member.  As such, we record the revenues related to these citrus sales on a gross basis with the amounts paid to Sunkist for the sales and marketing services it renders being recorded in agriculture cost and expenses in our consolidated statement of operations.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold through by Calavo and other third-party packinghouses.  Specifically, we deliver all of our avocado production from our orchards to Calavo.  These avocados are then packed by Calavo at its own packinghouse, and then sold and distributed under its own brands to its customers primarily in the United States and Canada.  Our arrangements with other third-party packinghouses as it relates to our oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo.

Our arrangements with third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.  The revenues we recognize related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   We bear inventory risk until product is delivered to the third-party packinghouses at which time title to the product is transferred to the third-party packinghouses and revenue is recognized.  The third-party packinghouses are (a) the primary obligor in the arrangements with their end customers, (b) have general inventory risk once we deliver the product to the packinghouse and (c) bear the credit risk related to sales to their end-customer.  We are charged by the third-party packinghouse for packaging and marketing services and record revenues net of such charges. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit we receive from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our products.  In addition, we are not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in our consolidated statement of operations.

For rental revenue, minimum rent revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent to be received by us and are tied to fees collected by the lessee. Our contingent rental arrangements generally require payment on a monthly basis with the payment based on the previous month’s activity.  We accrue contingent rental revenues based upon estimates and adjust to actuals as we receive payments.  Organic recycling percentage rents range from 5% to 10%.

Capitalization of Costs - We capitalize the planning, entitlement and certain development costs associated with our various real estate development projects.  Costs that are not properly capitalized are expensed as incurred.  Based on potential changes in the nature of these projects, future costs incurred could not be properly capitalized and would be expensed as incurred.  For the first six months of 2010, we capitalized approximately $1.3 million of costs related to our real estate projects and expensed approximately $0.7 million of costs.

Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.  An evaluation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Derivative Financial Instruments – We use derivative financial instruments for purposes other than trading to manage our exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt.  Contract terms of our hedge instruments closely mirror those of the hedged item, providing a high degree of risk reduction and correlation.  Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting.  If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings.  Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Impairment of Long-Lived Assets – We evaluate our long lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years we recorded impairment charges of $6.2 million in 2009.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional changes.

Defined Benefit Retirement Plan – We sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third party actuarial consultants.  In developing this data, certain estimates and assumptions are used including, among other things, discount rate, long term rates of return, and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Borrowings under each of our Rabobank revolving credit facility, Farm Credit term loans and Windfall revolving line of credit are subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Under each of our Rabobank revolving credit facility and Farm Credit term loans, our borrowing interest rate is a LIBOR-based rate plus a spread.  Under the Windfall Investors revolving line of credit, our borrowing interest rate is an internally calculated rate based on Farm Credit’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%.  At April 30, 2010 our total debt outstanding under the Rabobank revolving credit facility and the Farm Credit term loans was approximately $68.7 million, $6.9 million, and $0.9 million, respectively.  At April 30, 2010 our total debt outstanding under the Windfall Investors revolving line of credit and term loan was $10.5 million and $9.2 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives).  We fixed $42 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	April 30, 2010	October 31, 2009	April 30, 2010	October 31, 2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$2,579,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	206,000
Total	$42,000,000	$42,000,000	$2,579,000	$2,171,000

Based on our level of borrowings at April 30, 2010, after taking into consideration the effects of our interest rate swaps (derivatives), a 1% increase in interest rates would increase our interest expense $0.23 million for the remainder of fiscal 2010 and an annual average of $0.34 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.14 million for the remainder of fiscal 2010 and an annual average of $0.20 million for the three subsequent fiscal years.

Commodity Sales Price Risk

Commodity pricing exposures include the potential impacts of weather phenomena and their effect on industry volumes, prices, product quality and costs.  We manage our exposure to commodity price risk primarily through our regular operating activities, however, significant commodity price fluctuations, particularly for lemons, avocados and oranges could have a material impact on our results of operations.

Item 4.                Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business.  Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.

Item 1A.             Risk Factors

Investing in our common stock involves a high degree of risk.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  If any of these or other risks actually occur, our business, financial condition, results of operations or future prospects may be materially and adversely affected.  In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Agribusiness

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict.  Unfavorable growing conditions can reduce both crop size and crop quality.  In extreme cases, entire harvests may be lost in some geographic areas.  These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Citrus and avocado orchards are subject to damage from frost and freezes and this has happened periodically in the recent past.  In some cases, the fruit is simply lost while in the case of extended periods of cold, the trees can also be damaged or killed.

Fresh produce is also vulnerable to crop disease and to pests (e.g. the Mediterranean Fruit Fly and the Asian Citrus Psyillid), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.  The costs to control these diseases and other infestations vary depending on the severity of the damage and the extent of the plantings affected.  Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective.  These infestations can increase costs, decrease revenues and lead to additional charges to earnings which may have a material adverse effect on our business, results of operations and financial condition.

Our business is highly competitive and we cannot assure you that we will maintain our current market share.

Many companies compete in our different businesses. However, only a few well-established companies operate on an international, national and regional basis with one or several product lines.  We face strong competition from these and other companies in all our product lines.

Important factors with respect to our competitors include the following:

•
Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.

•	We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.

There can be no assurance that we will continue to compete effectively with our present and future competitors, and our ability to compete could be materially adversely affected by our debt levels and debt service requirements.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supplies often cause severe price competition in our industry.  Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest.  Some items, such as avocados, oranges and specialty citrus, must be sold more quickly, while other items can be held in cold storage for longer periods of time.  The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products.  To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.  However, even if market prices are unfavorable, produce items which are ready to be, or have been harvested must be brought to market promptly.  A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our earnings are subject to seasonal variability.

Our earnings may be affected by seasonal factors, including:

•	the seasonality of our supplies and consumer demand;

•	the ability to process products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

Our lemons are generally grown and marketed throughout the year.  Our Navel oranges are sold January through April and our Valencia oranges are sold June through September.  Our avocados are sold generally throughout the year with the peak months being March through July.  Our specialty citrus is sold from November through June, our cherries in the May/June time period and our pistachios in the September/October period.

Currency exchange fluctuation may impact the results of our operations.

We distribute our products both nationally and internationally.  Our international sales are transacted in U.S. dollars.  Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations.  In the past, periods of a strong U.S. dollar relative to other currencies has led international customers, particularly in Asia, to find alternative sources of fruit.

Increases in commodity or raw product costs, such as fuel, paper, and plastics, could adversely affect our operating results.

Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, agricultural programs, severe and prolonged weather conditions and natural disasters.  Increased costs for purchased fruit have in the past negatively impacted our operating results, and there can be no assurance that they will not adversely affect our operating results in the future.

The price of various commodities can significantly affect our costs.  Our fuel costs have increased substantially in recent years, and there can be no assurance that there will not be further increases in the future.  In addition, the rising price of oil can have a significant impact on the cost of our herbicides and pesticides.

The cost of paper is also significant to us because some of our products are packed in cardboard boxes for shipment.  If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease.  Increased costs for paper have in the past negatively impacted our operating income, and there can be no assurance that these increased costs will not adversely affect our operating results in the future.

The lack of sufficient water would severely impact our ability to produce crops or develop real estate.

The average rainfall in Ventura County is between 14 and 15 inches per year, with most of it falling in fall and winter.  These amounts are substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers.  Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses and in some cases Governmental authorities have diverted water to other uses.  As California has grown, there are increasing and multiple pressures on the use and distribution of water which many view as a finite resource.  Lack of available potable water can also limit real estate development.

The use of herbicides, pesticides and other potentially hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

We use herbicides, pesticides and other potentially hazardous substances in the operation of our business.  We may have to pay for the costs or damages associated with the improper application, accidental release or the use or misuse of such substances.  Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us.  In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations and financial condition.

Global capital and credit market issues affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.

The global capital and credit markets have experienced increased volatility and disruption over the past year, making it more difficult for companies to access those markets.  We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations.  Although we believe that our operating cash flows and existing credit facilities will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing.  Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

The current global economic downturn may have other impacts on participants in our industry, which cannot be fully predicted.

The full impact of the current global economic downturn on customers, vendors and other business partners cannot be anticipated.  For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection.  Similarly, parties to contracts may be forced to breach their obligations under those contracts.  Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us.  Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors which could have wide ranging impacts on the future of the industry.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the subsequent response by the United States in Afghanistan, Iraq and other locations, and other acts of violence or war in the United States or abroad may affect the markets in which we operate and our operations and profitability.  Further terrorist attacks against the United States or operators of United States-owned businesses outside the United States may occur, or hostilities could develop based on the current international situation.  The potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, the United States economy and the economies of other places we source or sell our products is uncertain.  The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

We are subject to the risk of product contamination and product liability claims.

The sale of food products for human consumption involves the risk of injury to consumers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases.  While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters.  Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.  Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others.  We maintain product liability insurance, however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

We are subject to transportation risks.

An extended interruption in our ability to ship our products could have a material adverse effect on our business, financial condition and results of operations.  Similarly, any extended disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations.  While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

Events or rumors relating to the LIMONEIRA brand could significantly impact our business.

Consumer and institutional recognition of the LIMONEIRA trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business.  The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of the LIMONEIRA brand name and demand for our products.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of our key management personnel.  The loss of any key personnel could materially and adversely affect our results of operations, financial condition, or our ability to pursue land development.  Our success will also depend in part on our ability to attract and retain additional qualified management personnel.

Inflation can have a significant adverse effect on our operations.

Inflation can have a major impact on our farming operations.  The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs.  High fixed water costs related to our farm lands will continue to adversely affect earnings.  Prices received for many of our products are dependent upon prevailing market conditions and commodity prices.  Therefore, it is difficult for us to accurately predict revenue, just as we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

Risks Related to Our Indebtedness

We may be unable to generate sufficient cash flow to service our debt obligations.

To service our debt, we require a significant amount of cash.  Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance.  Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control.  These factors include among others:

•	economic and competitive conditions;

•	changes in laws and regulations;

•	operating difficulties, increased operating costs or pricing pressures we may experience; and

•	delays in implementing any strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.  If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

Our revolving credit and term loan facilities contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	make certain investments or acquisitions;

•	create certain liens on our assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer substantially all our assets; and

•	transfer and sell assets.

Our revolving credit facility with Rabobank contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis.  At October 31, 2009, we were not in compliance with such debt service coverage ratio and we may not be able to comply with such covenant in the future.  Although this prior noncompliance with the covenant was waived by Rabobank and the next compliance measurement date of this covenant is October 31, 2010 (which will cover fiscal 2010), our failure to comply with this covenant in the future may result in the declaration of an event of default under our revolving credit facility with Rabobank.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.  Any future debt could also contain financial and other covenants more restrictive than those imposed under our revolving credit and term loan facilities.

A breach of a covenant or other provision in any credit facility governing our current and future indebtedness could result in a default under that facility and, due to cross-default and cross-acceleration provisions, could result in a default under our other credit facilities.  Upon the occurrence of an event of default under any of our credit facilities, the applicable lender(s) could elect to declare all amounts outstanding to be immediately due and payable and, with respect to our revolving credit facility, terminate all commitments to extend further credit.  If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure the indebtedness.  If the lenders under our current or future indebtedness were to accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.

Despite our relatively high current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we and our subsidiaries may still incur significant additional indebtedness, including secured indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our credit facilities, we and our subsidiaries may incur significant additional indebtedness.  If new debt is added to our and our subsidiaries' current debt levels, the related risks that we now face could increase.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our revolving credit facilities and a portion of our term loan facilities bear interest at variable rates which will generally change as interest rates change.  We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our revolving credit facility, any of which could materially adversely affect our business, financial condition and results of operations.  In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of operation of the Company if prevailing interest rates remain below fixed rates established in such instruments.

Risks Related to Our Real Estate Development Business

We are involved in a cyclical industry and are affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•	employment levels;

•	availability of financing;

•	interest rates;

•	consumer confidence;

•	demand for the developed product, whether residential or industrial; and

•	supply of similar product, whether residential or industrial.

The process of project development and the commitment of financial and other resources occurs long before a real estate project comes to market.  A real estate project could come to market at a time when the real estate market is depressed.  It is also possible in a rural area like ours that no market for the project will develop as projected.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, could continue to adversely impact our real estate development business.

The collapse of the housing market together with the crisis in the credit markets, have resulted in a recession in the national economy.  At such times, potential home buyer and commercial real estate customers often defer or avoid real estate transactions due to the substantial costs involved and uncertainties in the economic environment.  Our future real estate sales, revenues, financial condition and results of operations could suffer as a result.  Our business is especially sensitive to economic conditions in California and Arizona, where our properties are located.

There is no consensus as to when the current recession will end, and California and Arizona, as two of the hardest hit states, could take longer to recover than the rest of the nation.  A prolonged recession will continue to have a material adverse effect on our business and results of operations.

Higher interest rates and lack of available financing can have significant impacts on the real estate industry.

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites.  Any decrease in demand will negatively impact our proposed developments.  Lack of available credit to finance real estate purchases can also negatively impact demand.  Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied.

In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction.  All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied.  In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project.  In addition, many states, cities and counties (including Ventura County) have in the past approved various “slow growth” or “urban limit line” measures.

Third-party litigation could increase the time and cost of our development efforts.

The land use approval processes we must follow to ultimately develop our projects have become increasingly complex.  Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals.  As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements.  Third-party challenges in the form of litigation would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals.  In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such development entirely.

Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species.  Environmental laws and conditions may result in delays, cause us to incur additional costs for compliance, where a significant amount of our developable land is located, mitigation and processing land use applications, or preclude development in specific areas.  In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development may oppose our projects vigorously, so litigation challenging their approval could occur.  Recent concerns over the impact of development on water availability and global warming increases the breadth of potential obstacles that our developments face.

Our developable land is concentrated entirely in California.

All of our developable land is in California and our business is especially sensitive to the economic conditions within California.  Any adverse change in the economic climate of California, which is currently in a recession, or our region of that state, and any adverse change in the political or regulatory climate of California, or the counties where our land is located could adversely affect our real estate development activities.  There is no consensus as to when the recession will end or how long it could take to recover from the recession.  Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

If the downturn in the real estate industry or the instability of the mortgage industry and commercial real estate financing continues, it could have an adverse effect on our real estate business.

Our residential housing projects are currently in various stages of planning and entitlement, and therefore they have not been impacted by the current downturn in the housing market or the mortgage lending crisis.  However, if the downturn in the housing market or the instability of the mortgage industry continues at the time these projects move into their development and marketing phases, our residential business could be adversely affected.  An excess supply of homes available due to foreclosures or the expectation of deflation in house prices could also have a negative impact on our ability to sell our inventory when it becomes available.

We may encounter other risks that could impact our ability to develop our land.

We may also encounter other difficulties in developing our land, including:

•	natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding, and heavy winds;

•	shortages of qualified trades people;

•	reliance on local contractors, who may be inadequately capitalized;

•	shortages of materials; and

•	increases in the cost of certain materials.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly and we cannot assure you that you will be able to resell shares at or above market price.  The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors and analysts perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

Concentrated ownership of our common stock creates a risk of sudden change in our share price.

As of December 31, 2009, directors and members of our executive management team beneficially owned or controlled approximately 16% of our common stock.  Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock.  The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock.  In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.  These provisions include the following:

•	division of our board of directors into three classes, with each class serving a staggered three-year term;

•	removal of directors by stockholders by a supermajority of two-thirds of the outstanding shares;

•	ability of the board of directors to authorize the issuance of preferred stock in series without stockholder approval; and

•	prohibitions on our stockholders that prevent them from acting by written consent and limitations on calling special meetings.

We will incur increased costs as a result of being a publicly traded company.

As a Company with publicly traded securities, we will incur significant legal, accounting and other expenses not presently incurred.  In addition, the Sarbanes-Oxley Act of 2002, which we refer to as SOX, as well as rules promulgated by the U.S. Securities and Exchange Commission, which we refer to as the SEC, and Nasdaq, require us to adopt corporate governance practices applicable to U.S. public companies.  These rules and regulations may increase our legal and financial compliance costs.

If we do not timely satisfy the requirements of Section 404 of SOX, the trading price of our common stock could be adversely affected.

As a voluntary filer with the SEC, we are currently subject to Section 404 of SOX, as a non-accelerated filer.  SOX requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal control over financial reporting.  Our annual report for the fiscal year ending October 31, 2011 will include management's first report of internal control over financial reporting which will be required to be audited by an Independent Registered Public Accounting Firm.  Any delays or difficulty in satisfying the requirements of SOX could, among other things, cause investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.                    Defaults Upon Senior Securities
None.

Item 4.                    [Removed and Reserved]

Item 5.                    Other Information
None.

Item 6.                    Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 14, 2010	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 14, 2010	By:	/s/ DON P. DELMATOFF
Don P. Delmatoff
Vice President of Finance & Administration, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)