Form 10-Q
period 2010-07-31
Limoneira CO
filed 2010-09-13
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

As of August 31, 2010, there were 11,194, 460 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company and Subsidiaries

Consolidated Condensed Balance Sheets (unaudited)

	July 31, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$197,000	$603,000
Accounts receivable	10,174,000	3,735,000
Notes receivable – related parties	-	1,519,000
Inventoried cultural costs	698,000	858,000
Prepaid expenses and other current assets	1,242,000	894,000
Current assets of discontinued operations	169,000	9,000
Total current assets	12,480,000	7,618,000
Property, plant, and equipment, net	53,743,000	53,817,000
Real estate development	62,275,000	53,125,000
Assets held for sale	9,441,000	6,774,000
Equity in investments	8,860,000	1,635,000
Investment in Calavo Growers, Inc.	14,045,000	11,870,000
Notes receivable – related parties	92,000	284,000
Notes receivable	2,132,000	2,000,000
Other assets	4,537,000	4,307,000
Noncurrent assets of discontinued operations	277,000	438,000
Total assets	$167,882,000	$141,868,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$945,000	$970,000
Growers payable	1,448,000	988,000
Accrued liabilities	4,566,000	2,764,000
Current portion of long-term debt	619,000	465,000
Current liabilities of discontinued operations	-	2,000
Total current liabilities	7,578,000	5,189,000
Long-term liabilities:
Long-term debt, less current portion	91,277,000	69,251,000
Deferred income taxes	9,642,000	8,764,000
Other long-term liabilities	5,865,000	6,903,000
Total long-term liabilities	106,784,000	84,918,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2010 and October 31, 2009) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at July 31, 2010 and October 31, 2009)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,194,460 and 11,262,880 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively)	112,000	113,000
Additional paid-in capital	33,981,000	34,718,000
Retained earnings	17,032,000	16,386,000
Accumulated other comprehensive loss	(605,000)	(2,456,000)
Total stockholders’ equity	53,520,000	51,761,000
Total liabilities and stockholders’ equity	$167,882,000	$141,868,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Revenues:
Agriculture	$21,215,000	$12,055,000	$38,689,000	$22,857,000
Rental	964,000	913,000	2,881,000	2,779,000
Real estate development	51,000	16,000	231,000	24,000
Total revenues	22,230,000	12,984,000	41,801,000	25,660,000
Costs and expenses:
Agriculture	9,552,000	8,494,000	25,236,000	22,127,000
Rental	534,000	484,000	1,625,000	1,545,000
Real estate development	394,000	92,000	1,117,000	233,000
Selling, general and administrative	2,239,000	1,428,000	8,068,000	4,690,000
Impairment of real estate assets	517,000	-	517,000	-
Total costs and expenses	13,236,000	10,498,000	36,563,000	28,595,000
Operating income (loss)	8,994,000	2,486,000	5,238,000	(2,935,000)
Other income (expense):
Interest expense	(437,000)	(203,000)	(1,256,000)	(504,000)
Interest expense related to derivative instruments	(976,000)	-	(1,540,000)	-
Interest income	27,000	54,000	85,000	177,000
Other income (expense), net	(10,000)	(26,000)	354,000	285,000
Total other (expense)	(1,396,000)	(175,000)	(2,357,000)	(42,000)
Income (loss) from continuing operations before income tax (provision) benefit and equity in earnings (losses) of investments	7,598,000	2,311,000	2,881,000	(2,977,000)
Income tax (provision) benefit	(2,704,000)	(991,000)	(1,043,000)	1,400,000
Equity in earnings (losses) of investments	27,000	(84,000)	75,000	(183,000)
Income (loss) from continuing operations	4,921,000	1,236,000	1,913,000	(1,760,000)
Loss from discontinued operations, net of income taxes	(6,000)	(1,000)	(18,000)	(7,000)
Net income (loss)	4,915,000	1,235,000	1,895,000	(1,767,000)
Preferred dividends	(66,000)	(66,000)	(197,000)	(197,000)
Net income (loss) applicable to common stock	$4,849,000	$1,169,000	$1,698,000	$(1,964,000)
Per common share basic:
Continuing operations	$0.43	$0.10	$0.15	$(0.17)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic net income (loss) per share	$0.43	$0.10	$0.15	$(0.17)
Per common share-diluted:
Continuing operations	$0.43	$0.10	$0.15	$(0.17)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted net income (loss) per share	$0.43	$0.10	$0.15	$(0.17)
Dividends per common share	$0.03	$-	$0.09	$0.03
Weighted-average shares outstanding-basic	11,194,000	11,263,000	11,215,000	11,236,000
Weighted-average shares outstanding-diluted	11,194,000	11,263,000	11,215,000	11,252,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Net income (loss)	$4,915,000	$1,235,000	$1,895,000	$(1,767,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax	94,000	3,000	282,000	9,000
Unrealized holding gains of security available-for-sale, net of tax	1,513,000	3,393,000	1,309,000	5,654,000
Unrealized gains (losses) from derivative instruments, net of tax	166,000	138,000	260,000	(763,000)
Total other comprehensive income, net of tax	1,773,000	3,534,000	1,851,000	4,900,000
Comprehensive income	$6,688,000	$4,769,000	$3,746,000	$3,133,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited)

	Nine months ended
	July 31, 2010	July 31, 2009
Operating activities
Net income (loss)	$1,895,000	$(1,767,000)
Less: Net loss from discontinued operations	(18,000)	(7,000)
Net income (loss) from continuing operations	1,913,000	(1,760,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,724,000	1,702,000
(Gain) loss on disposal/sale of fixed assets	(8,000)	10,000
Impairment of real estate assets	517,000	-
Orchard write-offs	-	46,000
Stock compensation expense	405,000	609,000
Expense related to Officers notes receivable forgiveness	687,000	-
Equity in (earnings) losses of investments	(75,000)	183,000
Amortization of deferred financing costs	22,000	16,000
Non-cash interest expense on derivative instruments	1,540,000	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,916,000)	(2,414,000)
Inventoried cultural costs	160,000	633,000
Prepaid and other current assets	(216,000)	79,000
Income taxes receivable	-	(441,000)
Other assets	(58,000)	(73,000)
Accounts payable and growers payable	207,000	(1,378,000)
Accrued liabilities	1,151,000	(1,385,000)
Other long-term liabilities	145,000	(323,000)
Net cash provided (used) by operating activities from continuing operations	2,198,000	(4,496,000)
Net cash used in operating activities from discontinued operations	(19,000)	(27,000)
Net cash provided (used) in operating activities	2,179,000	(4,523,000)

Investing activities
Capital expenditures	(4,105,000)	(6,037,000)
Net proceeds from sale of assets	30,000	26,000
Cash distributions from equity investments	72,000	79,000
Equity investment contributions	(17,000)	-
Issuance of notes receivable	(69,000)	(348,000)
Investments in water companies	(109,000)	(21,000)
Other	(7,000)	(100,000)
Net cash used in investing activities from continuing operations	(4,205,000)	(6,401,000)
Net cash used in investing activities from discontinued operations	-	(5,000)
Net cash used in investing activities	(4,205,000)	(6,406,000)

Financing activities
Borrowings of long-term debt	24,320,000	23,833,000
Repayments of long-term debt	(21,430,000)	(12,285,000)
Dividends paid – Common	(1,052,000)	(348,000)
Dividends paid – Preferred	(197,000)	(197,000)
Payments of debt financing costs	(21,000)	(144,000)
Net cash provided by financing activities	1,620,000	10,859,000

Net decrease in cash and cash equivalents	(406,000)	(70,000)
Cash and cash equivalents at beginning of period	603,000	90,000
Cash and cash equivalents at end of period	$197,000	$20,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Limoneira Company and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited) (continued)

	Nine months ended
	July 31, 2010	July 31, 2009

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,891,000	$2,331,000
Cash paid during the period for income taxes, net of (refunds) received	$465,000	$(1,236,000)
Non-cash investing and financing activities:
Minimum pension liability adjustment, net of tax	$(282,000)	$(9,000)
Unrealized holding gain on security available for sale, net of tax	$(1,309,000)	$(5,654,000)
Unrealized loss from derivatives, net of tax	$260,000	$763,000
Capital expenditures accrued but not paid at period-end	$29,000	$214,000

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

The following table summarizes the fair value of non-cash assets acquired and liabilities assumed at the date of the acquisition.  The Company obtained third-party valuations for the long-term assets acquired:

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

Limoneira Company and Subsidiaries

Consolidated Condensed Financial Statements (unaudited)

Preface

The preparation of the unaudited interim consolidated condensed financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim consolidated condensed  financial statements for the three and nine months ended July 31, 2010 and 2009 and balance sheet as of July 31, 2010 included herein have not been audited by an independent registered public accounting firm, but in management’s  opinion, all adjustments (consisting of  normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2010 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2009 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated condensed financial statements should be read in conjunction with the October 31, 2009 consolidated financial statements and notes thereto included in the Company’s General Form for Registration of Securities on Form 10, as amended.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing lemons, and housing rentals and other real estate operations. The Company is also engaged in real estate development.

The Company markets its agricultural products directly and through Sunkist Growers, Inc. (“Sunkist”) and Calavo Growers, Inc. (“Calavo”).

Most of the Company’s citrus production is currently marketed and sold under the Sunkist brand to the food service industry, wholesalers and retail operations throughout North America, Asia, and certain other countries primarily through Sunkist, an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinates the sales and marketing of the Company’s citrus products which are processed through the Company’s packinghouse.

On July 30, 2010, the Company provided written notice to Sunkist that it was terminating the Sunkist Growers, Inc. Commercial Packinghouse License Agreement dated as of October 1, 2008 (the “License Agreement”), effective November 1, 2010.  Under the License Agreement, the Company was authorized to grade, label, pack, prepare for marketing by Sunkist and ship lemons grown by the Company as well as other growers.  The License Agreement also authorized the Company to use the SUNKIST® trademark, including any and all variations thereto, in connection with the foregoing.

Commencing November 1, 2010, the Company will market and sell its lemons directly to its food service, wholesale and retail customers throughout North America, Asia and certain other countries.

The Company provides all of its avocado production to Calavo, a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under its own brands to its customers primarily in the United States and Canada.

The unaudited interim consolidated condensed financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. All significant intercompany balances and transactions have been eliminated. The unaudited interim condensed financial statements represent the consolidated financial position, results of operations and cash flows of Limoneira Company and its wholly-owned subsidiaries, which include Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Templeton Santa Barbara, LLC, 6037 East Donna Circle, LLC, 6146 East Cactus Wren Road, LLC and Windfall Investors, LLC (see Note 3).  All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Recently Accounting Pronouncements

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

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Accounting Pronouncements (Continued)

The adoption of this accounting guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In December 2008, the FASB issued FASB ASC 805 (SFAS No. 141R (revised 2008), Business Combinations), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted FASB ASC 805 (SFAS No. 141R), effective the first quarter of fiscal 2010, and utilized provisions noted in the guidance to account for its business combination of Windfall Investors, LLC (See Note 3).

In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets). FASB ASC 350-30 (FSP FAS No. 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 (SFAS No. 141R) and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS No. 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of the provisions of FASB ASC 350-30 (FSP FAS No. 142-3), effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements (Continued)

In June 2009, the FASB issued the Accounting Standards Update No. 2009-17, revising the guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted.  The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

3. Business Combination

In September 2005, the Company, along with Windfall, LLC (“Windfall”), formed a partnership, Windfall Investors, LLC (“Investors”). Also, in September 2005, Investors purchased a 724-acre ranch in Creston, California (the “Windfall Ranch”), for $12,000,000.

The Company and Windfall each made initial capital contributions to Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively. To fund the purchase of the Windfall Ranch, Investors secured a long-term loan from Farm Credit West (the “Bank”) for $9,750,000 (the “Term Loan”). The remaining $2,250,000 of the purchase price was provided from an $8,000,000 revolving line of credit (the “Revolving Line of Credit”) provided to Investors by the Bank under an agreement entered into between Investors and the Bank in September 2005. In May 2008, the Bank agreed to increase the total Revolving Line of Credit available to Investors from $8,000,000 to $10,500,000. The total indebtedness outstanding under the Term Loan and the Revolving Line of Credit are guaranteed, jointly and severally, by the Company and Windfall. At October 31, 2009, there was $19,186,000, outstanding under the Term Loan and the Revolving Line of Credit.

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

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

3. Business Combination (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations for the long-term assets acquired:

At November 15, 2009
Current assets	$218,000
Property, plant and equipment	262,000
Real estate development	16,842,000
Deferred income taxes	345,000
Other assets	32,000
Total assets acquired	17,699,000

Current liabilities	(152,000)
Current portion of long-term debt	(10,141,000)
Long-term debt, less current portion	(9,148,000)
Net liabilities assumed	$(1,742,000)

The Company remeasured its previously held noncontrolling equity interest in Investors at fair value on the November 15, 2009 acquisition date of Investors.  In remeasuring its previously held noncontrolling interest, the Company considered the fair value of the assets and liabilities of Investors as of the acquisition date and also considered whether there was a control premium that would not have been present in the previous noncontrolling interest.

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

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

5. Fair Value Measurements (Continued)

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2010, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$14,045,000	$–	$–	$14,045,000
Liabilities at fair value:
Derivatives	–	3,279,000	–	3,279,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2010 and October 31, 2009 was $21.12 per share and $17.85 per share, respectively (see Note 7).

Derivatives consist of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs (see Note 11).

6. Real Estate Development Assets and Assets Held for Sale

Real estate development assets consist of the following:

	July 31, 2010	October 31, 2009
East Areas 1 and 2:
Land and land development costs	$39,725,000	$37,788,000
Templeton Santa Barbara, LLC:
Land and land development costs	5,154,000	15,337,000
Windfall Investors, LLC:
Land and land development costs	17,396,000	–
Total included in real estate development assets	$62,275,000	$53,125,000

Assets held for sale consist of the following:

	July 31, 2010	October 31, 2009
Templeton Santa Barbara, LLC and Arizona Development Project
Land and land development costs	$9,441,000	$6,774,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. The initial net book value of the land associated with this project was $8,253,000. During fiscal year 2008, the Company purchased a 63-acre parcel of land within the project boundary for $22,000,000.  During the three months ended July 31, 2010 and July 31, 2009, the Company capitalized $605,000 and $809,000, respectively, of costs related to these real estate projects. During the nine months ended July 31, 2010 and July 31, 2009, the Company capitalized $1,937,000 and $1,559,000, respectively, of costs related to these real estate development projects. Additionally, in relation to this project, the Company has incurred expenses of $16,000 and $4,000 in the three months ended July 31, 2010 and 2009, respectively, and $41,000 and $100,000 in the nine months ended July 31, 2010 and 2009, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

6. Real Estate Development Assets and Assets Held for Sale (Continued)

Templeton Santa Barbara, LLC

In September 2009, one of the four real estate development parcels within the Templeton Santa Barbara, LLC (“Templeton”) project went into escrow. The sale of this real estate development parcel fell out of escrow in March 2010 but the parcel is still being actively marketed for sale. As such, the net carrying value related to this real estate development parcel is $3,476,000 and is recorded in assets held for sale in the Company’s consolidated balance sheets at July 31, 2010 and October 31, 2009.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC, for the purpose of developing one of the four Templeton land parcels. The Company’s capital contribution into HM East Ridge, LLC, was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence of, but less than a controlling interest in, HM Eastridge, LLC, the Company is accounting for its investment in HM East Ridge, LLC using the equity method of accounting and the investment is included in equity in investments in the Company’s July 31, 2010 consolidated balance sheets.

In May 2010, the Company listed one of the four Templeton land parcels for sale with a real estate broker. The net carrying value related to this real estate development parcel is $3,184,000 and is recorded in assets held for sale in the Company’s consolidated condensed balance sheets at July 31, 2010.

Arizona Development Projects

In fiscal year 2007, the Company and Bellagio Builders, LLC, an Arizona limited liability company, formed a limited liability company, 6037 East Donna Circle, LLC (“Donna Circle”), with the sole purpose of constructing and marketing an approximately 7,500 square foot luxury home in Paradise Valley, Arizona. In fiscal 2009, the home was completed and the Company executed a two-year lease agreement for the Donna Circle property with a third party. In June 2010, the Company and Bellagio Builders, LLC entered into an agreement whereby Bellagio Builders, LLC withdrew from Donna Circle and assigned its membership interest to the Company. The Company, as the primary beneficiary, has consolidated Donna Circle as a variable interest entity since inception. There was no consideration given or received by the Company and the Company did not recognize any gain or loss as a result of this agreement. The net carrying value related to Donna Circle is $2,726,000 and is classified as property, plant and equipment in the Company’s consolidated balance sheets at July 31, 2010.

In fiscal year 2007, the Company and Bellagio Builders, LLC formed a limited liability company, 6146 East Cactus Wren Road, LLC (“Cactus Wren”) with the sole purpose of constructing and marketing an approximately 9,500 square foot luxury home in Paradise Valley, Arizona. In fiscal 2009, the home was completed and the property was listed for sale with a real estate broker. In June 2010, the Company and Bellagio Builders, LLC entered into an agreement whereby Bellagio Builders, LLC withdrew from Cactus Wren and assigned its membership interest to the Company. The Company, as the primary beneficiary, has consolidated Cactus Wren as a variable interest entity since inception. There was no consideration given or received by the Company and the Company did not recognize any gain or loss as a result of this agreement.

In August 2010, the Company sold the Cactus Wren property for $3,000,000 cash; realizing net cash of $2,811,000 after selling and other closing costs. The carrying value of the property at July 31, 2010 was $2,781,000, net of a fiscal year 2010 impairment charge of $517,000.  The fiscal year 2010 impairment charge was the result of a decrease in the selling price which indicated that the fair value of the Cactus Wren project was less than its carrying value at July 31, 2010. The property is classified as an asset held for sale in the Company’s consolidated condensed balance sheets at July 31, 2010 and December 31, 2009.

Windfall Investors LLC

On November 15, 2009, the Company acquired Investors as described in Note 3, which included $16,842,000 of real estate development costs.  Subsequent to the acquisition, the Company capitalized an additional $323,000 of costs related to its real estate development of the Windfall Ranch during the three months ended July 31, 2010 and $554,000 during the nine months ended July 31, 2010.

The Company is currently marketing for sale certain parcels of the 724 acres of Windfall Ranch, but continues to classify the project as real estate development because certain of the criteria required to be classified as available-for-sale have not been met.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

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

The changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company.  During the three months and nine months ended July 31, 2010, the Company recorded a total unrealized holding gain of $2,514,000 and $2,175,000, respectively, due to the increase in the market value of the Company’s remaining 665,000 shares of Calavo common stock at July 31, 2010.

8. Notes Receivable – Related Parties

In connection with Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from related parties of $92,000 and $1,803,000 at July 31, 2010 and October 31, 2009, respectively.

The Company’s $92,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at July 31, 2010 is recorded in noncurrent notes receivable - related parties in the Company’s consolidated balance sheet at July 31, 2010.

9. Discontinued Operations

In October 2006, the Company decided, that because of continuing operational losses in its retail coffee and coffee distribution businesses, it would exit the coffee business. In connection with that decision, the Company approved a plan to exit the retail coffee and coffee distribution business. Sales and operating losses for the three months ended July 31, 2010 were $3,000 and $9,000, respectively. Sales and operating losses for the three months ended July 31, 2009 were $2,000 and $2,000, respectively. Sales and operating losses for the nine months ended July 31, 2010 were $5,000 and $28,000, respectively. Sales and operating losses for the nine months ended July 31, 2009 were $5,000 and $12,000, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2010	October 31, 2009
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at July 31, 2010 and October 31, 2009. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR) plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$63,447,000	$61,671,000

Farm Credit West term loan secured by property with a net book value of $11,653,000 at July 31, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at July 31, 2010. The loan is payable in quarterly installments through November 2022.	6,769,000	7,094,000

Farm Credit West term loan secured by property with a net book value of $11,653,000 at July 31, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at July 31, 2010. The loan is payable in monthly installments through May 2032.	929,000	951,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,829,000 at July 31, 2010. The interest rate is variable and was 3.50% at July 31, 2010. Interest is payable monthly and the principal is due in full in May 2013.	11,568,000	–

Farm Credit West term loan secured by property with a net book value of $17,396,000 at July 31, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,183,000	–

Subtotal	91,896,000	69,716,000
Less current portion	619,000	465,000
Total long-term debt, less current portion	$91,277,000	$69,251,000

In November 2009, the Company assumed the long-term debt of Windfall Investors, LLC with the acquisition of the business (see Note 3). The debt is held by Farm Credit West and consists of a secured long-term loan with an original principal balance of $9,750,000 and a revolving line of credit of $10,500,000. At the time of the acquisition, there was a total of $19,289,000 outstanding under the term loan and the revolving line of credit. The due date for the revolving line of credit was originally November 2009 and was extended until June 2010. In May 2010, the Company refinanced the outstanding line of credit balance of $10,500,000 plus accrued interest on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West that expires in May 2013. The Company incurred $21,000 of costs to Farm Credit West for this refinancing. Such costs were capitalized and are being amortized using the straight-line method over the term of the credit agreement.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	July 31, 2010	October 31, 2009	July 31, 2010	October 31, 2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$3,279,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	206,000
Total	$42,000,000	$42,000,000	$3,279,000	$2,171,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 3.63%, which is 62 basis points lower than the original pay-fixed rate. The receive floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the cancellation or amendment of these interest rate swaps.  These interest rate swaps previously qualified as cash flow hedges, and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000.  The accumulated other comprehensive loss balance is being amortized and included in interest expense over the remaining period of the original swap agreements.  The remaining accumulated other comprehensive balance is $1,739,000, net of amortization of $276,000 at July 31, 2010.
.
As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010.  Therefore, the underlying fair value liability is being recorded in earnings and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The  adjustments recognized by the Company during the three months and nine months ended July 31, 2010 resulted in non-cash charges to interest expense of $700,000 and $1,264,000, respectively.

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net loss per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average shares, which include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, was zero for the three months ended July 31, 2010 and July 31, 2009. Diluted weighted-average shares, which include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, was zero for the nine months ended July 31, 2010 and 16,000 for the nine months ended July 31, 2009. The Series B convertible preferred shares are anti-dilutive for the three and nine month periods ended July 31, 2010 and July 31, 2009, respectively. Basic and diluted net loss per share was calculated after giving effect to the ten-for-one stock split (see Note 16).

13. Related-Party Transactions

A member of the Company’s Board of Directors is currently a Director of a mutual water company in which the Company is an investor. The mutual water company provided water to the Company, for which the Company paid $64,000 and $82,000 in the three months ended July 31, 2010 and 2009, respectively. The mutual water company provided water to the Company, for which the Company paid $257,000 and $204,000 in the nine months ended July 31, 2010 and 2009, respectively. Water payments due to the mutual water company were $37,000 and $51,000 at July 31, 2010 and October 31, 2009, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

13. Related-Party Transactions (Continued)

The Company has invested in the career of Charlie Kimball, a Formula 1 racing driver, who is related to a member of the Company’s Board of Directors. In August 2010, the Company exercised its option to have $200,000 of its $300,000 investment repaid. Per the terms of the investment agreement, Charlie Kimball will repay $200,000 of the Company’s investment no later than August, 2011.

In the nine months ended July 31, 2010 and 2009, the Company recorded dividend income of $333,000 and $350,000, respectively, on its investment in Calavo; which is included in other income (loss), net in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $7,682,000 and $2,525,000 for the three months ended July 31, 2010 and 2009, respectively and $10,561,000 and $2,628,000 for the nine months ended July 31, 2010 and 2009, respectively. Such amounts are included in agriculture revenues in the Company’s consolidated statements of operations. There was $2,900,000 receivable by the Company from Calavo at July 31, 2010 and no amounts were receivable at October 31, 2009. Additionally, the Company leases office space to Calavo and received rental income of $57,000 in each of the three month periods ended July 31, 2010 and 2009. The Company received rental income from Calavo of $171,000 in each of the nine month periods ended July 31, 2010 and 2009. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

14. Income Taxes

The Company’s projected annual effective tax rate for fiscal 2010 is approximately 36.8%. As such, the 35.2% effective tax rate, after certain discrete items, was utilized by the Company for the third quarter of fiscal 2010 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the nine month period ended July 31, 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  The Company has accrued approximately $13,000 of interest and penalties associated with uncertain tax positions as of July 31, 2010.

15. Retirement Plans

Effective December 31, 1991, the Company merged the Limoneira Hourly and Piece Rated Pension Plan and its salaried plan, into the Sunkist Retirement Plan, Plan L (the “Plan”). All participants became members of the Plan at that time, and all assets became part of the Sunkist Retirement Plan L Trust. The Plan is administered by City National Bank and Mercer Human Resource Consulting.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $300,000 during each of the nine month periods ended July 31, 2010 and 2009.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended July 31 were as follows:

	2010	2009

Service cost	$37,000	$22,000
Interest cost	210,000	222,000
Expected return on plan assets	(255,000)	(256,000)
Recognized actuarial loss	156,000	5,000
Net periodic pension cost	$148,000	$(7,000)

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

15. Retirement Plans (Continued)

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the nine months ended July 31 were as follows:

	2010	2009

Service cost	$111,000	$65,000
Interest cost	630,000	666,000
Expected return on plan assets	(764,000)	(769,000)
Recognized actuarial loss	469,000	16,000
Net periodic pension cost	$446,000	$(22,000)

16. Stockholders’ Equity

In 2002, the Company adopted a stock grant program for key employees that replaced its stock option and stock appreciation rights plan for key employees. As of October 31, 2009 there were no stock options outstanding. There are currently 51,430 shares outstanding that are subject to repurchase by the Company and accordingly the value of such shares (as defined by the plan) are recorded as a liability and are re-measured annually to reflect the estimated repurchase price. The repurchase obligation of $74,000 and $156,000 at July 31, 2010 and October 31, 2009, respectively, is included in other long-term liabilities in the Company’s consolidated balance sheets. Stock-based compensation was decreased for the nine months ended July, 31, 2010 by $82,000 and was increased by $156,000 for the nine months ended July 31, 2009.

On March 23, 2010, the Company’s stockholders approved the Limoneira Company 2010 Omnibus Incentive Plan.

Effective March 24, 2010, the Company amended its certificate of incorporation to increase the number of shares of common stock, and affected a ten-for-one stock split of its common stock. All references in the accompanying unaudited interim consolidated condensed financial statements to (i) the value and number of shares of the Company’s common stock, (ii) the authorized number of shares of the Company’s common stock and preferred stock, and (iii) loss per share and dividends per share have been retroactively adjusted to reflect these changes.

17. Segment Information

The Company operates in three reportable operating segments; agribusiness, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and citrus packing operations. The rental operations segment includes housing and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense, income tax expense and assets, or specifically identify them to its operating segments. Revenues from Sunkist represent $10,711,000 and $8,011,000 of the Company’s agribusiness revenues for the three months ended July 31, 2010 and 2009, respectively. Revenues from Sunkist represent $21,975,000 and $16,543,000 of the Company’s agribusiness revenues for the nine months ended July 31, 2010 and 2009, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

17. Segment Information (Continued)

Segment information for the three months ended July 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$21,215,000	$964,000	$51,000	$–	$22,230,000
Costs and expenses	9,552,000	534,000	394,000	2,239,000	12,719,000
Impairment of real estate assets	–	–	517,000	–	517,000
Operating income (loss)	$11,663,000	$430,000	$(860,000)	$(2,239,000)	$8,994,000

Segment information for the three months ended July 31, 2009:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$12,055,000	$913,000	$16,000	$–	$12,984,000
Costs and expenses	8,494,000	484,000	92,000	1,428,000	10,498,000
Impairment of real estate assets	–	–	–	–	–
Operating income (loss)	$3,561,000	$429,000	$(76,000)	$(1,428,000)	$2,486,000

The following table sets forth revenues by category, by segment for the three months ended:

	July 31, 2010	July 31, 2009

Lemons	$10,711,000	$8,011,000
Avocados	7,682,000	2,525,000
Navel oranges	1,571,000	615,000
Valencia oranges	234,000	342,000
Specialty citrus and other crops	1,017,000	562,000
Agribusiness revenues	21,215,000	12,055,000

Rental operations	537,000	526,000
Leased land	375,000	332,000
Organic recycling	52,000	55,000
Rental operations revenues	964,000	913,000
Real estate development revenues	51,000	16,000
Total revenues	$22,230,000	$12,984,000

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

17. Segment Information (Continued)

Segment information for the nine months ended July 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$38,689,000	$2,881,000	$231,000	$–	$41,801,000
Costs and expenses	25,236,000	1,625,000	1,117,000	8,068,000	36,046,000
Impairment of real estate assets	–	–	517,000	–	517,000
Operating income (loss)	$13,453,000	$1,256,000	$(1,403,000)	$(8,068,000)	$5,238,000

Segment information for the nine months ended July 31, 2009:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$22,857,000	$2,779,000	$24,000	$–	$25,660,000
Costs and expenses	22,127,000	1,545,000	233,000	4,690,000	28,595,000
Impairment of real estate assets	–	–	–	–	–
Operating income (loss)	$730,000	$1,234,000	$(209,000)	$(4,690,000)	$(2,935,000)

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2010	July 31, 2009

Lemons	$21,975,000	$16,543,000
Avocados	10,561,000	2,628,000
Navel oranges	2,993,000	1,508,000
Valencia oranges	383,000	533,000
Specialty citrus and other crops	2,777,000	1,645,000
Agribusiness revenues	38,689,000	22,857,000

Rental operations	1,608,000	1,583,000
Leased land	1,126,000	1,056,000
Organic recycling	147,000	140,000
Rental operations revenues	2,881,000	2,779,000
Real estate development revenues	231,000	24,000
Total revenues	$41,801,000	$25,660,000

Limoneira Company and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited) (continued)

18. Subsequent Events

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004 that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of the Company’s East Area 1 real estate development project.   Under the terms of the Amendment, the Company agrees to pay the Success Fee in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment.  The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area 1, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area 1, or (c) the second anniversary of the property annexation (each a “ Success Fee Event”). The Success Fee, if any, shall be paid in cash, shares of the Company’s common stock, or any combination of the forgoing at the sole discretion of the Company.  If the Success Fee is paid in shares of common stock, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. The Company will record the Success Fee as a capitalized real estate development cost with an offsetting credit to additional paid- in capital.

On August 24, 2010, the Company declared a $0.03125 per share dividend in the aggregate amount of $350,000 to common shareholders of record on September 7, 2010.

The Company has evaluated events subsequent to July 31, 2010 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated condensed financial statements.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated condensed financial statements for the period ended July 31, 2010 elsewhere in this Quarterly Report on Form 10-Q for information concerning the Company’s Recent Accounting Pronouncements.

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

We are one of California’s oldest citrus growers.  According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Santa Barbara and Tulare counties in California, which plantings consist of approximately 1840 acres of lemons, 1370 acres of avocados, 1060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agriculture and development real estate, and more recently, in Arizona real estate.  We currently have seven active real estate development projects in California and two in Arizona.  Our real estate developments range from apartments to luxury, single-family homes and in California include approximately 200 completed units and another approximately 2,000 units in various stages of planning and retirement.  Our real estate developments in Arizona consist of two luxury homes in Paradise Valley, which is adjacent to Phoenix and Scottsdale.

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

Historically our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agricultural business tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. See Note 4 to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q for an explanation of the accounting treatment of certain of our cultural costs. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

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

Recent Developments

On May 27, 2010, shares of Limoneira Company’s common stock commenced trading on the NASDAQ Global Market under the ticker symbol “LMNR”.

On July 30, 2010, the Company provided written notice to Sunkist that it was terminating the Sunkist Growers, Inc. Commercial Packinghouse License Agreement dated as of October 1, 2008 (the “License Agreement”), effective November 1, 2010.  Under the License Agreement, the Company was authorized to grade, label, pack, prepare for marketing by Sunkist and ship lemons grown by the Company as well as other growers.  The License Agreement also authorized the Company to use the SUNKIST® trademark, including any and all variations thereto, in connection with the foregoing.

Commencing November 1, 2010, the Company will market and sell its lemons directly to its foodservice, wholesale and retail customers throughout North America, Asia and certain other countries.

Results of Operations

The following table shows the results of operations for the third quarter and nine months ended July 31, 2010 and 2009:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Total revenues	$22,230,000	$12,984,000	$41,801,000	$25,660,000
Total costs and expenses	13,236,000	10,498,000	36,563,000	28,595,000
Operating income (loss)	8,994,000	2,486,000	5,238,000	(2,935,000)
Total other income (expense), net	(1,396,000)	(175,000)	(2,357,000)	(42,000)
Income from continuing operations before
income tax (provision) benefit and
equity in earnings (losses) of investments	7,598,000	2,311,000	2,881,000	(2,977,000)
Income tax (provision) benefit	(2,704,000)	(991,000)	(1,043,000)	1,400,000
Equity in earnings (losses) of investments	27,000	(84,000)	75,000	(183,000)
Income (loss) from continuing operations	4,291,000	1,236,000	1,913,000	(1,760,000)
Loss from discontinued operations, net of income taxes	(6,000)	(1,000)	(18,000)	(7,000)
Net income (loss)	4,915,000	1,235,000	1,895,000	(1,767,000)
Preferred dividends	(66,000)	(66,000)	(197,000)	(197,000)
Net income (loss) applicable to common stock	$4,849,000	$1,169,000	$1,698,000	$(1,964,000)

Basic net income (loss) per common share	$0.43	$0.10	$0.15	$(0.17)

Diluted net income (loss) per common share	$0.43	$0.10	$0.15	$(0.17)

Dividends per common share	$0.03	$0.0	$0.09	$0.3

Third Quarter Fiscal 2010 Compared to Third Quarter Fiscal 2009

Revenues

Total revenue for the third quarter of fiscal 2010 was $22.2 million compared to $13.0 million for the third quarter of fiscal 2009. The $9.2 million increase was primarily the result of increased agricultural revenue, as detailed below:

•
Lemon revenue for the third quarter of fiscal 2010 was $10.7 million compared to $8.0 million for the third quarter of fiscal 2009. The $2.7 million increase was a result of more volume sold at higher lemon prices in the marketplace. During the fiscal 2010 and fiscal 2009 third quarters, 573,000 and 442,000 cartons of lemons were sold at an average per carton price of $18.67 and $18.10, respectively.

•
Avocado revenue for the third quarter of fiscal 2010 was $7.7 million compared to $2.5 million in the third quarter of fiscal 2009. The $5.2 million increase was primarily due to increased production in fiscal 2010. During the third quarters of fiscal 2010 and 2009, 12.4 million and 2.2 million pounds of avocados were sold at an average per pound price of $0.62 and $1.14, respectively.

•
A higher quality crop of Navel oranges in fiscal 2010 compared to fiscal 2009 resulted in increased sales at the retail level, which resulted in a $0.9 million increase in revenue for this variety in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. During the third quarter of fiscal 2010, the Company received an average return of $10.40 on 151,000 field boxes versus $11.18 on 55,000 field boxes for the third quarter of fiscal 2009.

•
Larger sales volumes in our fiscal 2010 specialty crops at the retail level contributed to a $0.4 million increase in our specialty citrus crop revenues for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Costs and Expenses

Our total costs and expenses for the third quarter of fiscal 2010 were $13.2 million compared to $10.5 million for the third quarter of fiscal 2009, for an increase of $2.7 million. Of this increase, $1.9 million was attributable to increases in our agriculture costs and selling, general and administrative expenses of $1.1 million and $0.8 million, respectively. The remaining $0.8 million increase is primarily expenses associated with the Company’s real estate development projects.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for affiliated third party growers, and depreciation expense.  These costs are discussed further below:

•
Packing costs during the third quarter of fiscal 2010 were $2.6 million compared to $2.4 million in the third quarter of fiscal 2009. This $0.2 million increase is attributable to the higher volume of cartons packed and sold through our lemon packinghouse during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

•
Harvest costs for the third quarter of fiscal 2010 were $3.0 million compared to $2.1 million for the third quarter of fiscal 2009. This $0.9 million increase resulted from approximately 10.2 million more pounds of avocados harvested in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Selling, general and administrative costs for the three months ended July 31, 2010 were $2.2 million compared to $1.4 million for the three months ended July 31, 2009. This $0.8 million increase was primarily attributable to the following:

•
Legal and accounting costs of $0.4 million attributable to the filing of our Form 10 and Form 10Q with the Securities and Exchange Commission, and the listing of our common stock on the NASDAQ Global Market.

•
Employee incentive expenses of $0.2 million, compared to no employee incentive expenses in the third quarter of fiscal 2009.  Additionally, labor and benefits expense was $0.2 million higher in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

The $0.8 million increase in real estate expense for the three months ended July 31, 2010 was primarily attributable to a $0.5 million impairment charge. The Company recorded the impairment on its 6146 Cactus Wren Road, LLC (“Cactus Wren”) real estate project based on a decrease in market price.

Other Income/Expense

Our other income (expense) consists of interest expense, interest expense related to derivative instruments, interest income and other miscellaneous income/expense. For the third quarter of fiscal 2010 other income (expense) totaled $1.4 million expense that included $0.4 million of interest expense, $1.0 million of interest expense related to derivative instruments, $27,000 of interest income and $10,000 of other miscellaneous expense. This compares to interest expense of $0.2 million, interest expense related to derivative instruments of zero, interest income of $54,000 and $26,000 of other miscellaneous expense for the third quarter of fiscal 2009. The $1.0 million increase in interest expense related to derivative instruments in the third quarter of fiscal 2010 is the result of recording $0.7 million of adjustments to the underlying fair value liability for our interest rate swap and $0.3 million of amortization related to fair value adjustments for interest rate swaps previously deferred and recorded in other comprehensive income (loss).

Income Taxes

The Company recorded an estimated income tax provision of $2.7 million in the third quarter of fiscal 2010 on pre-tax earnings from continuing operations of $7.6 million compared to an estimated income tax provision of $1.0 million on pre-tax earnings from continuing operations of $2.2 million in the third quarter of fiscal 2009. Our estimated effective tax rate was 35.2%, after certain discrete items, for the third quarter of fiscal 2010 compared to an estimated rate of 44.3% for the third quarter of fiscal 2009. The primary reasons for this decrease in the estimated effective tax rate were increases in the allowable domestic production deduction and decreases in the change in unrecognized tax benefits, net of other nondeductible items in fiscal 2010 over the fiscal 2009 amounts.

Nine Months Ended July 31, 2010 Compared to the Nine Months Ended July 31, 2009

Revenues

Total revenue for the nine months ended July 31, 2010 was $41.8 million compared to $25.7 million for the nine months ended July 31, 2009. The $16.1 million increase was primarily the result of increased agricultural revenue, as detailed below:

•
Lemon revenue was $22.0 million for the nine months ended July 31, 2010 compared to $16.5 million for the nine months ended July 31, 2009. The $5.5 million increase was a result of more volume sold at higher lemon prices in the marketplace. During the nine months ended July 31, 2010 and 2009, 1.2 million and 1.1 million cartons of lemons were sold at an average per carton price of $18.33 and $15.00, respectively.

•
Avocado revenue for the nine months ended July 31, 2010 was $10.6 million compared to $2.6 million in the nine months ended July 31, 2009. The $8.0 million increase was primarily due to increased production in fiscal 2010. During the nine months ended July 31, 2010 and July 31, 2009, 16.5 million and 2.4 million pounds of avocados were sold at an average per pound price of $0.64 and $1.08, respectively

•
A higher quality crop of Navel oranges in fiscal 2010 compared to fiscal 2009 resulted in increased sales at the retail level, which resulted in a $1.4 million increase in revenue for this variety during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. During the nine months ended July 31, 2010, the Company received an average return of $8.93 on a 336,000 field boxes versus $7.73 on 194,000 field boxes in the nine months ended July 31, 2009.

•
Larger sales volumes in our specialty crops at the retail level contributed to a $1.1 million increase in specialty citrus crop revenues for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.  During the nine months ended July 31, 2010, 59,000 field boxes of Cara Cara navels were harvested compared to 30,000 field boxes harvested in the nine months ended July 31, 2009. Additionally during the nine months ended July 31, 2010, 35,000 field boxes of Satsuma mandarins were harvested compared to 15,000 field boxes in the nine months ended July 31, 2009.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2010 were $36.6 million compared to $28.6 million for the nine months ended July 31, 2009. This $8.0 million increase was primarily attributable to increases in our agriculture costs, real estate development expenses and selling, general and administrative expenses of $3.1 million $1.4 million and $3.4 million, respectively.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for affiliated third party growers, and depreciation expense. These costs are discussed further below:

•
Harvest costs for the nine months ended July 31, 2010 were $5.7 million compared to $4.0 million for the nine months ended July 31, 2009. This $1.7 million increase primarily resulted from 14.1 million more pounds of avocados being harvested in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

•
Growing costs during the nine months ended July 31, 2010 were $7.7 million compared to $7.1 million during the nine months ended July 31, 2009. This $0.6 million increase was primarily attributable to higher expenditures for fertilization, water, soil amendments and general tree care in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

•
Costs related to the lemons that we process and sell for outside third party growers were $4.3 million in the nine months ended July 31, 2010 compared to $3.1 million in the nine months ended July 31, 2009. This $1.2 million increase was attributable to higher per carton sales prices in fiscal 2010 compared to fiscal 2009. This increase was partially offset by a $0.4 million decrease in packing costs.

Real estate development expenses consist of costs incurred for our various real estate projects and depreciation expense.  During the nine months ended July 31, 2010 costs associated with our real estate development business were $1.6 million compared to costs of $0.2 million in the nine months ended July 31, 2009. This $1.4 million increase was primarily attributable to the following costs:

•
Incidental operating costs of $0.7 million at our Windfall Investors, LLC (“Investors”) Creston, California ranch (the “Windfall Ranch”) real estate development project, which was not a part of our operations until fiscal 2010.

•
An impairment charge of $0.5 million was recorded relating to a decrease in market price of the Cactus Wren real estate project. The remaining costs of $0.2 million are associated with our Templeton Santa Barbara, LLC (“Templeton”) real estate project as well as our 6073 East Donna Circle, LLC (“Donna Circle”) and Cactus Wren (collectively, the “Arizona Development Projects”)  real estate projects. These costs were capitalized during most of fiscal 2009.

Selling, general and administrative costs for the nine months ended July 31, 2010 were $8.1 million compared to $4.7 million for the nine months ended July 31, 2009. This $3.4 million increase primarily consists of the following:

•	A $1.3 million charge related to our stock grant performance bonus plan.

•
Legal and accounting costs of $1.3 million associated with the filing of our Form 10 and Form 10Q with the Securities and Exchange Commission and the listing of our common stock on the NASDAQ Global Market.

•
Employee incentive expenses of $0.4 million, compared to no employee incentive expenses in the nine months ended July 31, 2009.  Additionally, labor and benefits expense was $0.3 million higher in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

Other Income/Expense

Other income (expense) consists of interest expense, interest expense related to derivative instruments, interest income and other miscellaneous income/expense. For the nine months ended July 31, 2010 our other income (expense), totaled $2.3 million of expense and included $1.3 million of interest expense, $1.5 million of interest expense related to derivative instruments, $0.1 million of interest income and $0.4 million of other miscellaneous income. This compares to interest expense of $0.5 million, interest expense related to derivative instruments of zero, interest income of $0.2 million and other miscellaneous income of $0.3 million for the nine months ended July 31, 2009. The increase in interest expense related to derivative instruments in fiscal 2010 is the result of recording $1.2 million of adjustments to the underlying fair value liability for our interest rate swap and $0.3 million of amortization related to fair value adjustments for interest rate swaps previously deferred and recorded in other comprehensive income (loss).

Income Taxes

           The Company recorded an estimated income tax provision of $1.0 million in the nine months ended July 31, 2010 on pre-tax income from continuing operations of $3.0 million compared to an estimated income tax benefit of $1.4 million on pre-tax losses from continuing operations of $3.2 million in the nine months ended July 31, 2009. Our estimated effective tax rate was 35.3% for the nine months ended July 31, 2010 compared to an estimated rate of 44.3% for the nine months ended July 31, 2009. The primary reasons for this decrease in our estimated effective tax rate were increases in the allowable domestic production deduction and decreases in the change in unrecognized tax benefits, net of other nondeductible items in fiscal 2010 over the fiscal 2009 amounts.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations we for current market conditions, market opportunities and available resources.

The following table shows the segment results of operations for the third quarter and nine months ended July 31, 2010 and 2009:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenues
Agribusiness	$21,215,000	$12,055,000	$38,689,000	$22,857,000
Rental operations	964,000	913,000	2,881,000	2,779,000
Real estate development	51,000	16,000	231,000	24,000
Total revenues	22,230,000	12,984,000	41,801,000	25,660,000
Costs and expenses
Agribusiness	9,552,000	8,494,000	25,236,000	22,127,000
Rental operations	534,000	484,000	1,625,000	1,545,000
Real estate development	911,000	92,000	1,634,000	233,000
Corporate and other	2,239,000	1,428,000	8,068,000	4,690,000
Total costs and expenses	13,236,000	10,498,000	36,563,000	28,595,000
Operating income (loss)
Agribusiness	11,663,000	3,561,000	13,453,000	730,000
Rental operations	430,000	429,000	1,256,000	1,234,000
Real estate development	(860,000)	(76,000)	(1,403,000)	(209,000)
Corporate and other	(2,239,000)	(1,428,000)	(8,608,000)	(4,690,000)
Total operating income (loss)	$8,994,000	$2,486,000	$5,238,000	$(2,935,000)

Third Quarter of Fiscal 2010 Compared to the Third Quarter of Fiscal 2009

Agribusiness

For the third quarter of fiscal 2010 our agribusiness segment revenue was $21.2 million compared to $12.1 million for the third quarter of fiscal 2009. The $9.1 million increase reflected higher revenue in most varieties of our crops for the fiscal 2010 third quarter compared to the fiscal 2009 third quarter.  The increase in agribusiness revenue primarily consists of the following:

•
Lemon revenue for the third quarter of fiscal 2010 was $10.7 million compared to $8.0 million for the third quarter of fiscal 2009. The $2.7 million increase was a result of more volume sold at higher lemon prices in the marketplace. During the third quarters of fiscal 2010 and 2009, 573,000 and 442,000 cartons of lemons were sold at an average per carton price of $18.67 and $18.10, respectively. This 30% increase in volume and 3% increase in price were attributable to lower levels of available fruit industry-wide in fiscal 2010; allowing us to sell more fruit and maintain higher prices than in the comparable period in fiscal 2009.

•
Avocado revenue for the third quarter of fiscal 2010 was $7.7 million compared to $2.5 million in the third quarter of fiscal 2009. The $5.2 million increase was primarily due to increased production in fiscal 2010. During the third quarters of fiscal 2010 and 2009, 12.4 million and 2.2 million pounds of avocados were sold at an average per pound price of $0.62 and $1.14, respectively. The low level of avocado revenue in the third quarter of fiscal 2009 reflected a very small California avocado crop in fiscal 2009 due to an unseasonable heat event in the spring of 2008 that adversely impacted the bloom and set of the fiscal 2009 crop.

•
A higher quality crop of Navel oranges in fiscal 2010 compared to fiscal 2009 resulted in increased sales at the retail level and drove a $0.9 million increase in revenue for this variety in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. During the third quarter of fiscal 2010, the Company received an average return of $10.40 on 151,000 field boxes versus $11.18 on 55,000 field boxes for the third quarter of fiscal2009.

•
Larger sales volumes in our fiscal 2010 specialty crops at the retail level contributed to a $0.4 million increase in our specialty citrus crop revenues for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

•	Partially offsetting these increases was a $0.1 million decrease in Valencia orange revenue.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for affiliated third party growers, and depreciation expense. For the third quarter of fiscal 2010, our agribusiness costs and expenses were $9.6 million compared to $8.5 million for the third quarter of fiscal 2009, resulting in a $1.1 million increase, which is detailed further below:

•
Packing costs during the third quarter of fiscal 2010 were $2.6 million compared to $2.4 million in the third quarter of fiscal 2009. This $0.2 million increase is attributable to the higher volume of cartons packed and sold through our lemon packinghouse during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. During the third quarter of fiscal 2010, 573,000 cartons of lemons were packed and sold compared to 442,000 in the third quarter of fiscal 2009.

•
Harvest costs for the third quarter of fiscal 2010 were $3.0 million compared to $2.1 million for the third quarter of fiscal 2009. This $0.9 million increase primarily resulted from 10.2 million more pounds of avocados harvested in the third quarter of fiscal 2010 compared to fiscal 2009. We harvested 12.4 million pounds of avocados in the third quarter of fiscal 2010 versus 2.2 million pounds harvested in the third quarter of fiscal 2009.  All other agricultural costs were similar quarter to quarter.

Rental Operations

Our rental operations had revenue of $1.0 million in the third quarter of fiscal 2010 and $0.9 million in the third quarter of fiscal 2009. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.  Total expenses in our rental operations segment were also similar quarter to quarter.

Real Estate Development

Our real estate development segment had revenue of $51,000 in the third quarter of fiscal 2010 and no significant revenue in the third quarter of fiscal 2009. The third quarter fiscal 2010 revenue represented lease income from certain of the facilities at Windfall Ranch and from one of our Arizona Development Projects.

Costs and expenses in our real estate development segment were $0.9 million in the third quarter of fiscal 2010 compared to $92,000 in the third quarter of fiscal 2009. The third quarter fiscal 2010 costs include a $0.5 million impairment charge to the Cactus Wren project due to a decrease in market price. Maintenance costs and utility costs incurred at the Investors project and expenses for the East Area 1 and 2 projects that are not capitalized account for the remaining costs in the third quarter of fiscal 2010.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. For the third quarter of fiscal 2010, corporate and other costs were $2.2 million compared to $1.4 million for the third quarter of fiscal 2009. This $0.8 million increase was primarily attributable to $0.4 million of legal and accounting costs incurred during the third quarter of fiscal 2010 associated with the filing of our Form 10 and Form 10Q with the Securities and Exchange Commission and the listing of our common stock on the NASDAQ Global Market. The third quarter of fiscal 2010 includes $0.2 million of employee incentive accruals compared to no employee incentive accruals in the third quarter of fiscal 2009. Additionally, labor and benefits expense was $0.2 million higher in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Nine Months Ended July 31, 2010 Compared to the Nine Months Ended July 31, 2009

Agribusiness

For the nine months ended July 31, 2010 our agribusiness segment revenue was $38.7 million compared to $22.9 million for the nine months ended July 31, 2009. The $15.8 million increase reflected higher revenue in most varieties of our crops for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009, as detailed below:

•
Lemon revenue for the nine months ended July 31, 2010 was $22.0 million compared to $16.5 million for the nine months ended July 31, 2009. The $5.5 million increase was a result of more volume sold at higher lemon prices in the marketplace. During the nine months ended July 31, 2010 and July 31, 2009, 1.2 million and 1.1 million cartons of lemons were sold at an average per carton price of $18.33 and $15.00, respectively. This 9% increase in volume and 22% increase in price were attributable to lower levels of available fruit industry-wide in fiscal 2010; allowing us to sell more fruit and maintain higher prices than in the comparable period in fiscal 2009.

•
Avocado revenue for the nine months ended July 31, 2010 was $10.6 million compared to $2.6 million in the nine months ended July 31, 2009. The $8.0 million increase was primarily due to increased production in 2010. During the nine months ended July 31, 2010 and July 31, 2009, 16.5 million and 2.4 million pounds of avocados were sold at an average per pound price of $0.64 and $1.08, respectively. The low level of avocado revenue in the nine months ended July 31, 2009 reflected a very small California avocado crop in fiscal 2009 due to an unseasonable heat event in the spring of 2008 that adversely impacted the bloom and set of the fiscal 2009 crop.

•
A higher quality crop of Navel oranges in fiscal 2010 compared to fiscal 2009 resulted in increased sales at the retail level and drove a $1.4 million increase in revenue for this variety in the nine months July 31, 2010 compared to the same period of fiscal 2009. During the nine months ended July 31, 2010, the Company received an average return of $8.93 on a 336,000 field boxes versus $7.73 on 194,000 field boxes in the first nine months ended July 31, 2009.

•
Larger sales volumes in our fiscal 2010 specialty crops at the retail level contributed to a $1.1 million increase in specialty citrus crop revenues for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. During the nine months ended July 31, 2010, 59,000 field boxes of Cara Cara navels were harvested compared to 30,000 field boxes harvested in the nine months ended July 31, 2009. Additionally during the nine months ended July 31, 2010, 35,000 field boxes of Satsuma mandarins were harvested compared to 15,000 field boxes in the nine months ended July 31, 2009.

•	Partially offsetting these increases was a $0.2 million decrease in Valencia orange revenue.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for affiliated third party growers, and depreciation expense. For the nine months ended July 31, 2010 our agribusiness costs and expenses were $25.2 million compared to $22.1 million for the nine months ended July 31, 2009, resulting in a $3.1 million increase.  The $3.1 million increase primarily consists of the following:

•
Harvest costs for the nine months ended July 31, 2010 were $5.7 million compared to $4.0 million for the nine months ended July 31, 2009. This $1.7 million increase primarily resulted from 14.1 million more pounds of avocados being harvested in the nine months ended July 31, 2010 versus the nine months ended July 31, 2009. We harvested 16.5 million pounds of avocados in the nine months ended July 31, 2010 compared to 2.4 million pounds harvested in the nine months ended July 31, 2009.

•
Growing costs during the nine months ended July 31, 2010 were $7.7 million compared to $7.1 million during the nine months ended July 31, 2009. This $0.6 million increase was attributable to higher expenditures for fertilization, water, soil amendments and general tree care in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

•
Costs related to the lemons we process and sell for outside third party growers were $4.3 million in the nine months ended July 31, 2010 compared to $3.1 million in the nine months ended July 31, 2009. This $1.2 million increase was attributable to higher per carton lemon sales prices in fiscal 2010 compared to fiscal 2009.  This increase was partially offset by a $0.4 million decrease in packing costs.

Rental Operations

Our rental operations had revenue of $2.9 million in the nine months ended July 31, 2010 and $2.8 million in the nine months ended July 31, 2009. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.  Total expenses in our rental operations segment were $1.6 million in the nine months ended July 31, 2010 and $1.5 million in the nine months ended July 31, 2009. The increase in fiscal 2010 was due to additional maintenance performed on our residential rental units compared to fiscal 2009.

Real Estate Development

Our real estate development segment had revenue of $0.2 million in the nine months ended July 31, 2010 and no significant revenue in the nine months ended July 31, 2009. The 2010 revenue represented lease income from certain of the facilities at Windfall Ranch and from one of the Arizona Development Projects.

Costs and expenses in the real estate development segment were $1.6 million in the nine months ended July 31, 2010 compared to $0.2 million in the nine months ended July 31, 2009. Incidental operating costs of $0.7 million at the Windfall Ranch project are included in the 2010 costs. Additionally, the 2010 costs include a $0.5 million impairment charge to the Cactus Wren project due to a decrease in market price.

Corporate and Other

Selling, general and administrative costs for the nine months ended July 31, 2010 were $8.1 million compared to $4.7 million for the nine months ended July 31, 2009. This $3.4 million increase included a $1.3 million charge related to our stock grant performance bonus plan. In the nine months ended July 31, 2010, the Company incurred $1.3 million of legal and accounting costs associated with the filing of our Form 10 and Form 10-Q with the Securities and Exchange Commission and the listing of our common stock on the NASDAQ Global Market. The nine months ended July 31, 2010 includes $0.4 million of employee incentive expenses compared to no employee incentive expenses in the nine months ended July 31, 2009.  Additionally, labor and benefits expense was $0.3 million higher in the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009.

Liquidity and Capital Resources

Cash Flows from Operating Activities

The significant components of the Company’s cash flows from operating activities as included in the unaudited Consolidated Condensed Statements of Cash Flows are as follows:

•
For the nine months ended July 31, 2010 net cash provided by operating activities was $2.2 million compared to $4.5 million net cash used in operating activities in the same period of fiscal 2009. Net income was $1.9 million for the nine months ended July 31, 2010 compared to a net loss of $1.8 million for the same period of fiscal 2009.  The $3.7 million increase in net income is primarily due to an increase in revenue and a corresponding increase in operating income in the nine months ended July 31, 2010 as compared to the same period in fiscal 2009 as further discussed in the section captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” included herein.

•	Included in net income for the nine months ended July 31, 2010, was an impairment charge of $0.5 million related to the Cactus Wren real estate development project due to a decrease in market price.

•
Included in the net income for the nine months ended July 31, 2010 was a $0.4 million non-cash charge related to stock compensation expense, which is $0.2 million less than the same period of fiscal 2009. The decrease in expense is primarily due to a second quarter fiscal 2010 fair market value reduction of the repurchase obligation related to a former stock option and stock appreciation rights plan.

•
Expense related to Officers notes receivable forgiveness is a non-cash charge that occurred in fiscal 2010 in connection with the Company’s stock grant program and there was no such charge in fiscal 2009.

•
Non- cash interest expense on derivative instruments is $1.5 million greater in the nine months ended July 31, 2010 compared to the same period of fiscal 2009 due to a change in the accounting for the Company’s interest rate swap agreements.  In fiscal 2009, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income.  In April 2010, the Company extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement, which disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable used $5.9 million in operating cash flows in the nine months ended July 31, 2010 compared to using $2.4 million in operating cash flows for the same period of fiscal 2009. This increase was primarily the result of an increase in accounts receivable in the nine months ended July 31, 2010 of $6.4 million compared to an increase of $2.1 million in the nine months ended July 31, 2009, which was the result of larger agricultural revenue in fiscal 2010 compared to fiscal 2009.

•
Inventoried cultural costs is $0.5 million less in the nine months ended July 31, 2010 compared to the same period of fiscal 2009 primarily due to an initial higher amount of inventory carried at the beginning of fiscal 2009.

•
Income taxes receivable is $0.4 million less in the nine months ended July 31, 2010 compared to the same period of fiscal 2009.  The receivable at July 31, 2009 primarily represents the estimated tax benefit resulting from the Company’s loss in fiscal 2009.  The Company generated net income in the nine months ended July 31, 2010 rather than a loss and therefore has recorded an estimated tax liability of $1.0 million as of July 31, 2010, which is included in accrued liabilities.

•
Accounts payable and growers payable provided $0.2 million of cash from operating activities in the nine months ended July 31, 2010 compared to using $1.4 million of cash from operating activities in the same period of fiscal 2009. Consistent with increased revenues for the nine months ended July 31, 2010 compared to the same period of  fiscal 2009, agricultural expenses totaled $25.2 million for the nine months ended July 31, 2010 compared to $22.1 million for the nine months ended July 31, 2009, which resulted in an increase in accounts payable and growers payable.

•
Accrued liabilities provided $1.2 million in operating cash flows in the nine months ended July 31, 2010 compared to using $1.4 million in the same period of fiscal 2009. Accrued bonuses of $1.3 million for fiscal 2008 were included in accrued liabilities at October 31, 2008 and paid in the nine months ended July 31, 2009. There were no accrued bonuses at October 31, 2009 for fiscal 2009.

Cash Flows from Investing Activities

The nine months ended July 31, 2010 used $4.2 million net cash in investing activities compared to $6.4 million net cash used in investing activities for the same period of fiscal 2009, which was comprised primarily of capital expenditures. Such capital expenditures were $4.1 million for the nine months ended July 31, 2010 and $6.0 million for the same period of fiscal 2009.  In the nine months ended July 31, 2010, capital expenditures included $2.7 million for real estate development projects, $1.9 million for entitlement costs on the East Area 1 development project, $0.2 million for entitlement costs on the Templeton development project and $0.6 million on improvements at the Windfall Ranch project. In the nine months ended July 31, 2009 capital expenditures included $4.4 million on these real estate development projects which included $1.6 million for our East Area 1 project, $0.9 million for our Templeton project and $1.9 million for the completion of our Arizona development projects.

Cash Flows from Financing Activities

The nine months ended July 31, 2010 provided net cash by financing activities in the amount of $1.6 million compared to $10.9 million net cash provided by financing activities in the same period of fiscal 2009. The decrease in net cash provided from financing activities in the nine months ended July 31, 2010 compared to the same period of fiscal 2009 was primarily the result of repayments of our Rabobank line of credit and increased common stock dividends of $0.7 million.

Transactions Affecting Liquidity and Capital Resources

We have a revolving credit facility with Rabobank, NA (“Rabobank”) that permits us to borrow up to $80.0 million. Additionally, we have three term loans and a credit facility with Farm Credit West, FLCA (“Farm Credit”), for an aggregate amount of approximately $28.4 million.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditures, debt service, working capital needs and of other contractual obligations for fiscal 2011.  In addition we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of July 31, 2010, our outstanding borrowings under our Rabobank credit facility were $63.4 million and we had $16.6 million of availability under this facility. At October 31, 2009 we had $61.7 million outstanding and $18.3 million available under this facility.   The Rabobank revolving credit facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (LIBOR) plus a spread of 1.5%, which was 1.85% and 1.75% at July 31, 2010 and October 31, 2009, respectively.

Under the Rabobank revolving credit facility, the Company has the option of fixing the interest rate on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two, three or five year LIBOR rates plus a spread of 1.5%.  Details regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated condensed financial statements for the nine months ended and as of July 31, 2010 included elsewhere in this Quarterly Report on Form 10-Q.

The Rabobank revolving credit facility is secured by certain of our agricultural properties and all of our equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt, and restrictions on the purchase or sale of major assets.  We also are subject to a covenant that the Company will maintain a debt service coverage ratio (as defined in the Rabobank revolving credit facility) of less than 1.25 to 1.0 measured annually at October 31. We were unable to comply with the debt service coverage ratio for fiscal 2009, and in December 2009, received a waiver of such non-compliance from Rabobank for fiscal 2009.  The Rabobank revolving credit facility was not declared to be in default by Rabobank and, as a result of the waiver, the Company is not in breach of any term thereof.

Based upon our results of operations for the nine months ended July 31, 2010 and our anticipated debt service coverage for the full year, combined with other performance estimates available to management in our agricultural and rental operations, we currently anticipate being in compliance with all covenants under our agreement with Rabobank for fiscal 2010.

We have the ability to prepay any amounts outstanding under the Rabobank revolving credit facility without penalty.

Farm Credit Term Loans

As of July 31, 2010, we had $7.7 million outstanding under two term loans with Farm Credit.  We had $6.8 million outstanding under the first loan with Farm Credit and $0.9 million outstanding under the second loan from Farm Credit.  The interest rates on our borrowings under both of the Farm Credit term loans were 3.25%.  Quarterly principal and interest payments are due through November 2022 and May 2032, respectively, when both loans mature.  These term loans are secured by certain of our agricultural properties and include certain affirmative covenants including, among other customary covenants, financial reporting requirements and restrictions on the sale of assets.

Windfall Investors, LLC Line of Credit and Term Loan

Prior to November 15, 2009, we guaranteed, jointly and severally, with Windfall LLC (“Windfall”), all amounts outstanding under the Investors line of credit and the Investors term loan.  Upon the November 15, 2009 acquisition of the 85% membership interest in Investors that the Company did not already own, the results of operations and all of the assets and liabilities of Investors are included in the unaudited consolidated condensed financial statements of the Company.

The Investors debt at July 31, 2010 consisted of approximately $9.2 million under a term loan and approximately $11.6 million under the line of credit, both of which are with Farm Credit. The interest rates on the term loan and the line of credit were 6.73% and 3.50%, respectively, which were not materially different at July 31, 2010 than at October 31, 2009.

On May 27, 2010 the terms of the Investors line of credit were amended, effective as of May 7, 2010 to extend the maturity date to May 1, 2013 and increase the commitment to $13.0 million.  Details related to this amendment can be found in our Form 8-K with a report date of May 27, 2010, which was filed on June 1, 2010

Interest Rate Swaps

We enter into interest rate swaps (derivatives) to minimize the risks and costs associated with our financing activities.  Our interest rate swaps (derivatives) previously qualified for hedge accounting.  Therefore, the fair value adjustments to the underlying debt were deferred and are included in accumulated other comprehensive income (loss) in the consolidated balance sheets at July 31, 2010 and October 31, 2009.  Details regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated condensed financial statements for the nine months ended and as of July 31, 2010 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents the Company’s contractual obligations at July 31, 2010 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$51,183,000	$143,000	$42,317,000	$363,000	$8,360,000
Variable rate debt (principal)	40,713,000	476,000	34,014,000	1,067,000	5,156,000
Operating lease obligations	9,117,000	1,693,000	2,904,000	1,795,000	2,725,000
Total contractual obligations	$101,013,000	$2,312,000	$79,235,000	$3,225,000	$16,241,000
Interest payments on fixed and variable rate debt	$19,109,000	$3,584,000	$7,120,000	$1,166,000	$7,239,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal 2011. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 10 to the unaudited consolidated condensed financial statements for the nine months ended and as of July 31, 2010 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2009.

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

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to the Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect of all of our development projects (other than our Arizona Development Projects, which are both complete, single family, luxury homes with one under lease), current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our consolidated financial statements for the year ended October 31, 2009, the Company’s Defined Benefit Pension Plan was frozen as of June 30, 2004.  During nine months ended July 31, 2010, the Company made a $300,000 contribution to such plan.

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

Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo Growers, Inc. (“Calavo”) and other third-party packinghouses) due to the timing differences between when the product is delivered by us and the closing of the pools for such fruits at the end of each month.  Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative.  As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools.  Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Capitalization of Costs - We capitalize the planning, entitlement and certain development costs associated with our various real estate development projects.  Costs that are not properly capitalized are expensed as incurred.  Based on potential changes in the nature of these projects, future costs incurred could not be properly capitalized and would be expensed as incurred.  For the nine months ended July 31, 2010, we capitalized approximately $2.7 million of costs related to our real estate projects and expensed approximately $1.1 million of costs.

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

Impairment of Long-Lived Assets – We evaluate our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carry value of the asset to its fair value.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Borrowings under each of our Rabobank revolving credit facility, Farm Credit term loans and Investors line of credit are subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Under each of our Rabobank revolving credit facility and Farm Credit term loans, our borrowing interest rate is a LIBOR-based rate plus a spread.  The interest rate on the Investors line of credit varies based on Farm Credit’s cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%.  At July 31, 2010 our total debt outstanding under the Rabobank revolving credit facility and the Farm Credit term loans was approximately $63.4 million, $6.8 million, and $0.9 million, respectively.  At July 31, 2010 our total debt outstanding under the Investors line of credit and term loan was $11.6 million and $9.2 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives).  We fixed $42 million of our outstanding Rabobank borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	July 31, 2010	October 31, 2009	July 31, 2010	October 31, 2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$3,279,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	206,000
Total	$42,000,000	$42,000,000	$3,279,000	$2,171,000

Based on our level of borrowings at July 31, 2010, after taking into consideration the effects of our interest rate swaps (derivatives), a 1% increase in interest rates would increase our interest expense $0.1 million for the remainder of fiscal 2010 and an annual average of $0.4 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $60,000 for the remainder of fiscal 2010 and an annual average of $0.2 million for the three subsequent fiscal years.

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

Item 4.                Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under our line of credit and term loan facilities.

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

Our credit facilities and a portion of our term loan facilities bear interest at variable rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our revolving credit facility, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of operation of the Company if prevailing interest rates remain below fixed rates established in such instruments.

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

As of December 31, 2009, directors and members of our executive management team beneficially owned or controlled approximately 15% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

LIMONEIRA COMPANY

September 13, 2010	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 13, 2010	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)