Form 10-K
period 2010-10-31
Limoneira CO
filed 2011-01-26
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34755
Limoneira Company
 (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0260692 (I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (805) 525-5541

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $162.5 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2010 was 11,176,752.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which we intend to hold on March 22, 2011 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2010.

TABLE OF CONTENTS

CAUTIONARY STATEMENT

This annual report on Form 10-K contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words "may," "will," could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or other words or expressions of similar meaning.  We have based these forward-looking statements on our current expectations about future events.  The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this annual report include:

•	changes in laws, regulations, rules, quotas, tariffs, and import laws;

•	weather conditions, including freezes and rains, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for land development activities;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in this annual report.

In addition, this annual report on Form 10-K contains industry data related to our business and the markets in which we operate. This data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results could differ from the projections. We urge you to carefully review this annual report on Form 10-K, particularly the section “Risk Factors,” for a complete discussion of the risks of an investment in our common stock.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this annual report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this annual report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

All references to “we,” “us,” “our,” “our Company,” “the Company,” or “Limoneira” in this annual report on Form 10-K mean Limoneira Company, a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  Our business and operations are described below.  For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in this annual report on Form 10-K beginning on page 54.  In addition, general information concerning the Company can be found on our website, the internet address of which is www.limoneira.com.  All of our SEC filings, including but not limited to, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

We are an agriculture and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,300 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers and, according to Sunkist Growers, Inc., which we refer to as Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Santa Barbara and Tulare Counties in California, which plantings consist of approximately 1,840 acres of lemons, 1,370 acres of avocados, 1,060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the unadjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

For more than 100 years, we have been making strategic investments in California agricultural and development real estate, and more recently, in Arizona real estate.  As of the date of this annual report on Form 10-K, we have seven active real estate development projects in California and one in Arizona.  Our real estate developments range from apartments to luxury, single-family homes and in California include approximately 200 completed units and another approximately 2,000 units in various stages of planning and entitlement.  Our real estate development in Arizona, 6037 East Donna Circle, LLC (“Donna Circle”), consists of one luxury home in Paradise Valley, which is adjacent to Phoenix and Scottsdale. This home is currently being leased.

2010 Highlights

On May 27, 2010, shares of our common stock commenced trading on the NASDAQ Global Market under the ticker symbol “LMNR”.

On July 30, 2010, we provided written notice to Sunkist Growers, Inc., which we refer to as Sunkist,  that we were terminating the Sunkist Growers, Inc. Commercial Packinghouse License Agreement dated as of October 1, 2008, which we refer to as the Sunkist License Agreement, effective November 1, 2010.  Under the Sunkist License Agreement, we were was authorized to grade, label, pack, prepare for marketing by Sunkist and ship lemons grown by us as well as other growers.  The Sunkist License Agreement also authorized us to use the SUNKIST® trademark, including any and all variations thereto, in connection with the foregoing.

Commencing November 1, 2010, we began marketing and selling our lemons directly to our food service, wholesale and retail customers throughout North America, Asia, Australia and certain other countries.

In August 2010, the Company sold the Cactus Wren property for $3,000,000 cash, realizing net cash from escrow of $2,811,000 after selling and other closing costs. A description of the Cactus Wren Project is included below under the heading “Business Segments – Real Estate Development.”

Business Segments

We have three business segments: agriculture, rental operations, and real estate development.  The agriculture segment includes our farming and lemon packing operations.  The rental operations segment includes our housing, organic recycling, commercial and leased land operations.  The real estate development segment includes our real estate projects and development.  Financial information and further discussion of these segments, are contained in Note 24 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Agriculture

Our agriculture segment includes our operations for farming and lemon packing.  The agriculture segment represented approximately 87%, 89%, and 93% of our fiscal 2010, fiscal 2009 and fiscal 2008 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Santa Barbara and Tulare Counties in California, which consist of approximately 1,840 acres of lemons, 1,370 acres of avocados, 1,060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons we grow as well as lemons grown by others.

Lemons.  We are one of the largest lemon growers in the United States with approximately 1,840 acres of lemons planted throughout Ventura County, California and Tulare County in the San Joaquin Valley in Central California.  In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 87% of our lemons are grown in Ventura County and approximately 13% are grown in Tulare County in Central California’s San Joaquin Valley.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California grown lemons are available 12 months of the year, with peak production periods occurring from January through August.  Approximately 92% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 8% are of other varieties.  The storage life of fresh lemons is limited and generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

With an average annual production of approximately 750,000 tons of lemons, California accounts for approximately 87% of the United States lemon crop, with Arizona producing a vast majority of the rest.  Between 50% and 70% percent of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences.  Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or other carbonated beverages or drinks.  Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year round.

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand to the food service industry, wholesalers and retail operations throughout North America, Asia and certain other countries primarily through Sunkist Growers, Inc., an agricultural marketing cooperative with which we previously sold our lemons.  As discussed above under the heading “2010 Highlights,” effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout North America, Asia, Australia and certain other countries.

Avocados.  We are the largest avocado grower in the United States with approximately 1,370 acres of avocados planted throughout Ventura and Santa Barbara Counties.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

Over the last 70 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis.  California grown avocados are available year round, with peak production periods occurring between February and September.  Other avocado varieties have a more limited picking season and typically command a lower price.  Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses.  Approximately 98% of our avocado plantings are of the Hass variety.  The storage life of fresh avocados is limited and generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

We provide all of our avocado production to Calavo Growers, Inc., which we refer to as Calavo, a packing and marketing company listed on NASDAQ under the symbol CVGW.  Calavo’s customers include many of the largest retail and food service companies in the United States and Canada.  Our marketing relationship with Calavo dates back to 2003.  Calavo receives fruit from our orchards at its packinghouse located in Santa Paula.  Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo, sold and distributed under its own brands to its customers primarily in the United States and Canada.

Primarily due to differing soil conditions, the care of avocado trees is intensive and during our 70-year history of growing avocados, growing techniques have changed dramatically.  The need for more production per acre to compete with foreign sources of supply has required us to take an important lead in the practice of dense planting (typically four times the number of avocado trees per acre versus traditional avocado plantings) and mulching composition to help trees acclimate under conditions that more closely resemble those found in the tropics, a better climate for avocado growth.

Oranges.  While we are primarily known for our high quality lemons, we also grow oranges.  We have approximately 1,060 acres of oranges planted throughout Tulare County in the San Joaquin Valley in Central California.  In California, the growing area stretches from Imperial County to Yolo County.

For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late 20th century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety of oranges.  California grown Valencia oranges are available from March to October, with peak production periods occurring between June and September.  California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  Approximately 19% of our orange plantings are of the Valencia variety and approximately 81% are of the Navel variety.

Navel oranges comprise most of California’s orange crop, accounting for approximately 75% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop.  While California produces approximately 24% of the nation’s oranges, its crop accounts for approximately 80% of those going to the fresh market.  The share of California’s crop going to fresh market, as opposed to the processed market (i.e. juices, oils and essences) varies by season, depending on the quality of the crop.

While Sunkist no longer markets and sells our lemons, it will continue to market and sell our oranges under the Sunkist brand to the food service industry, wholesalers and retail operations throughout the world.  As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges and orders are processed by a packinghouse for direct shipment to customers.  We typically partner with outside packers to process and ship our oranges.  Approximately 70% of our oranges are sold to retail outlets and approximately 30% are sold to the food service industry.

Specialty Citrus and Other Crops.  A few decades ago in response to an ever changing marketplace, we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 400 acres of specialty citrus and other crops planted such as pummelos, Moro blood oranges, Cara Cara oranges, Satsuma mandarins, sweet Meyer lemons, proprietary seedless lemons, pink variegated lemons, Minneola tangelos, pistachios, cherries and Star Ruby grapefruit.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange.  We grow Satsumas, a type of mandarin orange similar to Clementine oranges.  All of our specialty citrus, other than specialty lemons such as sweet Meyer lemons, pink variegated lemons and proprietary seedless lemons, is marketed and sold under the Sunkist brand by Sunkist and packed and shipped to major retail operations in the United States through arrangements with other packers similar to our oranges.

We market our other specialty crops, such as pistachios and cherries, independently.  All of our pistachios are harvested and sold to an independent roaster, packager and marketer of nuts.  All of our cherries are harvested and sold to independent packers and shippers.

We have agricultural plantings on 13 properties located throughout Ventura, Santa Barbara and Tulare Counties in California.  The following is a description of each such property.

Limoneira/Olivelands Ranch.  The Limoneira/Olivelands Ranch is the original site of the Company and consists of approximately 1,744 contiguous acres located just west of Santa Paula, California.  The Company’s headquarters, lemon packing operations and storage facilities are located on this property.  There are approximately 1,190 acres of agricultural plantings on this property, which consist of approximately 540 acres of lemons, 640 acres of avocados and 2 acres of specialty citrus and other crops.  The Company leases approximately 200 acres to third party agricultural tenants who grow a variety of row crops.  The Company also leases to Calavo office space located on this property.

Orchard Farm Ranch.  The Orchard Farm Ranch consists of approximately 1,120 acres located just west of Santa Paula, California.  There are approximately 810 acres of agricultural plantings on this property, which consist of approximately 420 acres of lemons, 30 acres of avocados and 7 acres of specialty citrus and other crops planted by the Company and approximately 350 acres leased to third party agricultural tenants who grow a variety of row crops.  The Orchard Farm Ranch is directly adjacent to the Limoneira/Olivelands Ranch, which together comprise nearly 2,900 contiguous acres approximately eight miles from the Pacific Ocean.

Teague McKevett Ranch.  The Teague McKevett Ranch consists of approximately 520 acres located just east of Santa Paula, California.  There are approximately 410 acres of agricultural plantings on this property, which consist of approximately 210 acres of lemons and 181 acres of avocados planted by the Company and approximately 20 acres leased to third party tenants who grow a variety of row crops.  As described below under the heading “Real Estate Development”, the Teague McKevett Ranch comprises all of East Area I.

La Cuesta Ranch.  The La Cuesta Ranch consists of approximately 220 acres located between Santa Paula, California and Ojai, California.  The Company has approximately 130 acres of agricultural plantings on this property, which consist of approximately 90 acres of lemons, 30 acres of avocados and 10 acres of specialty citrus and other crops.

San Cayetano Ranch.  The San Cayetano Ranch consists of approximately 90 acres located between Santa Paula, California and Fillmore, California.  The Company has approximately 80 acres of agricultural plantings on this property, which consist of approximately 10 acres of lemons and 70 acres of avocados.

Sawyer Ranch.  The Sawyer Ranch consists of approximately 30 acres located between Santa Paula, California and Fillmore, California.  The Company leases this property and has approximately 30 acres of agricultural plantings consisting of approximately 10 acres of lemons and 20 acres of avocados.

La Campana Ranch.  The La Campana Ranch consists of approximately 320 acres located between Santa Paula, California and Fillmore, California.  The Company has approximately 290 acres of agricultural plantings on this property, which consists of approximately 110 acres of lemons and 180 acres of avocados.

Wilson Ranch.  The Wilson Ranch consists of approximately 50 acres located between Santa Paula, California and Fillmore, California.  The Company has approximately 30 acres of avocado plantings on this property.

Limco Del Mar Ranch.  The Limco Del Mar Ranch consists of approximately 210 acres located on the east end of Ventura, California.  As described in “Real Estate Development” below, this property is owned by a limited partnership of which the Company is the general partner and owns an interest of 23.4%, which is comprised of a 1.3% general partner interest and a 22.1% limited partner interest.  This property has approximately 190 acres of agricultural plantings consisting of 120 acres of lemons and 70 acres of avocados.  The Company manages the agricultural operations on this property.

Rancho Refugio/Caldwell Ranch.  The Rancho Refugio/Caldwell Ranch consists of approximately 450 acres located north of Santa Barbara on the California Coast.  This property has approximately 210 acres of agricultural plantings consisting of approximately 90 acres of lemons, 120 acres of avocados. The Company leases this property and had an option to purchase the property at any time prior to the expiration of the lease term in early 2012.  In December 2010, the Company exercised the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allows the Company to acquire the property for a purchase price of approximately $6,500,000.  Concurrently with the exercise of its purchase option, the Company entered into an agreement to sell the property for $10,000,000. The closing of each of the purchase and sale of the property are expected to occur on or about January 31, 2011. The Company estimates the gain on the $10,000,000 property sale will be approximately $1,300,000, net of the $6,500,000 property purchase, $1,500,000 remaining capitalized in leasehold improvements previously incurred on the property and $700,000 of estimated selling costs. The net cash realized from the transaction will be approximately $2,800,000. The Company expects to enter into a lemon packing agreement with the purchaser, for which it will earn certain as yet undetermined fees.  The sale of the property will result in a reduction in lemon and avocado production and related agriculture revenues, agriculture costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively, off-set by fees from the anticipated lemon packing agreement.

Porterville Ranch.  The Porterville Ranch consists of approximately 670 acres located about 50 miles north of Bakersfield, California.  The Company has approximately 660 acres of agricultural plantings on this property, which consist of approximately 150 acres of lemons, 380 acres of Navel oranges, 30 acres of Valencia oranges, and 100 acres of specialty citrus and other crops.

Jencks Ranch.  The Jencks Ranch consists of approximately 100 acres located about 50 miles north of Bakersfield, California.  This property is adjacent to our Porterville Ranch.  The Company has approximately 60 acres of agricultural plantings on this property, which consist of approximately 50 acres of Navel oranges and 10 acres of Valencia oranges.

Ducor Ranch.  The Ducor Ranch consists of approximately 1,030 acres located about 50 miles north of Bakersfield, California.  The Company has approximately 980 acres of agricultural plantings on this property, which consist of approximately 100 acres of lemons, 430 acres of Navel oranges, 170 acres of Valencia oranges and 280 acres of specialty citrus and other crops.

Lemon Packing

We are the oldest continuous lemon packing operation in North America.  We pack lemons grown by us as well as lemons grown by others.  Lemons delivered to our packinghouse in Santa Paula are graded, sized, packed, and cooled and ripened for delivery to customers.  Our ability to accurately estimate the size, grade, and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

A significant portion of the costs related to our lemon packing operation are fixed.  Our strategy for growing the profitability of our lemon packing operations calls for optimizing the percentage of a crop that goes to the fresh market, or fresh utilization, and procuring a larger percentage of the California lemon crop.

We invest considerable time and research into refining and improving our lemon operations through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers.

Rental Operations

Our rental operations segment includes our housing, organic recycling, commercial and leased land operations.  The rental operations segment represented approximately 7%, 11% and 7% of our fiscal 2010, 2009, and 2008 consolidated revenues, respectively.

Housing

The Company owns and maintains approximately 193 residential housing units located in Ventura and Tulare Counties that it leases to employees, former employees and non-employees.  We expect to add approximately 74 new units in Santa Paula, California as a result of recently receiving approval from the Ventura County Planning Commission to build new residential housing units.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

The Company owns several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2010, we lease approximately 590 acres of our land to third party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business typically provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of Agromin, a manufacturer of premium soil products and a green waste recycler located in Oxnard, California, we have created and implemented an organic recycling program.  Agromin provides green waste recycling for approximately 19 cities in Santa Barbara, Los Angeles and Ventura Counties.  We worked with Agromin to develop two organic recycling facilities, one on our land in Ventura County and another in Los Angeles County, to receive green materials (lawn clipping, leaves, bark, plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees collected from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development

Our real estate development segment includes our real estate development operations.  The real estate development segment represented 6% of our consolidated revenues in fiscal 2010, less than 1% of our consolidated revenues in fiscal 2009 and did not generate any significant revenues during fiscal 2008.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate and more recently, in Arizona.  Our current real estate developments include developable land parcels, single- and multi- family affordable housing and a luxury single-family home with nearly 2,000 units in various stages of planning and development.  The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California.  Santa Paula East Area I consists of 520 acres that we presently use as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources, or SOAR, ordinance that mandates a public vote of the City of Santa Paula for land use conversion.  We are currently in the process of obtaining final documentation to complete the entitlement and have executed a 30-year pre-annexation and development agreement with Santa Paula.  The development agreement with the City of Santa Paula related to East Area I was approved by ordinance No. 1191 on March 17, 2008 (which ordinance became effective by its terms on April 17, 2008) and contemplates a development project consisting of up to 1,500 residential units and an estimated 810,800 square feet of office, retail, light industrial and civic facilities, together with schools, park sites and open spaces.  The final discretionary approval required prior to construction of the project is the annexation of the land into the City of Santa Paula.  The action is taken by the Local Agency Formation Commission, which we refer to as LAFCO, and is due to be considered for approval by this agency during our fiscal year 2011.  The remaining permits are non-discretionary and include a final tract map, complete “Site Civil Construction Drawings” and offsite construction drawings, which we will commence with following the annexation of the land.   We expect to develop this property with financial and development partners, outside consultants and our own internal resources.  If current U.S. economic conditions continue to deteriorate, however, we are prepared to continue using this land for agricultural purposes until attractive development opportunities present themselves.

East Area II - Santa Paula, California.  We and our design associates are in the process of formulating plans for East Area II, a parcel of approximately 30 acres adjacent to East Area I, also a part of our Teague McKevett Ranch, that we believe is suited to commercial and/or industrial development along the south side of California Highway 126, a heavily traveled corridor that connects Highway 101 at Ventura on the west with Interstate 5 at Santa Clarita on the east.  When completed, we expect that the development will contribute to the economic vitality of the region and allow residents to work and shop within close proximity to their homes.

The successful development of East Area II will be partly dependent on the success of East Area I described above.  We expect that East Area II could accommodate large retailers, a medium or large employer, a complex of mixed business and retail, or some combination of the foregoing.  We are actively cultivating prospects to buy or become future tenants in East Area II and expect that development will closely follow the build-out of East Area I.

Windfall Farms - Creston, California.  Windfall Farms is an approximately 720-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Presently, parcels of at least 40 acres are available for sale.  However, restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expire at the end of 2012, at which time 76 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites.

Santa Maria - Santa Barbara County, California.  In early fiscal 2007, we invested in four entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity.  A brief description of each parcel is as follows:

•	Centennial Square has been approved for 72 condominiums on 5 acres, is close to medical facilities, shopping and transportation, and includes one acre zoned for commercial development.

•	The Terraces at Pacific Crest is an approximately eight-acre parcel approved for 112 attached-housing units.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks, and medical facilities, with a parcel of approximately three-acres zoned for commercial use.

•
East Ridge is approved for 120 single family homes on approximately 40 acres.  Approximately 3 acres are zoned for commercial use.  In February 2010, the Company and a developer formed a limited liability corporation for the purpose of developing this property.

Donna Circle and Cactus Wren - Paradise Valley, Arizona.  We partnered with an Arizona home developer to construct two luxury homes in Paradise Valley, Arizona.  The first home, which we refer to as Donna Circle, was completed in December 2008 and listed for sale.  In June 2009, we decided not to sell the Donna Circle project and instead executed a two year lease agreement with a third party.  The agreement contains an option to extend the lease an additional year and the third-party may purchase the home during the option period.  The second home, which we refer to as the Cactus Wren, was completed in June 2009 and sold in August 2010 for $3,000,000 cash, resulting in a realization of net cash from escrow of approximately $2,811,000 after selling and other closing costs.

Limco Del Mar Ranch - Ventura, California.  We believe our Limco Del Mar Ranch, which we currently use for agricultural purposes, has long-term development potential.  The Limco Del Mar Ranch is located on the east end of Ventura with southerly views of the Pacific Ocean.  As described above in “Business Segments - Agriculture - Farming,” this property is owned by a limited partnership of which we are the general partner and own an interest of approximately 23%.  The Company manages the agricultural operations on this property.

Competitive Strengths

Agriculture

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and the largest grower of avocados in the United States.  Consequently, we have developed a body of experience with many crops, most significantly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agriculture segment.

•
Our agricultural properties in Ventura County are located near the Pacific ocean, which provides an ideal environment for growing lemons, avocados and other row crops.  Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agriculture or real estate development operations.

•	We own approximately 90% of our agricultural land and take a long view on fruit production practices.

•	We have a well-trained and retentive labor force with many employees remaining with the Company for more than 30 years.

•	Our lemon packing operations allow us to enter into marketing alignments with successful companies in their respective products.

•
We have achieved GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards.  GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP.  We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers, the environment, and in consideration of animal welfare issues.

•
We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits.  The electricity generated by these investments, provides us with a majority of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula and provides a majority of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint.  Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets.  Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

•
We have made various other investments in water rights, mutual water companies and cooperative memberships.  We own shares in the following mutual water companies: Thermal Belt Mutual Water Co., Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co. and the Middle Road Mutual Water Co.  In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer).

•
Until October 31, 2010, we were a member of the Sunkist cooperative and continue to belong to certain other cooperatives.  We paid Sunkist and continue to pay certain other cooperatives annual assessments into revolving funds based on sales volume or other criteria, with such funds typically being held by the applicable cooperative for a period of five years at which time they are refunded to us. We also pay into revolving funds related to fruit that we have packed by outside packing houses, with such funds typically being refunded after a period of five years.  The aggregate balance of such revolving funds was $462,000 and $514,000 at October 31, 2010 and 2009, respectively, and the net change in the funds was a net (refund) or contribution of ($52,000), ($61,000) and $40,000 for fiscal years 2010, 2009 and 2008, respectively.

Rental Operations

With respect to our rental operations segment, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our organic recycling business provides us with a low cost, environmentally friendly solution to weed and erosion control.

•	Our leased land business allows us to partner with other producers that can serve as a typically profitable alternative to under-producing tree crop acreage.

Real Estate Development

With respect to our real estate development segment, we believe our competitive advantages are as follows:

•
Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Barbara, which we believe has a desirable climate for lifestyle families, retirees, and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our Santa Paula East Area I development and 373 residential units in our Santa Maria properties.

•
Several of our agricultural and real estate investment properties are unique and carry longer term development potential. These include Limco Del Mar and Windfall Farms, both as discussed above in “Business Segments - Real Estate Development.”

•
Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property, and our Santa Maria properties have approximately 10 acres zoned for mixed use retail, commercial and light manufacturing.

Business Strategy

While each of our business segments has a separate business strategy, we are an agriculture and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized we intend to seek to expand our agriculture into new regions and markets and invest in cash producing residential, commercial and industrial real estate assets.

The following describes the key elements of our business strategy for each of our agriculture, rental operations and real estate development business segments.

Agriculture

With respect to our agriculture segment, key elements of our strategy are:

•
Expand International Production and Marketing of Lemons.  We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market.  We intend to explore opportunities to expand our international production and marketing of lemons.  We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•
Acquire Additional Lemon Producing Properties.  To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties.  In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils.  We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•
Increase the Volume of our Lemon Packing Operations.  We regularly monitor our costs for redundancies and opportunities for cost reductions.  In this regard, cost per carton is a function of throughput.  We continually seek to acquire additional lemons from third party growers to pack through our plant. Growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the third party grower.  Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•
Explore the Construction of a New Lemon Packinghouse.  Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year old packinghouse and cold storage facilities.  This, along with an aggressive and proactive maintenance program has allowed us to operate an efficient, competitive lemon packing operation.  We are continuing to consider the construction of a new packinghouse that may have the potential to lower our packing costs by reducing labor and handling inputs.

•
Opportunistically Expand our Plantings of Avocados.  We intend to opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

•
Maintain and Grow our Relationship with Calavo.  Our alignment with, and ownership stake in, Calavo comprises our current marketing strategy for avocados.  Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile, and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis.  California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown.  Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

•
Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops.  Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line.  Agricultural land that we believe is not suitable for lemons is typically planted with other specialty citrus or other crops.  While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

Rental Operations

With respect to our rental operations segment, key elements of our strategy include the following:

•
Secure Additional Rental and Housing Units.  Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities.  Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees.  Consequently, we intend to secure additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

•
Opportunistically Lease Land to Third-Party Crop Farmers.  We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns.  When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek to lease such land.

•
Opportunistically Expand our Income-Producing Commercial and Industrial Real Estate Assets.  We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Real Estate

With respect to our real estate segment, key elements of our strategy include:

•
Selectively and Responsibly Develop Our Agricultural Land.  We recognize that long-term strategies are required for successful real estate development activities.  We thus intend to maintain our position as a responsible agricultural land owner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

•	Opportunistically Increase Our Real Estate Holdings. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Customers

During the fiscal year ended October 31, 2010, Sunkist marketed and sold nearly all of our lemon production and a majority of our orange production and Calavo marketed and sold through all of our avocado production.  Our lemons are packed in our own packinghouse, our avocados are packed using Calavo and a majority of our oranges are packed using other third-party, Sunkist-affiliated packinghouses.  We directly sell certain of our specialty citrus and other crops, which for the fiscal year ended October 31, 2010, accounted for less than 1% of our revenues.  Sunkist and Calavo market and sell our fruit to a wide range of retail and food service customers throughout North America, Asia and certain other countries. None of the respective customers of Sunkist or Calavo to our knowledge account for more than 10% of the sales of either organization or the loss of which would have a material adverse effect on us.  Effective November 1, 2010, we terminated the Sunkist License Agreement and now market and sell all of our lemon production directly to food service, wholesale and retail customers throughout North America, Asia, Australia and certain other countries.

Information about Geographic Areas

Customers from within the United States, which includes Sunkist and Calavo, comprised 100% of our revenue for fiscal years 2010, 2009, and 2008.  Also, all of our long-lived assets are located within the United States.

Seasonal Nature of Business

As with any agriculture enterprise, our agriculture operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our second and third quarters.  Our lemons are generally grown and marketed throughout the year. Our Navel oranges are primarily sold January through April and our Valencia oranges are primarily sold June through September.  Our avocados are sold generally throughout the year with the peak months being March through July.  Our specialty citrus is sold from November through June and our specialty crops, such as cherries, are sold in May and/or June and our pistachios are sold in September and/or October.

Competition

The lemon, avocado, orange and specialty citrus and other crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives.  Such fruit is also sold to independent packers, both public and private, who then sell to their own customer base.  Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world.  In the purest sense, our largest competitors are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira.  In another sense, we compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, cherries, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of tree fruits and nuts generate approximately $18 billion of tree fruits and nuts each year, about 10% of which is exported. For our specific crops, the size of the U.S. market is approximately $300 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice.  Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California.  The degree of competition has increased due to the current economic climate, which has caused an oversupply of comparable real estate available-for-sale or lease due to the decline in demand as a result of the current downturn in the housing market and the credit crisis.  Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties as well as Arizona comes from other residential and commercial developments in nearby areas.  Windfall Farms competes generally with the second home and life style real estate market, which includes golf course communities, marinas, destination resorts and other equestrian facilities located in Southern California, and, therefore, its competition ranges over a greater area and range of consumer options.

Intellectual Property

Prior to November 1, 2010, most of our lemons were marketed and sold under the Sunkist brand.  Effective November 1, 2010, the Company terminated the Sunkist License Agreement for the sale and marketing of lemons and began marketing and selling lemons directly to its customers.  The Company has numerous trademarks and brands under which it markets and sells its fruits, particularly lemons, domestically and internationally, many of which have been owned for decades.  The Limoneira brands of lemons, including Santa®, Paula® Bridal Veil®, Fountain®, Golden Bowl® and Level®, are examples of such trademarks owned by the Company and registered with the United States Patent and Trademark Office.  Under the Company’s direct lemon sales strategy, trademark rights in our brands is, and will continue to be, more important than in the past when our lemons were marketed and sold under the Sunkist brand.

Employees

At October 31, 2010 we had 206 employees, 53 of which were salaried and 153 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality and value-added product development.  Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as the development of specifically adapted plant varieties, land preparation, fertilization, pest and disease control, post-harvest handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices.  Research efforts are also directed towards integrated pest management.  We conduct agricultural research at field facilities in Santa Paula, California. We also sponsor research related to environmental improvements and the protection of worker and community health.  The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

Environmental and Regulatory Matters

The California State Department of Food and Agriculture oversees the packing and processing of California lemons and conducts tests for fruit quality and packaging standards.  All of our packages are stamped with the state seal, which qualifies our fruit as meeting standards.  Various states have instituted regulations providing differing levels of oversight with respect to weights and measures, as well as quality standards.

In addition, advertising of our products is subject to regulation by the Federal Trade Commission, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

As a result of our agricultural and real estate activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties.

We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance.  We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses.  Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations for necessary permits and licenses.  Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. These remedies can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Capital Structure Changes

Effective March 24, 2010, we amended our certificate of incorporation to increase the authorized number of shares of common stock and effect a ten-for-one split of our common stock.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  If any of the following risks or other risks actually occurs, our business, financial condition, results of operations or future prospects could be materially and adversely affected.  In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Agriculture Business

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

Fresh produce is also vulnerable to crop disease and to pests, e.g. the Mediterranean Fruit Fly and the Asian Citrus Psyillid (“ACP”), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

On December 31, 2010, the California Department of Food and Agriculture expanded its existing quarantine area and related restrictions to include all of Ventura County and a portion of Santa Barbara County due to the discovery of ACP infestation in Ventura County, near the Company’s orchards. ACP quarantines are now in place in Ventura, San Diego, Imperial, Orange, Los Angeles, San Bernardino, Riverside and a portion of Santa Barbara Counties in California.  The quarantine prohibits the movement of nursery stock out of quarantine areas and requires that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area.  87% of the Company’s lemon orchards are located in the quarantine area.

ACP is an aphid –like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglonbing (“HLB”), when it feeds on the plants’ leaves and trees.  By itself, ACP causes only minor cosmetic damage to citrus trees.  HLB, however, is considered to be the most devastating disease of citrus in the world.  Symptoms of HLB include yellow shoots, leaf mottle, small upright leaves and lopsided fruit with a bitter flavor.  Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected.  There is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading.  Both ACP and HLB are federal action quarantine pests subject to interstate and international quarantine restrictions by the United States Department of Agriculture.  ACP and HLB exist in Florida, Louisiana, Georgia and South Carolina.  ACP has been detected but not HLB in Texas, Mississippi and Alabama.   ACP and HLB also exist in Mexico and certain other countries.

To date, ACP has not been discovered on the Company’s orchards and HLB has not been detected in trapped ACP or trees in California, but there can be no assurance that HLB will not be detected in the future.   The quarantine and treatment of ACP under current protocols is not expected to have a significant direct financial impact on the Company.  There are a number of registered insecticides known to be effective against ACP.  However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where the Company’s lemons can be sold and lower demand for the Company’s lemons.  Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agriculture costs to the Company.  The Company’s citrus orchards could be at risk if ACP starts to transmit the HLB disease to the Company’s trees. Agriculture costs could also increase significantly as a result of HLB.  For example, a recent study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

The costs to control these diseases and other infestations vary depending on the severity of the damage and the extent of the plantings affected.  Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective.  These infestations can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our strategy of marketing and selling our lemons directly to our food service, wholesale and retail customers may not be successful.

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand to the food service industry, wholesalers and retail operations throughout North America, Asia and certain other countries primarily through Sunkist, an agricultural marketing cooperative with which we previously sold our lemons.  Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout North America, Asia, Australia and certain other countries.  This represents a significant departure from our traditional method of selling our lemons through Sunkist, and there can be no assurance that such strategy will be successful.  If we are not successful in implementing this strategy, our business, results of operations and financial condition may be adversely affected.

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

The average rainfall in Ventura County is between 14 and 15 inches per year, with most of it falling in fall and winter.  These amounts are substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers.  Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses and in some cases Governmental authorities have diverted water to other uses.  As California has grown, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource.  Lack of available potable water can also limit real estate development.

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

The full impact of the current global economic downturn on customers, vendors and other business partners cannot be anticipated.  For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection.  Similarly, parties to contracts may be forced to breach their obligations under those contracts.  Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us.  Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors, which could have wide ranging impacts on the future of the industry.

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

Events or rumors relating to the LIMONEIRA, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, brands could significantly impact our business.

Consumer and institutional recognition of the LIMONEIRA, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business.  The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of the our brand names and demand for our products.

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

Our revolving credit facility with Rabobank N.A. contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis.  At October 31, 2009, we were not in compliance with such debt service coverage ratio and we may not be able to comply with such covenant in the future.  This prior noncompliance with the covenant was waived by Rabobank and at October 31, 2010, we were in compliance with such debt service coverage ratio.  Our failure to comply with this covenant in the future may result in the declaration of an event of default under our revolving credit facility with Rabobank.

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

Despite our relatively high current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we may still incur significant additional indebtedness, including secured indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our credit facilities, we may incur significant additional indebtedness through Limoneira Company or any of its subsidiaries.  If new debt is added to the current debt levels of Limoneira Company or its subsidiaries, the related risks that we now face could increase.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our revolving credit facility and a portion of our term loan facilities and non-revolving line of credit with Farm Credit West currently bear interest at variable rates, which will generally change as interest rates change.  We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our revolving credit facility with Rabobank, or our term loan facilities and non-revolving line of credit with Farm Credit West, any of which could materially adversely affect our business, financial condition and results of operations.  In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of operation of the Company if prevailing interest rates remain below fixed rates established in such instruments.

Risks Related to Our Real Estate Development Business

We are involved in a cyclical industry and are affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•	employment levels; availability of financing;

•	interest rates; consumer confidence;

•	demand for the developed product, whether residential or industrial; and

•	supply of similar product, whether residential or industrial.

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

The final discretionary approval required prior to construction of East Area I project is the annexation of the land into the City of Santa Paula.  The action is taken by the Local Agency Formation Commission, which we refer to as LAFCO, and is due to be considered for approval through this agency during our fiscal year 2011.  If LAFCO does not approved the annexation, we may not be able to develop East Area I and the approximately $40 million investment we have into the project could be impaired.

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

Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species.  Environmental laws and conditions may (i) result in delays, (ii) cause us to incur additional costs for compliance, where a significant amount of our developable land is located, mitigation and processing land use applications, or (iii) preclude development in specific areas.  In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development may oppose our projects vigorously, so litigation challenging their approval could occur.  Recent concerns over the impact of development on water availability and global warming increases the breadth of potential obstacles that our developments face.

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

The overall market and the price of our common stock may fluctuate greatly and we cannot assure you that you will be able to resell shares at or above market price.  The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	fluctuations in the stock prices of our peer companies or in stock markets in general; and

•	general economic or political conditions.

Concentrated ownership of our common stock creates a risk of sudden change in our share price.

As of October 31, 2010, directors and members of our executive management team beneficially owned or controlled approximately 12.9% of our common stock.  Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock.  The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock.  In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

As a Company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses not historically incurred.  In addition, the Sarbanes-Oxley Act of 2002, which we refer to as SOX, as well as rules promulgated by the U.S. Securities and Exchange Commission, which we refer to as the SEC, and NASDAQ Stock Market, LLC, which we refer to as NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies.  These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 5,870 acres of land in California with approximately 4,070 acres located in Ventura County and approximately 1,800 acres located in Tulare County, which is in the San Joaquin Valley.  We lease approximately 30 acres of land located in Ventura County and approximately 450 acres of land located in Santa Barbara County.  We also have an interest in a partnership that owns approximately 210 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 1,840 acres of lemons, approximately 1,370 acres of avocados, approximately 1,060 acres of oranges and approximately 400 acres of specialty citrus and other crops. Our agriculture land holdings are summarized below:
Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,744	$767,000	1907, 1913, 1920	$440
Orchard Farm Ranch	1,119	$3,240,000	1920	$2,895
La Campana Ranch	324	$758,000	1964	$2,340
Teague McKevett Ranch	460	$8,253,000	1994	$17,941
Rancho La Cuesta Ranch	222	$2,899,000	1994	$13,059
Porterville Ranch	669	$6,427,000	1997	$9,607
Ducor Ranch	890	$6,064,000	1997	$6,813
Wilson Ranch	52	$1,100,000	2001	$21,154
Jencks Ranch	101	$846,000	2007	$8,376
Other agriculture land	223	$296,000	1963, 1998, 2008	$1,327
	5,804	$30,650,000

The book value of our agriculture land holdings of $30,650,000 differs from the land balance of $25,014,000 included in property plant and equipment, Note 2 of the consolidated financial statements in section 8 of Form 10K.  The table above presents our current land holdings in agriculture operations, and therefore excludes rental operations land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Area I.

We own our packing facility located in Santa Paula, California, where we process and pack our lemons as well as lemons for other growers.  In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009 we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own 193 residential units that we lease as part of our Rental Operations segment to our employees, former employees and outside tenants and several commercial office buildings and properties that are leased to various tenants.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to 1,873 residential units and approximately 811,000 square feet of commercial space. Additionally, we developed a luxury home in Paradise Valley, Arizona.

Water Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the unadjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in the San Joaquin Valley.  We believe our water resources are adequate for our current farming operations in our Agriculture segment.

Our rights to extract groundwater from the Santa Paula Basin, which we refer to as the Santa Paula Basin, are governed by the Santa Paula Basin Judgment, which we refer to as the Judgment.  The Judgment was entered in 1996 by stipulation among the United Water Conservation District, the City of Ventura, and various members of the Santa Paula Basin Pumpers Association, which we refer to as the Association.  The Association is not-for-profit, mutual benefit corporation, which represents the interests of all overlying landowners with rights to extract groundwater from the Santa Paula Basin and the City of Santa Paula.  We are a member of the Association.  Membership in the Association is governed by the Association's Bylaws.

The Judgment adjudicated and allocated water rights in the Santa Paula Basin among the Association's members and the City of Ventura.  The water rights are established and governed by a seven-year moving average (i.e., production can rise or fall in any particular year so long as the seven year average is not exceeded).   Under California law, the water rights are considered "property."  A perpetual right to water, evidenced by the Judgment, can be exchanged for interests in real property under IRS Code Section 1031 and if condemned by a public agency, just compensation must be paid to the rightful owner.  Our rights under the Judgment are perpetual and considered very firm and reliable which reflects favorably upon their fair market value.

For ease of administration, the Association is appointed by the Judgment as the trustee of its members’ water rights, and is responsible for coordinating and promoting the interests of its members.  The Judgment includes provisions for staged reductions in production rights should shortage conditions develop.  It also allows the adjudicated water rights to be leased or sold among the parties.  The Judgment established a Technical Advisory Committee composed of the United Water Conservation District, the City of Ventura and the Association to assist the Superior Court of the State of California, Ventura County, which we refer to as the Court, with the technical aspects of Santa Paula Basin management.  Finally, the Judgment reserves continuing jurisdiction to the Court to hear motions for enforcement or modification of the Judgment as necessary.

We believe water is a natural resource that is critical to economic growth in the Western United States and firm, reliable water rights are essential to the Company’s sustainable business practices.  Consequently, we have long been a private steward and advocate of prudent and efficient water management.  We have made substantial investments in securing water and water rights in quantities that are sufficient to support and, we believe will exceed, our long-term business objectives.  We strive to follow best management practices for the diversion, conveyance, distribution and use of water.  In the future, we intend to continue to provide leadership in the area of, and seek innovation opportunities that promote, increased water use efficiency and the development of new sources of supply for our neighboring communities.

Item 3. Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business.  Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, contemplated by governmental authorities

Item 4. [Removed and Reserved]

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 27, 2010, we listed our common stock on the NASDAQ Global Market, which we refer to as NASDAQ.  Prior to May 27, 2010, our common stock was traded on the Pink Sheets. Our common stock is currently quoted under the symbol “LMNR”.  On April 7, 2010, we declared a ten-for-one stock split.  All stockholders of record on March 24, 2010 received nine additional shares for each share.  This did not change the proportionate interest that a stockholder maintained in the Company.  All shares and per share amounts set forth in this report have been adjusted for the ten-for-one stock split.  There is no assurance that our common stock will continue to be traded on NASDAQ or that any liquidity exists for our stockholders.

 Market Price

The following table shows the high and low per share price quotations of our common stock for the two most recently completed fiscal years as reported on the Pink Sheets market for each quarterly period through May 26, 2010, and the high and low per share price quotations for our common stock as reported on the NASDAQ from May 27, 2010 to October 31, 2010.  The share prices quoted below have been adjusted to reflect the ten-for-one stock split approved by our stockholders on March 23, 2010.   The Pink Sheets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions.  The Pink Sheets market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of our common stock.  Furthermore, since limited or no public information was available about our business, operating results or financial condition during the time the trades on the Pink Sheets occurred, the trading prices set forth below for the Pink Sheets might not reflect the historical value of our company on a per common share basis, nor be an accurate indication of the prices at which common shares may be traded in the future.

	High	Low
NASDAQ Global Market
2010
Fourth Quarter Ended October 31, 2010	$22.14	$16.05
Third Quarter Ended July 31, 2010	$29.66	$15.70

Pink Sheets
2010
Second Quarter Ended April 30, 2010	$19.50	$12.50
First Quarter Ended January 31, 2010	$15.50	$13.50
2009
Fourth Quarter Ended October 31, 2009	$16.00	$12.63
Third Quarter Ended July 31, 2009	$15.50	$12.50
Second Quarter Ended April 30, 2009	$15.00	$10.20
First Quarter Ended January 31, 2009	$17.50	$11.50

Holders

On December 31, 2010, there were 337 holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown. The amount of the cash dividend per share has been adjusted to reflect the ten-for-one stock split approved by our stockholders on March 23, 2010.

Dividend
2010
Fourth Quarter Ended October 31, 2010	$0.0313
Third Quarter Ended July 31, 2010	$0.0313
Second Quarter Ended April 30, 2010	$0.0313
First Quarter Ended January 31, 2010	$0.0313
2009
Fourth Quarter Ended October 31, 2009	$0.0313
Third Quarter Ended July 31, 2009	-
Second Quarter Ended April 30, 2009	-
First Quarter Ended January 31, 2009	$0.0313

We expect to continue to pay quarterly dividends at a rate similar to the fourth quarter of 2010, to the extent permitted by our business and other factors beyond management’s control.

Performance Graph

The line graph above compares the percentage change in cumulative total stockholder return of the Company’s common stock registered under section 12 of the Exchange Act with (i) the cumulative total return of the Russell 2000 Index assuming reinvestment of dividends, and (ii) the cumulative total return, assuming reinvestment of dividends of Dow Jones U.S. Food Producers Index.   The comparison is presented since April 13, 2010, which is the effective date of the Company’s registration under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended October 31,
	2010	2009	2008	2007	2006
Total revenues	$54,284,000	$34,838,000	$53,512,000	$48,267,000	$51,619,000
Income (loss) from continuing operations	$366,000	$(2,865,000)	$3,747,000	$2,391,000	$3,791,000
Basic and diluted net (loss) income from continuing operations per share of common stock(a)	$0.01	$(0.28)	$0.31	$0.19	$0.38
Total assets	$159,691,000	$141,868,000	$140,990,000	$127,341,000	$86,961,000
Current and long-term debt	$85,938,000	$69,716,000	$65,582,000	$38,475,000	$14,515,000
Redeemable preferred stock	$3,000,000	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock(a)	$0.13	$0.06	$0.33	$0.23	$0.23

(a)
All shares and per share amounts have been adjusted for the ten-for-one stock split effected in the form of a 100 percent stock dividend distributed on April 7, 2010 to stockholders of record as of May 24, 2010.

As described in Note 3 to the consolidated financial statements, on November 15, 2009, the Company was assigned the 85% interest in Windfall Investors, LLC that it did not previously own.  The transaction was accounted for as a business combination assuming net liabilities of $1,742,000, comprised of $17,699,000 in primarily real estate development assets and $19,441,000 of current liabilities and debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” included in Item 1A and elsewhere in this Annual Report.

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  We are an agriculture and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,300 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers.  According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Santa Barbara and Tulare Counties in California, which plantings consist of approximately 1,840 acres of lemons, 1,370 acres of avocados, 1,060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

For more than 100 years, we have been making strategic investments in California agriculture and development real estate, and more recently, in Arizona real estate.  We currently have seven active real estate development projects in California and one in Arizona.  Our real estate developments range from apartments to luxury, single-family homes and, in California, include approximately 200 completed units and another approximately 2,000 units in various stages of planning and retirement.  Our real estate development in Arizona consists of one leased luxury home in Paradise Valley, which is adjacent to Phoenix and Scottsdale.

We have three business segments: agriculture, rental operations and real estate development. Our agriculture segment currently generates the majority of our revenue from its farming and lemon packing operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development segment primarily generates revenues from the sale of real estate development projects.  From a general view, we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities.  As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments

On May 27, 2010, shares of Limoneira Company’s common stock commenced trading on the NASDAQ Global Market, LLC under the ticker symbol “LMNR”.

On July 30, 2010, the Company provided written notice to Sunkist that it was terminating the Sunkist License Agreement effective November 1, 2010.  Under the Sunkist License Agreement, the Company was authorized to grade, label, pack, prepare for marketing by Sunkist and ship lemons grown by the Company as well as other growers.  The Sunkist License Agreement also authorized the Company to use the SUNKIST® trademark, including any and all variations thereto, in connection with the foregoing.

On November 1, 2010, the Company began marketing and selling its lemons directly to its food service, wholesale and retail customers throughout North America, Asia and certain other countries.

In December 2010, the Company exercised the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allows the Company to acquire the property for a purchase price of approximately $6,500,000.  Concurrently with the exercise of its purchase option, the Company entered into an agreement to sell the property for $10,000,000. The closing of each of the purchase and sale of the property are expected to occur on or about January 31, 2011. The Company estimates the gain on the $10,000,000 property sale will be approximately $1,300,000, net of the $6,500,000 property purchase, $1,500,000 in leasehold improvements sold with the property and $700,000 of estimated selling costs. The net cash realized from the transaction will be approximately $2,800,000. The Company expects to enter into a lemon packing agreement with the purchaser, for which it will earn certain as yet undetermined fees.  The sale of the property will result in a reduction in lemon and avocado production and related agriculture revenues, agriculture costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively, off-set by fees from the anticipated lemon packing agreement.

Results of Operations

The following table shows the results of operations for the years ended October 31:

	Years Ended October 31,
	2010	2009	2008
Revenues:
Agriculture	$47,034,000	$31,033,000	$49,794,000
Rental	3,976,000	3,766,000	3,718,000
Real estate development	3,274,000	39,000	-
Total revenues	54,284,000	34,838,000	53,512,000
Costs and expenses:
Agriculture	31,457,000	27,281,000	34,805,000
Rental	2,173,000	2,061,000	2,236,000
Real estate development	4,416,000	318,000	991,000
Impairments of real estate development assets	2,422,000	6,203,000	1,341,000
Selling, general and administrative	10,694,000	6,469,000	8,292,000
(Gain) loss from disposals/sales of assets	(1,000)	10,000	11,000
Total costs and expenses	51,161,000	42,342,000	47,676,000
Operating income (loss):
Agriculture	15,577,000	3,752,000	14,989,000
Rental	1,803,000	1,705,000	1,482,000
Real estate development	(3,564,000)	(6,482,000)	(2,332,000)
Selling, general and administrative	(10,693,000)	(6,479,000)	(8,303,000)
Operating income (loss)	3,123,000	(7,504,000)	5,836,000
Other (expense) income:
Interest expense	(1,632,000)	(692,000)	(1,419,000)
Interest expense related to derivative instruments	(1,987,000)	-	-
Gain on sale of investment in Calavo Growers, Inc.	-	2,729,000	-
Interest income and other	445,000	481,000	1,305,000
Total other (expense) income	(3,174,000)	2,518,000	(114,000)
Income tax benefit (provision)	72,000	2,291,000	(2,128,000)
Equity in earnings (losses) of investments	345,000	(170,000)	153,000
Loss from discontinued operations, net of income taxes	(43,000)	(12,000)	(252,000)
Net income (loss)	$323,000	$(2,877,000)	$3,495,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate the Company’s results of operations between periods on a more comparable basis.  Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies.  EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Years Ended October 31,
	2010	2009	2008
Net income (loss)	$323,000	$(2,877,000)	$3,495,000
Total interest expense	3,619,000	692,000	1,419,000
Income taxes	(72,000)	(2,291,000)	2,128,000
Depreciation and amortization	2,337,000	2,323,000	2,434,000
EBITDA	6,207,000	(2,153,000)	9,476,000
Impairments of real estate development assets	2,422,000	6,203,000	1,341,000
Adjusted EBITDA	$8,629,000	$4,050,000	$10,817,000

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

Total revenue for fiscal year 2010 was $54.3 million compared to $34.8 million for fiscal year 2009. The 56% increase of $19.5 million was primarily the result of increased agricultural and real estate revenue, as detailed below:

•
Lemon revenue was $28.2 million for fiscal year 2010 compared to $22.3 million for fiscal year 2009. The 26% increase of $5.9 million was primarily the result of more volume sold at higher lemon prices in the marketplace. Volume and price returned to historical average levels in fiscal year 2010 following the oversupply of the global lemon market experienced in fiscal year 2009. During fiscal years 2010 and 2009, 1.4 million and 1.3 million cartons of lemons were sold at an average price per carton of $18.93 and $15.72, respectively. Lemon prices were low in fiscal year 2009 as compared to fiscal year 2010 primarily due to a significant oversupply of product in 2009 resulting from simultaneous production recoveries in California, Argentina, Chile and Spain after damaging freezes in 2007.

•
Avocado revenue for fiscal year 2010 was $11.5 million compared to $4.0 million in fiscal year 2009. The 188% increase of $7.5 million was primarily due to increased production in fiscal year 2010. The California avocado crop typically experiences alternating years of high and low production due to plant physiology and, as a result, we expect our avocado production to be lower in fiscal year 2011 than in fiscal year 2010. During fiscal years 2010 and 2009, 17.7 million and 2.4 million pounds of avocados were sold at an average price per pound of $0.65 and $1.11, respectively. Fiscal year 2009 revenue included a $1.3 million estimated crop insurance claim settlement.

•
A higher quality crop of Navel oranges in fiscal year 2010 compared to fiscal year 2009 resulted in increased sales at the retail level, which resulted in an 84% increase of $1.6 million in revenue for this crop. During fiscal year 2010, the Company received an average return of $10.40 on 337,000 field boxes versus $9.96 on 194,000 field boxes in fiscal year 2009.

•
Larger volumes and higher sales prices in our specialty crops contributed to a 57% increase of $1.2 million in specialty citrus crop revenues for fiscal year 2010 compared to fiscal year 2009. As the Company’s specialty citrus orchards mature, their production has increased. Additionally, international embargos drove higher prices in the market place for the Company’s pistachio crop. During fiscal year 2010, 59,000 field boxes of Cara Cara navels were harvested compared to 30,000 field boxes harvested in fiscal year 2009. In fiscal year 2010, 35,000 field boxes of Satsuma mandarins were harvested compared to 15,000 field boxes in fiscal year 2009. Additionally, the Company realized pistachio revenues of $669,000 in fiscal year 2010 compared to $372,000 in fiscal year 2009.

•
Real estate revenue was $3.3 million for fiscal year 2010 compared to $39,000 for fiscal year 2009. The $3.2 million increase was primarily the result of the sale of the Cactus Wren project in Arizona for $3,000,000.

Costs and Expenses

Total costs and expenses for fiscal year 2010 were $51.2 million compared to $42.3 million for fiscal year 2009. This 21% increase of $8.9 million was primarily attributable to increases in our agriculture costs, real estate development expenses net of impairment charges, and selling, general and administrative expenses of $4.2 million, $0.3 million and $4.2 million, respectively. Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. These costs are discussed further below:

•
Harvest costs for fiscal year 2010 were $6.5 million compared to $4.6 million for fiscal year 2009. This 41% increase of $1.9 million primarily resulted from 15.3 million more pounds of avocados being harvested during fiscal year 2010 compared to fiscal year 2009.

•
Costs related to the lemons that we process and sell for third-party growers were $5.2 million for fiscal year 2010 compared to $3.7 million for fiscal year 2009. This 41% increase of $1.5 million was attributable to higher sales prices per carton, which directly correlates to amounts expensed and paid to third party growers in fiscal year 2010 compared to fiscal year 2009. This increase was partially offset by a $0.3 million decrease in lemon packing costs.

•
Growing costs for fiscal year 2010 were $10.2 million compared to $9.1 million for fiscal year 2009. This 12% increase of $1.1 million was primarily attributable to higher expenditures for fertilization, water, soil amendments and general tree care during fiscal year 2010 compared to fiscal year 2009. Due to reduced agriculture revenue in fiscal year 2009, the Company delayed expenditures for certain growing costs until fiscal year 2010.

Real estate development expenses consist of costs incurred for our various real estate projects, impairment charges and depreciation expense.  Real estate development expenses for fiscal year 2010 were $6.8 million compared to $6.5 million for fiscal year 2009. This 5% increase of $0.3 million was primarily attributable to the following:

•
Operating expenses of $1.1 million at our Windfall Investors, LLC (“Windfall Investors”) real estate development project in Creston, California, which was not a part of our operations until fiscal year 2010.

•	Cost of sales of $3.0 million during fiscal year 2010 associated with the sale of the Cactus Wren property.

•
Offsetting the increased costs noted above was a $3.8 million decrease in the impairments of real estate development assets for fiscal year 2010 compared to fiscal year 2009. As the rate of decline in real estate values slowed, the Company incurred $2.4 million of impairment charges during fiscal year 2010 compared to $6.2 million for fiscal year 2009.

Selling, general and administrative expenses for fiscal year 2010 were $10.7 million compared to $6.5 million for fiscal year 2009. This 65% increase of $4.2 million is primarily attributable to the following:

•
Legal and accounting expenses of $1.4 million associated with the filing of our Form 10 and other costs associated with the filing of quarterly reports on Form 10-Q and current reports on Form 8-K as well as our compliance with other obligations of the Securities Exchange Act of 1934 and the listing of our common stock on the NASDAQ Global Market.  Incremental costs of being a public company are estimated to be approximately $1.0 million per year going forward.

•
A $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers.  These notes were issued to the officers to allow them to pay the payroll taxes associated with compensation for shares issued to them under our stock grant performance bonus plan.  During the first quarter of fiscal 2010, the outstanding balances of these loans were repaid by the officers by exchanging 6,756 of the shares issued to them valued at $150.98 per shares, which was the current market value on the date they were exchanged (and was prior to our 10-for-1 stock split) and loan forgiveness by the Company totaling $0.7 million.  The loan forgiveness resulted in additional compensation to the officers and the Company paid on their behalf, $0.6 million in payroll taxes associated with this compensation.

•	A $0.6 million expense associated with the first-year vesting of a stock grant to management for fiscal year 2010 performance.

•
Employee incentive expenses of $0.4 million, compared to employee incentive expenses of zero in fiscal year 2009.  Additionally, labor and benefits expenses were $0.4 million higher in fiscal year 2010 compared to fiscal year 2009 due to an increase in salaries and personnel associated with our registration under the Exchange Act and the related periodic reporting and other requirements related thereto.

Other Income/Expense

Other income (expense) for fiscal year 2010 was $3.2 million of expense compared to $2.5 million of income for fiscal year 2009. The $5.7 million increase in expense consists of the following:

•
For fiscal 2010, other expense includes $1.6 million of interest expense, $2.0 million of interest expense related to derivative instruments, $0.1 million of interest income and $0.3 million of other miscellaneous income.

•
For fiscal 2009, other income includes $0.7 million of interest expense, $2.7 million of gain on sale of 335,000 shares of stock in Calavo Growers, Inc., $0.2 million of interest income and $0.3 million of other miscellaneous income.

The $0.9 million increase in interest expense in fiscal 2010 is primarily the result of an average higher debt level during fiscal 2010 compared to fiscal 2009 due to the assumption of an additional $19.3 million in long-term debt in connection with the acquisition of Windfall Investors in November 2009.  Average debt levels in fiscal 2010 were approximately $87.9 million compared to approximately $73.2 million in fiscal 2009, which is an increase of approximately $14.7 million.

The $2.0 million increase in interest expense related to derivative instruments in fiscal year 2010 is the result of recording $1.4 million of adjustments to the underlying fair value liability for our interest rate swap plus $0.6 million of amortization related to fair value adjustments for interest rate swaps previously deferred and recorded in other comprehensive income (loss).

Income Taxes

The Company recorded an income tax benefit of $72,000 for fiscal year 2010 on pre-tax income from continuing operations of $0.3 million compared to an income tax benefit of $2.3 million for fiscal year 2009 on pre-tax losses from continuing operations of $5.2 million.

Our effective tax rate is 24.5% for fiscal year 2010 compared to an effective rate of 44.3% for fiscal year 2009. The primary reasons for this change in our effective tax rate were decreases in the dividend exclusion and allowable domestic production deduction and decreases in the change in unrecognized tax benefits, net of other nondeductible items in fiscal year 2010 over the fiscal year 2009 amounts.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues

Total revenue for fiscal year 2009 was $34.8 million compared to $53.5 million for fiscal year 2008. The 35% decrease of $18.7 million was primarily the result of decreased agricultural revenue, as detailed below:

•
Lemon revenue for fiscal year 2009 was $22.3 million compared to $40.3 million for fiscal year 2008. The 45% decrease of $18.0 million was primarily the result of less volume sold at lower lemon prices in the marketplace. During fiscal years 2009 and 2008, 1.3 million and 1.4 million cartons of lemons were sold at an average price per carton of $15.72 and $27.15, respectively. The global lemon market experienced an over-supply during fiscal year 2009 compared to a weather-related shortage during fiscal year 2008. Prices per carton were $15.72 and $27.15 for fiscal years 2009 and 2008, respectively.  Lemon prices in fiscal year 2008 were high due to the Company experiencing minimal impact from adverse global climate conditions in fiscal year 2007 that reduced lemon production in California, Argentina, Chile and Spain.  This circumstance enabled the Company to achieve over 70% fresh utilization, compared to a historical average of approximately 65%, at record sales prices for lemons in fiscal year 2008.

•
Avocado revenue for fiscal year 2009 was $4.0 million compared to $3.5 million for fiscal year 2008, resulting in a 14% increase of $0.5 million. We harvested 2.4 million pounds of avocados during fiscal year 2009 compared to 3.7 million pounds during fiscal year 2008. This 1.3 million pound decrease in production was offset by a $1.3 million estimated crop insurance claim settlement recorded in fiscal year 2009 and is attributable to an unseasonable heat event  experienced during the bloom and set cycle of Spring 2008 and the low fiscal year 2008 harvest is due to unseasonably cold weather in fiscal year 2007.

•	Navel orange revenue for fiscal year 2009 was $1.9 million compared to $2.4 million for fiscal year 2008, resulting in a 21% decrease of $0.5 million.

•	Specialty citrus and other crop revenue for fiscal year 2009 was $2.1 million compared to $2.9 million for fiscal year 2008, resulting in a 28% decrease of $0.8 million.

Costs and Expenses

Total costs and expenses for fiscal year 2009 were $42.3 million compared to $47.7 million for fiscal year 2008. This 11% decrease of $5.4 million was primarily attributable to decreases in agriculture costs, increases in real estate development expenses and decreases in selling, general and administrative expenses.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. These costs are discussed further below:

•
Costs related to the lemons that we process and sell for third-party growers for fiscal year 2009 were $3.7 million compared to $7.1 million for fiscal year 2008. This 48% decrease of $3.4 million was attributable to less volume sold at lower lemon prices in fiscal year 2009 compared to fiscal year 2008.

•
Growing costs for fiscal year 2009 were $9.1 million compared to $11.7 million for fiscal year 2008. This 22% decrease of $2.6 million was attributable to lower fuel prices and pesticide costs, and the delaying of certain growing costs in fiscal year 2009 compared to fiscal year 2008. Additionally, during fiscal year 2008 we recorded a $1.2 million write-off in connection with the disposal of 133 acres of specialty crop orchards.

•
Harvest costs for fiscal year 2009 were $4.6 million compared to $5.3 million for fiscal year 2008. This 13% decrease of $0.7 million was primarily attributable to a decrease in avocado production from 2.4 million pounds in fiscal year 2009 compared to 3.7 million pounds in fiscal year 2008.

•
Packing costs were $0.7 million lower during fiscal year 2009 compared to fiscal year 2008 as a result of lower volume and lower electricity costs associated with the completion of a one-megawatt solar generator.

Real estate development expenses consist of costs incurred for our various real estate projects, impairment charges and depreciation expense.  During fiscal year 2009, costs associated with our real estate development business were $6.5 million compared to costs of $2.3 million in fiscal year 2008. This $4.2 million increase was primarily attributable to the following:

•	Due to the continued decline in real estate values, impairment charges for fiscal year 2009 were $6.2 million compared to $1.3 million for fiscal year 2008, resulting in a $4.9 million increase.

•
Offsetting the increased impairment charges noted above was a $0.9 million decrease in expenses associated with our East Areas 1 and 2 Project. The majority of the expenses for planning and entitlement related to this project were incurred in fiscal year 2008 and prior years.

Selling, general and administrative expenses for fiscal year 2009 were $6.5 million compared to $8.3 million for fiscal year 2008. This 22% decrease of $1.8 million primarily consists of the following:

•	Employee incentive expenses were zero in fiscal year 2009 compared to $1.5 million in fiscal year 2008 due to lower operating performance in fiscal year 2009 compared to fiscal year 2008.

•
Consulting, travel, promotions and other miscellaneous expenses were $0.5 million lower in fiscal year 2009 compared to fiscal year 2008 due to austerity measures implemented during fiscal year 2009 as a response to lower agriculture revenues.

•
Partially offsetting these decreases were $0.2 million of higher legal, audit and SEC compliance expenses for fiscal year 2009 compared to fiscal year 2008 associated with the Company’s NASDAQ listing in fiscal year 2010.

Other Income/Expense

Other income (expense) for fiscal year 2009 was $2.5 million of income compared to $0.1 million of expense for fiscal year 2008. The $2.6 million increase in income consists of the following:

•
For fiscal year 2009, other income includes $0.7 million of interest expense, $2.7 million of gain on sale of 335,000 shares of stock in Calavo Growers, Inc. for net proceeds of $6.1 million, $0.2 million of interest income and $0.3 million of other miscellaneous income.

•	For fiscal year 2008, other expense includes $1.4 million of interest expense, $0.9 million of interest income and $0.4 million of other miscellaneous income.

Average debt levels in fiscal year 2009 and 2008 were approximately $73.2 million and $44.3 million, respectively.  Interest expense was lower in fiscal year 2009 compared to fiscal year 2008 due to lower interest rates and higher debt levels being offset by higher interest capitalization on real estate development projects during fiscal 2009.

Income Taxes

The Company recorded an income tax benefit of $2.3 million for fiscal year 2009 on pre-tax loss from continuing operations of $5.2 million compared to an income tax provision of $2.1 million for fiscal year 2008 on pre-tax income from continuing operations of $5.9 million.

Our effective tax rate was 44.3% for fiscal year 2009 compared to an effective rate of 36.1% for fiscal year 2008. The primary reasons for this change in our effective tax rate were a decrease in the allowable domestic production deduction, an increase in the change in unrecognized tax benefits and an increase in other nondeductible items in fiscal year 2009 over the fiscal year 2008 amounts.

Segment Results of Operations

We evaluate the performance of our agriculture business, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources.  The following table shows the segment results of operations for the years ended October 31:

	Years Ended October, 31
	2010		2009		2008
	$	%	$	%	$	%
Revenues:
Agriculture	$47,034,000	87%	$31,033,000	89%	$49,794,000	93%
Rental operations	3,976,000	7%	3,766,000	11%	3,718,000	7%
Real estate development	3,274,000	6%	39,000	0%	-	0%
Total revenues	54,284,000	100%	34,838,000	100%	53,512,000	100%
Costs and expenses:
Agriculture	31,457,000	61%	27,281,000	64%	34,805,000	73%
Rental operations	2,173,000	4%	2,061,000	5%	2,236,000	5%
Real estate development	6,838,000	13%	6,521,000	15%	2,332,000	5%
Corporate and other	10,693,000	21%	6,479,000	15%	8,303,000	17%
Total costs and expenses	51,161,000	100%	42,342,000	100%	47,676,000	100%
Operating income (loss):
Agriculture	15,577,000		3,752,000		14,989,000
Rental operations	1,803,000		1,705,000		1,482,000
Real estate development	(3,564,000)		(6,482,000)		(2,332,000)
Corporate and other	(10,693,000)		(6,479,000)		(8,303,000)
Total operating income (loss)	$3,123,000		$(7,504,000)		$5,836,000

Fiscal Year 2010 Compared to Fiscal Year 2009
The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agriculture

For fiscal year 2010 our agriculture segment revenue was $47.0 million compared to $31.0 million for fiscal year 2009. The 52% increase of $16.0 million reflected higher revenue in most varieties of our crops for fiscal year 2010 compared to fiscal year 2009. The increase in agriculture revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2010 was $5.9 million higher than fiscal year 2009.

•	Avocado revenue for fiscal year 2010 was $7.5 million higher than fiscal year 2009.

•	Navel orange revenue in fiscal year 2010 was $1.6 million higher than in fiscal year 2009.

•	Valencia orange revenue for fiscal year 2010 was $0.5 million compared to $0.7 million in fiscal year 2009.

•	Specialty citrus and other crop revenue for fiscal year 2010 was $1.1 million higher than fiscal year 2009.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For fiscal year 2010, our agriculture costs and expenses were $31.5 million compared to $27.3 million for fiscal year 2009. The 15% decrease of $4.2 million primarily consists of the following:

•	Harvest costs for fiscal year 2010 were $1.9 million higher than fiscal year 2009.

•	Cost related to the lemons we process and sell for third-party growers for fiscal year 2010 were $1.5 million higher than fiscal year 2009.

•	Growing costs for fiscal year 2010 were $1.2 million higher than fiscal year 2009.

•	Partially offsetting these increases was a $0.3 million decrease in packing costs in fiscal year 2010 compared to fiscal year 2009.

•	Depreciation expense was similar year to year at approximately $1.6 million.

Rental Operations

Our rental operations revenue for fiscal year 2010 was $4.0 million compared to $3.8 million in fiscal year 2009 resulting in an increase of $0.2 million. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Expenses in our rental operations segment for fiscal year 2010 were $0.1 million higher than fiscal year 2009 due to increased repairs and maintenance costs for our residential rental facilities. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment revenue for fiscal year 2010 was $3.2 million higher than fiscal year 2009.

Costs and expenses in our real estate development segment for fiscal year 2010 were $0.3 million higher than fiscal year 2009.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2010 were $4.2 million higher than fiscal year 2009. Depreciation expense was similar year to year.

Fiscal Year 2009 Compared Fiscal Year 2008
The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agriculture

For fiscal year 2009 our agriculture segment revenue was $31.0 million compared to $49.8 million for fiscal year 2008. The 38% decrease of $18.8 million primarily reflected lower revenue for lemons in fiscal year 2009 compared to fiscal year 2008:

•	Lemon revenue for fiscal year 2009 was $18.0 million lower than fiscal year 2008.

•	Avocado revenue for fiscal year 2009 was $0.5 million higher than fiscal year 2008.

•	Navel orange revenue was $1.9 million for fiscal year 2009 compared to $2.4 million for fiscal year 2008, resulting in decrease of $0.5 million.

•	Valencia orange revenue did not materially change in fiscal year 2009 from fiscal year 2008.

•	Specialty citrus and other crop revenue was $2.1 million for fiscal year 2009 compared to $2.9 million for fiscal year 2008 resulting in a decrease of $0.8 million.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For fiscal year 2009 our agriculture costs and expenses were $27.3 million compared to $34.8 million for fiscal year 2008. The 22% decrease of $7.5 million primarily consists of the following:

•	Costs related to the lemons we process and sell for third-party growers for fiscal year 2009 were $3.4 million lower than fiscal year 2008.

•	Growing costs for fiscal year 2009 were $2.6 million lower than fiscal year 2008.

•	Harvest costs for fiscal year 2009 were $0.7 million lower than fiscal year 2008.

•	Packing costs for fiscal year 2009 were $8.3 million compared to $9.0 million for fiscal year 2008, resulting in a $0.7 million decrease.

•	Depreciation expense for fiscal year 2009 was $1.6 million compared to $1.7 million for fiscal year 2008, resulting in a $0.1 million decrease.

Rental Operations

Our rental operations revenue for fiscal year 2009 was $3.8 million compared to $3.7 million in fiscal year 2008, resulting in a $0.1 million increase. Revenues for all three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar year to year.

Expenses in our rental operations segment for fiscal year 2009 were $0.1 million lower than fiscal year 2008 due to decreased repairs and maintenance costs for our residential facilities. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment revenue for fiscal year 2009 was $39,000 higher than fiscal year 2008. The fiscal year 2009 revenue consists of incidental revenue from one of the Arizona Development Projects.

Costs and expenses in the real estate development segment for fiscal year 2009 were $4.2 million higher than fiscal year 2008.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2009 were $1.8 million lower than fiscal year 2009. Depreciation expense was similar year to year.

Quarterly Results of Operations

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended October 31, 2010. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agriculture enterprise, our agriculture operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the second and third quarters.

(in thousands, except per common share amounts)	Three Months Ended 2010
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$12,483	$22,230	$13,209	$6,362
Costs and expenses	14,598	13,236	12,184	11,143
Operating income (loss)	(2,115)	8,994	1,025	(4,781)
Other income (loss), net	(817)	(1,396)	(925)	(36)
Income (loss) from continuing operations before (provision) benefit for income taxes and equity earnings (loss) of investments	(2,932)	7,598	100	(4,817)
Income tax (provision) benefit	1,115	(2,704)	(48)	1,709
Equity earnings (loss) of investments	270	27	64	(16)
Income (loss) from continuing operations	(1,547)	4,921	116	(3,124)
Loss from discontinued operations, net of tax	(25)	(6)	(4)	(8)
Net Income (loss)	(1,572)	4,915	112	(3,132)

Net income (loss) per common share:
Basic	$(0.14)	$0.43	$0.00	$(0.28)
Diluted	$(0.14)	$0.43	$0.00	$(0.28)
Number of shares used in per common share computations:
Basic	11,194	11,194	11,194	11,246
Diluted	11,194	11,194	11,194	11,246

(in thousands, except per common share amounts)	Three Months Ended 2009
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$9,178	$12,984	$7,760	$4,916
Costs and expenses	13,744	10,498	9,320	8,780
Operating income (loss)	(4,566)	2,486	(1,560)	(3,864)
Other income (loss), net	2,557	(175)	(24)	160
Income (loss) from continuing operations before (provision) benefit for income taxes and equity earnings (loss) of investments	(2,009)	2,311	(1,584)	(3,704)
Income tax (provision) benefit	891	(991)	739	1,652
Equity earnings (loss) of investments	13	(84)	(75)	(24)
Income (loss) from continuing operations	(1,105)	1,236	(920)	(2,076)
Loss from discontinued operations, net of tax	(5)	(1)	(5)	(1)
Net Income (loss)	$(1,110)	$1,235	$(925)	$(2,077)

Net income (loss) per common share:
Basic	$(0.10)	$0.10	$(0.09)	$(0.19)
Diluted	$(0.10)	$0.10	$(0.09)	$(0.19)
Number of shares used in per common share computations:
Basic	11,263	11,263	11,263	11,195
Diluted	11,263	11,263	11,263	11,234

Liquidity and Capital Resources

Overview

The Company’s liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events, and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agriculture and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2010, 2009, and 2008, net cash provided by (used in) operating activities was $7.1 million, ($1.0) million and $6.8 million, respectively.  The increase of $8.1 million in net cash provided by operating activities for fiscal 2010 as compared to fiscal 2009 was primarily attributable to higher net income resulting from higher revenue in most varieties of our crops.  The $7.8 million decrease in cash provided by operating activities in fiscal year 2009 was primarily due to a net loss of $2.9 million in fiscal year 2009 compared to a net income of $3.5 million in fiscal year 2008.  The significant components of the Company’s cash flows provided by operating activities as included in the Consolidated Statements of Cash Flows are as follows:

•
Net income (loss) was $0.3 million, ($2.9) million and $3.5 million for fiscal years 2010, 2009, and 2008, respectively.  The increase of $3.2 million in fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to a $3.7 million decrease in non-cash impairments of real estate development assets.  The decrease of $6.4 million in fiscal year 2009 as compared to fiscal year 2008 was primarily attributable to a $11.2 million decrease in agriculture operating income and a $4.8 million increase in non-cash impairments of real estate development assets.

•
Depreciation and amortization was $2.3 million, $2.3 million and $2.4 million for fiscal years 2010, 2009 and 2008, respectively.   Depreciation and amortization for each of fiscal years 2010, 2009, and 2008 remained stable primarily because the balance of depreciable assets did not change significantly.

•
Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market was $2.4 million, $6.2 million and  $1.3 million for fiscal years 2010, 2009, and 2008, respectively.

•	During fiscal 2009, the Company sold 335,000 shares of its investment in Calavo which resulted in a gain of $2.7 million. No such transaction occurred in fiscal year 2010 or 2008.

•
Non-cash stock compensation expense was $1.2 million, $0.8 million and $0.6 million for fiscal years 2010, 2009, and 2008, respectively, which is comprised of vesting of a 2008 grant to management under the Company’s stock grant performance bonus program and the directors stock incentive compensation.  The increase in fiscal year 2010 stock compensation expense of $0.4 million compared to fiscal year 2009 is primarily related to the fiscal 2010 incentive stock grant for management for which there was no such grant in fiscal year 2009.

•
Expense related to the forgiveness of notes receivable of $0.7 million is a non-cash charge that occurred in fiscal 2010 in connection with loans issued to three of our senior executive officers to allow them to pay the payroll taxes associated with the compensation shares issued to them under our stock grant performance bonus plan.   There was no such charge in either fiscal 2009 or 2008.

•
Non-cash interest expense on derivative instruments was $2.0 million for fiscal year 2010 and zero for fiscal years 2009 and 2008.  The expense is due to a change in accounting for the Company’s interest rate swap agreements.  In fiscal years 2009 and 2008, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income.  In April 2010, the Company extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement.  This transaction disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable provided (used) operating cash flows of $0.9 million, ($1.2) million, and ($0.1) million for fiscal years 2010, 2009 and 2008, respectively.  The $2.2 million increase in cash flows in fiscal year 2010 compared to fiscal year 2009 was primarily the result of the change in notes receivable – related parties of $1.5 million. During fiscal year 2010 in relation to officers’ notes receivable, the Company issued $0.2 million of additional notes, $1.0 million was repaid and $0.7 million was forgiven. The $1.1 million decrease in cash flows for fiscal year 2009 compared to fiscal year 2008 was primarily due to an increase in accounts receivable from recording a $1.3 million estimated crop insurance claim settlement in fiscal year 2009.

•
Income taxes receivable balance at October 31, 2010 $1.2 million compared to zero at October 31, 2009, resulting in a corresponding decrease in operating cash flows of ($1.2) million for fiscal year 2010 and an increase in operating cash flows of $1.0 million for fiscal year 2009. The receivable at October 31, 2010 represented the estimated refund due to the Company from the estimated tax payments made during fiscal year 2010. Comparatively, the Company generated a loss in fiscal year 2009 and made no estimated tax payments.

•
Accounts payable and growers payable provided (used) operating cash flows of zero, ($0.7) million and $1.0 million for the fiscal years 2010, 2009 and 2008, respectively. The $0.7 million increase in cash flows in fiscal year 2010 compared to fiscal year 2009 is primarily due to higher levels of operating expenses in fiscal year 2010 compared to fiscal year 2009, resulting in corresponding higher levels of payables at fiscal year-end 2010. The $1.7 million decrease in cash flows in fiscal year 2009 compared to fiscal year 2008 is primarily due to lower levels of operating expenses in fiscal year 2009 compared to fiscal year 2008, resulting in correspondingly lower levels of payables at fiscal year-end 2009.

•
Accrued liabilities used operating cash flows of $0.1 million, ($1.8) million and ($1.0) million for fiscal years 2010, 2009 and 2008, respectively. The $0.1 million non-cash increase in operating activities from accrued liabilities primarily consists of ($0.2) million related to real estate development costs offset by changes in various accrual balances. The $1.8 million use of cash in fiscal year 2009 compared to fiscal year 2008 is primarily due to accrued incentive compensation of $1.5 at October 31, 2008 and there was no such accrual at October 31, 2009.

Cash Flows from Investing Activities

For the years ended October 31, 2010, 2009, and 2008,  net cash used in investing activities was $2.7 million,  $1.5 million, and $29.1 million, respectively.

Net cash used in investing activities is primarily comprised of capital expenditures and sales of assets. Capital expenditures were $5.5 million for fiscal year 2010 and $7.2 million for fiscal year 2009, comprised of $1.8 million and $2.1 million for property, plant and equipment in fiscal years 2010 and 2009, respectively, and $3.7 million and $5.1 million for real estate development projects in fiscal years 2010 and 2009, respectively.  During fiscal year 2010, the Company sold its Cactus Wren real estate development project for $2.8 million in net proceeds.  During fiscal 2009, the Company sold 335,000 shares of its investment in Calavo for $6.1 million in net proceeds to provide working capital and manage its debt level.  Other investing activities used net cash of $0.4 million more in fiscal year 2009 than fiscal year 2008.

The $27.6 million decrease in net cash used in investing activities for fiscal year 2009 compared to fiscal year 2008 is attributable to $22.0 million less in capital expenditures, which is primarily related to the purchase in fiscal year 2008 of a 63 acre land parcel that is part of the East Area I development project, net proceeds of $6.1 million from the sale of 335,000 shares of our investment in Calavo in fiscal year 2009 and $0.5 million less in equity investment distributions in fiscal year 2009 due to lower agriculture profits on our Limco Del Mar investment. Other investing activities provided net cash of $0.4 million more in fiscal year 2009 than fiscal year 2008.

Cash Flows from Financing Activities

For the years ended October 31, 2010, 2009, and 2008, net cash (used in) provided by financial activities was ($4.8) million, $3.0 million, and $22.0 million, respectively.

The $7.8 million decrease in net cash flows from financing activities for fiscal year 2010 compared to fiscal year 2009 is primarily due to net repayments on long-term debt in the amount of $3.1 million in fiscal year 2010 and $4.1 million net borrowings in fiscal year 2009, which is largely the result of an $8.1 million increase in cash flows from operating activities in fiscal year 2010.  In addition, the Company paid common and preferred stock dividends of $1.7 million in fiscal year 2010 compared to $1.0 million paid in fiscal year 2009.  Lower common stock dividends of $0.07 million were paid in fiscal year 2009 ($0.06 per common share) compared to fiscal 2010 ($0.13 per common share) as a result of reduced fiscal year 2009 operating cash flows.  Other financing activities provided net cash of $0.2 million more in fiscal year 2010 than fiscal year 2009.

The $19.0 million decrease in net cash flows from financing activities for fiscal year 2009 compared to fiscal year 2008 is primarily related to net cash provided from net repayments and net borrowings on long-term debt, which was $4.1 million and $27.1 million in fiscal years 2009 and 2008, respectively. The fiscal year 2008 net cash provided from net borrowings of debt includes $22.0 million used to purchase approximately 63 acres of property that is part of our East Area I development project. In addition, the Company paid common and preferred stock dividends of $1.0 million in fiscal year 2009 compared to $3.9 million paid in fiscal year 2008.  Lower common stock dividends of $0.07 million were paid in fiscal year 2009 ($0.06 per average common share) compared to fiscal year 2008 ($0.33 per common share) as a result of reduced fiscal year 2009 operating cash flows. Repurchases of common stock was $1.1 million less in fiscal year 2009 than fiscal year 2008.  Other financing activities used net cash of $0.2 million more in fiscal year 2009 than fiscal year 2008.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA, which we refer to as Rabobank.  In addition, we have three term loans with Farm Credit West, FLCA, and a non-revolving line of credit, which we refer to as the Farm Credit West Line of Credit, with Farm Credit West, PCA, which we refer to with Farm Credit West, FLCA collectively, as Farm Credit West.  Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2011.  In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of October 31, 2010, our outstanding borrowings under the Credit Facility were $57.0 million and we had $23.0 million of availability.  The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.76% at October 31, 2010.  We have the ability to prepay any amounts outstanding under the Credit Facility without penalty.

The Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two, three or five year LIBOR swap rates plus a spread of 1.50%.  At October 31, 2010, the Company has fixed the interest rate at 5.163 % based on the three year LIBOR swap rate utilizing interest rate swaps on $42 million of the Rabobank Credit Facility.  Additional information regarding the interest rate swaps can be found in Note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

The Rabobank Credit Facility is secured by certain of the Company’s agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets.  We also are subject to a covenant that the Company will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31st, with which we were in compliance at October 31, 2010.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2010, we had an aggregate of $29.0 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•
Term Loan Maturing November 2022. As of October 31, 2010, we had $6.7 million outstanding under the Farm Credit West term loan that matures in November 2022.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022.  The interest rate resets monthly and was 3.25% at October 31, 2010.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing May 2032. As of October 31, 2010, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032.  The interest rate resets monthly and was 3.25% at October 31, 2010.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of October 31, 2035, our wholly-owned subsidiary, Windfall Investors, had $9.1 million outstanding under the Farm Credit West term loan that matures in October 2035.  The Company guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in the Company’s consolidated financial statements.  The interest rate on this term loan is fixed at 6.73% until November 2011, at which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures.  This term loan is secured by the Windfall Farms Property.

•
Non-Revolving Line of Credit Maturing May 2013. As of October 31, 2010, our wholly-owned subsidiary, Windfall Investors, had $12.3 million outstanding under the Farm Credit West Line of Credit that matures May 2013.  In connection with our acquisition of Windfall Investors in November 2009 we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010.  In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13 million non-revolving line of credit that matures in May 2013.  The non-revolving line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013.  The interest rate resets monthly and was 3.50% at October 31, 2010.  The Company guaranteed the payment of all indebtedness under this term loan.  The non-revolving line of credit is secured by all of Windfall Investor’s owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, and certain of the Company’s agricultural properties.

The Farm Credit West Term Loans and Non-Revolving Credit Facility contain various conditions, covenants and requirements with which the Company and Windfall Investors must comply.  In addition, the Company and Windfall Investors are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At October 31, 2010, the Company had interest rate swap agreements which lock in the interest rate on $42.0 million of its $85.9 million in debt at approximately 5.163% until June 2013.  Of the remaining $43.9 million in debt, $34.8 million bears interest at a variable rate, which was 3.25% or less at October 31, 2010 and $9.1 million bears interest at a fixed rate of 6.73% which becomes variable in November 2011. These interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest expense.  Additional information, regarding the interest rate swaps can be found in Note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to the Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect to all of our development projects (other than our Donna Circle project, which is a complete, single family, luxury home in Arizona under an operating lease expiring in 2011), current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Trend Information

Agriculture

The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers.  Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the U.S. Department of Agriculture (“USDA”), Americans consumed an additional 37 pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988.

The USDA reports that per capita fresh lemon consumption was 3.96 pounds in 2006 and since 2000 has averaged 3.3 pounds per capita versus 2.7 pounds in the 1990s.  The USDA also estimates that U.S. lemon production will be approximately 10% greater in 2011 than in 2010 and, as a result, lemon prices may experience some downward pressure as a result of an increase in supply.  California produces approximately 87% of the U.S. lemon crop with approximately 66% of the crop going to the fresh market, which is significantly more profitable than the processed market.  The amount of production sold in the fresh market is referred to as utilization.  Our utilization has historically been comparable to the California industry average. We expect that our utilization will increase to approximately 75% to 80% due to increased flexibility to sell lemons directly to food service, wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy, which became effective November 1, 2010.

Also, according to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 2.3 pounds per capita in 2000 to 3.1 pounds per capita in 2005 and the California Avocado Commission estimates that over 4.0 pounds per capita were consumed in 2010.  A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of monounsaturated fats has helped to spur demand for avocados.  California is the largest U.S. producer of avocados and the 2010 crop of 245,000 tons was the second largest in the last ten years and fourth largest in California avocado production history.  The USDA estimates that U.S. avocado production will be lower in 2011 than 2010.  We expect that, due to the alternate bearing nature of avocado trees where a large crop is typically followed by a smaller crop, our avocado production is likely to be lower in fiscal year 2011 than in fiscal year 2010.  In addition, unfavorable weather conditions in Mexico and Chile may result in lower overall avocado production globally. Consequently, an estimated increase in U.S. consumer demand for avocados coupled with the expecations of lower supply  is expected to result in higher prices for avocados in 2011.

Real Estate Development

According to most accounts, the residential real estate market continues to be weak following the well known economic dramatic downturn in recent years.  Persistent high unemployment is expected to keep home sales at historically low levels in terms of volume and price.  The Company has incurred impairment charges on certain of its real estate development projects over the last three years and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers.   Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, in particular East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents the Company’s contractual obligations at October 31, 2010 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$51,149,000	$146,000	$42,323,000	$369,000	$8,311,000
Variable rate debt (principal)	34,789,000	480,000	28,217,000	1,075,000	5,017,000
Operating lease obligations	8,742,000	1,699,000	2,849,000	1,675,000	2,519,000
Total contractual obligations	$94,680,000	$2,325,000	$73,389,000	$3,119,000	$15,847,000
Interest payments on fixed and variable rate debt	$19,468,000	$3,566,000	$7,081,000	$1,226,000	$7,595,000

We believe that the cash flows from our agriculture and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2011. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements and included elsewhere in this Form 10-K. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2010.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., the Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”).  The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July, and October in each year commencing July 1, 1997 and totaled $0.3 million in fiscal years 2010, 2009 and 2008.

Operating Lease Obligations

The Company has numerous operating lease commitments with remaining terms ranging from less than one year to ten years. The Company has installed a one mega-watt photovoltaic solar array on one of its agricultural properties located in Ventura County that produces the majority of the power to run its lemon packinghouse.  The construction of this array was financed by Farm Credit Leasing and the Company has a long-term lease with Farm Credit Leasing for this array.  Annual payments for this lease are $0.5 million, and at the end of ten years the Company has an option to purchase the array for $1.1 million.  The Company entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of its agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep-water well pumps located on Company property.  Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years the Company has the option to purchase the array for $1.3 million.  The Company leases pollination equipment under a lease through 2013 with annual payments of $0.1 million.  The Company also leases machinery and equipment for its packing operations and land for its growing operations under leases with annual lease commitments that are individually immaterial.

Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of accounts receivable, cultural costs, long-lived assets including real estate development assets and property, plant and equipment, income taxes, retirement benefits, valuation of derivative instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of significant accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to significant accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable - The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts on its receivables as required based on accounts receivable aging and other factors. Historically, such allowances and credit losses have not been significant.

Cultural Costs - Costs of bringing crops to harvest are capitalized as incurred. Such costs are expensed when the crops are sold and are recorded in agriculture cost and expenses in the Company’s consolidated statement of operations. Costs incurred during the current year related to the next year’s crop are capitalized until the crop is harvested and sold.

Long-lived Assets - The Company evaluates long-lived assets, including its definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Derivative Instruments - The Company uses derivative financial instruments to manage its exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Retirement Benefits – The Company has a defined benefit pension plan that, effective June 2004, was frozen to new participants and no additional benefits accrue to participants subsequent to that date. The accounting and reporting for the plan requires assumptions and estimates regarding fair value and estimated return of plan assets and estimated benefit obligations.

Critical Accounting Policies

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

Revenue Recognition – As a general policy, revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured.

Agriculture revenue - Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

For citrus products processed through the Company’s packinghouse and sold by Sunkist on the Company’s behalf, the Company has (i) the general and physical inventory risk, (ii) the discretion in supplier selection and (iii) involvement in the determination of the product that is ultimately sold to the customer. In addition, Sunkist earns a fixed amount per carton sold for its sales and marketing services. The sales and marketing services received from Sunkist are an identifiable benefit to the Company as these benefits enable the Company to effectively market and sell its citrus product and can be sufficiently separable from the purchase of the citrus products by the end-customer.  In addition, the Company has the ability to enter similar sales and marketing services that are currently provided by Sunkist. Lastly, the Company is able to reasonably estimate that the fair value of the sales and marketing services received from Sunkist approximates the per carton fee charged by Sunkist since Sunkist charges standard per carton fees to all members within its cooperative and such fees are based on sales and marketing expenses incurred by Sunkist for which the Company has an adequate level of visibility as a cooperative member.  As such, the Company records the revenues related to these citrus sales on a gross basis with the amounts paid to Sunkist for the sales and marketing services it renders being recorded in agriculture cost and expenses in the Company’s consolidated statement of operations.

The Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold through by Calavo and other third-party packinghouses. Specifically, the Company delivers all of its avocado production from its orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. The Company’s arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to its arrangement with Calavo.

The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.  The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   The Company bears inventory risk until the product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products.  In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statement of operations.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by the Company and are based on fees collected by the lessee. The Company’s rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue - The Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales ( SFAS 66, Accounting for Sales of Real Estate), which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

Incidental operations may occur during the holding or development period of real estate development projects to reduce holding or development costs.  Incremental revenue from incidental operations in excess of incremental costs from incidental operations is accounted for as a reduction of development costs.  Incremental costs from incidental operations in excess of incremental revenue from incidental operations are charged to operations.

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal 2010, we capitalized approximately $3.7 million of costs related to our real estate projects and expensed approximately $4.4 million of costs.

Income taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn, in recent years we recorded impairment charges of $2.4 million, $6.2 million and $1.3 million in fiscal 2010, 2009 and 2008, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional changes.

Defined benefit retirement plan - As discussed in Note 18 to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2009-17, “Consolidations (Topic 810).

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently evaluating the accounting and financial reporting requirements of this guidance and has not determined whether its adoption will have an impact on the Company’s financial condition, results of operations or its liquidity.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.

This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements of existing disclosures. ASU 2010-06 was effective for the Company beginning January 1, 2010, except for certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a significant impact on the Company’s financial condition, results of operations, or liquidity.

At October 31, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 105.

FASB ASC 105 established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC 105 is effective for financial statements issued for interim and annual periods after September 15, 2009. The adoption of FASB ASC 105 had no effect on the Company’s consolidated financial statements. References to U.S. GAAP in our financial statements have been updated, as appropriate, to cite the Codification of FASB ASC 105.

In April 2009, as amended in February 2010, the Company adopted FASB ASU No. 2010-09, “Subsequent Events”.

ASU No. 2010-09 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:

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

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value”.

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

In December 2008, the FASB issued FASB ASC 810, “Consolidation”.

FASB ASC 810 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company’s adoption of the provisions of FASB ASC 810, effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2008, the FASB issued FASB ASC 805,”Business Combinations”.

FASB ASC 805 retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted FASB ASC 805, effective the first quarter of fiscal 2010, and utilized provisions noted in the guidance to account for its business combination of Windfall Investors, LLC (See Note 3).

In April 2008, the FASB issued ASC 350, “Intangibles – Goodwill and Other”.

FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of the provisions of FASB ASC 350-30, effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation – Retirement Benefits.

This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Effective for financial statements issued after December 15, 2009, the Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In June 2009, the FASB issued the Accounting Standards Update No. 2009-17, revising the guidance for the accounting of variable interest entities.

ASU No. 2009-17 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted.  The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Revolving Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Revolving Line of Credit is a LIBOR-based rate plus a spread.  Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%.  At October 31, 2010, our total debt outstanding under the Rabobank Revolving Credit Facility and the Farm Credit West Term Loans was approximately $57.0 million, $6.7 million, $0.9 million, and $9.1 million, respectively.  At October 31, 2010, our total debt outstanding under the Farm Credit West Line of Credit was $12.3 million.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives).  We fixed $42.0 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$3,450,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	-	10,000,000	-	206,000
Total	$42,000,000	$42,000,000	$3,450,000	$2,171,000

As of October 31, 2010 the fixed interest rate on our $42.0 million swap was 5.163%.  Based on our level of borrowings at October 31, 2010, after taking into consideration the effects of our interest rate swaps (derivatives), a 1% increase in interest rates would increase our interest expense $0.3 million for fiscal year 2011 and an annual average of $0.4 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.2 million for fiscal year 2011 and an annual average of $0.2 million for the three subsequent fiscal years.

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
January 26, 2011

Limoneira Company

Consolidated Balance Sheets
	October 31,
	2010	2009
Current assets:
Cash	$258,000	$603,000
Accounts receivable, net	3,390,000	3,735,000
Notes receivable - related parties	33,000	1,519,000
Cultural costs	1,059,000	858,000
Prepaid expenses and other current assets	1,244,000	894,000
Income taxes receivable	1,241,000	-
Current assets of discontinued operations	168,000	9,000
Total current assets	7,393,000	7,618,000

Property, plant and equipment, net	53,283,000	53,817,000
Real estate development	68,412,000	53,125,000
Assets held for sale	-	6,774,000
Equity in investments	9,057,000	1,635,000
Investment in Calavo Growers, Inc.	14,564,000	11,870,000
Notes receivable - related parties	60,000	284,000
Notes receivable	2,154,000	2,000,000
Other assets	4,515,000	4,307,000
Non-current assets of discontinued operations	253,000	438,000
Total Assets	$159,691,000	$141,868,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,031,000	$1,669,000
Growers payable	871,000	988,000
Accrued liabilities	2,776,000	2,065,000
Current portion of long-term debt	626,000	465,000
Current liabilities of discontinued operations	34,000	2,000
Total current liabilities	6,338,000	5,189,000
Long-term liabilities:
Long-term debt, less current portion	85,312,000	69,251,000
Deferred income taxes	8,697,000	8,764,000
Other long-term liabilities	7,248,000	6,903,000
Total long-term liabilities	101,257,000	84,918,000
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at October 31, 2010 and 2009) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: -0- issued or outstanding at October 31, 2010 and 2009)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 11,194,460 and 11,262,880 shares issued and outstanding at October 31, 2010 and 2009, respectively)	112,000	113,000
Additional paid-in capital	34,735,000	34,718,000
Retained earnings	15,044,000	16,386,000
Accumulated other comprehensive loss	(795,000)	(2,456,000)
Total stockholders' equity	52,096,000	51,761,000
Total Liabilities and Stockholders' Equity	$159,691,000	$141,868,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2010	2009	2008

Revenues:
Agriculture	$47,034,000	$31,033,000	$49,794,000
Rental	3,976,000	3,766,000	3,718,000
Real estate development	3,274,000	39,000	-
Total revenues	54,284,000	34,838,000	$53,512,000
Costs and expenses:
Agriculture	31,457,000	27,281,000	34,805,000
Rental	2,173,000	2,061,000	2,236,000
Real estate development	4,416,000	318,000	991,000
Impairments of real estate development assets	2,422,000	6,203,000	1,341,000
Selling, general and administrative	10,694,000	6,469,000	8,292,000
(Gain) loss on disposals/sales of assets	(1,000)	10,000	11,000
Total cost and expenses	51,161,000	42,342,000	47,676,000
Operating income (loss)	3,123,000	(7,504,000)	5,836,000
Other (expense) income:
Interest expense	(1,632,000)	(692,000)	(1,419,000)
Interest expense related to derivative instruments	(1,987,000)	-	-
Gain on sale of stock in Calavo Growers, Inc.	-	2,729,000	-
Interest income	113,000	225,000	902,000
Other income, net	332,000	256,000	403,000
Total other (expense) income	(3,174,000)	2,518,000	(114,000)

(Loss) income from continuing operations before income
taxes and equity earnings (losses)	(51,000)	(4,986,000)	5,722,000
Income tax benefit (provision)	72,000	2,291,000	(2,128,000)
Equity in earnings (losses) of investments	345,000	(170,000)	153,000
Income (loss) from continuing operations	366,000	(2,865,000)	3,747,000
Loss from discontinued operations, net of income taxes	(43,000)	(12,000)	(252,000)
Net income (loss)	323,000	(2,877,000)	3,495,000
Preferred dividends	(262,000)	(262,000)	(262,000)
Net income (loss) applicable to common stock	$61,000	$(3,139,000)	$3,233,000

Per common share-basic:
Continuing operations	$0.01	$(0.28)	$0.31
Discontinued operations	(0.00)	(0.00)	(0.02)
Basic net (loss) income per common share	$0.01	$(0.28)	$0.29

Per common share-diluted:
Continuing operations	$0.01	$(0.28)	$0.31
Discontinued operations	(0.00)	(0.00)	(0.02)
Diluted net (loss) income per common share	$0.01	$(0.28)	$0.29
Dividends per common share	$0.13	$0.06	$0.33
Weighted-average common shares outstanding-basic	11,210,000	11,242,000	11,128,000
Weighted-average common shares outstanding-diluted	11,251,000	11,242,000	11,158,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at November 1, 2007	30,000	$3,000,000	11,133,380	$113,000	$34,655,000	$20,667,000	$5,779,000	$64,214,000
Dividends – common	-	-	-	-	-	(3,619,000)	-	(3,619,000)
Dividends – preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	45,240	-	600,000	-	-	600,000
Repurchase of common stock	-	-	(45,860)	-	(1,146,000)	-	-	(1,146,000)
Comprehensive income:
Net income	-	-	-	-	-	3,495,000	-	3,495,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(381,000)	(381,000)
Unrealized holding loss on security available-for-sale, net of tax	-	-	-	-	-	-	(7,677,000)	(7,677,000)
Unrealized loss on derivative instruments, net of tax	-	-	-	-	-	-	(383,000)	(383,000)
Cumulative effect adjustment for uncertainty in income taxes	-	-	-	-	-	(55,000)	-	(55,000)
Total comprehensive loss								(5,001,000)
Balance at October 31, 2008	30,000	3,000,000	11,132,760	113,000	34,109,000	20,226,000	(2,662,000)	54,786,000
Dividends - common	-	-	-	-	-	(701,000)	-	(701,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	130,480	-	614,000	-	-	614,000
Repurchase of common stock	-	-	(360)	-	(5,000)	-	-	(5,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(2,877,000)	-	(2,877,000)
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(1,915,000)	(1,915,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	3,042,000	3,042,000
Unrealized loss on derivative instruments, net of tax	-	-	-	-	-	-	(921,000)	(921,000)
Total comprehensive loss								(2,671,000)
Balance at October 31, 2009	30,000	3,000,000	11,262,880	113,000	34,718,000	16,386,000	(2,456,000)	51,761,000
Dividends - common	-	-	-	-	-	(1,403,000)	-	(1,403,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	13,140	-	1,246,000	-	-	1,246,000
Exchange of common stock	-	-	(81,560)	(1,000)	(1,229,000)	-	-	(1,230,000)
Comprehensive loss:
Net loss	-	-	-	-	-	323,000	-	323,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(387,000)	(387,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	1,622,000	1,622,000
Unrealized (loss) gain on derivative instruments, net of tax	-	-	-	-	-	-	426,000	426,000
Total comprehensive income								1,984,000
Balance at October 31, 2010	30,000	$3,000,000	11,194,460	$112,000	$34,735,000	$15,044,000	$(795,000)	$52,096,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2010	2009	2008

Operating activities
Net income (loss)	$323,000	$(2,877,000)	$3,495,000
Less: Net loss from discontinued operations	(43,000)	(12,000)	(252,000)
Net income (loss) from continuing operations	366,000	(2,865,000)	3,747,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,337,000	2,323,000	2,434,000
(Gain) loss on disposals/sales of assets	(1,000)	10,000	11,000
Write-off of intangible asset	-	-	34,000
Impairments of real estate development	2,422,000	6,203,000	1,341,000
Orchard write-offs	-	69,000	1,172,000
Gain on sale of investment in Calavo Growers, Inc.	-	(2,729,000)	-
Stock compensation expense	1,159,000	770,000	600,000
Expense related to Officers’ notes receivable forgiveness	687,000	-	-
Equity in (earnings) losses of investments	(345,000)	170,000	(153,000)
Deferred income taxes	(843,000)	(2,226,000)	406,000
Amortization of deferred financing costs	36,000	25,000	-
Non-cash interest expense on derivative instruments	1,987,000	-	-
Changes in operating assets and liabilities:
Accounts and notes receivable	868,000	(1,211,000)	(122,000)
Cultural costs	(201,000)	288,000	32,000
Prepaid expenses and other current assets	(195,000)	210,000	(467,000)
Income taxes receivable	(1,241,000)	987,000	(1,186,000)
Other assets	(243,000)	(135,000)	(29,000)
Accounts payable and growers payable	-	(730,000)	1,010,000
Accrued liabilities	68,000	(1,753,000)	(1,037,000)
Other long-term liabilities	294,000	(403,000)	(878,000)
Net cash provided by (used in) operating activities from continuing operations	7,153,000	(997,000)	6,915,000
Net cash used in operating activities from discontinued operations	(9,000)	(5,000)	(156,000)
Net cash provided by (used in) operating activities	7,144,000	(1,002,000)	6,759,000

Investing activities
Capital expenditures	(5,502,000)	(7,159,000)	(29,206,000)
Net proceeds from disposals/sales of assets	2,854,000	26,000	19,000
Net proceeds from sale of investment in Calavo Growers, Inc.	-	6,079,000	-
Cash distributions from equity investments	147,000	79,000	623,000
Equity investment contributions	(17,000)	-	(30,000)
Issuance of notes receivable	(91,000)	(375,000)	(540,000)
Investments in mutual water companies and water rights	(119,000)	(30,000)	(117,000)
Other	(7,000)	(100,000)	(100,000)
Net cash used in investing activities from continuing operations	(2,735,000)	(1,480,000)	(29,351,000)
Net cash (used in) provided by investing activities from discontinued operations	-	(5,000)	213,000
Net cash used in investing activities	$(2,735,000)	$(1,485,000)	$(29,138,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2010	2009	2008
Financing activities
Borrowings of long-term debt	$32,849,000	$27,921,000	$62,093,000
Repayments of long-term debt	(35,917,000)	(23,787,000)	(34,986,000)
Dividends paid-common	(1,403,000)	(701,000)	(3,619,000)
Dividends paid-preferred	(262,000)	(262,000)	(262,000)
Repurchase of common stock	-	(5,000)	(1,146,000)
Payments of debt financing costs	(21,000)	(166,000)	-
Net cash (used in) provided by financing activities from continuing operations	(4,754,000)	3,000,000	22,080,000
Net cash used in financing activities from discontinued operations	-	-	(97,000)
Net cash (used in) provided by financing activities	(4,754,000)	3,000,000	21,983,000
Net (decrease) increase in cash	(345,000)	513,000	(396,000)
Cash at beginning of year	603,000	90,000	486,000
Cash at end of year	$258,000	$603,000	$90,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,591,000	$3,000,000	$2,548,000
Cash paid during the year for income taxes, net of (refunds) received	$2,026,000	$(987,000)	$2,935,000
Non-cash investing and financing activities:
Unrealized holding (gain) loss on Calavo investment	$(2,694,000)	$(5,070,000)	$12,760,000
Exchange of stock on Officers’ loan forgiveness	$1,229,000	$-	$-
Contribution to HM East Ridge, LLC equity investment	$7,207,000	$-	$-
Conversion of note receivable and interest in Templeton Santa Barbara, LLC to controlling equity interest	$-	$-	$22,656,000
Capital expenditures accrued but not paid at year-end	$185,000	$242,000	$600,000

On November 15, 2009, the Company and Windfall, LLC (“Windfall”) entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Windfall Investors, LLC (“Windfall Investors”).  In conjunction with obtaining Windfall's 85% interest in Windfall Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Windfall Investors and any secured and unsecured financing for Windfall Investors.

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

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing lemons, and housing rentals and other real estate operations. The Company is also engaged in real estate development.

Most of the Company’s citrus production has been marketed and sold under the Sunkist brand to the food service industry, wholesalers and retail operations throughout North America, Asia, and certain other countries primarily through Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinated the sales and marketing of the Company’s citrus products which are processed through the Company’s packinghouse. Commencing November 1, 2010 the Company began marketing and selling its lemons directly to its food service, wholesale and retail customers. The Company continues to sell its other citrus products to Sunkist.

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under Calavo brands to its customers primarily in the United States and Canada.

Effective March 24, 2010, the Company amended our certificate of incorporation to increase the authorized number of shares of common stock, and affected a ten-for-one split of its common stock.  All references in the accompanying consolidated financial statements to (i) the value and number of shares of the Company’s common stock, (ii) the authorized number of shares of the Company’s common stock and preferred stock, and (iii) loss per share and dividends per share have been retroactively adjusted to reflect these changes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. All significant intercompany transactions have been eliminated. The audited consolidated financial statements represent the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows of Limoneira Company and its wholly-owned subsidiaries. These audited consolidated financial statements should be read in conjunction with the notes thereto included in this Form 10-K.

The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated. The Company considers the criteria established under FASB ASC 810, Consolidation, in its consolidation process.  As of October 31, 2010, the Company had no Variable Interest Entity (“VIE”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts on its receivables as required based on accounts receivable aging and other certain factors. As of October 31, 2010 and 2009 the allowance for doubtful accounts was $0.10 million and zero, respectively. For fiscal years 2010, 2009 and 2008 credit losses were insignificant.

Sales to customers through the Sunkist network accounted for approximately 47%, 64% and 73% of the Company’s revenues during fiscal years 2010, 2009, and 2008, respectively. The Company sells all of its avocado production to Calavo.

The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Cultural Costs

Costs of bringing crops to harvest are capitalized as incurred. Such costs are expensed when the crops are sold and are recorded in agriculture cost and expenses in the Company’s consolidated statement of operations. Costs incurred during the current year related to the next year’s crop are capitalized until the crop is harvested and sold.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the related assets as follows (in years):

Land improvements	10 – 20
Buildings and building improvements	10 – 50
Equipment	5 – 20
Orchards	20 – 40

Costs of planting and developing orchards are capitalized until the orchards become commercially productive. Planting costs consist primarily of the costs to purchase and plant nursery stock. Development costs consist primarily of the maintenance costs of orchards such as cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. The Company ceases the capitalization of costs and commences depreciation when the orchards become commercially productive.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Capitalized interest is recorded on non-bearing orchards, real estate development projects, and significant construction in progress using the average interest rate during the fiscal year. Interest of $2,098,000 and $2,252,000 was capitalized during the years ended October 31, 2010, and 2009, respectively, and is included in property, plant, and equipment, real estate development assets and assets held for sale in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction and development costs associated with its various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2010, the Company capitalized approximately $3.7 million of costs related to its real estate projects and expensed approximately $4.4 million of costs.

Equity in Investments

Investments in unconsolidated joint ventures in which the Company has significant influence but less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a VIE, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions, and the Company’s equity in net earnings or loss of the respective joint venture.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. At October 31, 2010 and 2009, marketable securities are compromised of the Company’s investment in Calavo.

Intangible Assets

Intangible assets consist primarily of acquired water and mineral rights and a patent. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.

Long-Lived Assets

The Company evaluates long-lived assets, including its definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

Based on results from independent appraisals which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses in fiscal years 2010, 2009, and 2008. See Note 7.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments

The fair values of financial instruments are based on level-one indicators or quoted market prices, where available, or are estimated using the present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

Accounts receivable, notes receivable, accounts payable, growers payable, and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2010 and 2009.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity.

 Revenue Recognition

Revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Agriculture revenue - Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

For citrus products that were processed through the Company’s packinghouse and sold by Sunkist on the Company’s behalf, the Company has (i) the general and physical inventory risk, (ii) the discretion in supplier selection, and (iii) involvement in the determination of the product that is ultimately sold to the customer. In addition, Sunkist earns a fixed amount per carton sold for its sales and marketing services. The sales and marketing services received from Sunkist are an identifiable benefit to the Company as these benefits enable the Company to effectively market and sell its citrus product and can be sufficiently separable from the purchase of the citrus products by the end-customer.  In addition, the Company has the ability to enter similar sales and marketing services that are currently provided by Sunkist. Lastly, the Company is able to reasonably estimate that the fair value of the sales and marketing services received from Sunkist approximates the per carton fee charged by Sunkist since Sunkist charges standard per carton fees to all members within its cooperative and such fees are based on sales and marketing expenses incurred by Sunkist for which the Company has an adequate level of visibility as a cooperative member.  As such, the Company records the revenues related to these citrus sales on a gross basis with the amounts paid to Sunkist for the sales and marketing services it rendered being recorded in agriculture cost and expenses in the Company’s consolidated statement of operations.

The Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. Specifically, the Company delivers all of its avocado production from its orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. The Company’s arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to its arrangement with Calavo.

The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.  The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   The Company bears inventory risk until product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance entitled “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products.  In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statement of operations.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by the Company and are based on fees collected by the lessee. Such revenues are recognized when actual results, based on collected fees reported by the tenant, are received. The Company’s rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue - The Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales, which provides for profit to be recognized in full when real estate is sold provided that, a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and  rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

Incidental operations may occur during the holding or development period of real estate development projects to reduce holding or development costs.  Incremental revenue from incidental operations in excess of incremental costs from incidental operations is accounted for as a reduction of development costs.  Incremental costs from incidental operations in excess of incremental revenue from incidental operations are charged to operations.

During fiscal year 2010, the Company sold one of its Arizona development projects for net proceeds of approximately $2,811,000 as described in Note 7, which was recognized as revenue in the accompanying statement of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2010, 2009 and 2008 were $88,000, $57,000, and $153,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net income per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average common shares include weighted-average common shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of 41,000 for fiscal year 2010, zero for fiscal year 2009, and 30,000 for fiscal year 2008. The Series B convertible preferred shares (see Note 22) are anti-dilutive for fiscal years 2010, 2009, and 2008.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2010 presentation. The Company reclassified $699,000 from accrued liabilities to accounts payable in the 2009 consolidated balance sheets to conform to the 2010 presentation.

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June, 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2009-17, “Consolidations (Topic 810).

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently evaluating the accounting and financial reporting requirements of this guidance and has not determined whether its adoption will have an impact on the Company’s financial position or results of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.

This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 was effective for the Company beginning January 1, 2010, except for certain disclosure requirements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a significant impact on the Company’s financial condition, results of operations, or liquidity.

At October 31, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 105.

FASB ASC 105 established the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC 105 is effective for financial statements issued for interim and annual periods after September 15, 2009. The adoption of FASB ASC 105 had no effect on the Company’s consolidated financial statements. References to U.S. GAAP in our financial statements have been updated, as appropriate, to cite the Codification of FASB ASC 105.

In April 2009, as amended in February 2010, the Company adopted FASB ASU No. 2010-09, “Subsequent Events”.

ASU No. 2010-09 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:

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

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value”.

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

In December 2008, the FASB issued FASB ASC 810, “Consolidation”.

FASB ASC 810 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company’s adoption of the provisions of FASB ASC 810, effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial position, results of operations or liquidity.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In December 2008, the FASB issued FASB ASC 805,”Business Combinations”.

FASB ASC 805 retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted FASB ASC 805, effective the first quarter of fiscal 2010, and utilized provisions noted in the guidance to account for its business combination of Windfall Investors, LLC (See Note 3).

In April 2008, the FASB issued ASC 350, “Intangibles – Goodwill and Other”.

FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of the provisions of FASB ASC 350-30, effective the first quarter of fiscal 2010, did not have a material impact on the Company’s financial condition, results of operations or its liquidity.

In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation – Retirement Benefits.

This amendment requires objective disclosures about postretirement benefit plan assets including investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Effective for financial statements issued after December 15, 2009, the Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued the Accounting Standards Update No. 2009-16, revising the guidance for the accounting of transfers of financial assets.

This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (i) a transfer of financial assets; (ii) the effects of a transfer on its financial position, financial performance, and cash flows; and (iii) a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. Early adoption is not permitted. The Company does not believe that adoption of this guidance will have a material impact on its financial position and results of operations.

In June 2009, the FASB issued the Accounting Standards Update No. 2009-17, revising the guidance for the accounting of variable interest entities.

ASU No. 2009-17 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in VIEs. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently evaluating the accounting and financial reporting requirements of this guidance and has not determined whether its adoption will have an impact on the Company’s financial position or results of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Business Combination

In September 2005, the Company, along with Windfall, LLC, formed a partnership, Windfall Investors, LLC. Also, in September 2005, Windfall Investors purchased a 724-acre ranch in Creston, California, for $12,000,000 with the proceeds from loans provided by Farm Credit West (“FCW”). The Company and Windfall each made initial capital contributions to Windfall Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively.

Prior to November 15, 2009, the Company had a variable interest in Windfall Investors (which was deemed to be a VIE). However, the Company was not required to consolidate Windfall Investors since the Company was not the primary beneficiary of Windfall Investors due to the Company not being required to absorb a majority of Investor’s expected losses or receive a majority of Investor’s expected residual returns.

Prior to November 15, 2009, the Company accounted for its 15% ownership interest in Windfall Investors as an equity method investment since the Company had significant influence, but less than a controlling interest in Windfall Investors. The Company was also required to record a negative equity method investment balance (which was subsequently reclassified to other-long term liabilities) for Windfall Investors since the Company had previously guaranteed Investor’s outstanding indebtedness under the FCW loans.

On November 15, 2009, the Company and Windfall entered into an agreement whereby Windfall irrevocably assigned to the Company its 85% interest in Windfall Investors. In conjunction with obtaining Windfall’s 85% interest in Windfall Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Windfall Investors and any secured and unsecured financing for Windfall Investors. The Company has accounted for its acquisition of Windfall’s 85% interest in Windfall Investors as business combination under FASB ASC 805, “Business Combinations”.

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

The Company re-measured its previously held non-controlling equity interest in Windfall Investors to fair value on the November 15, 2009 acquisition date of Windfall Investors.  The Company calculated that its acquisition date fair value of its previous equity interest in Windfall Investors was approximately $1,700,000.  The Company did not recognize any gain or loss as a result of re-measuring the fair value of its equity interest held in Windfall Investors just prior to the business combination as the fair value approximated the carrying value of the non-controlling interest previously accounted for under the equity method of accounting.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

4. Fair Value Measurements

Under the FASB ASC 820, “Fair Value Measurements and Disclosures”, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2010, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$14,564,000	$–	$–	$14,564,000
Liabilities at fair value:
Derivatives	$–	$3,450,000	$–	$3,450,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2010 and 2009 was $21.90 and $17.85 per share, respectively.

Derivatives consist of interest rate swaps whose fair values are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

At October 31, 2010, the significant components of prepaid expenses and other current assets included $489,000 of prepaid insurance. At October 31, 2009, the significant components of prepaid expenses and other current assets included $322,000 of prepaid insurance.

6. Property, Plant, and Equipment

Property, plant, and equipment consist of the following at October 31:

	2010	2009

Land	$25,014,000	$25,186,000
Land improvements	12,312,000	11,810,000
Buildings and building improvements	13,616,000	13,503,000
Equipment	21,736,000	21,329,000
Orchards	21,371,000	21,372,000
Construction in progress	1,754,000	1,171,000
	95,803,000	94,371,000
Less accumulated depreciation	(42,520,000)	(40,554,000)
	$53,283,000	$53,817,000

Depreciation expense was $2,321,000, $2,310,000 and $2,421,000 for fiscal years 2010, 2009, and 2008, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development Assets/Assets Held for Sale

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2010	2009

East Areas 1 and 2	$40,401,000	$37,788,000
Templeton Santa Barbara, LLC	10,318,000	15,337,000
Windfall Investors, LLC	17,693,000	-
Total included in real estate development assets	$68,412,000	$53,125,000

Assets held for sale consist of the following at October 31:

	2010	2009
Templeton Santa Barbara, LLC and Arizona Development Project:
Total included in assets held for sale	$-	$6,774,000
	$-	$6,774,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During fiscal years 2010 and 2009, the Company capitalized $2,613,000 and $2,184,000, respectively, of costs related to these real estate development projects. Additionally, in connection with this project, the Company incurred expenses of $52,000, $110,000, and $966,000 in fiscal years 2010, 2009, and 2008, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004 that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment.  The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area I, or (c) the second anniversary of the property annexation (each a “Success Fee Event”).

The Success Fee, if any, shall be paid in cash, shares of the Company’s common stock, or any combination of the forgoing at the sole discretion of the Company.  The Success Fee is based on the calculated value of the property, which can vary over time until the settlement date.  Accordingly, the Success Fee will be “marked to market” periodically to recognize the potential variability in the property value.  Changes in the value, if any, will be recorded to capitalized development costs and additional paid in capital (“APIC”). To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC.

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share.  Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock.  To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of October 31, 2010, the estimated amount of the Success Fee was zero.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development Assets/Assets Held for Sale (continued)

Templeton Santa Barbara, LLC

In December 2006, the Company entered into an agreement with Templeton Santa Barbara, LLC (“Templeton”) whereby the Company provided a $20,000,000 loan to Templeton (the “Bridge Loan”) to purchase four residential development parcels in Santa Maria, California (the “Templeton Project”). The Company obtained the funds for the Bridge Loan through a term loan under its credit arrangement with City National Bank (the “Term Loan”). Under the terms of the agreement with Templeton, the Company had the option to participate in the Templeton Project as a 20% equity partner or as a lender receiving a preferred interest rate.

During fiscal year 2008, the Company entered into an agreement (the “Templeton Agreement”) with Templeton to extend the due date of the $20,000,000 Bridge Loan from December 31, 2007 to March 31, 2008. The Agreement called for Templeton to exercise its “best efforts” to sell and/or refinance the Templeton Project using the proceeds from the Bridge Loan. The Templeton Agreement also prioritized the use of all funds received upon the sale or refinance of the Templeton Project as well as defined the Company’s participation in the ultimate disposition of the Templeton Project.

At March 31, 2008, Templeton was unable to meet its obligation under the terms of the Agreement with the Company. As a result, the Company assumed a 75% controlling interest in the Templeton Project and began consolidating all of the activities of the Templeton Project beginning in April 2008. The Term Loan was repaid by the Company in fiscal 2008 with proceeds from the Rabobank N.A. credit facility. Templeton assigned its remaining 25% interest in the Templeton Project to the Company in March 2009.

In October 2008, the Company received an offer from a third party to purchase one of the four real estate development parcels within the Templeton Project. The sale of this real estate development parcel fell out of escrow during fiscal 2009 and is no longer being held for sale. As such, the net carrying value (inclusive of impairment charges) of this real estate development parcel is included in real estate development assets in the Company’s consolidated balance sheets at October 31, 2010 and 2009.

In September 2009, another of the four real estate development parcels within the Templeton Project went into escrow. The net carrying value (inclusive of impairment charges) related to this particular real estate development parcel is recorded in assets held for sale in the Company’s consolidated balance sheet at October 31, 2009. The sale of this real estate parcel fell out of escrow during fiscal 2010 and is no longer being held for sale. As such, the net carrying value (inclusive of impairment charges) of this real estate development parcel is included in real estate development assets in the Company’s consolidated balance sheet at October 31, 2010.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing one of the four Templeton land parcels. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2010 consolidated balance sheets.

In May 2010, the Company initiated a plan to sell another of the four Templeton land parcels. The net carrying value related to this real estate development parcel was $3,184,000 (inclusive of impairment charges) and was recorded in assets held for sale in the Company’s consolidated condensed balance sheets at July 31, 2010. At October 31, 2010 this parcel no longer met the criteria for asset held for sale. As such, the net carry value of $2,694,000 (inclusive of impairment charges) is recorded in real estate development assets in the Company’s consolidated balance sheets at October 31, 2010.

 Arizona Development Projects

6037 East Donna Circle, LLC

In fiscal year 2007, the Company and Bellagio Builders, LLC, an Arizona limited liability company (“Bellagio”), formed a limited liability company, 6037 East Donna Circle, LLC (“Donna Circle”), for the purpose of constructing and marketing an approximately 7,500 square foot luxury home in Paradise Valley, Arizona (the “Donna Circle Project”). In February 2007, Donna Circle obtained an unsecured, non-revolving line of credit of $3,200,000 with Mid-State Bank (the “DC Line”) to fund the project. All principal and interest under the DC Line was guaranteed by the Company. As such, the Company was required to consolidate the Donna Circle Project since the Company was the primary beneficiary in Donna Circle (which is deemed to be VIE).The DC Line was repaid by the Company in fiscal year 2008 with proceeds from the Rabobank credit facility.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development Assets/Assets Held for Sale (continued)

In December 2008, the Donna Circle Project was completed (after incurring $407,000 of capitalized costs during fiscal 2009) and the property was listed for sale with a real estate broker. As such, the real estate development assets related to the Donna Circle Project were classified by the Company as assets held for sale at that time. In June 2009, the Company decided not to sell Donna Circle and instead, executed a two-year lease agreement for the property with a third party (the “Renters”) whereby the Company is to receive approximately $7,600 a month in rental fees for a 24-month period beginning in July 2009. Based on the terms of the lease agreement, the Renters have the option to extend the lease for 12 months after the initial 24-month rental period at $8,000 per month and may purchase the home during the option period for approximately $3,800,000. As such, the Company reclassified its capitalized real estate development assets from asset held for sale to property, plant, and equipment in the Company’s consolidated balance sheet at October 31, 2009, as the Donna Circle property is being held and used by the Company to generate rental income. The Company recognized $90,000 in rental income related to its Donna Circle property in fiscal year 2010 and $39,000 in rental income in fiscal 2009. Such amounts are included in real estate development revenues in the Company’s consolidated statement of operations for the years ended October 31, 2010 and 2009.

In June 2010, the Company and Bellagio entered into an agreement whereby Bellagio withdrew from Donna Circle and assigned all its membership interest to the Company. There was no consideration given or received by the Company and the Company did not recognize any gain or loss as a result of this agreement.  As of October 31, 2010, the Company consolidates Donna Circle as a wholly owned subsidiary.

The net carrying value related to Donna Circle is $2,301,000 at October 31, 2010, consisting of capitalized land costs of $950,000 and capitalized building costs of $1,351,000, net of (a) depreciation expense on the capitalized building costs of $76,000 and (b) impairment charges of $1,018,000. The impairment charges were the result of independent appraisals which indicated that the fair value of the Donna Circle Project was less than its carrying value at October 31, 2010 and 2009.

6146 East Cactus Wren Road, LLC

In fiscal year 2007, the Company and Bellagio formed a limited liability company, 6146 East Cactus Wren Road, LLC (“Cactus Wren”) for the purpose of constructing and marketing an approximately 9,500 square-foot luxury home in Paradise Valley, Arizona (the “Cactus Wren Project”). In March 2007, Cactus Wren obtained an unsecured, non-revolving line of credit for $3,900,000 with Mid-State Bank (the “CW Line”) to fund the project. All principal and interest under the CW Line was guaranteed by the Company. As such, the Company was required to consolidate the Cactus Wren Project since the Company was the primary beneficiary in Cactus Wren (which is deemed to be VIE).The CW Line was repaid by the Company in fiscal year 2008 with proceeds from the Rabobank credit facility.

In June 2009, the Cactus Wren Project was completed (after incurring $1,510,000 of capitalized costs during fiscal year 2009) and the property was listed for sale with a real estate broker. The property remained unsold at October 31, 2009. As such, the real estate development assets related to the Cactus Wren Project was classified by the Company as assets held for sale in the Company’s consolidated balance sheet at October 31, 2009.

In June 2010, the Company and Bellagio entered into an agreement whereby Bellagio withdrew from Cactus Wren and assigned all its membership interest to the Company. There was no consideration given or received by the Company and the Company did not recognize any gain or loss as a result of this agreement.

In August 2010, the Company sold the Cactus Wren property for $3,000,000 cash, resulting in the realization net cash of approximately $2,811,000 after selling and other closing costs. The carrying value of the property was $2,781,000, net of a fiscal year 2010 impairment charge of $517,000.  The impairment charge was the result of the selling price which indicated that the fair value of the Cactus Wren Project was less than its carrying value.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development Assets/Assets Held for Sale (continued)

Windfall Investors LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development costs.  Subsequent to the acquisition, the Company capitalized an additional $851,000 of costs related to its real estate development of Windfall Farms during the fiscal year ended October 31, 2010.

Impairments of Real Estate Assets

During the past three years, the Company has recorded significant impairment charges as a result of continued decline in demand and market prices within our real estate markets. The following table summarizes the impairments of real estate development assets for the years ended October 31:

	2010	2009	2008
Templeton Santa Barbara, LLC	$1,490,000	$4,659,000	$1,341,000
Arizona Development Projects	932,000	1,544,000	–
Total	$2,422,000	$6,203,000	$1,341,000

8. Equity Investments

Limco Del Mar, Ltd.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. Based on the terms of the partnership agreement, the Company may be removed without cause from the partnership upon the vote of the limited partners owning an aggregate of 50% or more interest in the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Del Mar is accounted for using the equity method of accounting.

The Company provided Del Mar with farm management, orchard land development, and accounting services, which resulted in cash receipts of $125,000, $134,000, and $136,000 in fiscal years 2010, 2009, and 2008, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $454,000, $425,000, and $415,000 in fiscal years 2010, 2009, and 2008, respectively. Fruit proceeds due to Del Mar were $83,000 and $125,000 at October 31, 2010 and 2009, respectively and are included in growers payable in the accompanying consolidated balance sheets.

Vista Pointe, LLC

The Company and Priske Jones, Inc. each owned a 50% interest in Vista Pointe, LLC, (“Vista Pointe”) which was formed in 1996 for the purpose of developing 9 estate lots and 28 single-family homes in Santa Paula, California. Since the Company had significant influence, but less than a controlling interest, the Company’s investment in Vista Pointe was accounted for using the equity method of accounting. In fiscal 2009, the 10-year liability period for construction defects expired, and Vista Pointe was liquidated. Prior to its liquidation, Vista Pointe distributed $7,000 to the Company during fiscal year 2009. The remaining $6,000 equity investment balance was written off by the Company during fiscal year 2009.

Windfall Investors, LLC

In September 2005, the Company, along with Windfall, LLC, formed a partnership, Windfall Investors, LLC. Also, in September of 2005, Windfall Investors purchased a 724-acre ranch in Creston, California, for $12,000,000 with proceeds from loans provided by Farm Credit West. The Company and Windfall each made initial capital contributions to Windfall Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

On November 15, 2009, the Company and Windfall entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Windfall Investors. In conjunction with obtaining Windfall’s 85% interest in Windfall Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Windfall Investors and any secured and unsecured financing for Windfall Investors. The Company has accounted for its acquisition of Windfall’s 85% interest in Windfall Investors utilizing the business combination guidance noted in FASB ASC 805, “Business Combinations”.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, contributed $30,000 to the partnership during fiscal 2008 and contributed an additional $17,000 to the partnership in fiscal 2010. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses, and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

HM East Ridge, LLC

In February 2010, the Company and HM Manager, LLC formed HM East Ridge, LLC, for the purpose of developing one of the four Templeton land parcels. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2010 consolidated balance sheets.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The following is financial information of the equity method investees for the years ended October 31, 2010, 2009, and 2008, respectively:

		Vista	Windfall
2010	Del Mar	Pointe	Investors	Romney	East Ridge		Total
Assets	$2,588,000	$–	$–	$695,000		$8,103,000	$11,386,000

Liabilities	$–	$–	$–	$–		$30,000	$–
Equity	2,588,000	–	–	695,000		8,073,000	11,386,000
Total liabilities and equity	$2,588,000	$–	$–	$695,000		$8,103,000	$11,386,000

Revenues	$2,279,000	$–	$–	$8,000		$–	$2,287,000
Expenses	721,000	–	–	25,000		13,000	759,000
Net income (loss)	$1,558,000	$–	$–	$(17,000)		$(13,000)	$1,528,000

2009
Assets	$1,656,000	$–	$12,435,000	$680,000		$–	$14,771,000

Liabilities	$–	$–	$19,492,000	$–		$–	$19,492,000
Equity (deficit)	1,656,000	–	(7,057,000)	680,000		–	(4,721,000)
Total liabilities and equity (deficit)	$1,656,000	$–	$12,435,000	$680,000	$		$14,771,000

Revenues	$846,000	$–	$660,000	$16,000		$–	$1,522,000
Expenses	735,000	10,000	1,948,000	19,000		–	2,712,000
Net income (loss)	$111,000	$(10,000)	$(1,288,000)	$(3,000)		$–	$(1,190,000)

2008
Assets	$1,857,000	$10,000	$12,616,000	$683,000		$–	$15,166,000

Liabilities	$–	$–	$18,385,000	$–		$–	$18,385,000
Equity (deficit)	1,857,000	10,000	(5,769,000)	683,000		–	(3,219,000)
Total liabilities and equity (deficit)	$1,857,000	$10,000	$12,616,000	$683,000	$		$15,166,000

Revenues	$2,430,000	$–	$968,000	$21,000		$–	$3,419,000
Expenses	698,000	2,000	2,879,000	19,000		–	3,598,000
Net income (loss)	$1,732,000	$(2,000)	$(1,911,000)	$2,000		$–	$(179,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in (losses) earnings of the equity method investees are as follows:

		Vista	Windfall		East
	Del Mar	Pointe	Investors	Romney	Ridge	Total

Investment balance October 31, 2007	$1,384,000	$13,000	$(1,304,000)	$489,000	$–	$582,000
Equity earnings (losses)	405,000	–	(252,000)	–	–	153,000
Cash distribution	(623,000)	–	–	–	–	(623,000)
Investment contributions	–	–	–	30,000	–	30,000
Investment balance October 31, 2008	1,166,000	13,000	(1,556,000)	519,000	–	142,000
Equity earnings (losses)	26,000	(6,000)	(186,000)	(4,000)	–	(170,000)
Cash distributions	(72,000)	(7,000)	–	–	–	(79,000)
Investment balance October 31, 2009	1,120,000	–	(1,742,000)	515,000	–	(107,000)
Equity earnings (losses)	365,000	–	–	(13,000)	(7,000)	345,000
Cash distribution	(147,000)	–	–	–	–	(147,000)
Investment contributions	–	–	–	17,000	7,207,000	7,224,000
Business combination	–	–	1,742,000	–	–	1,742,000
Investment balance October 31, 2010	$1,338,000	$–	$–	$519,000	$7,200,000	$9,057,000

The Company’s equity method investment balances in Del Mar, Romney and East Ridge are included in equity in investments in the Company’s consolidated balance sheets. These amounts total $9,057,000 and $1,635,000 at October 31, 2010 and 2009, respectively.

Prior to the business combination discussed in Note 3, the Company was required to record a negative equity method investment balance (which was subsequently reclassified to other-long term liabilities) for Windfall Investors since the Company has guaranteed Windfall Investors’ outstanding indebtedness under its term loan and line of credit. The Company’s negative equity method investment balance of $1,742,000 for Windfall Investors was included in other long-term liabilities in the Company’s consolidated balance sheets at October 31, 2009.

9. Investment in Calavo Growers, Inc.

In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo’s common stock for $10,000,000 and Calavo purchased 1,728,570 shares, or approximately 15.1%, of the Company’s common stock for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. The Company has classified its Calavo investment as available-for-sale.

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a total gain of $2,729,000, which was recorded in other income (expense) in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2009. Additionally, the changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains (losses) of $2,694,000 ($1,622,000 net of tax), $5,070,000 ($1,915,000 net of tax) and ($12,760,000), (($7,677,000) net of tax) for the years ended October 31, 2010, 2009 and 2008, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Notes Receivable

In fiscal 2004, the Company sold a parcel of land in Morro Bay, California.  The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000.  Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time.  The remaining $49,000 balance of the deferred gain is included in accrued liabilities in the Company’s consolidated balance sheets at October 31, 2010 and 2009.  The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest is now required to be paid in full on April 1, 2014, and is being recorded in noncurrent notes receivable in the Company’s consolidated balance sheet at October 31, 2010 and 2009. Interest continues to accrue at 7.0% on the principal balance of the note and was $91,000 for each of fiscal years 2010, 2009 and 2008.

In connection with the lease of a retail facility, the Company recorded a note receivable in May 2007 of $350,000. The note bears interest at the Prime rate plus 2.00%, payable monthly. This note is unsecured and matures in May 2012. The note receivable balance was $350,000 at October 31, 2010 and 2009 and is included in “noncurrent notes receivable” in the Company’s consolidated balance sheets.

In connection with Company’s stock grant program, the Company has notes receivable and accrued interest from certain employees of $93,000 and $1,803,000 at October 31, 2010 and 2009, respectively.  These notes were issued in connection with payments made by the Company on behalf of the employees for payroll taxes on stock compensation.  These notes bear interest at the mid-term applicable federal rate then in effect, with principal and accrued interest due and payable within 24 months from the date of the note. A portion of the notes receivable and accrued interest balance related to three officers became due in November and December 2009. As such, the total $1,519,000 notes receivable and accrued interest due to be paid by the officers within one year at October 31, 2009 is recorded in “current notes receivable – related parties” in the Company’s consolidated balance sheet at October 31, 2009.  The remaining $284,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at October 31, 2009 is recorded in “noncurrent notes receivable – related parties” in the Company’s consolidated balance sheet at October 31, 2009.

In December 2009, the officers’ notes receivable and accrued interest were reduced by $1,020,000 through the exchange of 6,756 shares of Company stock with a fair market value of $150.98 per share (at the time of the exchange) that were held by the officers of the Company.  The remaining officers’ notes receivable and accrued interest of $687,000 was forgiven by the Company resulting in compensation expense recorded in fiscal 2010.  The Company also recorded compensation expense of $603,000 during fiscal 2010 representing additional compensation paid by the Company to the officers relating to the officers’ payroll taxes on the notes receivable forgiveness.

In December 2009, the Company issued new notes to the officers totaling $208,000 in connection with payments made by the Company on behalf of the officers for payroll taxes associated with the vesting of shares under the Company’s stock grant bonus program. The $208,000 note receivable balance was subsequently reduced to zero through the exchange of 1,400 shares of Company stock with a fair market value of approximately $149.00 (at the time of the exchange) that were held by the officers of the Company.

The Company’s $60,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at October 31, 2010 is recorded in noncurrent notes receivable - related parties in the Company’s consolidated balance sheet at October 31, 2010.

Interest income recognized on employee notes receivable was $4,000, $68,000 and $54,000 for fiscal years 2010, 2009 and 2008, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets

Other assets at October 31 are comprised of the following:

	2010	2009

Investments in mutual water companies	$1,326,000	$1,205,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,191,000	1,052,000
Revolving funds and memberships	462,000	514,000
	$4,515,000	$4,307,000

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Since the Company does not have the ability to control or exercise significant influence over the operating and financial policies of each of these not-for-profit mutual water companies, the Company is accounting for such investments at historical cost.

Acquired Water and Mineral Rights

Acquired water and mineral rights are indefinite-life intangible assets not subject to amortization.

In July 2007, the Company entered into an agreement to purchase 300 membership shares from a member of the Santa Paula Basin Pumpers Association (“SPBPA”) for $1,500,000. The Company’s membership shares of SPBPA constitute a purchase of water rights with an indefinite life as the water rights go into perpetuity. The Company also owns other water rights in the amount of $12,000, which is being accounted for consistently with the SPBPA acquired water rights.

The Company’s ownership of mineral rights, with a cost of $24,000, consists of oil and gas deposits located within the Company’s Ventura County property boundaries. Similar to its acquired water rights, the Company’s acquired mineral rights have an indefinite life as the mineral rights go into perpetuity.

Definite-Lived Intangibles and Other Assets

In fiscal 2003, the Company paid $150,000 to obtain certain propagation rights, which we refer to as the Patent, for an agricultural variety.  During fiscal years 2005 and 2006, the Company capitalized an additional $72,000 in costs related to the Patent.  The Patent was issued in fiscal 2007 and is being amortized over its legal life of 17 years.  The gross carrying value of the Patent was $222,000 as of October 31, 2010 and 2009. The related accumulated amortization was $47,000 and $34,000 at October 31, 2010 and 2009, respectively. Amortization expense associated with the Patent was $13,000 for each of the fiscal years 2010, 2009 and 2008. The Company expects to amortize $13,000 each year for fiscal years 2011 through 2015 related to its Patent.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

Definite-Lived Intangibles and Other Assets (continued)

The remaining amounts in other assets consist primarily of $540,000 of deferred rent assets, $159,000 of prepaid lease amounts on pollination equipment, $125,000 of deferred borrowing costs and $100,000 invested in the auto racing career of Charlie Kimball. See Notes 14, 16, and 21.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations. The Company pays Sunkist and certain other cooperatives an annual assessment based on sales volume or other criteria. These funds are typically held for five years at which time they are refunded to the Company. Revolving funds related to the Company’s fruit packed at outside packinghouses are withheld from payments made to the Company during the year and also refunded, typically in five years.

12. Discontinued Operations

In December 2005, Limoneira Company International Division, LLC entered into an agreement whereby it acquired substantially all of the assets, liabilities, and operations of Movin’ Mocha (Mocha), a California general partnership for $1,000,000. Mocha owned and operated coffee houses and coffee carts in seven locations in the Modesto-Fresno corridor and operated a bakery facility.

In October 2006, the Company decided, that because of continuing operational losses in its retail coffee and coffee distribution businesses, it would exit the coffee business. In connection with that decision, the Company approved a plan to exit the retail coffee and coffee distribution business. In fiscal year 2008, the Company ceased operations in all of Mocha’s retail facilities, sold the business along with certain assets, and proceeded with the plan to sell or dispose of all of the remaining assets. Revenues and operating losses for fiscal year 2010 were $7,000 and $71,000, respectively. Revenues and operating losses for fiscal year 2009 were $8,000 and $22,000, respectively. Revenues and operating losses for fiscal 2008 were $181,000 and $418,000, respectively.

The assets and liabilities of the coffee business at October 31 are comprised of the following:

	2010	2009

Cash	$4,000	$4,000
Accounts receivable	3,000	3,000
Prepaid expenses and other current assets	–	2,000
Notes receivable	161,000	161,000
Deferred income taxes	253,000	277,000
Total assets	$421,000	$447,000
Accounts payable	$–	$2,000
Accrued liabilities	34,000	–
Total liabilities	$34,000	$2,000

13. Accrued Liabilities

At October 31, 2010, the significant components of accrued liabilities included $1,003,000 of accrued compensation, $449,000 of accrued property taxes, $350,000 of accrued interest and $310,000 of deferred income. At October 31, 2009, the significant components of accrued liabilities included $589,000 of accrued compensation, $561,000 of accrued property taxes, $277,000 of accrued interest and $304,000 of deferred income.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

14. Long-Term Debt

Long-term debt is comprised of the following:

	October 31,
	2010	2009
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at October 31, 2010 and October 31, 2009. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), 0.26% at October 31, 2010, plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$56,952,000	$61,671,000

Farm Credit West term loan secured by property with a net book value of $11,650,000 at October 31, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at October 31, 2010. The loan is payable in quarterly installments through November 2022.	6,658,000	7,094,000

Farm Credit West term loan secured by property with a net book value of $11,650,000 at October 31, 2010 and $11,674,000 at October 31, 2009. The interest rate is variable and was 3.25% at October 31, 2010. The loan is payable in monthly installments through May 2032.	922,000	951,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,814,000 at October 31, 2010. The interest rate is variable and was 3.50% at October 31, 2010. Interest is payable monthly and the principal is due in full in May 2013.	12,257,000	–

Farm Credit West term loan secured by property with a net book value of $17,594,000 at October 31, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,149,000	–

Subtotal	85,938,000	69,716,000
Less current portion	626,000	465,000
Total long-term debt, less current portion	$85,312,000	$69,251,000

In August 2008, the Company entered into a credit arrangement with Rabobank whereby it could borrow up to $80,000,000 on a secured line of credit. The initial agreement was superseded by amended agreements in December 2008 and May 2009. The Company is subject to an annual financial covenant and certain other restrictions at its fiscal year end.

In November 2009, the Company assumed the long-term debt of Windfall Investors, LLC with the acquisition of the business (see Note 3). The debt is held by Farm Credit West and consists of a secured long-term loan with an original principal balance of $9,750,000 and a revolving line of credit of $10,500,000. At the time of the acquisition, there was a total of $19,289,000 outstanding under the term loan and the revolving line of credit. The due date for the revolving line of credit was originally November 2009 and was extended until June 2010. In May 2010, the Company refinanced the outstanding line of credit balance of $10,500,000 plus accrued interest on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West that expires in May 2013. The Company incurred $21,000 of costs to Farm Credit West for this refinancing. Such costs were capitalized and are being amortized and as interest expense using the straight-line method over the term of the credit agreement.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

14. Long-Term Debt (continued)

Principal payments on the Company’s long-term debt are due as follows:

2011	$626,000
2012	652,000
2013	69,888,000
2014	707,000
2015	737,000
Thereafter	13,328,000
Total	$85,938,000

15. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Net Liability
	2010	2009	2010	2009
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$22,000,000	$3,450,000	$1,678,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	–	10,000,000	–	287,000
Pay fixed-rate, receive floating-rate interest rate swap designated as cash flow hedge, cancelled April 2010	–	10,000,000	–	206,000
Total	$42,000,000	$42,000,000	$3,450,000	$2,171,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 3.63%, which is 62 basis points lower than the original pay-fixed rate. The receive floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the cancellation or amendment of these interest rate swaps.  These interest rate swaps previously qualified as cash flow hedges, and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000.  The accumulated other comprehensive loss balance is being amortized and included in interest expense related to derivative instruments over the remaining period of the original swap agreements.  The remaining accumulated other comprehensive balance is $1,463,000, net of amortization of $552,000 at October 31, 2010.

As a result of the re-negotiated terms, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting.  Therefore, mark to market adjustments to the underlying fair value net liability is being recognized in earnings and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the year ended October 31, 2010 resulted in non-cash charges to interest expense related to derivative instruments of $1,435,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $521,000, $549,000 and $574,000 of rental income from employees in fiscal years 2010, 2009 and 2008, respectively. There were no rental payments due from employees at October 31, 2010 and 2009.

The Company has a presence on the Boards of Directors of the mutual water companies in which the Company has investments. The mutual water companies provided water to the Company, for which the Company paid, in aggregate, $612,000, $416,000 and $761,000 in fiscal years 2010, 2009 and 2008, respectively. Water payments due to the mutual water companies were, in aggregate, $49,000 and $51,000 at October 31, 2010 and 2009, respectively.

The Company has invested $300,000 in the career of Charlie Kimball, a Formula 1 racing driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal 2010, whereby $200,000 of the total $300,000 of investments is to be repaid no later than August 2011 and is included in prepaid expenses and other current assets at October 31, 2010. Recorded in other assets in the Company’s consolidated balance sheets are long-term investments made to Charlie Kimball of $100,000 and $300,000 as of October 31, 2010 and 2009, respectively.

The Company has a presence on the Board of Directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services of $1,234,000, $1,171,000 and $1,469,000 from the association in fiscal years 2010, 2009 and 2008, respectively. Payments due to the cooperative were $69,000 and $42,000 at October 31, 2010 and 2009, respectively.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of $457,000, $36,000 and zero during fiscal years 2010, 2009, and 2008, respectively. Payments due to the general contractor were $62,000 and zero at October 31, 2010 and 2009, respectively.

In fiscal years 2010, 2009, and 2008, the Company received dividend income of $333,000, $350,000, and $350,000, respectively, on its investment in Calavo, which is included in other income (loss), net in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $11,483,000, $4,026,000, and $3,502,000 for fiscal years 2010, 2009 and 2008, respectively. Such amounts are included in agriculture revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at October 31, 2010 or 2009. Additionally, the Company leases office space to Calavo and received rental income of $229,000, $229,000, and $220,000 in fiscal years 2010, 2009, and 2008, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Income Taxes

The components of the provisions for income taxes (from continuing operations) for fiscal years 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Current:
Federal	$275,000	$459,000	$1,347,000
State	143,000	225,000	528,000
Total current provision	418,000	684,000	1,875,000

Deferred:
Federal	(402,000)	(2,306,000)	182,000
State	(88,000)	(669,000)	71,000
Total deferred (benefit) provision	(490,000)	(2,975,000)	253,000
Total (benefit) provision	$(72,000)	$(2,291,000)	$2,128,000

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction, and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes.  The components of deferred income tax assets (liabilities) at October 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred income tax assets (liabilities):
Labor accruals	$139,000	$196,000
Property taxes	(191,000)	(201,000)
State income taxes	46,000	65,000
Prepaid insurance	(169,000)	93,000
Net current deferred income tax (liabilities) assets	(175,000)	153,000

Noncurrent deferred income tax assets (liabilities):
Depreciation	(2,965,000)	(2,986,000)
Amortization	708,000	(2,000)
Impairments of real estate development assets	3,390,000	3,005,000
Derivative instruments	1,154,000	865,000
Minimum pension liability adjustment	1,618,000	1,736,000
Unrealized net gain on Calavo investment	(3,149,000)	(2,076,000)
Book and tax basis difference of acquired assets	(9,861,000)	(9,477,000)
Other	408,000	171,000
Net noncurrent deferred income tax liabilities	(8,697,000)	(8,764,000)
Deferred tax asset related to loss on discontinued operations	253,000	277,000
Net deferred income tax liabilities	$(8,619,000)	$(8,334,000)

The net current deferred income tax liability is included in accrued liabilities in the Company’s consolidated balance sheets at October 31, 2010. The net current deferred income tax asset is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at October 31, 2009. The deferred tax asset related to loss on discontinued operations is included in noncurrent assets of discontinued operations in the Company’s consolidated balance sheets at October 31, 2010 and 2009.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Income Taxes (continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2010, 2009, and 2008:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$99,000	34.0%	$(1,753,000)	(34.0)%	$2,006,000	34.0%
State income tax, net of federal benefit	34,000	11.8%	(299,000)	(5.6)%	387,000	6.6%
Dividend exclusion	(79,000)	(27.1)%	(83,000)	(1.6)%	(94,000)	(1.6)%
Production deduction	(117,000)	(40.2)%	(127,000)	(2.5)%	(204,000)	(3.5)%
Officer’s compensation	111,000	38.1%	-	-	-	-
Change in unrecognized tax benefits	(40,000)	(13.7)%	(144,000)	(2.8)%	11,000	0.2%
Other nondeductible items	(80,000)	(27.4)%	115,000	2.2%	22,000	0.4%
Total income tax (benefit) provision	$(72,000)	(24.5)%	$(2,291,000)	(44.3)%	$2,128,000	36.1%

A tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2010 and 2009 are as follows:

	2010	2009
Unrecognized tax benefits at the beginning of the year	$38,000	$164,000
Increases in tax positions taken in the prior year	–	–
Decreases in tax positions taken in the prior year	–	–
Increases in tax positions for current year	–	–
Settlements	–	–
Lapse in statute of limitations	(38,000)	(126,000)
Unrecognized tax benefits at the end of the year	$–	$38,000

The Company files income tax returns in the U.S. and California. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to fiscal year October 31, 2007, and is no longer subject to CA state income tax examinations for periods prior to October 31, 2006. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2010.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Retirement Plans

Effective December 31, 1991, the Company merged the Limoneira Hourly and Piece Rated Pension Plan and their salaried plan, into the Sunkist Retirement Plan, Plan L (“the Plan”). All participants became members of the Plan at that time, and all assets became part of the Sunkist Retirement Plan L Trust. Until January 2006, the Plan was administered by the Sunkist Retirement Investment Board. Since January 2006, the Plan has been administered by City National Bank and Mercer Human Resource Consulting.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $300,000 for each of fiscal years 2010 and 2009. Plan assets are invested in a group trust consisting primarily of stocks (domestic and international), bonds, real estate trust funds, short-term investment funds and cash.

The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Company’s plan funding at a reasonable level. The long-term target asset allocation ranges are as follows: Global Equity 40%-80%; Alternative Investments 0%-30%; Fixed Income 20%-60%; and Cash 0%-30%. Alternative Investments may include Hedge Funds, Real Estate and Private Equity.

Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for fiscal years 2010 and 2009 were as follows:

	2010	2009

Service cost	$148,000	$87,000
Interest cost	840,000	888,000
Expected return on plan assets	(1,019,000)	(1,026,000)
Recognized actuarial loss	625,000	21,000
Net periodic pension cost	$594,000	$(30,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$15,045,000	$11,175,000
Service cost	148,000	87,000
Interest cost	840,000	888,000
Benefits paid	(995,000)	(957,000)
Actuarial loss	1,625,000	3,852,000
Benefit obligation at end of year	$16,663,000	$15,045,000

Change in plan assets:
Fair value of plan assets at beginning of year	$12,259,000	$11,250,000
Actual return on plan assets	1,376,000	1,666,000
Employer contributions	300,000	300,000
Benefits paid	(995,000)	(957,000)
Fair value of plan assets at end of year	$12,940,000	$12,259,000

Funded status:
Unfunded status at end of year	$3,723,000	$2,786,000

	2010	2009
Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(3,723,000)	(2,786,000)
Net amount recognized in statement of financial position	$(3,723,000)	$(2,786,000)

Additional year-end information:
Accumulated benefit obligation	$16,663,000	$15,045,000
Projected benefit obligation	16,663,000	15,045,000
Fair value of plan assets	12,940,000	12,259,000

Weighted-average assumptions as of October 31, 2010 and 2009, used to determine benefit obligations:
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	7.50%	7.50%

Weighted-average assumption used to determine net periodic benefit cost:
Discount rate	5.75%	8.25%
Expected long-term return on plan assets	7.50%	7.50%

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Retirement Plans (continued)

The Company expects to contribute $430,000 to the Plan in fiscal year 2011. Additionally, the following benefit payments are expected to be paid as follows:

2011	$910,000
2012	927,000
2013	952,000
2014	979,000
2015	1,014,000
2016-2020	5,267,000
Total	$10,049,000

The following table sets forth the Plan’s assets as of October 31, 2010, segregated by level using the hierarchy established by FASB ASC 820, “Fair Value Measurements and Disclosures”:

	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Cash and cash equivalents	$159,000	$–	$–	$159,000
Mutual funds	1,586,000	–	–	1,586,000
Common stocks	5,248,000	–	–	5,248,000
U.S. government & agency issues	–	3,263,000	–	3,263,000
Corporate bonds	–	2,609,000	–	2,609,000
Estimated accrued income	–	75,000	–	75,000
Total	$6,993,000	5,947,000	$–	$12,940,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employees’ annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2010, 2009 and 2008, the Company contributed to the plan and recognized expenses of $483,000, $486,000 and $463,000, respectively.

19. Other Long-Term Liabilities

At October 31, 2010, other long-term liabilities included $3,723,000 of minimum pension liability and $3,450,000 of fair value net liability on derivatives. At October 31, 2009, other long-term liabilities included $2,786,000 of minimum pension liability and $2,171,000 of fair value net liability on derivatives.

 20. Rental Operating Leases

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,658,000 at October 31, 2010. The total cost and accumulated depreciation of buildings, equipment, and building improvements subject to leases was $8,213,000 and $3,567,000, respectively, at October 31, 2010. The Company recognized rental income from its rental operating lease activities of $3,776,000 in fiscal year 2010, $3,557,000 in fiscal year 2009, and $3,550,000 in fiscal year 2008. The Company also recognized contingent rental income related to its organic recycling business of $200,000 in fiscal year 2010, $209,000 in fiscal year 2009, and $168,000 in fiscal year 2008. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Rental Operating Leases (continued)

The future minimum lease payments to be received by Company related to these net operating lease agreements as of October 31, 2010, are as follows:

2011	$1,436,000
2012	1,341,000
2013	450,000
2014	412,000
2015	274,000
Thereafter	2,987,000
Total	$6,900,000

 21. Commitments and Contingencies

Operating Leases

The Company has three operating leases for agricultural land totaling 480 acres for purposes of expanding the Company’s production of citrus and avocados. One lease of 450 acres, the Ranch Refugio/Caldwell Ranch, provides for an adjustment to rent for inflation.  This lease also includes a purchase option that expires January 1, 2012, which allows the Company to acquire the property at $4,137,000 adjusted for increases or decreases in the consumer price index from the lease commencement date of January 1, 1992.  In December 2010, the Company exercised the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allows the Company to acquire the property for a purchase price of approximately $6,500,000.  Concurrently with the exercise of its purchase option, the Company entered into an agreement to sell the property for $10,000,000. The closing of each of the purchase and sale of the property are expected to occur on or about January 31, 2011. The Company estimates the gain on the $10,000,000 property sale will be approximately $1,300,000, net of the $6,500,000 property purchase, $1,500,000 in leasehold improvements sold with the property and $700,000 of estimated selling costs. The net cash realized from the transaction will be approximately $2,800,000. The Company expects to enter into a lemon packing agreement with the purchaser, for which it will earn certain as yet undetermined fees.  The sale of the property will result in a reduction in lemon and avocado production and related agriculture revenues, agriculture costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively, off-set by fees from the anticipated lemon packing agreement. See Note 25.

The Company also has operating leases for pollinating equipment, packinghouse equipment, and photovoltaic generators (see below). Total lease expense for fiscal years 2010, 2009 and 2008 was $1,513,000, $1,681,000, and $449,000, respectively. In addition, the Company made prepayments on the lease of the pollination equipment totaling $159,000. These prepayments are included in other assets in the Company’s consolidated balance sheets at October 31, 2010 and 2009, respectively, and will be expensed over the last year of the lease based on the terms of the arrangement with the lessor.

During fiscal year 2008, the Company entered into a contract with Perpetual Power, LLC (“Perpetual”) to install a 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s lemon packinghouse operations. The facility became operational in October 2008. FCW provided financing for the generator and upon completion of the construction Perpetual sold the generator to FCW. The Company then signed a 10-year operating lease agreement with FCW. At the end of the 10-year lease term, the Company will have an option to purchase the generator from FCW for $1,125,000.

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. FCW provided the financing for the generator and when construction was completed, Perpetual sold the generator to FCW. The Company then signed a 10-year operating lease agreement with FCW for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from FCW for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in other assets in the Company’s consolidated balance sheets is $413,000 and $195,000 at October 31, 2010 and 2009, respectively of deferred rent asset related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingencies (continued)

Minimum future lease payments are as follows:

2011	$1,699,000
2012	1,510,000
2013	1,339,000
2014	853,000
2015	822,000
Thereafter	2,519,000
Total	$8,742,000

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2010, these outstanding letters of credit totaled $647,000.

Litigation

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any pending or threatened litigation against it that it expects will have a material adverse effect on its business, financial condition, liquidity, or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

22. Stockholders’ Equity

Series B Convertible, Redeemable Preferred Stock:

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., the Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”).

Dividends: The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July, and October in each year commencing July 1, 1997.

Voting Rights: Each share of Series B Stock are entitled to ten votes on all matters submitted to a vote of the stockholders of the Company.

Redemption: The Company, at the option of the Board of Directors, may redeem the Series B Stock, as a whole or in part, at any time or from time to time on or after July 1, 2017 and before June 30, 2027, at a redemption price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for redemption.

Conversion: The holders of Series B Stock have the right, at their option, to convert such shares into shares of Common Stock of the Company at any time prior to redemption. The conversion price is $8.00 per share of Common Stock. Pursuant to the terms of the Certificate of Designation, Preferences and Rights of the Series B Stock, the conversion price shall be adjusted to reflect any dividends paid in Common Stock of the Company, the subdivision of the Common Stock of the Company into a greater number of shares of Common Stock of the Company, or upon the advice of legal counsel.

The Company is not mandatorily required to redeem the Series B Stock and the redemption of the Series B Stock is within the control of the Company. The Series B Stock is not redeemable at a fixed date or at the option of the Series B Stock shareholders. In addition, the Series B Stock is redeemable upon the occurrence of an event that is solely within the control of the Company. Lastly, any potential settlement of the Series B Stock between the Company and the Series B Stock shareholders would be required to be settled in cash. As such, the Company has recorded its $3,000,000 equity contribution related to its Series B Stock in stockholders’ equity in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

22. Stockholders’ Equity (continued)

Series A Junior Participating Preferred Stock and Shareholder Rights Agreement:

During fiscal 2007, the Company entered into a shareholder rights agreement with the Bank of New York acting as rights agent. In connection with this agreement, on October 31, 2006, the Company designated 20,000 shares of preferred stock as Series A Junior Participating Preferred Stock at $.01 par value (the “Series A Stock”). Additionally, on October 31, 2006, the Company declared a dividend to be distributed on December 20, 2006, to each holder of record of the Company’s common stock the right to purchase one one-hundredth of a share of Series A Stock. If a triggering event occurs, the Board of Directors has the option to allow rights holders to exercise their rights.

Dividends: The holders of shares of Series A Stock shall be entitled to receive cash dividends in an amount per share equal to the greater of (a) $1.00 or (b) 100 times the aggregate per share amount of all cash dividends and 100 times the aggregate per share amounts of all non-cash dividends, other than a dividend payable in common stock, declared on the common stock. Such dividends are payable quarterly on the fifteenth day of January, April, July and October in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of shares of the Series A Stock.

Voting Rights: Each share of Series A Stock shall be entitled to one hundred votes on all matters submitted to a vote of the stockholders of the Company.

Redemption: The shares of Series A Stock shall not be redeemable.

Conversion: The shares of Series A Stock shall not be convertible.

Stock Option Plan/Stock Grant Program:

As of October 31, 2010, there are 51,430 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $74,000 at October 31, 2010. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. This repurchase obligation is included in other long-term liabilities in the Company’s consolidated balance sheet at October 31, 2010.

The Company has a stock grant performance bonus program (the “Program”) to reward members of management for outstanding financial performance by the Company as defined in the Program. The Program provides that granted shares vest to the grantee one-third as of the date of issuance and one-third at each of the next two anniversary dates following the grant date.  The number of shares that may be granted under the Program are based on a percentage of the grantee’s salary ranging from 25% to 133%.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

22. Stockholders’ Equity (continued)

On an ongoing basis, the Board of Directors reviews and may revise the performance goals during the first quarter of a fiscal year, and at the end of that fiscal year, a determination is made as to the level of attainment of those established goals. The Board of Directors, in its sole discretion, may also grant the shares for special achievements that fall outside of the established performance goals. Additionally, the Board of Directors may in the future amend the Program to, among other things, increase or decrease the shares available to be granted under the Program, terminate the Program, or include additional participants in the Program.

Shares issued under the Program are subject to a right-of-first refusal by the Company during the first two years following issuance of such shares. The Company, upon request by the grantee, in its sole discretion, may repurchase from the grantee a number of shares granted that, when multiplied by the repurchase price will enable the grantee to pay the state and federal income tax liabilities associated with the compensation to the employee in connection with the grant. Alternatively, the Company, in its sole discretion, can make loans to the grantees in amounts sufficient to pay the income tax liabilities associated with the grants. Each loan is evidenced by a promissory note bearing interest at the mid-term applicable federal rate then in effect, with principal and accrued interest due and payable within 24 months from the date of the note. The notes are secured by delivery to the Company of a share certificate having a value equal to 120% of the amount of the loan.

In December 2008, 119,620 shares were issued to management under the Program for fiscal 2008 financial performance and related compensation expense was recognized in the amounts of $476,000, $446,000 and $498,000 for the years ended October 31, 2010, 2009 and 2008, respectively.

During January 2011, 22,965 shares were issued to management under the Program for fiscal 2010 financial performance resulting in total compensation expense of approximately $1,773,000, with $591,000 recognized in the year ended October 31, 2010 and the balance to be recognized equally over the next two years as the shares vest.

During fiscal year 2008, the Company adopted a compensation program for its Board of Directors providing for, among other things, stock-based compensation. In fiscal 2010, 13,140 shares were granted to the Board of Directors and the Company recognized $180,000 of expense in connection with these grants. In fiscal year 2009, 10,860 shares were granted to the Board of Directors and the Company recognized $168,000 of expense in connection with these grants. In fiscal year 2008, 7,740 shares were granted to the Board of Directors and the Company recognized $180,000 of expense in connection with these grants.

23. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2010, the Company has been allocated $1,293,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agriculture expenses. The Company received dividends of $154,000, $123,000 and $62,000 in fiscal years 2010, 2009 and 2008, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

24. Segment Information

During fiscal year 2010, the Company operated and tracked results in three reportable operating segments; agriculture, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agriculture segment includes farming and citrus packing operations. The rental operations segment includes housing and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense, income tax expense and assets, or specifically identify them to its operating segments.

Segment information for year ended October 31, 2010:

	Agriculture	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$47,034,000	$3,976,000	$3,274,000	$–	$54,284,000
Costs and expenses	31,457,000	2,173,000	4,416,000	10,694,000	48,740,000
Impairment charges	–	–	2,422,000	–	2,422,000
Loss on sale of assets	–	–	–	(1,000)	(1,000)
Operating income (loss)	$15,577,000	$1,803,000	$(3,564,000)	$(10,693,000)	$3,123,000

Segment information for year ended October 31, 2009:

	Agriculture	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$31,033,000	$3,766,000	$39,000	$–	$34,838,000
Costs and expenses	27,281,000	2,061,000	318,000	6,469,000	36,129,000
Impairment charges	–	–	6,203,000	–	6,203,000
Loss on sale of assets	–	–	–	10,000	10,000
Operating income (loss)	$3,752,000	$1,705,000	$(6,482,000)	$(6,479,000)	$(7,504,000)

Segment information for year ended October 31, 2008:

	Agriculture	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$49,794,000	$3,718,000	$–	$–	$53,512,000
Costs and expenses	34,805,000	2,236,000	991,000	8,929,000	46,324,000
Impairment charges	–	–	1,341,000	–	1,341,000
Loss on sale of assets	–	–	–	11,000	11,000
Operating income (loss)	$14,989,000	$1,482,000	$(2,332,000)	$(8,918,000)	$5,836,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

24. Segment Information (continued)

The following table sets forth revenues by category, by segment for fiscal years 2010, 2009 and 2008:

	Year Ended October 31,
	2010	2009	2008

Lemons	$28,195,000	$22,252,000	$40,290,000
Avocados	11,483,000	4,026,000	3,502,000
Navel oranges	3,504,000	1,933,000	2,412,000
Valencia oranges	571,000	688,000	663,000
Specialty citrus and other crops	3,281,000	2,134,000	2,927,000
Agriculture revenues	47,034,000	31,033,000	49,794,000

Rental operations	2,275,000	2,130,000	2,140,000
Leased land	1,501,000	1,427,000	1,410,000
Organic recycling	200,000	209,000	168,000
Rental operations revenues	3,976,000	3,766,000	3,718,000

Real estate sales	3,000,000	–	–
Real estate operations	274,000	39,000	–
Real estate revenues	3,274,000	39,000	–
Total revenues	$54,284,000	$34,838,000	$53,512,000

 25. Subsequent Events

During December 2010, the Company entered into an agreement to purchase and sell one of its leased properties as described in Note 21.

On December 14, 2010, the Company declared a $0.03125 per share dividend payable on January 14, 2011 in the aggregate amount of $352,000 to common shareholders of record on December 27, 2010.

On July 30, 2010, the Company provided written notice to Sunkist that it was terminating the Sunkist Growers, Inc. Commercial Packinghouse License Agreement dated as of October 1, 2008 (the “License Agreement”), effective November 1, 2010.  As such, commencing November 1, 2010, the Company began marketing and selling its lemons directly to its food service, wholesale and retail customers.

The Company has evaluated events subsequent to October 31, 2010, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting during the period covered by this Annual Report on Form 10-K or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 9B. Other Information

On January 25, 2011, the Company’s board of directors adopted Amended and Restated Bylaws of the Company, which we refer to as the AmendeFd and Restated Bylaws.  The Amended and Restated Bylaws were effective immediately upon adoption and modify the prior Company bylaws by: (i) updating information about the Company’s registered office in the State of Delaware; (ii) clarifying the advance notice procedures for stockholder nominations of directors and stockholder proposals; (iii) clarifying the timing of, and methods by which, notice for each annual and special meeting of the stockholders may be provided; (iv) providing for the appointment and duties of one or more inspectors of election in connection with any meeting of the stockholders; (v) clarifying the number of directors to be included in each of the Company’s three classes of directors when the total number of directors is not divisible by three; (vi) permitting regular meetings of the board of directors to be held by means of remote communication and at such time and place as determined by the board of directors; (vii) removing a provision that requires the chairman of the board of directors to be a member of all the standing committees of the board of directors; and (viii) making certain other ministerial changes.

The foregoing description of certain of the modifications to the Company’s bylaws is qualified in its entirety to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.10 hereto.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which we refer to as the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2010 and is incorporated herein by reference:

•	Information regarding our executive officers.

•	Information regarding our directors and the nomination process.

•	Information regarding our Audit Committee and designated “audit committee financial expert”.

•	Information regarding any changes to the procedures by which security holders may recommend nominees to the board of directors.

•	Information on our code of ethics for directors, officers and employees and our Corporate Governance Guidelines.

•	Information regarding Section 16(a) beneficial ownership reporting compliance.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant’s Fees and Services

Information required by this Item is incorporated herein by reference to the Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2010 and 2009
Consolidated Statements of Operations for the fiscal years ended October 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Index to Exhibits” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2011.

LIMONEIRA COMPANY
By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 26, 2011 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Alan M. Teague	Chairman of the Board of Directors
Alan M. Teague

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ John W. Blanchard	Director
John W. Blanchard

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Allan Pinkerton	Director
Allan Pinkerton

/s/ Keith W. Renken	Director
Keith W. Renken

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.2
Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990  (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.3
Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994  (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.4
Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997  (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.5
Amended Certificate of Designation, Preferences and Rights or $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997  (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.6
Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997  (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.7
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003  (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.8
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006  (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.9
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010  (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.10*	Amended and restated bylaws of Limoneira Company

3.11
Amendment of Bylaws of Limoneira Company, effective as of December 15, 2009  (Incorporated by reference to exhibit 3.11 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

4.1
Specimen Certificate representing shares of Common Stock, par value $0.01 per share  (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

4.2
Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent  (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.1
Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Management Services (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed  August 25, 2010)

Exhibit No.	Description

10.2
Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Management Services (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed  August 25, 2010)

10.3
Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended  (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.4
Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.5
Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.6
Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company  (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.7
Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.8
Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A.  (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.9
Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A.  (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.10
Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association)  (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

10.11
Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company  (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.12
Form of Master Loan Agreement dated as of May 27, 2010 and established as of May 7, 2010, among Farm Credit West, PCA, Windfall Investors, LLC and Limoneira Company  (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2010)

10.13
Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, PCA, Windfall, LLC and Limoneira Company  (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.14
Form of Promissory Note and Supplement to Master Loan Agreement dated as of May 27, 2010 and established as of May 7, 2010, among Farm Credit West, PCA, and Windfall Investors, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2010)

10.15	Limoneira Company 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

Exhibit No.	Description

10.16*	Limoneira Company Management Incentive Plan 2009-2010

10.17	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010.)

10.18
First Amendment to Lease and Option Agreement dated January 1, 1992, by and between Phila M. Caldwell and Gordon B. Crary, Jr., as Trustees of the Caldwell Survivor’s Trust UTA Dated 9/29/86 (T.I.N. 95-6915674), and the Caldwell Marital Trust UTA Dated 9/29/86 (T.I.N. 95-6915674) and the Santa Paula Land Company, Inc. (Incorporated by reference to exhibit 10.17 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.19
Lease and Option Agreement dated January 1, 1992, by and between Phila M. Caldwell and Gordon B. Crary, Jr., as Trustees of the Caldwell Survivor’s Trust UTA Dated 9/29/86, and the Caldwell Marital Trust UTA Dated 9/29/86 and the Santa Paula Land Company, Inc. (Incorporated by reference to exhibit 10.18 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.20
Guaranty of Lease dated July 30, 1992 by Limoneira Company (Incorporated by reference to exhibit 10.19 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.21
Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company   (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.22
Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County  (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

21.1	Subsidiaries of Limoneira Company (Incorporated by reference to exhibit 21.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)
31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith