Form 10-Q
period 2011-01-31
Limoneira CO
filed 2011-03-14
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

As of February 28, 2011, there were 11,236,934 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements.  Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.  The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company and Subsidiaries

Consolidated Balance Sheets (unaudited)

	January 31, 2011	October 31, 2010
Assets
Current assets:
Cash	$24,000	$262,000
Accounts receivable, net	3,447,000	3,393,000
Notes receivable – related parties	9,000	33,000
Notes receivable	156,000	161,000
Cultural costs	646,000	1,059,000
Prepaid expenses and other current assets	1,805,000	1,244,000
Income taxes receivable	2,953,000	1,241,000
Total current assets	9,040,000	7,393,000
Property, plant, and equipment, net	53,137,000	53,283,000
Real estate development	69,372,000	68,412,000
Equity in investments	8,853,000	9,057,000
Investment in Calavo Growers, Inc.	15,348,000	14,564,000
Notes receivable – related parties	91,000	60,000
Notes receivable	2,177,000	2,154,000
Other assets	4,623,000	4,515,000
Total assets	$162,641,000	$159,438,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,885,000	$2,031,000
Growers payable	1,127,000	871,000
Accrued liabilities	2,416,000	2,810,000
Current portion of long-term debt	632,000	626,000
Total current liabilities	6,060,000	6,338,000
Long-term liabilities:
Long-term debt, less current portion	92,374,000	85,312,000
Deferred income taxes	8,908,000	8,444,000
Other long-term liabilities	6,614,000	7,248,000
Total long-term liabilities	107,896,000	101,004,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at January 31, 2011 and October 31, 2010) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at January 31, 2011 and October 31, 2010)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,229,168 and 11,194,460 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively)	112,000	112,000
Additional paid-in capital	34,368,000	34,735,000
Retained earnings	11,301,000	15,044,000
Accumulated other comprehensive loss	(96,000)	(795,000)
Total stockholders’ equity	48,685,000	52,096,000
Total liabilities and stockholders’ equity	$162,641,000	$159,438,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2011	2010
Revenues:
Agriculture	$4,875,000	$5,272,000
Rental	970,000	955,000
Real estate development	56,000	135,000
Total revenues	5,901,000	6,362,000
Costs and expenses:
Agriculture	7,638,000	6,824,000
Rental	560,000	507,000
Real estate development	290,000	327,000
Selling, general and administrative	2,950,000	3,485,000
Total costs and expenses	11,438,000	11,143,000
Operating loss	(5,537,000)	(4,781,000)
Other income (expense):
Interest expense	(354,000)	(428,000)
Interest income related to derivative instruments	477,000	-
Interest income	29,000	29,000
Other income, net	337,000	355,000
Total other income (expense)	489,000	(44,000)

Loss before income tax benefit and equity in earnings (losses) of investments	(5,048,000)	(4,825,000)
Income tax benefit	1,712,000	1,709,000
Equity in earnings (losses) of investments	9,000	(16,000)
Net loss	(3,327,000)	(3,132,000)
Preferred dividends	(66,000)	(66,000)
Net loss applicable to common stock	$(3,393,000)	$(3,198,000)

Basic net loss per common share	$(0.30)	$(0.28)

Diluted net loss per common share	$(0.30)	$(0.28)

Dividends per common share	$0.03	$0.03

Weighted-average common shares outstanding-basic	11,199,000	11,246,000
Weighted-average common shares outstanding-diluted	11,199,000	11,246,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Comprehensive Loss (unaudited)
	Three months ended January 31,
	2011	2010

Net loss	$(3,327,000)	$(3,132,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	135,000	101,000
Unrealized holding gains (losses) of security available-for-sale	471,000	(469,000)
Unrealized gains (losses) from derivative instruments	93,000	(14,000)
Total other comprehensive income (loss), net of tax	699,000	(382,000)
Comprehensive loss	$(2,628,000)	$(3,514,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
	Three months ended January 31,
	2011	2010
Operating activities
Net loss	$(3,327,000)	$(3,132,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,000	587,000
Stock compensation expense	402,000	162,000
Expense related to Officers notes receivable forgiveness	-	687,000
Equity in (earnings) losses of investments	(9,000)	16,000
Amortization of deferred financing costs	-	7,000
Non-cash interest income on derivative instruments	(477,000)	-
Accrued interest on note receivable	(23,000)	(23,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(830,000)	(2,287,000)
Cultural costs	413,000	296,000
Prepaid and other current assets	(461,000)	(327,000)
Income taxes receivable	(1,712,000)	(1,709,000)
Other assets	(91,000)	(37,000)
Accounts payable and growers payable	12,000	510,000
Accrued liabilities	(444,000)	(116,000)
Other long-term liabilities	226,000	(152,000)
Net cash used in operating activities	(5,753,000)	(5,518,000)

Investing activities
Capital expenditures	(1,230,000)	(1,304,000)
Cash distributions from equity investments	257,000	-
Equity investment contributions	(44,000)	(17,000)
Investments in water companies	(120,000)	(95,000)
Other	-	(7,000)
Net cash used in investing activities	(1,137,000)	(1,423,000)

Financing activities
Borrowings of long-term debt	9,392,000	8,494,000
Repayments of long-term debt	(2,324,000)	(1,739,000)
Dividends paid – Common	(350,000)	(352,000)
Dividends paid – Preferred	(66,000)	(66,000)
Net cash provided by financing activities	6,652,000	6,337,000
Net decrease in cash	(238,000)	(604,000)
Cash at beginning of period	262,000	607,000
Cash at end of period	$24,000	$3,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$947,000	$1,077,000
Cash paid during the period for income taxes, net of (refunds) received	$-	$623,000
Non-cash investing and financing activities:
Unrealized holding (gain) loss on Calavo investment	$(784,000)	$725,000
Exchange of stock on Officers’ loan forgiveness	-	$1,228,000
Capital expenditures accrued but not paid at period-end	$148,000	$105,000
Accrued interest on note receivable	$23,000	$23,000

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

The fair value of non-cash assets acquired and liabilities assumed at the date of the acquisition is summarized in Note 3.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Financial Statements (unaudited)
Preface

The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results may differ from these estimates.

The unaudited interim consolidated financial statements for the three months ended January 31, 2011 and 2010 and balance sheet as of January 31, 2011 included herein have not been audited by an independent registered public accounting firm, but in management’s  opinion, all adjustments (consisting of  normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2011 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the operating results expected for the full fiscal year. The consolidated balance sheet at October 31, 2010 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

 The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the October 31, 2010 consolidated financial statements and notes thereto included in the Company’s Form 10-K.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing lemons, and housing rentals and other real estate operations. The Company is also engaged in real estate development.

Prior to November 1, 2010, most of the Company’s citrus production had been marketed and sold under the Sunkist brand primarily through Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinated the sales and marketing of the Company’s citrus products which are processed through the Company’s and other third-party packinghouses. Commencing November 1, 2010 the Company began marketing and selling its lemons directly to its foodservice, wholesale and retail customers throughout North America, Asia and certain other international markets. The Company continues to sell certain of its other citrus products to Sunkist.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim condensed financial statements represent the consolidated balance sheets, consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 8 10, Consolidations, in its consolidation process.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2009-17, Consolidations (Topic 810).

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 was effective for the Company’s fiscal year beginning November 1, 2010 and as a result, the Company analyzed its variable interest in H.M. East Ridge, LLC (“East Ridge”). The Company determined that East Ridge is a VIE, but because the Company is not the primary beneficiary it is not required to consolidate East Ridge in its financial statements.

Recent Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2010-20, Receivables (Topic310).

This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses.  The ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in an entity’s portfolio of receivables, how the risk is analyzed in arriving at an allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU was issued July 2010 and is effective for interim and annual reporting periods on or after December 15, 2010.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2011 presentation. Reclassifications to the Consolidated Balance Sheet as of October 31, 2010 were comprised of $161,000 of current assets of discontinued operations to notes receivable and $253,000 of non-current assets of discontinued operations to deferred income taxes. A reclassification to the Consolidated Statement of Operations for three months ended January 31, 2010 was $69,000 of agriculture costs to selling, general and administrative expenses.

3. Business Combination

In September 2005, the Company, along with Windfall, LLC (“Windfall”), formed a partnership, Windfall Investors, LLC (“Windfall Investors”). Windfall Investors purchased a 724-acre ranch in Creston, California (“Windfall Farms”) for $12,000,000 with the proceeds from loans provided by Farm Credit West (“FCW”). The Company and Windfall each made initial capital contributions to Windfall Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively.

Prior to November 15, 2009, the Company had a variable interest in Windfall Investors (which was deemed to be a VIE). However, the Company was not required to consolidate Windfall Investors since the Company was not the primary beneficiary of Windfall Investors due to the Company not being required to absorb a majority of Windfall Investor’s expected losses or receive a majority of Windfall Investor’s expected residual returns. The Company accounted for its 15% ownership interest in Windfall Investors as an equity method investment since the Company had significant influence, but less than a controlling interest in Windfall Investors. The Company was also required to record a negative equity method investment balance (which was subsequently reclassified to other-long term liabilities) for Windfall Investors since the Company had previously guaranteed Windfall Investor’s outstanding indebtedness under its Term Loan and Revolving Line of Credit.

On November 15, 2009, the Company and Windfall entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Windfall Investors. In conjunction with obtaining Windfall’s 85% interest in Windfall Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Windfall Investors and any secured and unsecured financing for Windfall Investors. The Company has accounted for its acquisition of Windfall’s 85% interest in Windfall Investors as a business combination under FASB ASC 805, “Business Combinations”.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The Company re-measured its previously held non-controlling equity interest in Windfall Investors to fair value on the November 15, 2009 acquisition date of Windfall Investors. The Company calculated that its acquisition date fair value of its previous equity interest in Windfall Investors was approximately $1,700,000. The Company did not recognize any gain or loss as a result of re-measuring the fair value equity interest held in Windfall Investors just prior to the business combination as the fair value approximated the carrying value of the non-controlling interest previously accounted for under the equity method of accounting.

4. Fair Value Measurements

Under the FASB ASC 820, “Fair Value Measurement and Disclosures”, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)
4. Fair Value Measurements (continued)

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2011, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$15,348,000	$–	$–	$15,348,000
Liabilities at fair value:
Derivatives	$–	$2,819,000	$–	$2,819,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2011 and October 31, 2010 was $23.08 and $21.90 per share, respectively.

Derivatives consist of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs (see Note 10).

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2011 and October 31, 2010 the allowances totaled $228,000 and $122,000, respectively.

The Company’s primary concentrations of credit risk at January 31, 2011 consist of $492,000 due from Sunkist for lemon juice products and $454,000 due from a third-party packinghouse for specialty crops. The Company sells all of its avocado production to Calavo.

6. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2011	October 31, 2010
East Areas 1 and 2:
Land and land development costs	$41,076,000	$40,401,000
Templeton Santa Barbara, LLC:
Land and land development costs	10,318,000	10,318,000
Windfall Investors, LLC:
Land and land development costs	17,978,000	17,693,000
Total included in real estate development assets	$69,372,000	$68,412,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended January 31, 2011 and January 31, 2010, the Company capitalized $675,000 and $510,000, respectively, of costs related to these real estate projects. Additionally, in relation to these projects, the Company incurred expenses of $15,000 and $9,000 in the three months ended January 31, 2011 and 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The net carrying values, inclusive of impairment charges, at January 31, 2011 and October 31, 2010 of Centennial, Pacific Crest and Sevilla were $2,694,000, $3,136,000 and $4,488,000, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made a $44,000 cash contribution to East Ridge in December 2010 for property taxes. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s January 31, 2011 and October 31, 2010 consolidated balance sheets.

Windfall Investors LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development assets.  The Company capitalized $285,000 and $69,000 of costs related to its real estate development of Windfall Farms during the three months ended January 31, 2011 and 2010, respectively. Additionally, in relation to this project, the Company incurred net expenses of $235,000 and $393,000 during the three months ended January 31, 2011 and 2010, respectively.

The Company is currently marketing for sale certain parcels of the 724 acres of Windfall Ranch, but continues to classify the project as real estate development because certain of the criteria required to be classified as available-for-sale have not been met.

7. Investment in Calavo Growers, Inc.

In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo’s common stock for $10,000,000 and Calavo purchased 1,728,570 shares, or approximately 15.1%, of the Company’s common stock for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. The Company has classified its marketable securities investment as available-for-sale.

The changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company.  In the three months ended January 31, 2011, the Company recorded a total unrealized holding gain of $784,000 due to the increase in the market value of the Company’s remaining 665,000 shares of Calavo common stock at January 31, 2011. In the three months ended January 31, 2010, the Company recorded a total unrealized holding loss of $725,000 due to the decrease in the market value of the Company’s remaining 665,000 shares of Calavo common stock at January 31, 2010.

8. Notes Receivable – Related Parties

In connection with Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from employees of $100,000 and $93,000 at January 31, 2011 and October 31, 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2011	October 31, 2010
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at January 31, 2011 and October 31, 2010. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.26% at January 31, 2011 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$63,634,000	$56,952,000

Farm Credit West term loan secured by property with a net book value of $11,647,000 at January 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at January 31, 2011. The loan is payable in quarterly installments through November 2022.	6,547,000	6,658,000

Farm Credit West term loan secured by property with a net book value of $11,647,000 at January 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at January 31, 2011. The loan is payable in monthly installments through May 2032.	915,000	922,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,820,000 at January 31, 2011 and $3,814,000 at October 31, 2010. The interest rate is variable and was 3.50% at January 31, 2011. Interest is payable monthly and the principal is due in full in May 2013.	12,797,000	12,257,000

Farm Credit West term loan secured by property with a net book value of $17,978,000 at January 31, 2011 and $17,693,000 at October 31, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,113,000	9,149,000

Subtotal	93,006,000	85,938,000
Less current portion	632,000	626,000
Total long-term debt, less current portion	$92,374,000	$85,312,000

In November 2009, the Company assumed the long-term debt of Windfall Investors with the acquisition of the business (see Note 3). The debt is held by Farm Credit West and consists of a secured long-term loan with an original principal balance of $9,750,000 and a revolving line of credit of $10,500,000. At the time of the acquisition, there was a total of $19,289,000 outstanding under the term loan and the revolving line of credit. The due date for the revolving line of credit was originally November 2009 and was extended until June 2010. In May 2010, the Company refinanced the outstanding line of credit balance of $10,500,000 plus accrued interest on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West that expires in May 2013. The Company incurred $21,000 of costs to Farm Credit West for this refinancing. Such costs were capitalized and are being amortized using the straight-line method over the term of the credit agreement.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)
10. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	January 31, 2011	October 31, 2010	January 31, 2011	October 31, 2010
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$42,000,000	$2,819,000	$3,450,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 3.63%, which is 62 basis points lower than the original pay-fixed rate. The receive floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the cancellation or amendment of these interest rate swaps.  These interest rate swaps previously qualified as cash flow hedges, and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000.  The accumulated other comprehensive loss balance is being amortized and included in interest expense over the remaining period of the original swap agreements. Amortization for the three months ended January 31, 2011 was $154,000. The remaining accumulated other comprehensive balance is $1,309,000, net of amortization of $706,000 at January 31, 2011.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting. Therefore, mark to market adjustments to the underlying fair value net liability is being recognized in earnings and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. The  mark to market adjustments recognized by the Company during the three months ended January 31, 2011 resulted in non-cash interest income of $631,000.

11. Basic Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. Outstanding grants of 7,983 shares and zero shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2011 and 2010, respectively, because such stock grants were anti-dilutive. The Series B convertible preferred shares are anti-dilutive for the three month periods ended January 31, 2011 and January 31, 2010.

12. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $121,000 and $122,000 of rental income from employees in the three months ended January 31, 2011 and 2010, respectively. There were no rental payments due from employees at January 31, 2011 and October 31, 2010.

The Company’s has representation on the Boards of Directors of the mutual water companies in which the Company has investments. The Company purchased water and water delivery services from the mutual water companies, in aggregate, of $316,000 and $267,000 in the three months ended January 31, 2011 and 2010, respectively. Water payments due to the mutual water companies were, in aggregate, $25,000 and $49,000 at January 31, 2010 and October 31, 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Related-Party Transactions (continued)

The Company has invested $300,000 in the career of Charlie Kimball, a Formula 1 racing driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal year 2010, whereby $200,000 of the total $300,000 of investment is to be repaid no later than August 2011 and is included in prepaid expenses and other current assets at October 31, 2010. Included in other assets in the Company’s consolidated balance sheets is the long-term investment of $100,000 at October 31, 2010. The Company exercised its repayment option in January 2011 whereby the remaining $100,000 of the investment is to be repaid no later than January 2012. This balance is included in the prepaid expense and other current assets at January 31, 2011.

The Company has a presence on the Board of Directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $363,000 and $350,000 from the association in the three months ended January 31, 2011 and 2010, respectively. Payments due to the association were $77,000 and $69,000 at January 31, 2011 and October 31, 2010, respectively.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of zero and $115,000 during the three months ended January 31, 2011 and 2010, respectively. Payments due to the general contractor were zero and $62,000 at January 31, 2011 and October 31, 2010, respectively.

In the three months ended January 31, 2011 and 2010, the Company recorded dividend income of $366,000 and $333,000, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had no significant sales of avocados to Calavo for the three months ended January 31, 2011 and $225,000 of avocado sales for the three months ended January 31, 2010. Such amounts are included in agriculture revenues in the Company’s consolidated statements of operations. Additionally, the Company leases office space to Calavo and received rental income of $60,000 and $57,000 in the three months ended January 31, 2011 and 2010, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

13. Income Taxes

The Company’s projected annual effective tax rate for fiscal 2011 is approximately 34.0%. As such, the 34.0% effective tax rate, after certain discrete items, was utilized by the Company for the first quarter of fiscal year 2011 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the three month period ended January 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2011.

14. Retirement Plans

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $300,000 during the three months ended January 31, 2011 and 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Retirement Plans (continued)

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended January 31 were as follows:

	2011	2010

Service cost	$37,000	$37,000
Interest cost	213,000	210,000
Expected return on plan assets	(248,000)	(255,000)
Recognized actuarial loss	224,000	156,000
Net periodic pension cost	$226,000	$148,000

15. Stock-based Compensation

As of January 31, 2011, there are 51,430 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $70,000 at January 31, 2011. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. This repurchase obligation of $70,000 and $74,000 is included in other long-term liabilities in the Company’s consolidated balance sheet at January 31, 2011 and October 31, 2010, respectively.

In connection with the Company’s stock-based compensation plans, $1,519,000 of notes receivable from three officers of the Company were recorded in “current notes receivable – related parties” in the Company’s consolidated balance sheet at October 31, 2009. In December 2009, the officers’ notes receivable and accrued interest were reduced by $1,020,000 through the exchange of 6,756 shares of Company stock with a fair market value of $150.98 per share (at the date of the exchange) that were held by the officers of the Company.  The remaining officers’ notes receivable and accrued interest of $687,000 was forgiven by the Company resulting in compensation expense recorded in the three months ended January 31, 2010.  The Company also recorded compensation expense of $603,000 during the three months ended January 31, 2010 representing additional compensation paid by the Company to the officers relating to the officers’ payroll taxes on the notes receivable forgiveness.

In December 2009, the Company issued new notes to the officers totaling $208,000 in connection with payments made by the Company on behalf of the officers for payroll taxes associated with the vesting of shares under the Company’s stock-based compensation plans. The $208,000 note receivable balance was subsequently reduced to zero through the exchange of 1,400 shares of Company stock with a fair market value of approximately $149.00 per share (at the date of the exchange) that were held by the officers of the Company.

In December 2010, members of management exchanged 17,709 shares of Company stock with a fair market value of $27.76 per share (at the date of the exchange) for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

In January 2011, 62,287 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2010 financial performance. Management exchanged 9,871 shares with a fair market value of $28.40 per share (at the date of the exchange) for the payment of payroll taxes. This resulted in total compensation expense of approximately $1,773,000, with $591,000 recognized in the year ended October 31, 2010 and the balance to be recognized equally over the next two years as the shares vest. The Company recognized $226,000 and $117,000 of stock-based compensation to management during the three months ended January 31, 2011 and 2010, respectively.

In January 2011, 7,983 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans for fiscal year 2011 compensation, resulting in compensation expense of $180,000. The Company recognized $45,000 of director stock-based compensation during the three months ended January 31, 2010.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Segment Information

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

Segment information for the three months ended January 31, 2011:

	Agriculture	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$4,875,000	$970,000	$56,000	$–	$5,901 ,000
Costs and expenses	7,638,000	560,000	290,000	2,950,000	11,438,000
Operating income (loss)	$(2,763,000)	$410,000	$(234,000)	$(2,950,000)	$(5,537,000)

Segment information for the three months ended January 31, 2010:

	Agriculture	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$5,272,000	$955,000	$135,000	$–	$6,362,000
Costs and expenses	6,824,000	507,000	327,000	3,485,000	11,143,000
Operating income (loss)	$(1,552,000)	$448,000	$(192,000)	$(3,485,000)	$(4,781,000)

The following table sets forth revenues by category, by segment for the three months ended:

	January 31, 2011	January 31, 2010

Lemons	$3,091,000	$3,389,000
Avocados	6,000	225,000
Navel and Valencia oranges	944,000	726,000
Specialty citrus and other crops	834,000	932,000
Agriculture revenues	4,875,000	5,272,000

Rental operations	550,000	530,000
Leased land	375,000	381,000
Organic recycling	45,000	44,000
Rental operations revenues	970,000	955,000

Real estate development revenues	56,000	135,000
Total revenues	$5,901,000	$6,362,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Subsequent Events

On February 3, 2011, the Company closed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was approximately $1,331,000, net of the $6,510,000 purchase price, $1,446,000 remaining capitalized in leasehold improvements and $713,000 of selling and transaction costs. The net cash realized from the transaction was approximately $2,777,000.

The Company has entered into a lemon packing, marketing and sales agreement with the purchaser, for which it will earn fees for packing, marketing and sales of lemons produced on the property and another contiguous property owned by the purchaser. The sale of the property will result in a reduction in lemon and avocado production and related agriculture revenues, agriculture costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively. The reduction in agriculture revenues and operating income as a result of the sale of the Rancho Refugio/Caldwell Ranch will be partially off-set by fees from the lemon packing, marketing and sales agreement with the purchaser.

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  We are an agriculture and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 6,850 acres of land, water resources and other assets to maximize long-term shareholder value.  Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers.  According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare counties in California, which plantings consist of approximately 1,750 acres of lemons, 1,250 acres of avocados, 1,060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the  adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

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

Business Segment Summary

We have three business segments: agriculture, rental operations and real estate development. Our agriculture segment currently generates the majority of our revenue from its farming and lemon packing operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations and our real estate development segment generates revenue from the sale of real estate development projects.  From a general view, we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities.  As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Agriculture

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agriculture segment is the largest of our three segments, representing approximately 87%, 89% and 93% of our fiscal year 2010, 2009 and 2008 consolidated revenues, respectively.  Prior to November 1, 2010, our lemons were primarily marketed by Sunkist, with a vast majority of our domestic lemon and specialty citrus orders processed through the Sunkist network.  On November 1, 2010, the Company began marketing and selling its lemons directly to its foodservice, wholesale and retail customers throughout North America, Asia and certain other international markets.   Our other citrus products continue to be processed through Sunkist.   During the three months ended January 31, 2011, total lemon sales of approximately $3.1 million were comprised of approximately $1.9 million (61.3%) in domestic sales, $0.9 million (29.0%) in sales to domestic exporters and 0.3 million (9.7%) in international sales.

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

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season.  We believe we have a competitive advantage by maintaining our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed.  As a result, cost per carton is a function of fruit throughput.  While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from other growers.  Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from other growers if we determine their lemons are of good quality.

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

Rental Operations

Our rental operations segment represented approximately 7%, 11% and 7% of our fiscal year 2010, 2009 and 2008 consolidated revenues, respectively.  Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base.  In addition, our leased land business provides us with a typically profitable diversification.  Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 6% of our fiscal year 2010 consolidated revenues and did not generate any significant revenues in fiscal year 2009 or 2008.  We recognize that long-term strategies are required for successful real estate development activities.  We plan to redeploy any financial gains into other income producing real estate as well as additional agricultural properties.

Recent Developments

On November 1, 2010, the Company began marketing and selling its lemons directly to its foodservice, wholesale and retail customers throughout North America, Asia and certain other international markets.

On February 3, 2011, the Company closed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was approximately $1,331,000, net of the $6,510,000 purchase price, $1,446,000 remaining capitalized in leasehold improvements and $713,000 of selling and transaction costs. The net cash realized from the transaction was approximately $2,777,000.

The Company has entered into a lemon packing, marketing and sales agreement with the purchaser, for which it will earn fees for packing, marketing and sales of lemons produced on the property and another contiguous property owned by the purchaser. The sale of the property will result in a reduction in lemon and avocado production and related agriculture revenues, agriculture costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively. The reduction in agriculture revenues and operating income as a result of the sale of the Rancho Refugio/Caldwell Ranch will be partially off-set by fees from the lemon packing, marketing and sales agreement with the purchaser.

Results of Operations

The following table shows the results of operations for the three months ended January 31, 2011 and 2010:

	2011	2010
Revenues:
Agriculture	$4,875,000	$5,272,000
Rental	970,000	955,000
Real estate development	56,000	135,000
Total revenues	5,901,000	6,362,000
Costs and expenses:
Agriculture	7,638,000	6,824,000
Rental	560,000	507,000
Real estate development	290,000	327,000
Selling, general and administrative	2,950,000	3,485,000
Total costs and expenses	11,438,000	11,143,000
Operating income (loss):
Agriculture	(2,763,000)	(1,552,000)
Rental	410,000	448,000
Real estate development	(234,000)	(192,000)
Selling, general and administrative	(2,950,000)	(3,485,000)
Operating loss	(5,537,000)	(4,781,000)
Other income (expense):
Interest expense	(354,000)	(428,000)
Interest income related to derivative instruments	477,000	-
Interest income and other	366,000	384,000
Total other income (expense)	489,000	(44,000)
Income tax benefit	1,712,000	1,709,000
Equity in earnings (losses) of investments	9,000	(16,000)
Net loss	$(3,327,000)	$(3,132,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate the Company’s results of operations between periods on a more comparable basis.  Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies.  EBITDA and adjusted EBITDA are summarized and reconciled to net loss which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Three months ended January 31,
	2011	2010
Net loss	$(3,327,000)	$(3,132,000)
Total interest (income) expense	(123,000)	428,000
Income taxes	(1,712,000)	(1,709,000)
Depreciation and amortization	567,000	587,000
EBITDA	(4,595,000)	(3,826,000)
Impairments of real estate development assets	-	-
Adjusted EBITDA	$(4,595,000)	$(3,826,000)

First Quarter Fiscal Year 2011 Compared to First Quarter Fiscal Year 2010

Revenues

Total revenue for the first quarter of fiscal year 2011 was $5.9 million compared to $6.4 million for the first quarter of fiscal year 2010. The 8% decrease of $0.5 million was primarily the result of decreased agricultural and real estate revenue, as detailed below:

•
Lemon revenue for the first quarter of fiscal year 2011 was $3.1 million compared to $3.4 million for the first quarter of fiscal year 2010. The 9% decrease of $0.3 million was a result of less volume sold at lower lemon prices in the marketplace. During the fiscal year 2011 and fiscal year 2010 first quarters, 175,000 and 187,000 cartons of lemons were sold at an average per carton price of $17.71 and $18.18, respectively.

•
There was no significant avocado revenue for the first quarter of fiscal year 2011 compared to $0.2 million for the first quarter of fiscal year 2010. The $0.2 million decrease was primarily due to decreased production in fiscal year 2011. The California avocado crop typically experience alternating years of high and low production due to plant physiology. No significant amount of avocados were sold in the first quarter of fiscal year 2011 compared to 0.4 million pounds of avocados sold at an average per pound price of $0.50 in the first quarter of fiscal year 2010.

•
Navel and Valencia orange revenues for the first quarter of fiscal year 2011 were $0.9 million compared to $0.7 million in the first quarter of fiscal year 2010. This 22% increase in the first quarter in fiscal year 2011 was primarily attributable to a higher volume of production partially offset by lower prices compared to the same period in fiscal year 2010.

•
Higher volumes were offset by lower prices for specialty crops in the first quarter of fiscal year 2011 and contributed to an 11% decrease of $0.1 million in our specialty citrus and other crop revenues compared to the first quarter of fiscal year 2010.

•
There was no significant real estate revenue for the first quarter of fiscal year 2011 compared to $0.1 million for the first quarter of fiscal year 2010. The $0.1 million of revenue in the first quarter of fiscal year 2010 was related to incidental equestrian operations after the November 2009 acquisition of Windfall Investors. There were no such revenues in the first quarter of fiscal year 2011.

Costs and Expenses

Our total costs and expenses for the first quarter of fiscal year 2011 were $11.4 million compared to $11.1 million for the first quarter of fiscal year 2010, for a 3% increase of $0.3 million. Of this increase, $0.8 million was attributable to increases in our agriculture costs and $0.1 million was attributable to increases in rental operations costs. These increases were partially offset by a $0.5 million decrease in selling, general and administrative expenses.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third party growers, and depreciation expense.  These costs are discussed further below:

•
Packing costs during the first quarter of fiscal year 2011 were $1.8 million compared to $1.2 million in the first quarter of fiscal year 2010. This 38% increase of $0.6 million is primarily attributable to the transition costs associated with our decision to directly market and sell lemons processed in our packinghouse. On an annual basis, such costs for fiscal year 2011 are estimated to be similar to fiscal year 2010.

•
Harvest costs for the first quarter of fiscal year 2011 were $1.1 million compared to $0.6 million for the first quarter of fiscal year 2010. This 83% increase of $0.5 million resulted from higher production of Navel oranges, Valencia oranges and specialty citrus in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

•
Costs related to the lemons we process and sell for third-party growers were $1.7 million in the first quarter of fiscal year 2011 compared to $2.0 million in the first quarter of fiscal year 2010. The 15% decrease of $0.3 million was attributable to lower sales prices per carton, which directly correlates to amounts expensed and paid to third-party growers.

Rental operations expenses were $0.1 million higher in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 due to higher repair and maintenance costs on our residential rental units.

Selling, general and administrative expenses for the three months ended January 31, 2011 were $3.0 million compared to $3.5 million for the three months ended January 31, 2010. This 14% decrease of $0.5 million was primarily attributable to the following:

•
We incurred a $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers in the first quarter of fiscal year 2010. There was no such charge in the first quarter of fiscal year 2011.

•
The $1.3 million charge noted above was partially offset by the following: $0.2 million of additional labor and benefits due to an increase in salaries and personnel associated with being a publicly traded company, $0.1 million increase in selling expenses due to our decision to market and sell lemons directly, and a $0.2 million increase in stock grant expenses due to vesting of the 2010 stock grant.

Other Income/Expense

Other income (expense) for the first quarter of fiscal year 2011 was $0.5 million of income compared to $44,000 of expense for the first quarter of fiscal year 2010. The $0.5 million increase in net other income is primarily due to $0.5 million of fair value adjustments on our interest rate swap.

Income Taxes

The Company recorded an estimated income tax benefit of $1.7 million in the first quarter of fiscal year 2011 on pre-tax losses of $5.0 million compared to an estimated income tax benefit of $1.7 million on pre-tax losses of $4.8 million in the first quarter of fiscal year 2010.

Our estimated effective tax rate is 34.0% after certain discrete items, for the first quarter of fiscal year 2011 compared to an estimated effective rate of 35.3% for the first quarter of fiscal year 2010. The primary reason for this decrease in the estimated effective tax rate is due to an increase in the allowable domestic production deduction in fiscal year 2011 over fiscal year 2010.

Segment Results of Operations

We evaluate the performance of our agriculture business, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources.  The following table shows the segment results of operations for the three months ended January 31, 2010 and 2011:

	2011		2010
	$	%	$	%
Revenues:
Agriculture	$4,875,000	83%	$5,272,000	83%
Rental operations	970,000	16%	955,000	15%
Real estate development	56,000	1%	135,000	2%
Total revenues	5,901,000	100%	6,362,000	100%
Costs and expenses:
Agriculture	7,638,000	67%	6,824,000	61%
Rental operations	560,000	5%	507,000	5%
Real estate development	290,000	2%	327,000	3%
Corporate and other	2,950,000	26%	3,485,000	31%
Total costs and expenses	11,438,000	100%	11,143,000	100%
Operating income (loss):
Agriculture	(2,763,000)		(1,552,000)
Rental operations	410,000		448,000
Real estate development	(234,000)		(192,000)
Corporate and other	(2,950,000)		(3,485,000)
Total operating loss	$(5,537,000)		$(4,781,000)

First Quarter of Fiscal Year 2011 Compared to the First Quarter of Fiscal Year 2010

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agriculture

For the first quarter of fiscal 2011 our agriculture segment revenue was $4.9 million compared to $5.3 million for the first quarter of fiscal year 2010. The 8% decrease of $0.4 million reflected lower revenue in certain varieties of our crops for the fiscal 2011 first quarter compared to the fiscal year 2010 first quarter.  The decrease in agriculture revenue primarily consists of the following:

•	Lemon revenue for the first quarter of fiscal year 2011 was $0.3 million lower than the first quarter of fiscal year 2010.

•	Avocado revenue for the first quarter of fiscal year 2011 was $0.2 million lower than the first quarter of fiscal year 2010.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2011 was $0.2 million higher than the first quarter of fiscal year 2010.

•	Specialty citrus and other crop revenue for the first quarter of fiscal year 2011 was $0.1 million lower than the first quarter of fiscal year 2010.

Costs associated with our agriculture business include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For the first quarter of fiscal year 2011, our agriculture costs and expenses were $7.6 million compared to $6.8 million for the first quarter of fiscal year 2010. The 12% increase of $0.8 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2011 were $0.6 million higher than the first quarter of fiscal year 2010.

•	Harvest costs for the first quarter of fiscal year 2011 were $0.5 million higher than the first quarter of fiscal year 2010.

•	Costs related to the lemons we process and sell for third-party growers for the first quarter of fiscal year 2011 were $0.3 million lower than the first quarter of fiscal year 2010.

•	Growing costs were similar quarter to quarter at approximately $2.6 million.

•	Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations had revenues of $1.0 million in the first quarters of fiscal years 2011 and 2010.  All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Expenses in our rental operations segment were $0.1 million higher in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010 due to increased repairs and maintenance costs for our residential rental facilities. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarter of fiscal year 2011 compared to $0.1 million in the first quarter of fiscal year 2010.

Costs and expenses in our real estate development segment were similar quarter to quarter at approximately $0.3 million.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the first quarter of fiscal year 2011 were $0.5 million lower than the first quarter of fiscal year 2010. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Seasonal Operations

Historically, our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agricultural business tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended January 31,
	2011	2010
Revenues:
Agriculture	$46,637,000	$32,300,000
Rental	3,991,000	3,810,000
Real estate development	3,195,000	174,000
Total revenues	53,823,000	36,284,000
Costs and expenses:
Agriculture	31,950,000	27,289,000
Rental	2,226,000	1,988,000
Real estate development	4,379,000	562,000
Impairments of real estate development assets	2,422,000	6,203,000
Selling, general and administrative	10,479,000	8,663,000
Total costs and expenses	51,456,000	44,705,000
Operating income (loss)	2,367,000	(8,421,000)
Other (expense) income:
Interest expense	(1,558,000)	(907,000)
Interest income (expense) related to derivative instruments	(1,510,000)	-
Gain on sale of stock in Calavo Growers, Inc.	-	2,729,000
Interest income and other	384,000	481,000
Total other income (expense)	(2,684,000)	2,303,000
Net loss before income taxes and equity earnings (losses) in investments	(317,000)	(6,118,000)
Income tax benefit	75,000	2,348,000
Equity in earnings (losses) of investments	370,000	(162,000)
Net income (loss)	$128,000	$(3,932,000)

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

Cash Flows from Operating Activities

For the first quarters of fiscal years 2011 and 2010, net cash used by operating activities was $5.8 million and $5.5 million, respectively. The increase of $0.3 million in net cash used by operating activities for first quarter of fiscal year 2011 compared to first quarter of fiscal year 2010 was primarily attributable to a larger net loss resulting from lower revenues in certain varieties of our crops. The significant components of the Company’s cash flows used by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net loss for the first quarter of fiscal year 2011 was $3.3 million compared to $3.1 million for the first quarter of fiscal year 2010. The increase of $0.2 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily attributable to an increase in operating loss of $0.7 million partially offset by an increase in other income of $0.5 million.

•	Depreciation and amortization remained stable quarter to quarter primarily because the balance of depreciable assets did not change significantly.

•
Non-cash stock compensation expense was $0.4 million in the first quarter of fiscal year 2011 compared to $0.2 million in the first quarter of fiscal year 2010. First quarter fiscal year 2011 includes the final two months vesting of the 2008 stock grant in addition to three months vesting of the 2010 stock grant. First quarter fiscal year 2010 includes three months vesting of the 2008 stock grant only.

•
Expense related to Officers notes receivable forgiveness is a non-cash charge that occurred in the first quarter of fiscal year 2010 in connection with the Company’s stock grant program and there was no such charge in the first quarter of fiscal year 2011.

•
Non-cash interest income on derivative instruments was $0.5 million for the three months ended January 31, 2011 compared to zero for the same period of fiscal year 2010. The income is due to a change in the accounting for the Company’s interest rate swap agreements.  In the first quarter of fiscal year 2010, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income.  In April 2010, the Company extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement, which disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable used $0.8 million in operating cash flows in the three months ended January 31, 2011 compared to using $2.3 million in operating cash flows for the same period of fiscal year 2010. This decrease was primarily the result of no significant increase in accounts receivable during the three months ended January 31, 2011 compared to an increase of $2.8 million in accounts receivable during the three months ended January 31, 2010, which was the result of higher agricultural revenue in the first quarter of fiscal year 2010 compared to the same period in fiscal year 2011.

•
Cultural costs provided $0.1 million more cash in the three months ended January 31, 2011 compared to the same period of fiscal year 2010 primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2011.

•	Income taxes receivable is similar quarter to quarter.

•
Accounts payable and growers payable provided $12,000 of cash from operating activities in the three months ended January 31, 2011 compared to $0.5 million in the same period of fiscal year 2010. This decrease was primarily due to lower sales prices and volumes of the lemons we processed and sold for third-party growers during the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

•
Accrued liabilities used $0.4 million in operating cash flows in the first quarter of fiscal year 2011 compared to $0.1 million in the same period of fiscal year 2010. Accrued bonuses of $0.4 million for fiscal year 2010 were included in accrued liabilities at October 31, 2010 and paid in the three months ended January 31, 2011. There were no accrued bonuses at October 31, 2009 for fiscal year 2009.

•
Other long-term liabilities provided $0.2 million of operating cash flows in the first quarter of fiscal year 2011 and represents non-cash pension expense for the period. The use of $0.2 million in operating cash flows in the first quarter of fiscal year 2010 represent a pension contribution of $0.3 million, partially offset by non-cash pension expense for the period.

Cash Flows from Investing Activities

For the three months ended January 31, 2011, net cash used in investing activities was $1.1 million compared to $1.4 million for the same period in fiscal year 2010.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $1.2 million in the first quarter of fiscal year 2011, comprised of $0.4 million for property, plant and equipment and $0.8 million for real estate development projects. Capital expenditures were $1.3 million in the first quarter of fiscal year 2010, comprised of $0.6 million for property, plant and equipment and $0.7 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2011, net cash provided by financing activities was $6.7 million compared to $6.3 million for the same period in fiscal 2010.

The $0.4 million increase in cash flows from financing activities for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 is primarily due to net borrowings of long-term debt in the amount of $7.1 million in the first quarter of fiscal year 2011 compared to net borrowings of $6.8 million in first quarter of fiscal year 2010, which is largely the result of a $0.7 million increase in operating loss in the first quarter of fiscal year 2011.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA, which we refer to as Rabobank.  In addition, we have three term loans with Farm Credit West, FLCA, and a non-revolving line of credit, which we refer to as the Farm Credit West Line of Credit, with Farm Credit West, PCA, which we refer to with Farm Credit West, FLCA collectively, as Farm Credit West.  Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 9 to the consolidated financial statements included elsewhere in this Form 10-Q.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal 2011.  In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of January 31, 2011, our outstanding borrowings under the Credit Facility were approximately $64.0 million and we had approximately $16.0 million of availability.  The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.76% at January 31, 2011.  We have the ability to prepay any amounts outstanding under the Credit Facility without penalty.

The Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two, three or five year LIBOR swap rates plus a spread of 1.50%.  At January 31, 2011, the Company has fixed the interest rate at 5.163% based on the three year LIBOR swap rate utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility.  Additional information regarding the interest rate swaps can be found in Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

The Rabobank Credit Facility is secured by certain of the Company’s agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets.  We are also subject to a covenant that the Company will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31st, with which we were in compliance at October 31, 2010.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2011, we had an aggregate of approximately $29.0 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•
Term Loan Maturing November 2022. As of January 31, 2010, we had $6.5 million outstanding under the Farm Credit West term loan that matures in November 2022.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022.  The interest rate resets monthly and was 3.25% at January 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing May 2032. As of January 31, 2011, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032.  The interest rate resets monthly and was 3.25% at January 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of January 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $9.1 million outstanding under the Farm Credit West term loan that matures in October 2035.  The Company guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in the Company’s consolidated financial statements.  The interest rate on this term loan is fixed at 6.73% until November 2011, at which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures.  This term loan is secured by the Windfall Farms property.

•
Non-Revolving Line of Credit Maturing May 2013. As of January 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $12.8 million outstanding under the Farm Credit West Line of Credit that matures May 2013.  In connection with our acquisition of Windfall Investors in November 2009 we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010.  In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13.0 million non-revolving line of credit that matures in May 2013.  The non-revolving line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013.  The interest rate resets monthly and was 3.50% at January 31, 2011.  The Company guaranteed the payment of all indebtedness under this term loan.  The non-revolving line of credit is secured by all of Windfall Investor’s owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, and certain of the Company’s agricultural properties.

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

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At January 31, 2011, the Company had an interest rate swap agreement which locks in the interest rate on $42.0 million of its $93.0 million in debt at approximately 5.163% until June 2013.  Of the remaining $51.0 million in debt, $41.9 million bears interest at a variable rate, which was 3.50% or less at January 31, 2011 and $9.1 million bears interest at a fixed rate of 6.73% which becomes variable in November 2011. These interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense).  Additional information, regarding the interest rate swaps can be found in Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

Contractual Obligations

The following table presents the Company’s contractual obligations at January 31, 2011 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$51,113,000	$148,000	$42,323,000	$369,000	$8,273,000
Variable rate debt (principal)	41,893,000	484,000	35,448,000	1,084,000	4,877,000
Operating lease obligations	8,742,000	1,699,000	2,849,000	1,675,000	2,519,000
Total contractual obligations	$101,748,000	$2,331,000	$80,620,000	$3,128,000	$15,669,000
Interest payments on fixed and variable rate debt	$20,334,000	$3,860,000	$7,667,000	$1,212,000	$7,595000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 9 to the unaudited consolidated condensed financial statements for the three months ended and as of January 31, 2011 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2010.

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

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to the Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect of all of our development projects (other than our Donna circle project, which is a complete, single family, luxury home in Arizona under an operating lease expiring in 2011), current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Defined Benefit Plan Contributions

As more fully described in Note 14 to our consolidated financial statements for the year ended October 31, 2010, the Company’s Defined Benefit Pension Plan was frozen as of June 30, 2004.  During three months ended January 31, 2011, the Company made zero contributions to such plan.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended January 31, 2011 elsewhere in this Quarterly Report on Form 10-Q for information concerning the Company’s Recently Adopted Accounting Pronouncements.

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

Agriculture revenue – Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.  The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   The Company bears inventory risk until the product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products.  In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statement of operations.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by the Company and are based on fees collected by the lessee. The Company’s rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue – The Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales ( SFAS 66, Accounting for Sales of Real Estate), which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first quarter of fiscal year 2011, we capitalized approximately $1.0 million of costs related to our real estate projects and expensed approximately $0.3 million of costs.

Income taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years, we recorded impairment charges of $2.4 million, $6.2 million and $1.3 million in fiscal years 2010, 2009 and 2008, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

Defined benefit retirement plan – As discussed in Note 14 to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 as filed with the SEC on January 26, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the SEC on January 26, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2011 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2010 through November 30, 2010		$			
December 1, 2010 through December 31, 2010	17,709		$27.76		
January 1, 2011 through January 31, 2011	9,871		$28.40		
Total	27,580				

(1)  We presently have no publicly announced repurchase program in place.  Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2)  No publicly announced repurchase program in place.

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

LIMONEIRA COMPANY

March 14, 2011	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2011	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)