Form 10-Q
period 2011-04-30
Limoneira CO
filed 2011-06-08
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

As of May 31, 2011, there were 11,200,814 shares outstanding of the registrant’s common stock.

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

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements.  Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company and Subsidiaries

Consolidated Balance Sheets (unaudited)

	April 30, 2011	October 31, 2010
Assets
Current assets:
Cash	$11,000	$262,000
Accounts receivable, net	5,021,000	3,393,000
Notes receivable – related parties	-	33,000
Notes receivable	-	161,000
Cultural costs	550,000	1,059,000
Prepaid expenses and other current assets	2,078,000	1,244,000
Income taxes receivable	2,400,000	1,241,000
Total current assets	10,060,000	7,393,000
Property, plant, and equipment, net	51,445,000	53,283,000
Real estate development	69,947,000	68,412,000
Equity in investments	8,867,000	9,057,000
Investment in Calavo Growers, Inc.	13,965,000	14,564,000
Notes receivable – related parties	91,000	60,000
Notes receivable	2,335,000	2,154,000
Other assets	4,640,000	4,515,000
Total assets	$161,350,000	$159,438,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,469,000	$2,031,000
Growers payable	2,486,000	871,000
Accrued liabilities	2,417,000	2,810,000
Current portion of long-term debt	638,000	626,000
Total current liabilities	8,010,000	6,338,000
Long-term liabilities:
Long-term debt, less current portion	91,075,000	85,312,000
Deferred income taxes	8,501,000	8,444,000
Other long-term liabilities	6,279,000	7,248,000
Total long-term liabilities	105,855,000	101,004,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2011 and October 31, 2010) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at April 30, 2011 and October 31, 2010)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,200,814 and 11,194,460 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively)	112,000	112,000
Additional paid-in capital	34,464,000	34,735,000
Retained earnings	10,622,000	15,044,000
Accumulated other comprehensive loss	(713,000)	(795,000)
Total stockholders’ equity	47,485,000	52,096,000
Total liabilities and stockholders’ equity	$161,350,000	$159,438,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Revenues:
Agribusiness	$11,463,000	$12,202,000	$16,338,000	$17,474,000
Rental	996,000	962,000	1,966,000	1,917,000
Real estate development	51,000	45,000	107,000	180,000
Total revenues	12,510,000	13,209,000	18,411,000	19,571,000
Costs and expenses:
Agribusiness	9,740,000	8,737,000	17,378,000	15,562,000
Rental	532,000	584,000	1,092,000	1,091,000
Real estate development	367,000	396,000	657,000	723,000
Impairments of real estate development assets	1,196,000	-	1,196,000	-
Selling, general and administrative	2,220,000	2,467,000	5,170,000	5,951,000
Total costs and expenses	14,055,000	12,184,000	25,493,000	23,327,000
Operating (loss) income	(1,545,000)	1,025,000	(7,082,000)	(3,756,000)
Other income (expense):
Interest expense	(268,000)	(391,000)	(622,000)	(819,000)
Interest income (expense) from derivative instruments	38,000	(564,000)	515,000	(564,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	1,351,000	-	1,351,000	-
Interest income	27,000	29,000	56,000	58,000
Other (expense) income, net	(34,000)	(3,000)	303,000	352,000
Total other income (expense)	1,114,000	(929,000)	1,603,000	(973,000)
(Loss) income before income tax benefit (provision) and equity in (losses) earnings of investments	(431,000)	96,000	(5,479,000)	(4,729,000)
Income tax benefit (provision)	197,000	(48,000)	1,909,000	1,661,000
Equity in (losses) earnings of investments	(30,000)	64,000	(21,000)	48,000
Net (loss) income	(264,000)	112,000	(3,591,000)	(3,020,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net (loss) income applicable to common stock	$(329,000)	$47,000	$(3,722,000)	$(3,151,000)

Basic net (loss) income per common share	$(0.03)	$0.00	$(0.33)	$(0.28)

Diluted net (loss) income per common share	$(0.03)	$0.00	$(0.33)	$(0.28)

Dividends per common share	$0.03	$0.03	$0.06	$0.06

Weighted-average common shares outstanding-basic	11,217,000	11,194,000	11,205,000	11,194,000
Weighted-average common shares outstanding-diluted	11,217,000	11,194,000	11,205,000	11,194,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010

Net (loss) income	$(264,000)	$112,000	$(3,591,000)	$(3,020,000)
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment	135,000	87,000	270,000	188,000
Unrealized holding (losses) gains on available-for-sale securities	(833,000)	265,000	(362,000)	(204,000)
Unrealized gains on derivative instruments	81,000	108,000	174,000	94,000
Total other comprehensive (loss) income, net of tax	(617,000)	460,000	82,000	78,000
Comprehensive (loss) income	$(881,000)	$572,000	$(3,509,000)	$(2,942,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2011	2010
Operating activities
Net loss	$(3,591,000)	$(3,020,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,100,000	1,158,000
Gain on sale of Rancho Refugio/Caldwell Ranch	(1,351,000)	-
Impairments of real estate development assets	1,196,000	-
Stock compensation expense	503,000	242,000
Expense related to officers’ notes receivable forgiveness	-	687,000
Equity in losses (earnings) of investments	21,000	(48,000)
Amortization of deferred financing costs	10,000	14,000
Non-cash interest (income) expense on derivative instruments	(515,000)	564,000
Accrued interest on notes receivable	(46,000)	(46,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,400,000)	(2,725,000)
Cultural costs	509,000	329,000
Prepaid expenses and other current assets	(734,000)	(590,000)
Income taxes receivable	(1,159,000)	(1,669,000)
Other assets	(113,000)	(5,000)
Accounts payable and growers payable	1,858,000	1,741,000
Accrued liabilities	(461,000)	(703,000)
Other long-term liabilities	330,000	(4,000)
Net cash used in operating activities	(4,843,000)	(4,075,000)

Investing activities
Capital expenditures	(3,157,000)	(2,857,000)
Acquisition of Rancho Refugio/Caldwell Ranch	(6,510,000)	-
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	9,297,000	-
Cash distributions from equity investments	257,000	72,000
Equity investment contributions	(88,000)	(17,000)
Investments in water companies	(128,000)	(105,000)
Other	19,000	6,000
Net cash used in investing activities	(310,000)	(2,901,000)

Financing activities
Borrowings of long-term debt	17,156,000	15,710,000
Repayments of long-term debt	(11,381,000)	(8,494,000)
Dividends paid – Common	(700,000)	(702,000)
Dividends paid – Preferred	(131,000)	(131,000)
Repurchase of common stock	(42,000)	-
Net cash provided by financing activities	4,902,000	6,383,000

Net decrease in cash	(251,000)	(593,000)
Cash at beginning of period	262,000	607,000
Cash at end of period	$11,000	$14,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,900,000	$1,910,000
Cash paid during the period for income taxes, net of (refunds) received	$(750,000)	$93,000
Non-cash investing and financing transactions:
Unrealized holding loss on investment in Calavo Growers, Inc.	$599,000	$339,000
Exchange of stock on officers’ notes receivable forgiveness	$-	$1,228,000
Capital expenditures accrued but not paid at period-end	$117,000	$-
Accrued interest on note receivable	$46,000	$46,000

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

The unaudited interim consolidated financial statements for the three and six months ended April 30, 2011 and 2010 and balance sheet as of April 30, 2011 included herein have not been audited by an independent registered public accounting firm, but in management’s  opinion, all adjustments (consisting of  normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2011 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the operating results expected for the full fiscal year.

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

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing lemons, and housing rentals and other leasing operations. The Company is also engaged in real estate development.

Prior to November 1, 2010, most of the Company’s citrus production had been marketed and sold under the Sunkist brand primarily through Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinated the sales and marketing of the Company’s citrus products which are processed through the Company’s and other third-party packinghouses. Commencing November 1, 2010 the Company began marketing and selling its lemons directly to its foodservice, wholesale and retail customers throughout North America, Asia and other international markets. The Company continues to sell certain of its other citrus products to Sunkist.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim condensed financial statements represent the consolidated balance sheets, consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 810, Consolidations, in its consolidation process.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2010-20, Receivables (Topic 310).

This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses.  The ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in an entity’s portfolio of receivables, how the risk is analyzed in arriving at an allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU was issued July 2010 and is effective for interim and annual reporting periods on or after June 15, 2011, as amended by ASU 2011-01. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s first quarter of fiscal year ending January 31, 2012. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2011 presentation. The significant reclassifications to the consolidated balance sheet as of October 31, 2010 were comprised of $161,000 of current assets of discontinued operations to notes receivable and $253,000 of non-current assets of discontinued operations to deferred income taxes. Reclassifications to the consolidated statements of operations of agribusiness costs to selling, general and administrative expenses for the three and six months ended April 30, 2010 were $54,000 and $122,000, respectively.

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

On November 15, 2009, the Company and Windfall entered into an agreement whereby Windfall irrevocably assigned to the Company its entire 85% interest in Windfall Investors. In conjunction with obtaining Windfall’s 85% interest in Windfall Investors, the Company agreed to release Windfall and its individual members from any and all liabilities including any losses with respect to Windfall’s previous interest in Windfall Investors and any secured and unsecured financing for Windfall Investors. The Company has accounted for its acquisition of Windfall’s 85% interest in Windfall Investors as a business combination under FASB ASC 805, Business Combinations.

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

4. Fair Value Measurements

Under the FASB ASC 820, Fair Value Measurement and Disclosures, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

4. Fair Value Measurements (continued)

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2011, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$13,965,000	$–	$–	$13,965,000
Liabilities at fair value:
Derivatives	$–	$2,646,000	$–	$2,646,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2011 and October 31, 2010 was $21.00 per share and $21.90 per share, respectively.

Derivatives consist of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2011 and October 31, 2010 the allowances totaled $145,000 and $122,000, respectively.

The Company has no significant concentrations of credit risk at April 30, 2011. The Company sells all of its avocado production to Calavo.

6. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2011	October 31, 2010

East Areas 1 and 2	$42,399,000	$40,401,000
Templeton Santa Barbara, LLC	9,325,000	10,318,000
Windfall Investors, LLC	18,223,000	17,693,000
Total included in real estate development assets	$69,947,000	$68,412,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended April 30, 2011 and 2010, the Company capitalized $1,323,000 and $822,000, respectively, of costs related to these projects. During the six months ended April 30, 2011 and 2010, the Company capitalized $1,998,000 and $1,332,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $41,000 and $16,000 in the three months ended April 30, 2011 and 2010, respectively, and $56,000 and $25,000 in the six months ended April 30, 2011 and 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The carrying value of Centennial at April 30, 2011 was $2,433,000, net of a second quarter 2011 impairment charge of $261,000. The carrying value of Pacific Crest at April 30, 2011 was $2,800,000, net of a second quarter 2011 impairment charge of $336,000. The carrying value of Sevilla at April 30, 2011 was $4,092,000, net of a second quarter 2011 impairment charge of $396,000. The fiscal year 2011 impairment charges were based on results from independent appraisals which indicated that the fair values of the projects were less than the carrying values at April 30, 2011.

During the three months ended April 30, 2011 and 2010, the Company capitalized zero and $51,000, respectively, of costs related to these real estate development projects. During the six months ended April 30, 2011 and 2010, the Company capitalized zero and $208,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $83,000 and $79,000 in the three months ended April 30, 2011 and 2010, respectively, and $117,000 in each of the six months ended April 30, 2011 and 2010.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company has made $88,000 of cash contributions to East Ridge during the six months ended April 30, 2011 for property taxes. Since the Company has significant influence on, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s April 30, 2011 and October 31, 2010 consolidated balance sheets.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development assets. During the three months ended April 30, 2011 and 2010, the Company capitalized $245,000 and $162,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2011 and 2010, the Company capitalized $530,000 and $231,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $195,000 and $249,000, in the three months ended April 30, 2011 and 2010, respectively, and $352,000 and $396,000 in the six months ended April 30, 2011 and 2010, respectively.

Arizona Development Projects

In fiscal year 2007, the Company and Bellagio Builders, LLC, an Arizona limited liability company, formed a limited liability company, 6037 East Donna Circle, LLC (“Donna Circle”), with the sole purpose of constructing and marketing an approximately 7,500 square foot luxury home in Paradise Valley, Arizona. In fiscal year 2009, Donna Circle was completed, and the Company executed a two-year lease agreement for the property with a third party. This lease agreement expired in March 2011, and the property was being refurbished and prepared for sale at April 30, 2011.

In May 2011, the Company sold the Donna Circle property for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at April 30, 2011 was $2,080,000, net of a second quarter 2011 impairment charge of $203,000. The impairment charge was the result of a decrease in the selling price which indicated that the fair value of the Donna Circle property was less than its carrying value at April 30, 2011. The property is classified as property, plant and equipment at April 30, 2011 and October 31, 2010.

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

The changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company.  In the three and six months ended April 30, 2011, the Company recorded total unrealized holding losses of $1,383,000 and $599,000, respectively, due to the change in the market value of the Company’s remaining 665,000 shares of Calavo common stock at April 30, 2011. In the three and six months ended April 30, 2010, the Company recorded total unrealized holding gains (losses) of $386,000 and ($339,000), respectively, due to the change in the market value of the Company’s remaining 665,000 shares of Calavo common stock at April 30, 2010.

8. Notes Receivable – Related Parties

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from related parties of $91,000 and $93,000 at April 30, 2011 and October 31, 2010, respectively. Interest income on notes receivable from related parties was not significant during the three and six month periods ended April 30, 2011 and 2010.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2011	October 31, 2010
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at April 30, 2011 and October 31, 2010. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.24% at April 30, 2011 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$62,328 ,000	$56,952,000

Farm Credit West term loan secured by property with a net book value of $11,644,000 at April 30, 2010 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at April 30, 2011. The loan is payable in quarterly installments through November 2022.	6,435,000	6,658,000

Farm Credit West term loan secured by property with a net book value of $11,644,000 at April 30, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at April 30, 2011. The loan is payable in monthly installments through May 2032.	907,000	922,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,826,000 at April 30, 2011and $3,814,000 at October 31, 2010. The interest rate is variable and was 3.50% at April 30, 2011. Interest is payable monthly and the principal is due in full in May 2013.	12,966,000	12,257,000

Farm Credit West term loan secured by property with a net book value of $18,223,000 at April 30, 2011 and $17,693,000 at October 31, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,077,000	9,149,000

Subtotal	91,713,000	85,938,000
Less current portion	638,000	626,000
Total long-term debt, less current portion	$91,075,000	$85,312,000

In November 2009, the Company assumed the long-term debt of Windfall Investors, LLC with the acquisition of the business (see Note 3). The debt is held by Farm Credit West and consists of a secured long-term loan with an original principal balance of $9,750,000 and a revolving line of credit of $10,500,000. At the time of the acquisition, there was a total of $19,289,000 outstanding under the term loan and the revolving line of credit. The due date for the revolving line of credit was originally November 2009 and was extended until June 2010. In May 2010, the Company refinanced the outstanding line of credit balance of $10,500,000 plus accrued interest on a long-term basis through the establishment of a $13,000,000 non-revolving line of credit with Farm Credit West that expires in May 2013. The Company incurred $21,000 of costs with Farm Credit West for this refinancing. Such costs were capitalized and are being amortized using the straight-line method over the term of the credit agreement.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	April 30, 2011	October 31, 2010	April 30, 2011	October 31, 2010
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$2,646,000	$3,450,000

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000.  The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) from derivative instruments over the remaining period of the original swap agreements. Amortization for the three and six month periods ended April 30, 2011 was $135,000 and $289,000, respectively. The remaining accumulated other comprehensive loss balance is $1,174,000, net of amortization of $841,000 at April 30, 2011.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010.  Therefore, mark to market adjustments to the underlying fair value liability is being recorded in interest income (expense) from derivative instruments and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three and six month periods ended April 30, 2011 resulted in non-cash interest income of $173,000 and $804,000, respectively. The mark to market adjustments recognized by the Company during the three and six month periods ended April 30, 2010 resulted in non-cash interest expense of $564,000.

11. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. The Series B convertible preferred shares are anti-dilutive.

12. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $141,000 and $145,000 of rental income from employees in the three months ended April 30, 2011 and 2010, respectively. The Company recorded $262,000 and $267,000 of rental income from employees in the six months ended April 30, 2011 and 2010, respectively. There were no rental payments due from employees at April 30, 2011 and October 31, 2010.

The Company’s has representation on the Boards of Directors of the mutual water companies in which the Company has investments. The Company purchased water and water delivery services from the mutual water companies, in aggregate, of $84,000 and $48,000 in the three months ended April 30, 2011 and 2010, respectively. The Company purchased water and water delivery services from the mutual water companies, in aggregate, of $400,000 and $315,000 in the six months ended April 30, 2011 and 2010, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $15,000 and $49,000 at April 30, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Related-Party Transactions (continued)

The Company has a presence on the Board of Directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $114,000 and $127,000 from the association in the three months ended April 30, 2011 and 2010, respectively. The Company purchased services and supplies of $477,000 from the association in each of the six months ended April 30, 2011 and 2010. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $23,000 and $69,000 at April 30, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

The Company has invested $300,000 in the career of Charlie Kimball, an IndyCar Series race car driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal year 2010, whereby $200,000 of the total $300,000 of investment is to be repaid no later than August 2011 and is included in prepaid expenses and other current assets at April 30, 2011 and October 31, 2010. Included in other assets in the Company’s consolidated balance sheets is the long-term investment of $100,000 at October 31, 2010. The Company exercised its repayment option in January 2011 whereby the remaining $100,000 of the investment is to be repaid no later than January 2012. This balance is included in the prepaid expense and other current assets at April 30, 2011.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of zero and $68,000 during the three months ended April 30, 2011 and 2010, respectively. The general contractor provided services of zero and $183,000 during the six months ended April 30, 2011 and 2010, respectively. Payments due to the general contractor were zero and $62,000 at April 30, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

In the six months ended April 30, 2011 and 2010, the Company recorded dividend income of $366,000 and $333,000, respectively, on its investment in Calavo; which is included in other (expense) income, net in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $369,000 and $2,654,000 for the three months ended April 30, 2011 and 2010, respectively, and $375,000 and $2,879,000 for the six months ended April 30, 2011 and 2010, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $107,000 receivable by the Company from Calavo at April 30, 2011 and no amounts were receivable at October 31, 2010. Additionally, the Company leases office space to Calavo and received rental income of $62,000 and $57,000 in the three month periods ended April 30, 2011 and 2010, respectively. The Company received rental income from Calavo of $122,000 and $114,000 in the six month periods ended April 30, 2011 and 2010, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

13. Income Taxes

The Company’s projected annual effective tax rate for fiscal year 2011 is approximately 34.7%. As such, a 42.7% effective tax rate, after certain discrete items, was utilized by the Company for the second quarter of fiscal year 2011 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2011. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2011 and October 31, 2010.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $121,000 and $300,000 during each of the six month periods ended April 30, 2011 and 2010.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended April 30 were as follows:

	2011	2010

Service cost	$37,000	$37,000
Interest cost	213,000	210,000
Expected return on plan assets	(248,000)	(255,000)
Recognized actuarial loss	224,000	156,000
Net periodic pension cost	$226,000	$148,000

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the six months ended April 30 were as follows:

	2011	2010

Service cost	$74,000	$74,000
Interest cost	425,000	420,000
Expected return on plan assets	(497,000)	(509,000)
Recognized actuarial loss	449,000	313,000
Net periodic pension cost	$451,000	$298,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Stock-based Compensation

As of April 30, 2011, there are 15,310 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $28,000 at April 30, 2011. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. In March 2011, the Company repurchased 36,120 shares for approximately $42,000 in accordance with this repurchase obligation. Additionally, reductions of stock-based compensation of approximately $4,000 and $82,000 were recorded in the six month periods ended April 30, 2011 and 2010, respectively, to reflect the fair value of the repurchase obligation. The repurchase obligation of $28,000 and $74,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2011 and October 31, 2010, respectively.

In connection with the Company’s stock-based compensation plans, $1,519,000 of notes receivable from three officers of the Company were included in “current notes receivable – related parties” in the Company’s consolidated balance sheet at October 31, 2009. In December 2009, the officers’ notes receivable and accrued interest were reduced by $1,020,000 through the exchange of 6,756 shares of Company stock with a fair market value of $150.98 per share (at the date of the exchange) that were held by the officers of the Company.  The remaining officers’ notes receivable and accrued interest of $687,000 was forgiven by the Company resulting in compensation expense recorded in the six months ended April 30, 2010.  The Company also recognized compensation expense of $603,000 during the six months ended April 30, 2010 representing additional compensation paid by the Company to the officers relating to the officers’ payroll taxes on the notes receivable forgiveness.

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

In January 2011, 62,287 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2010 financial performance. This resulted in total compensation expense of approximately $1,773,000, with $591,000 recognized in the year-ended October 31, 2010 and the balance to be recognized equally over the next two years as the shares vest. The Company recognized $101,000 and $117,000 of stock-based compensation to management during the three months ended April 30, 2011 and 2010, respectively. The Company recognized $327,000 and $234,000 of stock-based compensation to management during the six months ended April 30, 2011 and 2010, respectively.

In January 2011, management exchanged 9,871 shares with a fair market value of $28.40 per share (at the date of the exchange) for the payment of payroll taxes associated with the January 2011 stock issuance. In February 2011, management exchanged 217 shares with a fair market value of $22.56 per share (at the date of the exchange) for the payment of payroll taxes in connection with the January 2011 stock issuance.

In January 2011, 7,983 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans for fiscal year 2011 compensation. The Company recognized zero and $45,000 of stock-based compensation to non-employee directors during the three months ended April 30, 2011 and 2010, respectively. The Company recognized $180,000 and $90,000 of stock-based compensation to non-employee directors during the six months ended April 31, 2011 and 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Segment Information

The Company operates in three reportable operating segments: agribusiness, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and lemon packing operations. The rental operations segment includes residential and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense, income tax expense and assets or liabilities, or specifically identify them to its operating segments.

Segment information for the three months ended April 30, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$11,463,000	$996,000	$51,000	$–	$12,510,000
Costs and expenses	9,740,000	532,000	367,000	2,220,000	12,859,000
Impairment of real estate assets	–	–	1,196,000	–	1,196,000
Operating income (loss)	$1,723,000	$464,000	$(1,512,000)	$(2,220,000)	$(1,545,000)

Segment information for the three months ended April 30, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$12,202,000	$962,000	$45,000	$–	$13,209,000
Costs and expenses	8,737,000	584,000	396,000	2,467,000	12,184,000
Operating income (loss)	$3,465,000	$378,000	$(351,000)	$(2,467,000)	$1,025,000

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2011	April 30, 2010
Agribusiness:
Lemons	$8,817,000	$7,875,000
Avocados	369,000	2,654,000
Navel and Valencia oranges	849,000	845,000
Specialty citrus and other crops	1,428,000	828,000
Agribusiness revenues	11,463,000	12,202,000

Rental operations:
Residential and commercial	565,000	541,000
Leased land	386,000	370,000
Organic recycling	45,000	51,000
Rental operations revenues	996,000	962,000

Real estate development revenues	51,000	45,000
Total revenues	$12,510,000	$13,209,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Segment Information (continued)

Segment information for the six months ended April 30, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$16,338,000	$1,966,000	$107,000	$–	$18,411,000
Costs and expenses	17,378,000	1,092,000	657,000	5,170,000	24,297,000
Impairment of real estate assets	–	–	1,196,000	–	1,196,000
Operating income (loss)	$(1,040,000)	$874,000	$(1,746,000)	$(5,170,000)	$(7,082,000)

Segment information for the six months ended April 30, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$17,474,000	$1,917,000	$180,000	$–	$19,571,000
Costs and expenses	15,562,000	1,091,000	723,000	5,951,000	23,327,000
Operating income (loss)	$1,912,000	$826,000	$(543,000)	$(5,951,000)	$(3,756,000)

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2011	April 30, 2010
Agribusiness:
Lemons	$11,908,000	$11,264,000
Avocados	375,000	2,879,000
Navel and Valencia oranges	1,793,000	1,571,000
Specialty citrus and other crops	2,262,000	1,760,000
Agribusiness revenues	16,338,000	17,474,000

Rental operations:
Residential and commercial	1,115,000	1,071,000
Leased land	761,000	751,000
Organic recycling	90,000	95,000
Rental operations revenues	1,966,000	1,917,000

Real estate development revenues	107,000	180,000
Total revenues	$18,411,000	$19,571,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Sale of Rancho Refugio/Caldwell Ranch

On February 3, 2011, the Company completed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was $1,351,000, net of the $6,510,000 purchase price, $1,436,000 remaining capitalized in leasehold improvements and $703,000 of selling and transaction costs. The net cash realized from the transaction was $2,787,000.

The Company has entered into a lemon packing, marketing and sales agreement with the purchaser, for which it will earn fees for packing, marketing and sales of lemons produced on the property and another contiguous property owned by the purchaser. Based on the most recent five-year averages, the sale of the property will result in an annual reduction in lemon and avocado production and related agribusiness revenues, agribusiness costs and expenses and operating income of approximately $1,300,000, $1,000,000 and $300,000, respectively. The reduction in agribusiness revenues and operating income as a result of the sale of the Rancho Refugio/Caldwell Ranch will be partially off-set by fees from the lemon packing, marketing and sales agreement with the purchaser.

18. Subsequent Events

The Company has evaluated events subsequent to April 30, 2011 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Based upon this evaluation, except for the sale of the Company’s Donna Circle property disclosed in Note 6, no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  We are an agribusiness, rental operations and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 6,850 acres of land, water resources and other assets to maximize long-term shareholder value.  Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers.  According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare counties in California, which plantings consist of approximately 1,750 acres of lemons, 1,250 acres of avocados, 1060 acres of oranges and 400 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

For more than 100 years, we have been making strategic investments in California agribusiness and development real estate. We currently have six active real estate development projects in California.  Our real estate developments range from apartments to single-family homes and include approximately 200 completed units and another approximately 2,000 units in various stages of planning and development.

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment currently generates the majority of our revenue from its farming and lemon packing operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations and our real estate development segment generates revenue from the sale of real estate development projects. Generally, we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities.  As real estate development projects are monetized, our agribusiness will then be able to expand more rapidly into new regions and markets.

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 87%, 89% and 93% of our fiscal year 2010, 2009 and 2008 consolidated revenues, respectively.  Prior to November 1, 2010, our lemons were primarily marketed by Sunkist, with the vast majority of our domestic lemon and specialty citrus orders processed through the Sunkist network.  On November 1, 2010, the Company began marketing and selling its lemons directly to its food service, wholesale and retail customers throughout North America, Asia and certain other international markets. Our other citrus products are processed and sold through Sunkist and another third-party packinghouse.

During the three months ended April 30, 2011, total lemon sales of approximately $8.8 million were comprised of approximately $6.8 million (78%) in domestic sales, $1.8 million (20%) in sales to domestic exporters and 0.2 million (2%) in international sales. During the six months ended April 30, 2011, total lemon sales of approximately $11.9 million were comprised of approximately $8.7 million (73%) in domestic sales, $2.7 million (23%) in sales to domestic exporters and $0.5 million (4%) in international sales.

Historically our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Growing costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low or high temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season.  We believe we have a competitive advantage by operating our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed.  As a result, cost per carton is a function of fruit throughput.  While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from third-party growers.  Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from third-party growers if we determine their lemons are of high quality.

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

Recent Developments

On February 3, 2011, the Company completed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was $1,351,000, net of the $6,510,000 purchase price, $1,436,000 remaining capitalized in leasehold improvements and $703,000 of selling and transaction costs. The net cash realized from the transaction was $2,787,000.

In March 2011, the Ventura County Local Area Formation Committee (“LAFCO”) approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula. Per the Pre-Annexation and Development Agreement between the City of Santa Paula and the Company, a $500,000 Development Agreement Contribution was made to the City of Santa Paula and was capitalized as a cost of these real estate development projects.

On March 22, 2011, the Company declared a $0.03125 per share dividend paid on April 15, 2011 in the aggregate amount of $350,000 to common shareholders of record on April 4, 2011.

In May 2011, the Company sold its Donna Circle property for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at April 30, 2011 was $2,080,000, net of a second quarter 2011 impairment charge of $203,000. The impairment charge was the result of a decrease in the selling price which indicated that the fair value of the Donna Circle property was less than its carrying value at April 30, 2011. The property is classified as property, plant and equipment at April 30, 2011 and October 31, 2010.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30, 2011 and 2010:

	Quarter Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Revenues:
Agribusiness	$11,463,000	$12,202,000	$16,338,000	$17,474,000
Rental	996,000	962,000	1,966,000	1,917,000
Real estate development	51,000	45,000	107,000	180,000
Total revenues	12,510,000	13,209,000	18,411,000	19,571,000
Costs and expenses:
Agribusiness	9,740,000	8,737,000	17,378,000	15,562,000
Rental	532,000	584,000	1,092,000	1,091,000
Real estate development	367,000	396,000	657,000	723,000
Impairments of real estate development assets	1,196,000	-	1,196,000	-
Selling, general and administrative	2,220,000	2,467,000	5,170,000	5,951,000
Total costs and expenses	14,055,000	12,184,000	25,493,000	23,327,000
Operating (loss) income:
Agribusiness	1,723,000	3,465,000	(1,040,000)	1,912,000
Rental	464,000	378,000	874,000	826,000
Real estate development	(1,512,000)	(351,000)	(1,746,000)	(543,000)
Selling, general and administrative	(2,220,000)	(2,467,000)	(5,170,000)	(5,951,000)
Operating (loss) income	(1,545,000)	1,025,000	(7,082,000)	(3,756,000)
Other income (expense):
Interest expense	(268,000)	(391,000)	(622,000)	(819,000)
Interest income (expense) from derivative instruments	38,000	(564,000)	515,000	(564,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	1,351,000	-	1,351,000	-
Interest income and other	(7,000)	26,000	359,000	410,000
Total other income (expense)	1,114,000	(929,000)	1,603,000	(973,000)
Income tax benefit (provision)	197,000	(48,000)	1,909,000	1,661,000
Equity in (losses) earnings of investments	(30,000)	64,000	(21,000)	48,000
Net (loss) income	$(264,000)	$112,000	$(3,591,000)	$(3,020,000)

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

	Quarter ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net (loss) income	$(264,000)	$112,000	$(3,591,000)	$(3,020,000)
Total interest expense, net	230,000	955,000	107,000	1,383,000
Income taxes	(197,000)	48,000	(1,909,000)	(1,661,000)
Depreciation and amortization	532,000	571,000	1,100,000	1,158,000
EBITDA	301,000	1,686,000	(4,293,000)	(2,140,000)
Impairments of real estate development assets	1,196,000	-	1,196,000	-
Adjusted EBITDA	$1,497,000	$1,686,000	$(3,097,000)	$(2,140,000)

Second Quarter Fiscal Year 2011 Compared to Second Quarter Fiscal Year 2010

Revenues

Total revenue for the second quarter of fiscal year 2011 was $12.5 million compared to $13.2 million for the second quarter of fiscal year 2010. The 5% decrease of $0.7 million was primarily the result of agricultural revenues, as detailed below:

•
Lemon revenue for the second quarter of fiscal year 2011 was $8.8 million compared to $7.9 million for the second quarter of fiscal year 2010. The 11% increase of $0.9 million was primarily a result of increased sales prices for lemon by-products in fiscal year 2011. In the second quarter of fiscal year 2011, $0.9 million of lemon by-products were sold compared to $0.2 million in the second quarter of fiscal year 2010. Additionally, during the three months ended April 30, 2011 and 2010 fresh lemon sales were $7.9 million and $7.7 million, respectively, on 586,000 and 413,000 cartons of lemons sold at average per carton prices of $13.48 and $18.64.

•
Avocado revenue for the second quarter of fiscal year 2011 was $0.4 million compared to $2.7 million for the second quarter of fiscal year 2010. The $2.3 million decrease was primarily due to decreased harvest volume in fiscal year 2011. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. Additionally, fruit development on the tree was slower in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010. In the second quarter of fiscal year 2011, 0.3 million pounds of avocados were harvested and sold at an average price per pound of $1.23 compared to 3.7 million pounds of avocados harvested and sold at an average price per pound of $0.73 in the second quarter of fiscal year 2010.

•
Specialty citrus and other crop revenues for the second quarter of fiscal year 2011 were $1.4 million compared to $0.8 million for the second quarter of fiscal year 2010. The $0.6 million increase was due to higher harvest volume and sales prices in fiscal year 2011 compared to fiscal year 2010.

Costs and Expenses

Total costs and expenses for the second quarter of fiscal year 2011 were $14.1 million compared to $12.2 million for the second quarter of fiscal year 2010, for a 16% increase of $1.9 million. Of this increase, $1.0 million was attributable to increases in our agribusiness costs and $1.2 million was attributable to impairments of real estate development assets. These increases were offset by a $0.3 million decrease in selling, general and administrative expenses.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense.  These costs are discussed further below:

•
Packing costs during the second quarter of fiscal year 2011 were $2.8 million compared to $2.4 million in the second quarter of fiscal year 2010. This 17% increase of $0.4 million is primarily attributable to increased volume in fiscal year 2011. We packed and sold 585,000 cartons of lemons in the second quarter of fiscal year 2011 compared to 413,000 cartons in the same period of fiscal year 2010. Partially offsetting the increased costs from higher volume, there were no fees paid to Sunkist for sales and marketing services in the second quarter of fiscal year 2011 compared to $0.3 million of fees in the second quarter of fiscal year 2010. This is due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011.

•
Harvest costs for the second quarter of fiscal year 2011 were $1.8 million compared to $2.1 million for the second quarter of fiscal year 2010. This 14% decrease of $0.3 million primarily resulted from lower harvest volume of avocados in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.

•
Costs related to the lemons we process and sell for third-party growers were $2.6 million in the second quarter of fiscal year 2011 compared to $1.7 million in the second quarter of fiscal year 2010. The 53% increase of $0.9 million was attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly correlates to amounts expensed and paid to third-party growers.

Selling, general and administrative expenses for the three months ended April 30, 2011 were $2.2 million compared to $2.5 million for the three months ended April 30, 2010. This 12% decrease of $0.3 million was primarily attributable to the following:

•
We incurred incremental costs of $0.6 million during the second quarter of fiscal year 2010 associated with the filing of our Form 10 and our compliance with other obligations associated with the Securities Exchange Act of 1934. Comparatively, there were $0.1 million of costs associated with our compliance with other obligations associated with the Security Exchange Act of 1934 during the second quarter of fiscal year 2011.

•
The $0.5 million decrease noted above was partially offset by a $0.1 million increase in selling expenses due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. During the second quarter of fiscal year 2010, we incurred $0.3 million of fees with Sunkist for sales and marketing services, which were included in packing costs. There were no such fees in fiscal year 2011.

•	Additionally, the decrease noted above was partially offset by $0.1 million of additional labor and benefits due to an increase in salaries and personnel associated with being a public company.

Other Income/Expense

Other income (expense) for the second quarter of fiscal year 2011 was $1.1 million of income compared to $0.9 million of expense for the second quarter of fiscal year 2010. The $2.0 million increase in net other income is primarily due to a $1.4 million gain on the February 2011 sale of Rancho Refugio/Caldwell Ranch and fair value adjustments on our interest rate swap.

Income Taxes

The Company recorded an estimated income tax benefit of $0.2 million in the second quarter of fiscal year 2011 on a pre-tax loss of $0.5 million compared to an estimated income tax provision of $48,000 on pre-tax earnings of $160,000 in the second quarter of fiscal year 2010.

Our projected annual effective tax rate for fiscal year 2011 is 34.7% at April 30, 2011, resulting in a 42.7% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2011. In comparison, our projected annual effective tax rate was 34.1% at April 30, 2010, resulting in a 29.3% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2010.

Six Months Ended April 30, 2011 Compared to the Six Months Ended April 30, 2010

Revenues

Total revenue for the six months ended April 30, 2011 was $18.4 million compared to $19.6 million for the six months ended April 30, 2010. The $1.2 million decrease was primarily the result of decreased agricultural revenue, as detailed below:

•
Lemon revenue was $11.9 million for the six months ended April 30, 2011 compared to $11.3 million for the six months ended April 30, 2010. The $0.6 million increase was primarily a result of increased sales prices for lemon by-products in fiscal year 2011. In the first six months of fiscal year 2011, $1.1 million of lemon by-products were sold compared to $0.2 million in the first six months of fiscal 2010. Offsetting this increase, during the six months ended April 30, 2011 and 2010 fresh lemon sales were $10.8 million and $11.1 million, respectively, on 761,000 and 600,000 cartons of lemons sold at average per carton prices of $14.19 and $18.50.

•
Avocado revenue for the six months ended April 30, 2011 was $0.4 million compared to $2.9 million for the six months ended April 30, 2010. The $2.5 million decrease was primarily due to decreased harvest volume in fiscal year 2011. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. Additionally, fruit development on the tree was slower in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010. In the six months ended April 30, 2011, 0.4 million pounds of avocados were harvested and sold at an average price per pound of $1.00 compared to 4.1 million pounds of avocados harvested and sold at an average price per pound of $0.70 in the same period in fiscal year 2010.

•
Navel and Valencia orange revenues for the six months ended April 30, 2011 were $1.8 million compared to $1.6 million for the six months ended April 30, 2010. This 13% increase of $0.2 million in the six months ended April 30, 2011 was primarily attributable to a higher harvest volume partially offset by lower prices compared to the same period in fiscal year 2010.

•
Specialty citrus and other crop revenues in the six months ended April 30, 2011 were $2.3 million compared to $1.8 million in the six months ended April 30, 2010. The 28% increase of $0.5 million was due to higher harvest volume and sales prices in fiscal year 2011 compared to fiscal year 2010.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2011 were $25.5 million compared to $23.3 million for the six months ended April 30, 2010, for a 9% increase of $2.2 million. Of this increase, $1.8 million was attributable to increases in our agribusiness costs and $1.2 million was attributable to impairments of real estate development assets. These increases were offset by a $0.8 million decrease in selling, general and administrative expenses.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense.  These costs are discussed further below:

•
Packing costs during the six months ended April 30, 2011 were $4.6 million compared to $3.6 million in the same period of fiscal year 2010. This 28% increase of $1.0 million is primarily attributable to increased volume in fiscal year 2011. We packed and sold 761,000 cartons of lemons in the first six months of fiscal year 2011 compared to 600,000 cartons in the same period of fiscal year 2010. Partially offsetting the increased costs from higher volume, there were no fees paid to Sunkist for sales and marketing services in the six months ended April 30, 2011 compared to $0.4 million of fees for the same period in fiscal year 2010. This is due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011.

•
Harvest costs for the six months ended April 30, 2011 were $2.9 million compared to $2.7 million in the same period of fiscal year 2010. This 7% increase of $0.2 million resulted from higher harvest volumes of Navel oranges, Valencia oranges and specialty citrus in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010. The increase in production of these three citrus varieties was partially offset by decreased harvest volume of avocados during the six months ended April 30, 2011 compared to the same period of fiscal year 2010.

•
Costs related to the lemons we process and sell for third-party growers were $4.3 million in the first six months of fiscal year 2011 compared to $3.7 million in the first six months of fiscal year 2010. The 16% increase of $0.6 million was attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly correlates to amounts expensed and paid to third-party growers.

Selling, general and administrative expenses for the six months ended April 30, 2011 were $5.2 million compared to $6.0 million for the six months ended April 30, 2010. This 13% decrease of $0.8 million was primarily attributable to the following:

•
We incurred a $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers in the first six months of fiscal year 2010. There was no such charge in the first six months of fiscal year 2011.

•
We incurred incremental costs of $0.9 million during the first six months of fiscal year 2010 associated with the filing of our Form 10 and our compliance with other obligations associated with the Securities Exchange Act of 1934. Comparatively, there were $0.4 million of costs associated with our compliance with other obligations associated with the Security Exchange Act of 1934 during the first six months of fiscal year 2011.

•
The decreases noted above were partially offset by a $0.3 million increase in selling expenses due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. During the six months ended April 30, 2010, we incurred $0.4 million of fees to Sunkist for sales and marketing services, which were included in packing costs. There were no such fees in fiscal year 2011.

•
Additionally, the decreases noted above were partially offset by $0.3 million of additional labor and benefits due to an increase in salaries and personnel associated with being a publicly traded company, $0.2 million increase in stock grant expenses due to final vesting of 2008 stock grants and added vesting of 2010 stock grants and $0.2 million of net increases in other selling, general and administrative costs.

Other Income/Expense

Other income (expense) for the six months ended April 30, 2011 was $1.6 million of income compared to $1.0 million of expense for the six months ended April 30, 2010. The $2.6 million increase in net other income is primarily due to a $1.4 million gain on the February 2011 sale of Rancho Refugio/Caldwell Ranch and fair value adjustments on our interest rate swap.

Income Taxes

The Company recorded an estimated income tax benefit of $1.9 million in the first six months of fiscal year 2011 on a pre-tax loss of $5.5 million compared to an estimated income tax benefit of $1.7 million on a pre-tax loss of $4.7 million in the first six months of fiscal year 2010.

Our estimated effective tax rate is 34.7% after certain discrete items, for the first six months of fiscal year 2011 compared to an estimated effective rate of 35.6% for the first six months of fiscal year 2010. The primary reason for this decrease in the estimated effective tax rate is due to an increase in the allowable domestic production deduction in fiscal year 2011 over fiscal year 2010.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations we for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the second quarter and six months ended April 30, 2011 and 2010:

	Quarter Ended April 30,				Six Months Ended April 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues:
Agribusiness	$11,463,000	91%	$12,202,000	92%	$16,338,000	89%	$17,474,000	89%
Rental operations	996,000	8%	962,000	7%	1,966,000	10%	1,917,000	10%
Real estate development	51,000	1%	45,000	1%	107,000	1%	180,000	1%
Total revenues	12,510,000	100%	13,209,000	100%	18,411,000	100%	19,571,000	100%
Costs and expenses:
Agribusiness	9,740,000	69%	8,737,000	72%	17,378,000	68%	15,562,000	67%
Rental operations	532,000	4%	584,000	5%	1,092,000	5%	1,091,000	5%
Real estate development	1,563,000	11%	396,000	3%	1,853,000	7%	723,000	3%
Corporate and other	2,220,000	16%	2,467,000	20%	5,170,000	20%	5,951,000	25%
Total costs and expenses	14,055,000	100%	12,184,000	100%	25,493,000	100%	23,327,000	100%
Operating (loss) income
Agribusiness	1,723,000		3,465,000		(1,040,000)		1,912,000
Rental operations	464,000		378,000		874,000		826,000
Real estate development	(1,512,000)		(351,000)		(1,746,000)		(543,000)
Corporate and other	(2,220,000)		(2,467,000)		(5,170,000)		(5,951,000)
Total operating (loss) income	$(1,545,000)		$1,025,000		$(7,082,000)		$(3,756,000)

Second Quarter of Fiscal Year 2011 Compared to the Second Quarter of Fiscal Year 2010

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the second quarter of fiscal year 2011 our agribusiness segment revenue was $11.5 million compared to $12.2 million for the second quarter of fiscal year 2010. The 6% decrease of $0.7 million primarily reflected lower avocado revenue for the fiscal year 2011 second quarter compared to the fiscal year 2010 second quarter.  The decrease in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the second quarter of fiscal year 2011 was $0.9 million higher than the second quarter of fiscal year 2010.

•	Avocado revenue for the second quarter of fiscal year 2011 was $2.3 million lower than the second quarter of fiscal year 2010.

•	Navel and Valencia orange revenues were similar quarter to quarter at approximately $0.8 million.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2011 were $0.6 million higher than the second quarter of fiscal year 2010.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For the second quarter of fiscal year 2011, our agribusiness costs and expenses were $9.7 million compared to $8.7 million for the second quarter of fiscal year 2010. The 11% increase of $1.0 million primarily consists of the following:

•	Packing costs for the second quarter of fiscal year 2011 were $0.4 million higher than the second quarter of fiscal year 2010.

•	Harvest costs for the second quarter of fiscal year 2011 were $0.3 million lower than the second quarter of fiscal year 2010.

•	Costs related to the lemons we process and sell for third-party growers for the second quarter of fiscal year 2011 were $0.9 million higher than the second quarter of fiscal year 2010.

•	Growing costs were similar quarter to quarter at approximately $2.2 million.

•	Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations had revenues of $1.0 million in the second quarters of fiscal years 2011 and 2010.  All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Expenses in our rental operations segment were approximately $0.4 million in the second quarters of fiscal years 2011 and 2010. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the second quarters of fiscal years 2011 and 2010.

Costs and expenses in our real estate development segment for the second quarter of fiscal year 2011 were $1.2 million higher than the second quarter of fiscal year 2010 due to impairment charges incurred in fiscal year 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the second quarter of fiscal year 2011 were $0.3 million lower than the second quarter of fiscal year 2010. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Six Months Ended April 30, 2011 Compared to the Six Months Ended April 30, 2010

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the six months ended April 30, 2011, our agribusiness segment revenue was $16.3 million compared to $17.5 million for the six months ended April 30, 2010. The 7% decrease of $1.2 million primarily reflected lower avocado revenue for the fiscal year 2011 period compared to the fiscal year 2010 period. The decrease in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the six months ended April 30, 2011 was $0.6 million higher than the six months ended April 30, 2010.

•	Avocado revenue for the six months ended April 30, 2011 was $2.5 million lower than the six months ended April 30, 2010.

•	Navel and Valencia orange revenues for the six months ended April 30, 2011 were $0.2 million higher than the six months ended April 30, 2010.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2011 were $0.5 million higher than the six months ended April 30, 2010.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For the six months ended April 30, 2011, our agribusiness costs and expenses were $17.4 million compared to $15.6 million for the six months ended April 30, 2010. The 12% increase of $1.8 million primarily consists of the following:

•	Packing costs for the six months ended April 30, 2011 were $1.0 million higher than the six months ended April 30, 2010.

•	Harvest costs for the six months ended April 30, 2011 were $0.2 million higher than the six months ended April 30, 2010.

•	Costs related to the lemons we process and sell for third-party growers for the six months ended April 30, 2011 were $0.6 million higher than the six months ended April 30, 2010.

•	Growing costs were similar period to period at approximately $4.9 million.

•	Depreciation expense was similar quarter to quarter at approximately $0.8 million.

Rental Operations

Our rental operations had revenues of approximately $1.9 million in the six months ended April 30, 2011 and 2010.  All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Expenses in our rental operations segment were similar period to period at approximately $0.9 million. Depreciation expense was similar period to period at approximately $0.2 million.

Real Estate Development

Our real estate development segment had $0.1 million of revenue in the six months ended April 30, 2011 compared to $0.2 million in the six months ended April 30, 2010. The $0.2 million of revenue in the first six months of fiscal year 2010 included revenue related to incidental equestrian operations after the November 2009 acquisition of Windfall Investors. There was no such revenue in fiscal year 2011.

Costs and expenses in our real estate development segment for the second quarter of fiscal year 2011 were $1.2 million higher than the second quarter of fiscal year 2010 due to impairment charges incurred in fiscal year 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the six months ended April 30, 2011 were $0.8 million lower than the six months ended April 20, 2010. Depreciation expense was similar period to period at approximately $0.1 million.

Seasonal Operations

Historically, our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended April 30,
	2011	2010
Revenues:
Agribusiness	$45,898,000	$37,705,000
Rental	4,025,000	3,817,000
Real estate development	3,201,000	211,000
Total revenues	53,124,000	41,733,000
Costs and expenses:
Agribusiness	32,952,000	29,113,000
Rental	2,174,000	2,091,000
Real estate development	4,350,000	900,000
Impairments of real estate development assets	3,618,000	6,203,000
Selling, general and administrative	10,233,000	9,262,000
Total costs and expenses	53,327,000	47,569,000
Operating loss	(203,000)	(5,836,000)
Other (expense) income:
Interest expense	(1,435,000)	(1,210,000)
Interest expense from derivative instruments	(908,000)	(564,000)
Gain on sale of Ranch Refugio/Caldwell Ranch	1,351,000	-
Gain on sale of stock in Calavo Growers, Inc.	-	2,729,000
Interest income and other	351,000	448,000
Total other (expense) income	(641,000)	1,403,000
Net loss before income taxes and equity in earnings (losses) in investments	(844,000)	(4,433,000)
Income tax benefit	320,000	1,561,000
Equity in earnings (losses) of investments	276,000	(23,000)
Net loss	$(248,000)	$(2,895,000)

Liquidity and Capital Resources

Overview

The Company’s liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events, and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the six months ended April 30, 2011 and 2010, net cash used by operating activities was $4.8 million and $4.1 million, respectively. The increase of $0.7 million in net cash used by operating activities for the six months ended April 30, 2011 compared to the six months ended April 30, 2010 was primarily attributable to the following components:

•
Net loss for the six months ended April 30, 2011 was $3.6 million compared to $3.0 million for the six months ended April 30, 2010. The increase of $0.6 million in the six months ended April 30, 2011 compared to the same period in fiscal year 2010 was primarily attributable to an increase in operating loss of $3.3 million partially offset by an increase in other income of $2.6 million.

•	Depreciation and amortization remained consistent period to period primarily because the balance of depreciable assets did not change significantly.

•
During the first six months of fiscal year 2011, the Company sold the Ranch Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred in the same period of fiscal year 2010.

•
Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market was $1.2 million for the six months ended April 30, 2011 compared to zero for the same period in fiscal year 2010.

•
Non-cash stock compensation expense was $0.5 million in the six months ended April 30, 2011 compared to $0.2 million in the six months ended April 30, 2010. The first six months of fiscal year 2011 includes the final two months vesting of the 2008 stock grant in addition to six months vesting of the 2010 stock grant. The first six months of fiscal year 2010 includes six months vesting of the 2008 stock grant only.

•
Expense related to officers’ notes receivable forgiveness is a non-cash charge that occurred in the first six months of fiscal year 2010 in connection with the Company’s stock grant program and there was no such charge in the first six months of fiscal year 2011.

•
Non-cash interest income on derivative instruments was $0.5 million for the six months ended April 30, 2011 compared to $0.6 million of expense for the same period in fiscal year 2010. The income is due to a change in the accounting for the Company’s interest rate swap agreements.  In the first five months of fiscal year 2010, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income.  In April 2010, the Company extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement, which disqualified them for hedge accounting and, accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable used $2.4 million in operating cash flows in the six months ended April 30, 2011 compared to using $2.7 million in operating cash flows for the same period in fiscal year 2010. This decrease was primarily the result of a $1.4 million increase in accounts and notes receivable during the first six months of fiscal year 2011 compared to an increase of $1.8 million in accounts and notes receivable during the first six months of fiscal year 2010. This difference was the result of lower agricultural revenue in the first six months of fiscal year 2011 compared to the same period in fiscal year 2010.

•
Cultural costs provided $0.2 million more cash in the six months ended April 30, 2011 compared to the same period in fiscal year 2010 primarily due to a higher balance carried at the beginning of fiscal year 2011 than the beginning of fiscal year 2010.

•
Income taxes receivable used $1.2 million in operating cash flows in the six months ended April 30, 2011 compared to a use of $1.7 million in operating cash flows for the same period in fiscal year 2010. This decrease was primarily the result of a $0.8 million income tax refund received in fiscal year 2011 compared to payments of $0.1 million in fiscal year 2010.

•
Accounts payable and growers payable provided $1.9 million of cash from operating activities in the six months ended April 30, 2011 compared to $1.7 million during the same period in fiscal year 2010. This increase was primarily due to higher volumes of the lemons we processed and sold for third-party growers during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010.

•
Accrued liabilities used $0.4 million in operating cash flows in the six months ended April 30, 2011 compared to $0.7 million during the same period in fiscal year 2010. Accrued bonuses of $0.4 million for fiscal year 2010 were included in accrued liabilities at October 31, 2010 and paid in the six months ended April 30, 2011. There were no accrued bonuses at October 31, 2009 for fiscal year 2009.

•
Other long-term liabilities provided $0.3 million of operating cash flows in the six months ended April 30, 2011 and represents $0.4 million of non-cash pension expense offset by $0.1 million of pension contributions for the period. The use of $4,000 of operating cash flows during the first six months of fiscal year 2010 represents $0.3 million of non-cash pension expense substantially offset by a pension contribution of $0.3 million for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2011, net cash provided used in investing activities was $0.3 million compared to $2.9 million during the same period in fiscal year 2010.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $9.7 million in the first six months of fiscal year 2011, comprised of $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch, $0.9 million for property, plant and equipment and $2.3 million for real estate development projects. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Rancho Refugio/Caldwell Ranch. Capital expenditures were $2.9 million in the first six months of fiscal year 2010, comprised of $1.2 million for property, plant and equipment and $1.7 million for real estate development projects.

Cash Flows from Financing Activities

For the six months ended April 30, 2011, net cash provided by financing activities was $4.9 million compared to $6.4 million for the same period in fiscal year 2010.

The $1.5 million increase in cash flows from financing activities for the first six months of fiscal year 2011 compared to the same period in fiscal year 2010 is primarily due to net borrowings of long-term debt in the amount of $5.8 million in the first six months of fiscal year 2011 compared to net borrowings of $7.2 million in first six months of fiscal year 2010.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA, which we refer to as the Rabobank Credit Facility.  In addition, we have three term loans with Farm Credit West, FLCA, which we refer to as the Farm Credit West Term Loans, and a non-revolving line of credit, which we refer to as the Farm Credit West Line of Credit, with Farm Credit West, PCA. We refer to with Farm Credit West, PCA and Farm Credit West, FLCA collectively, as Farm Credit West.  Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 9 to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Rabobank Revolving Credit Facility

As of April 30, 2011, our outstanding borrowings under the Rabobank Credit Facility were approximately $62.3 million and we had approximately $17.7 million of availability.  The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.74% at April 30, 2011.  We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty.

The Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two, three or five year LIBOR swap rates plus a spread of 1.50%.  At April 30, 2011, the Company has fixed the interest rate at 5.163% based on the three-year LIBOR swap rate utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility.  Additional information regarding the interest rate swaps can be found in Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of April 30, 2011, we had an aggregate of approximately $29.4 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•
Term Loan Maturing November 2022. As of April 30, 2010, we had $6.4 million outstanding under the Farm Credit West term loan that matures in November 2022.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022.  The interest rate resets monthly and was 3.25% at April 30, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing May 2032. As of April 30, 2011, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032.  The interest rate resets monthly and was 3.25% at April 30, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of April 30, 2011, our wholly-owned subsidiary, Windfall Investors, had $9.1 million outstanding under the Farm Credit West term loan that matures in October 2035.  The Company guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in the Company’s consolidated financial statements.  The interest rate on this term loan is fixed at 6.73% until November 2011, at which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures.  This term loan is secured by the Windfall Farms property.

•
Non-Revolving Line of Credit Maturing May 2013. As of April 30, 2011, our wholly-owned subsidiary, Windfall Investors, had $13.0 million outstanding under the Farm Credit West Line of Credit that matures May 2013.  In connection with our acquisition of Windfall Investors in November 2009 we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010.  In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13.0 million non-revolving line of credit that matures in May 2013.  The non-revolving line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013.  The interest rate resets monthly and was 3.50% at April 30, 2011.  The Company guaranteed the payment of all indebtedness under this term loan.  The non-revolving line of credit is secured by all of Windfall Investor’s owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, and certain of the Company’s agricultural properties.

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

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At April 30, 2011, the Company had an interest rate swap agreement which locks in the interest rate on $42.0 million of its $91.7 million in debt at approximately 5.163% until June 2013.  Of the remaining $49.7 million in debt, $40.6 million bears interest at a variable rate, which was 3.50% or less at April 30, 2011 and $9.1 million bears interest at a fixed rate of 6.73% which becomes variable in November 2011. These interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense).  Additional information, regarding the interest rate swaps can be found in Note 10 to the unaudited consolidated financial statements for the period ended April 30, 2011 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents the Company’s contractual obligations at April 30, 2011 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$51,076,000	$151,000	$42,333,000	$382,000	$8,210,000
Variable rate debt (principal)	40,637,000	487,000	34,320,000	1,093,000	4,737,000
Operating lease obligations	8,100,000	1,651,000	2,637,000	1,710,000	2,102,000
Total contractual obligations	$99,813,000	$2,289,000	$79,290,000	$3,185,000	$15,049,000

Interest payments on fixed and variable rate debt	$19,798,000	$3,806,000	$7,559,000	$1,197,000	$7,236,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 9 to the unaudited consolidated financial statements for the period ended April 30, 2011 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2010.

Operating Lease Obligations

The Company has numerous operating lease commitments with remaining terms ranging from less than one year to ten years. The Company has installed a one mega-watt photovoltaic array on one of its agricultural properties located in Ventura County that produces the majority of the power to run its lemon packinghouse.  The construction of this array was financed by Farm Credit Leasing and the Company has a long-term lease with Farm Credit Leasing for this array.  Annual payments for this lease are $0.5 million, and at the end of ten years the Company has an option to purchase the array for $1.1 million.  The Company entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of its agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep-water well pumps located on Company property.  Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years the Company has the option to purchase the array for $1.3 million.  The Company leases pollination equipment under a lease through 2013 with annual payments of $0.1 million.  The Company also leases machinery and equipment for its packing operations and land for its growing operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to the Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Defined Benefit Plan Contributions

As more fully described in Note 14 to our consolidated financial statements for the year ended October 31, 2010 included in our Annual report on Form 10-K, the Company’s Defined Benefit Pension Plan was frozen as of June 30, 2004.  During the six months ended April 30, 2011, the Company made contributions of $0.1 million to such plan.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended April 30, 2011 elsewhere in this Quarterly Report on Form 10-Q for information concerning the Company’s Recently Adopted Accounting Pronouncements.

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

Agribusiness revenue – Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agribusiness revenue recognition guidance related to transactions between patrons and agribusiness marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Real estate development revenue – The Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales (SFAS 66, Accounting for Sales of Real Estate), which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the six months ended April 30, 2011, we capitalized approximately $2.5 million of costs related to our real estate projects and expensed approximately $0.6 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years, we recorded impairment charges of $1.2 million in the second quarter of fiscal year 2011 and $2.4 million, $6.2 million and $1.3 million in fiscal years 2010, 2009 and 2008, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the fiscal quarter ended April 30, 2011, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2011 through February 28, 2011	217	$22.56	–	–
March 1, 2011 through March 31, 2011	36,120	$1.16	–	–
April 1, 2011 through April 30, 2011	–	$–	–	–
Total	36,337		–	–

(1)     We presently have no publicly announced repurchase program in place.  217 shares were acquired from our employees in accordance with our stock-based compensation plans as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award. 36,120 shares were acquired in accordance with the repurchase obligation under a discontinued stock option plan.

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

LIMONEIRA COMPANY

June 8, 2011	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 8, 2011	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)