Form 10-Q
period 2011-07-31
Limoneira CO
filed 2011-09-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).      ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 31, 2011, there were 11,205,241 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements.  Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.  The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements.  Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company and Subsidiaries

Consolidated Balance Sheets (unaudited)

	July 31, 2011	October 31, 2010
Assets
Current assets:
Cash	$10,000	$262,000
Accounts receivable, net	7,166,000	3,393,000
Notes receivable – related parties	-	33,000
Notes receivable	-	161,000
Cultural costs	659,000	1,059,000
Prepaid expenses and other current assets	1,739,000	1,244,000
Income taxes receivable	-	1,241,000
Total current assets	9,574,000	7,393,000
Property, plant, and equipment, net	49,332,000	53,283,000
Real estate development	71,252,000	68,412,000
Equity in investments	8,853,000	9,057,000
Investment in Calavo Growers, Inc.	13,746,000	14,564,000
Notes receivable – related parties	92,000	60,000
Notes receivable	2,427,000	2,154,000
Other assets	4,671,000	4,515,000
Total assets	$159,947,000	$159,438,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,195,000	$2,031,000
Growers payable	1,679,000	871,000
Accrued liabilities	2,632,000	2,810,000
Current portion of long-term debt	645,000	626,000
Total current liabilities	8,151,000	6,338,000
Long-term liabilities:
Long-term debt, less current portion	85,086,000	85,312,000
Deferred income taxes	8,558,000	8,444,000
Other long-term liabilities	6,124,000	7,248,000
Total long-term liabilities	99,768,000	101,004,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2011 and October 31, 2010) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at July 31, 2011 and October 31, 2010)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,205,241 and 11,194,460 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively)	112,000	112,000
Additional paid-in capital	34,704,000	34,735,000
Retained earnings	14,841,000	15,044,000
Accumulated other comprehensive loss	(629,000)	(795,000)
Total stockholders’ equity	52,028,000	52,096,000
Total liabilities and stockholders’ equity	$159,947,000	$159,438,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,

	2011	2010	2011	2010
Revenues:
Agribusiness	$19,910,000	$21,215,000	$36,248,000	$38,689,000
Rental	978,000	964,000	2,944,000	2,881,000
Real estate development	2,314,000	51,000	2,421,000	231,000
Total revenues	23,202,000	22,230,000	41,613,000	41,801,000
Costs and expenses:
Agribusiness	10,518,000	9,503,000	27,896,000	25,065,000
Rental	596,000	534,000	1,688,000	1,625,000
Real estate development	2,613,000	394,000	3,270,000	1,117,000
Impairments of real estate development assets	-	517,000	1,196,000	517,000
Selling, general and administrative	2,226,000	2,288,000	7,396,000	8,239,000
Total costs and expenses	15,953,000	13,236,000	41,446,000	36,563,000
Operating income	7,249,000	8,994,000	167,000	5,238,000
Other income (expense):
Interest expense	(340,000)	(437,000)	(962,000)	(1,256,000)
Interest (expense) income from derivative instruments	(87,000)	(976,000)	428,000	(1,540,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	-	1,351,000	-
Interest income	28,000	27,000	84,000	85,000
Other income (expense), net	155,000	(16,000)	458,000	336,000
Total other income (expense)	(244,000)	(1,402,000)	1,359,000	(2,375,000)
Income before income tax provision and equity in (losses) earnings of investments	7,005,000	7,592,000	1,526,000	2,863,000
Income tax provision	(2,356,000)	(2,704,000)	(447,000)	(1,043,000)
Equity in (losses) earnings of investments	(14,000)	27,000	(35,000)	75,000
Net income	4,635,000	4,915,000	1,044,000	1,895,000
Preferred dividends	(66,000)	(66,000)	(197,000)	(197,000)
Net income applicable to common stock	$4,569,000	$4,849,000	$847,000	$1,698,000

Basic net income per common share	$0.41	$0.43	$0.08	$0.15

Diluted net income per common share	$0.41	$0.43	$0.08	$0.15

Dividends per common share	$0.03	$0.03	$0.09	$0.09

Weighted-average common shares outstanding-basic	11,203,000	11,194,000	11,204,000	11,215,000
Weighted-average common shares outstanding-diluted	11,203,000	11,194,000	11,208,000	11,215,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010

Net income	$4,635,000	$4,915,000	$1,044,000	$1,895,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	135,000	94,000	405,000	282,000
Unrealized holding (losses) gains on available-for-sale securities	(132,000)	1,513,000	(494,000)	1,309,000
Unrealized gains on derivative instruments	81,000	166,000	255,000	260,000
Total other comprehensive income, net of tax	84,000	1,773,000	166,000	1,851,000
Comprehensive income	$4,719,000	$6,688,000	$1,210,000	$3,746,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2011	2010
Operating activities
Net income	$1,044,000	$1,895,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,661,000	1,724,000
Gain on sale of Rancho Refugio/Caldwell Ranch	(1,351,000)	-
Impairments of real estate development assets	1,196,000	517,000
Loss on disposals/sales of assets	90,000	-
Stock compensation expense	643,000	405,000
Expense related to officers’ notes receivable forgiveness	-	687,000
Equity in losses (earnings) of investments	35,000	(75,000)
Amortization of deferred financing costs	20,000	22,000
Non-cash interest (income) expense on derivative instruments	(428,000)	1,540,000
Accrued interest on notes receivable	(69,000)	(69,000)
Donation of common stock	100,000	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,545,000)	(5,916,000)
Cultural costs	400,000	160,000
Prepaid expenses and other current assets	(395,000)	(216,000)
Income taxes receivable	1,241,000	-
Other assets	(165,000)	(67,000)
Accounts payable and growers payable	1,585,000	(293,000)
Accrued liabilities	(296,000)	1,651,000
Other long-term liabilities	448,000	145,000
Net cash provided by operating activities	1,214,000	2,110,000

Investing activities
Capital expenditures	(4,835,000)	(4,105,000)
Acquisition of Rancho Refugio/Caldwell Ranch	(6,510,000)	-
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	9,297,000	-
Net proceeds from sale of 6037 East Donna Circle, LLC	2,080,000	-
Cash distributions from equity investments	257,000	72,000
Equity investment contributions	(88,000)	(17,000)
Investments in water companies	(128,000)	(109,000)
Other	(43,000)	23,000
Net cash provided by (used in) investing activities	30,000	(4,136,000)

Financing activities
Borrowings of long-term debt	24,011,000	24,320,000
Repayments of long-term debt	(24,218,000)	(21,430,000)
Dividends paid – Common	(1,050,000)	(1,052,000)
Dividends paid – Preferred	(197,000)	(197,000)
Repurchase of common stock	(42,000)	-
Other	-	(21,000)
Net cash (used in) provided by financing activities	(1,496,000)	1,620,000

Net decrease in cash	(252,000)	(406,000)
Cash at beginning of period	262,000	607,000
Cash at end of period	$10,000	$201,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,855,000	$2,891,000
Cash paid during the period for income taxes, net of (refunds) received	$(750,000)	$465,000
Non-cash investing and financing transactions:
Unrealized holding loss (gain) on investment in Calavo Growers, Inc.	$818,000	$(2,175,000)
Exchange of stock on officers’ notes receivable forgiveness	$-	$1,228,000
Capital expenditures accrued but not paid at period-end	$242,000	$29,000
Accrued interest on note receivable	$69,000	$69,000
Donation of common stock	$100,000	$-

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

The unaudited interim consolidated financial statements for the three and nine months ended July 31, 2011 and 2010 and balance sheet as of July 31, 2011 included herein have not been audited by an independent registered public accounting firm, but in management’s  opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2011 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the operating results expected for the full fiscal year.

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

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under Calavo brands to its customers primarily in the United States and Canada.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2010-20, Receivables (Topic 310).

This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposure and evaluating the adequacy of its allowance for credit losses.  The ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in an entity’s portfolio of receivables, how the risk is analyzed in arriving at an allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU was issued July 2010 and is effective for interim and annual reporting periods beginning after June 15, 2011, as amended by ASU 2011-01. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s first quarter of fiscal year ending April 30, 2012. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2011 presentation. The significant reclassifications to the consolidated balance sheet as of October 31, 2010 were comprised of $161,000 of current assets of discontinued operations to notes receivable and $253,000 of non-current assets of discontinued operations to deferred income taxes. The significant reclassifications to the consolidated statements of operations of agribusiness costs to selling, general and administrative expenses for the three and nine months ended July 31, 2010 were $49,000 and $171,000, respectively.

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

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

4. Fair Value Measurements (continued)

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2011, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$13,746,000	$–	$–	$13,746,000
Liabilities at fair value:
Derivatives	$–	$2,597,000	$–	$2,597,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2011 and October 31, 2010 was $20.67 per share and $21.90 per share, respectively.

Derivatives consist of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. At July 31, 2011 and October 31, 2010 the allowances totaled $122,000.

The Company’s primary concentration of credit risk at July 31, 2011 consists of $2,591,000 due from Calavo for its purchase of avocados which was paid in August 2011. The Company sells all of its avocado production to Calavo.

6. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2011	October 31, 2010
East Areas 1 and 2	$43,344,000	$40,401,000
Templeton Santa Barbara, LLC	9,325,000	10,318,000
Windfall Investors, LLC	18,583,000	17,693,000
Total included in real estate development assets	$71,252,000	$68,412,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended July 31, 2011 and 2010, the Company capitalized $945,000 and $605,000, respectively, of costs related to these projects. During the nine months ended July 31, 2011 and 2010, the Company capitalized $2,943,000 and $1,937,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $14,000 and $16,000 in the three months ended July 31, 2011 and 2010, respectively, and $70,000 and $41,000 in the nine months ended July 31, 2011 and 2010, respectively.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The carrying value of Centennial at July 31, 2011 was $2,433,000, net of a second quarter 2011 impairment charge of $261,000. The carrying value of Pacific Crest at July 31, 2011 was $2,800,000, net of a second quarter 2011 impairment charge of $336,000. The carrying value of Sevilla at July 31, 2011 was $4,092,000, net of a second quarter 2011 impairment charge of $396,000. The fiscal year 2011 impairment charges were based on results from independent appraisals which indicated that the fair values of the projects were less than the carrying values.

During the three months ended July 31, 2011 and 2010, the Company capitalized zero costs related to these real estate development projects. During the nine months ended July 31, 2011 and 2010, the Company capitalized zero and $208,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $62,000 and $89,000 in the three months ended July 31, 2011 and 2010, respectively, and $179,000 and $206,000 in the nine months ended July 31, 2011 and 2010, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company has made $88,000 of cash contributions to East Ridge during the nine months ended July 31, 2011 for property taxes. Since the Company has significant influence on, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s July 31, 2011 and October 31, 2010 consolidated balance sheets.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development assets. During the three months ended July 31, 2011 and 2010, the Company capitalized $360,000 and $323,000, respectively, of costs related to this real estate development project. During the nine months ended July 31, 2011 and 2010, the Company capitalized $890,000 and $554,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $216,000 and $244,000, in the three months ended July 31, 2011 and 2010, respectively, and $568,000 and $640,000 in the nine months ended July 31, 2011 and 2010, respectively.

Arizona Development Projects

In fiscal year 2007, the Company and Bellagio Builders, LLC, an Arizona limited liability company, formed a limited liability company, 6037 East Donna Circle, LLC (“Donna Circle”), with the sole purpose of constructing and marketing an approximately 7,500 square foot luxury home in Paradise Valley, Arizona. In fiscal year 2009, Donna Circle was completed, and the Company executed a two-year lease agreement for the property with a third party. This lease agreement expired in March 2011.

In May 2011, the Company sold the Donna Circle property for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at the time of the sale was $2,080,000, net of a second quarter 2011 impairment charge of $203,000. The impairment charge was the result of a decrease in the selling price which indicated that the fair value of the Donna Circle property was less than its carrying value.

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

The changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company.  In the three and nine months ended July 31, 2011, the Company recorded total unrealized holding losses of $219,000 and $818,000, respectively, due to the change in the market value of the Company’s remaining 665,000 shares of Calavo common stock at July 31, 2011. In the three and nine months ended July 31, 2010, the Company recorded total unrealized holding gains of $2,514,000 and $2,175,000, respectively, due to the change in the market value of the Company’s remaining 665,000 shares of Calavo common stock at July 31, 2010.

8. Notes Receivable

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from related parties of $92,000 and $93,000 at July 31, 2011 and October 31, 2010, respectively. Interest income on notes receivable from related parties was not significant during the three and nine month periods ended July 31, 2011 and 2010.

In connection with the 2004 sale of a parcel of land in Morro Bay, California, the Company has recorded a note receivable and accrued interest from the buyer of $1,857,000 and $1,804,000 at July 31, 2011 and October 31, 2010, respectively. Interest income was $23,000 for each of the three months periods ended July 31, 2011 and 2010. Interest income was $69,000 for each of the nine month periods ended July 31, 2011 and 2010. The note is secured by a deed of trust and is subordinate to bank financing on the property. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 2014 to April 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. The note provides for repayment, which is subordinate to the bank financing, that is based on a percentage of net operating cash flows of the underlying orchard as defined in the note, ranging from 35% through 2014 and 50% until repaid or the due date. The note and accrued interest is being recorded in noncurrent notes receivable in the Company’s consolidated balance sheets.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2011	October 31, 2010
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at July 31, 2011 and October 31, 2010. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.19% at July 31, 2011 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$56,503,000	$56,952,000

Farm Credit West term loan secured by property with a net book value of $11,641,000 at July 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at July 31, 2011. The loan is payable in quarterly installments through November 2022.	6,322,000	6,658,000

Farm Credit West term loan secured by property with a net book value of $11,641,000 at July 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at July 31, 2011. The loan is payable in monthly installments through May 2032.	900,000	922,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,832,000 at July 31, 2011 and $3,814,000 at October 31, 2010. The interest rate is variable and was 3.50% at July 31, 2011. Interest is payable monthly and the principal is due in full in May 2013.	12,966,000	12,257,000

Farm Credit West term loan secured by property with a net book value of $18,583,000 at July 31, 2011 and $17,693,000 at October 31, 2010. The interest rate is fixed at 6.73% until November 2011, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,040,000	9,149,000

Subtotal	85,731,000	85,938,000
Less current portion	645,000	626,000
Total long-term debt, less current portion	$85,086,000	$85,312,000

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

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	July 31, 2011	October 31, 2010	July 31, 2011	October 31, 2010
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$2,597,000	$3,450,000

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000.  The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) from derivative instruments over the remaining period of the original swap agreements. Amortization for the three and nine month periods ended July 31, 2011 was $136,000 and $425,000, respectively. Amortization for the three and nine months ended July 31, 2010 was $276,000. The remaining accumulated other comprehensive loss balance is $1,039,000, net of amortization of $976,000 at July 31, 2011.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010.  Therefore, mark to market adjustments to the underlying fair value liability are being recorded in interest income (expense) from derivative instruments and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three and nine month periods ended July 31, 2011 resulted in non-cash interest income of $49,000 and $853,000, respectively. The mark to market adjustments recognized by the Company during the three and nine month periods ended July 31, 2010 resulted in non-cash interest expense of $700,000 and $1,264,000, respectively.

11. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. Diluted weighted-average shares were zero for the three months periods ended July 31, 2011 and 2010 and 4,000 and zero for the nine months ended July 31, 2011 and 2010, respectively. The Series B convertible preferred shares are anti-dilutive.

12. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $119,000 and $121,000 of rental income from employees in the three months ended July 31, 2011 and 2010, respectively. The Company recorded $381,000 and $388,000 of rental income from employees in the nine months ended July 31, 2011 and 2010, respectively. There were no rental payments due from employees at July 31, 2011 and October 31, 2010.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company purchased water and water delivery services from such mutual water companies, in aggregate, of $131,000 and $130,000 in the three months ended July 31, 2011 and 2010, respectively. The Company purchased water and water delivery services from such mutual water companies, in aggregate, of $531,000 and $445,000 in the nine months ended July 31, 2011 and 2010, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $54,000 and $49,000 at July 31, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Related-Party Transactions (continued)

The Company has a presence on the Board of Directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $474,000 and $362,000 from the association in the three months ended July 31, 2011 and 2010, respectively. The Company purchased services and supplies of $951,000 and $839,000 from the association in the nine months ended July 31, 2011 and 2010, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $41,000 and $69,000 at July 31, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

The Company has invested $300,000 in the career of Charlie Kimball, an IndyCar Series race car driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal year 2010, whereby $200,000 of the total $300,000 of investment is to be repaid no later than August 2011 and is included in prepaid expenses and other current assets at July 31, 2011 and October 31, 2010. Included in other assets in the Company’s consolidated balance sheets is the long-term investment of $100,000 at October 31, 2010. The Company exercised its repayment option in January 2011 whereby the remaining $100,000 of the investment is to be repaid no later than January 2012. This balance is included in the prepaid expense and other current assets at July 31, 2011. The Company received $200,000 during August 2011.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of zero and $116,000 during the three months ended July 31, 2011 and 2010, respectively. The general contractor provided services of zero and $299,000 during the nine months ended July 31, 2011 and 2010, respectively. Payments due to the general contractor were zero and $62,000 at July 31, 2011 and October 31, 2010, respectively, and are included in accounts payable in the Company’s consolidated balance sheets.

In the nine months ended July 31, 2011 and 2010, the Company recorded dividend income of $366,000 and $333,000, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $6,299,000 and $7,682,000 for the three months ended July 31, 2011 and 2010, respectively, and $6,674,000 and $10,561,000 for the nine months ended July 31, 2011 and 2010, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $2,591,000 receivable by the Company from Calavo at July 31, 2011 and no amounts were receivable at October 31, 2010. Additionally, the Company leases office space to Calavo and received rental income of $65,000 and $57,000 in the three month periods ended July 31, 2011 and 2010, respectively. The Company received rental income from Calavo of $187,000 and $171,000 in the nine month periods ended July 31, 2011 and 2010, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

13. Income Taxes

The Company’s projected annual effective tax rate for fiscal year 2011 is approximately 34.3%. As such, a 33.7% effective tax rate, after certain discrete items, was utilized by the Company for the third quarter of fiscal year 2011 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the three and nine month periods ended July 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2011 and October 31, 2010.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $228,000 and $300,000 during the nine month periods ended July 31, 2011 and 2010, respectively.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended July 31 were as follows:

	2011	2010

Service cost	$37,000	$37,000
Interest cost	213,000	210,000
Expected return on plan assets	(248,000)	(255,000)
Recognized actuarial loss	224,000	156,000
Net periodic pension cost	$226,000	$148,000

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the nine months ended July 31 were as follows:

	2011	2010

Service cost	$111,000	$111,000
Interest cost	638,000	630,000
Expected return on plan assets	(745,000)	(764,000)
Recognized actuarial loss	673,000	469,000
Net periodic pension cost	$677,000	$446,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Stockholders’ Equity

As of July 31, 2011, there are 15,310 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $28,000 at July 31, 2011. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. In March 2011, the Company repurchased 36,120 shares for approximately $42,000 in accordance with this repurchase obligation. Additionally, reductions of stock-based compensation of approximately $4,000 and $82,000 were recorded in the nine month periods ended July 31, 2011 and 2010, respectively, to reflect the fair value of the repurchase obligation. The repurchase obligation of $28,000 and $74,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at July 31, 2011 and October 31, 2010, respectively.

In connection with the Company’s stock-based compensation plans, $1,519,000 of notes receivable from three officers of the Company were included in “current notes receivable – related parties” in the Company’s consolidated balance sheet at October 31, 2009. In December 2009, the officers’ notes receivable and accrued interest were reduced by $1,020,000 through the exchange of 6,756 shares of Company stock with a fair market value of $150.98 per share (at the date of the exchange) that were held by the officers of the Company.  The remaining officers’ notes receivable and accrued interest of $687,000 was forgiven by the Company resulting in compensation expense recorded in the nine months ended July 31, 2010.  The Company also recognized compensation expense of $603,000 during the nine months ended July 31, 2010 representing additional compensation paid by the Company to the officers relating to the officers’ payroll taxes on the notes receivable forgiveness.

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

In January 2011, 62,287 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2010 financial performance. This resulted in total compensation expense of approximately $1,773,000, with $591,000 recognized in the year-ended October 31, 2010 and the balance to be recognized equally over the next two years as the shares vest. The Company recognized $140,000 and $118,000 of stock-based compensation to management during the three months ended July 31, 2011 and 2010, respectively. The Company recognized $467,000 and $352,000 of stock-based compensation to management during the nine months ended July 31, 2011 and 2010, respectively.

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

In January 2011, 7,983 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans for fiscal year 2011 compensation. The Company recognized zero and $45,000 of stock-based compensation to non-employee directors during the three months ended July 31, 2011 and 2010, respectively. The Company recognized $180,000 and $135,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2011 and 2010, respectively.

On June 30, 2011, the Company donated common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation, which donation was comprised of 4,427 unregistered shares of the Company’s common stock with a per share value of $22.59 on the donation date, or an aggregate of approximately $100,000.  The Museum intends to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.  The value of the donation is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Segment information for the three months ended July 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$19,910,000	$978,000	$2,314,000	$–	$23,202,000
Costs and expenses	10,518,000	596,000	2,613,000	2,226,000	15,953,000
Operating income (loss)	$9,392,000	$382,000	$(299,000)	$(2,226,000)	$7,249,000

Segment information for the three months ended July 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$21,215,000	$964,000	$51,000	$–	$22,230,000
Costs and expenses	9,503,000	534,000	394,000	2,288,000	12,719,000
Impairment of real estate assets	–	–	517,000	–	517,000
Operating income (loss)	$11,712,000	$430,000	$(860,000)	$(2,288,000)	$8,994,000

The following table sets forth revenues by category, by segment for the three months ended:
	July 31, 2011	July 31, 2010
Agribusiness:
Lemons	$11,447,000	$10,711,000
Avocados	6,299,000	7,682,000
Navel and Valencia oranges	1,537,000	1,805,000
Specialty citrus and other crops	627,000	1,017,000
Agribusiness revenues	19,910,000	21,215,000

Rental operations:
Residential and commercial	546,000	537,000
Leased land	379,000	375,000
Organic recycling	53,000	52,000
Rental operations revenues	978,000	964,000

Real estate development revenues	2,314,000	51,000
Total revenues	$23,202,000	$22,230,000

Limoneira Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Segment Information (continued)

Segment information for the nine months ended July 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$36,248,000	$2,944,000	$2,421,000	$–	$41,613,000
Costs and expenses	27,896,000	1,688,000	3,270,000	7,396,000	40,250,000
Impairment of real estate assets	–	–	1,196,000	–	1,196,000
Operating income (loss)	$8,352,000	$1,256,000	$(2,045,000)	$(7,396,000)	$167,000

Segment information for the nine months ended July 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$38,689,000	$2,881,000	$231,000	$–	$41,801,000
Costs and expenses	25,065,000	1,625,000	1,117,000	8,239,000	36,046,000
Impairment of real estate assets	–	–	517,000	–	517,000
Operating income (loss)	$13,624,000	$1,256,000	$(1,403,000)	$(8,239,000)	$5,238,000

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2011	July 31, 2010
Agribusiness:
Lemons	$23,355,000	$21,975,000
Avocados	6,674,000	10,561,000
Navel and Valencia oranges	3,330,000	3,376,000
Specialty citrus and other crops	2,889,000	2,777,000
Agribusiness revenues	36,248,000	38,689,000

Rental operations:
Residential and commercial	1,661,000	1,608,000
Leased land	1,140,000	1,126,000
Organic recycling	143,000	147,000
Rental operations revenues	2,944,000	2,881,000

Real estate development revenues	2,421,000	231,000
Total revenues	$41,613,000	$41,801,000

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

18. Contingencies

During July 2011, the Company received a claim from Sunkist requesting a $586,000 refund of fiscal year 2010 lemon by-products revenue. Sunkist offered to settle the claim through the assignment by the Company of future dividends the Company receives from Fruit Growers Supply in an amount equal to the claim. The Company has been allocated approximately $1,293,000 in future dividends by Fruit Growers Supply. Such dividends are not recognized by the Company as income until received, as payment requires annual approval by the board of directors of Fruit Growers Supply. The Company is evaluating the claim and believes the ultimate resolution of the matter will not have a material impact on its consolidated financial statements.

19. Subsequent Events

The Company has evaluated events subsequent to July 31, 2011 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Based upon this evaluation, no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 87% of our consolidated revenues for the nine months ended July 31, 2011, and 87%, 89% and 93% of our fiscal year 2010, 2009 and 2008 consolidated revenues, respectively.  Prior to November 1, 2010, our lemons were primarily marketed by Sunkist, with the vast majority of our domestic lemon and specialty citrus orders processed through the Sunkist network.  On November 1, 2010, we began marketing and selling our lemons directly to our food service, wholesale and retail customers throughout North America, Asia and certain other international markets. Our other citrus products continue to be processed and sold through Sunkist and another third-party packinghouse.

During the three months ended July 31, 2011, total lemon sales of approximately $11.4 million were comprised of approximately $10.4 million (93%) in domestic sales, $1.0 million (7%) in sales to domestic exporters and zero in international sales. During the nine months ended July 31, 2011, total lemon sales of approximately $23.4 million were comprised of approximately $19.2 million (82%) in domestic sales, $3.7 million (16%) in sales to domestic exporters and $0.5 million (2%) in international sales.

Historically, our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Growing costs in our agribusiness segment tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low or high temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season.  We believe we have a competitive advantage by operating our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed.  As a result, cost per carton is a function of fruit throughput.  While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from third-party growers.  Because the fresh utilization rate for our lemons, or the percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from third-party growers if we determine their lemons are of high quality.

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

In addition to growing lemons and avocados, we also grow oranges and specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons.  We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends.  For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased.  As a result, we have focused our orange production on high quality late season Navel and Valencia oranges primarily for export to Japan, China and South Korea, which are typically highly profitable niche markets.  We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits.  Because we carefully monitor the respective markets of specialty citrus and other crops, we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Rental Operations

Our rental operations segment represented approximately 7% of our consolidated revenues for the nine months ended July 31, 2011, and 7%, 11% and 7% of our fiscal year 2010, 2009 and 2008 consolidated revenues, respectively.  Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base.  In addition, our leased land business provides us with a typically profitable diversification.  Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 6% of our consolidated revenues for the nine months ended July 31, 2011, 6% of our fiscal year 2010 consolidated revenues and did not generate any significant revenues in fiscal year 2009 or 2008. We recognize that long-term strategies are required for successful real estate development activities.  We plan to redeploy any financial gains into other income producing real estate as well as additional agricultural properties.

Recent Developments

On February 3, 2011, we completed the exercise of the purchase option contained in our lease of the Rancho Refugio/Caldwell Ranch, which allowed us to acquire the property for a purchase price of $6,510,000. Concurrently with the close of our purchase option, we sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was $1,351,000, net of the $6,510,000 purchase price, $1,436,000 remaining capitalized in leasehold improvements and $703,000 of selling and transaction costs. The net cash realized from the transaction was $2,787,000.

In March 2011, the Ventura County Local Area Formation Committee (“LAFCO”) approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula. Per the Pre-Annexation and Development Agreement between the City of Santa Paula and the Company, a $500,000 Development Agreement Contribution was made to the City of Santa Paula and was capitalized as a cost of this real estate development project.

On June 28, 2011, we declared a $0.03125 per share dividend paid on July 15, 2011 in the aggregate amount of $350,000 to common shareholders of record on July 11, 2011.

In May 2011, we sold our Donna Circle property for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at April 30, 2011 was $2,080,000, net of a second quarter 2011 impairment charge of $203,000. The impairment charge was the result of a decrease in the selling price which indicated that the fair value of the Donna Circle property was less than its carrying value at April 30, 2011. The property was classified as property, plant and equipment at October 31, 2010.

In August 2011, we filed a Registration Statement on Form S-3 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended. Utilizing a “shelf” registration process, we registered common stock, par value $0.01 per share, which may be offered and sold in one or more offerings at indeterminate prices for a maximum aggregate offering price of up to $100,000,000.

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31, 2011 and 2010:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Agribusiness	$19,910,000	$21,215,000	$36,248,000	$38,689,000
Rental	978,000	964,000	2,944,000	2,881,000
Real estate development	2,314,000	51,000	2,421,000	231,000
Total revenues	23,202,000	22,230,000	41,613,000	41,801,000
Costs and expenses:
Agribusiness	10,518,000	9,503,000	27,896,000	25,065,000
Rental	596,000	534,000	1,688,000	1,625,000
Real estate development	2,613,000	394,000	3,270,000	1,117,000
Impairments of real estate development assets	-	517,000	1,196,000	517,000
Selling, general and administrative	2,226,000	2,288,000	7,396,000	8,239,000
Total costs and expenses	15,953,000	13,236,000	41,446,000	36,563,000
Operating income:
Agribusiness	9,392,000	11,712,000	8,352,000	13,624,000
Rental	382,000	430,000	1,256,000	1,256,000
Real estate development	(299,000)	(860,000)	(2,045,000)	(1,403,000)
Selling, general and administrative	(2,226,000)	(2,288,000)	(7,396,000)	(8,239,000)
Operating income	7,249,000	8,994,000	167,000	5,238,000
Other income (expense):
Interest expense	(340,000)	(437,000)	(962,000)	(1,256,000)
Interest income (expense) from derivative instruments	(87,000)	(976,000)	428,000	(1,540,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	-	1,351,000	-
Interest income and other	183,000	11,000	542,000	421,000
Total other income (expense)	(244,000)	(1,402,000)	1,359,000	(2,375,000)
Income tax provision	(2,356,000)	(2,704,000)	(447,000)	(1,043,000)
Equity in (losses) earnings of investments	(14,000)	27,000	(35,000)	75,000
Net income	$4,635,000	$4,915,000	$1,044,000	$1,895,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate our results of operations between periods on a more comparable basis.  Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to the Company and may not be consistent with methodologies used by other companies.  EBITDA and adjusted EBITDA are summarized and reconciled to net income which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Net income	$4,635,000	$4,915,000	$1,044,000	$1,895,000
Total interest expense, net	427,000	1,413,000	534,000	2,796,000
Income taxes	2,356,000	2,704,000	447,000	1,043,000
Depreciation and amortization	561,000	566,000	1,661,000	1,724,000
EBITDA	7,979,000	9,598,000	3,686,000	7,458,000
Impairments of real estate development assets	-	517,000	1,196,000	517,000
Adjusted EBITDA	$7,979,000	$10,115,000	$4,882,000	$7,975,000

Third Quarter Fiscal Year 2011 Compared to Third Quarter Fiscal Year 2010

Revenues

Total revenue for the third quarter of fiscal year 2011 was $23.3 million compared to $22.2 million for the third quarter of fiscal year 2010. The 5% increase of $1.1 million was primarily the result of increased real estate development revenues, partially offset by a decrease in agricultural revenues, as detailed below:

•
Real estate revenues for the third quarter of fiscal year 2011 were $2.3 million compared to $0.1 million for the third quarter of fiscal year 2010. The $2.2 million increase was primarily due to the sale of our Donna Circle property in Arizona.

•
Lemon revenue for the third quarter of fiscal year 2011 was $11.4 million compared to $10.7 million for the third quarter of fiscal year 2010. The $0.7 million increase was primarily a result of increased sales prices for lemon by-products in fiscal year 2011. In the third quarter of fiscal year 2011, $0.9 million of lemon by-products were sold at an average per ton price of $185 compared to $0.3 million sold at an average per ton price of $35 in the third quarter of fiscal year 2010. Additionally, during the three months ended July 31, 2011 and 2010, fresh lemon sales were $10.5 million and $10.4 million, respectively, on 670,000 and 573,000 cartons of lemons sold at average per carton prices of $15.67 and $18.15.

•
Avocado revenue for the third quarter of fiscal year 2011 was $6.3 million compared to $7.7 million for the third quarter of fiscal year 2010. The $1.4 million decrease was primarily due to decreased harvest volume in fiscal year 2011. The California avocado crop typically experiences alternating years of high and low production due to plant physiology and fiscal year 2010 produced an especially high volume of avocados with 17.7 million pounds in the full year. In the third quarter of fiscal year 2011, 3.8 million pounds of avocados were harvested and sold at an average price per pound of $1.66 compared to 12.4 million pounds of avocados harvested and sold at an average price per pound of $0.62 in the third quarter of fiscal year 2010.

•
Navel and Valencia orange revenues for the third quarter of fiscal year 2011 were $1.5 million compared to $1.8 million for the third quarter of fiscal year 2011. The $0.3 million decrease was primarily due to decreased harvest volume in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

•
Specialty citrus and other crop revenues for the third quarter of fiscal year 2011 were $0.6 million compared to $1.0 million for the third quarter of fiscal year 2010. The $0.4 million decrease was primarily due to decreased harvest volume in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

Costs and Expenses

Total costs and expenses for the third quarter of fiscal year 2011 were $16.0 million compared to $13.2 million for the third quarter of fiscal year 2010, for a 21% increase of $2.8 million. Of this increase, $1.0 million was attributable to increases in our agribusiness costs and $2.2 million was attributable to real estate development costs. These increases were offset by a $0.5 million decrease in impairments of real estate development assets.

Agribusiness costs include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense.  These costs are discussed further below:

•
Packing costs during the third quarter of fiscal year 2011 were $3.0 million compared to $2.6 million in the third quarter of fiscal year 2010. This 15% increase of $0.4 million is primarily attributable to increased lemon sales volume in fiscal year 2011. We packed and sold 670,000 cartons of lemons in the third quarter of fiscal year 2011 compared to 573,000 cartons in the same period of fiscal year 2010. Packing costs per carton sold were $4.48 and $4.54 for the third quarter of fiscal year 2011 and 2010, respectively. Partially offsetting the increased costs from higher volume, there were no fees paid to Sunkist for sales and marketing services in the third quarter of fiscal year 2011 compared to $0.3 million of fees in the third quarter of fiscal year 2010. This is due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011.

•
Harvest costs for the third quarter of fiscal year 2011 were $2.0 million compared to $3.0 million for the third quarter of fiscal year 2010. This 33% decrease of $1.0 million primarily resulted from lower harvest volume of avocados in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

•
Growing costs for the third quarter of fiscal year 2011 were $3.4 million compared to $2.9 million for the third quarter of fiscal year 2010. The $0.5 million increase was primarily due to increased costs for fertilization and expenses related to orchard redevelopment.

•
Costs related to the lemons we process and sell for third-party growers were $1.6 million in the third quarter of fiscal year 2011 compared to $0.6 million in the third quarter of fiscal year 2010. The $1.0 million increase was attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly correlates to amounts expensed and paid to third-party growers.

Real estate development costs for the third quarter of fiscal year 2011 were $2.6 million compared to $0.4 million for the third quarter of fiscal year 2010. The $2.2 million increase is primarily due to costs on the sale of our Donna Circle property in Arizona. Offsetting this increase, there were no impairments of real estate development assets in the third quarter of fiscal year 2011 compared to a $0.5 million impairment recognized in the same period in fiscal year 2010.

Other Income/Expense

Other income/expense for the third quarter of fiscal year 2011 was $0.2 million of expense compared to $1.4 million of expense for the third quarter of fiscal year 2010. The $1.2 million decrease in expense is primarily due to a $0.2 million reimbursement for a 1995 water distribution project and fair value adjustments on our interest rate swap.

Income Taxes

We recorded an estimated income tax provision of $2.4 million in the third quarter of fiscal year 2011 on pre-tax earnings of $7.0 million compared to an estimated income tax provision of $2.7 million on pre-tax earnings of $7.6 million in the third quarter of fiscal year 2010.

Our projected annual effective tax rate for fiscal year 2011 is 34.3% at July 31, 2011, resulting in a 33.7% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2011. In comparison, our projected annual effective tax rate was 36.8% at July 31, 2010, resulting in a 35.5% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2010.

Nine Months Ended July 31, 2011 Compared to the Nine Months Ended July 31, 2010

Revenues

Total revenue for the nine months ended July 31, 2011 was $41.6 million compared to $41.8 million for the nine months ended July 31, 2010. The decrease of $0.2 million was primarily the result of decreased agricultural revenues partially offset by an increase in real estate development revenues, as detailed below:

•
Lemon revenue was $23.4 million for the nine months ended July 31, 2011 compared to $22.0 million for the nine months ended July 31, 2010. The $1.4 million increase was primarily a result of increased sales prices for lemon by-products in fiscal year 2011. In the nine months of fiscal year 2011, $2.1 million of lemon by-products were sold at an average per ton price of $184 compared to $0.5 million sold at an average per ton price of $35 in the nine months of fiscal year 2010. Offsetting this increase, during the nine months ended July 31, 2011 and 2010 fresh lemon sales were $21.3 million and $21.5 million, respectively, on 1,431,000 and 1,173,000 cartons of lemons sold at average per carton prices of $14.88 and $18.33, respectively.

•
Avocado revenue for the nine months ended July 31, 2011 was $6.7 million compared to $10.6 million for the nine months ended July 31, 2010. The $3.9 million decrease was primarily due to decreased harvest volumes in the nine months ended July 31, 2011. The California avocado crop typically experiences alternating years of high and low production due to plant physiology, and fiscal year 2010 produced an especially high volume of avocados with 18.8 million pounds in the full year. In the nine months ended July 31, 2011, 4.2 million pounds of avocados were harvested and sold at an average price per pound of $1.60 compared to 16.5 million pounds of avocados harvested and sold at an average price per pound of $0.64 during the same period in fiscal year 2010.

•
Navel and Valencia orange revenues for the nine months ended July 31, 2011 were $3.3 million compared to $3.4 million for the nine months ended July 31, 2010. The $0.1 million decrease was primarily due to decreased harvest volume during the nine months ended July 31, 2011 compared to the same period in fiscal year 2010.

•
Specialty citrus and other crop revenues in the nine months ended July 31, 2011 were $2.9 million compared to $2.8 million in the nine months ended July 31, 2010. The $0.1 million increase was primarily due to higher prices for fruit sold during fiscal year 2011 compared to fiscal year 2010.

•
Real estate development revenues for the nine months ended July 31, 2011 were $2.4 million compared to $0.2 million for the nine months ended July 31, 2010. The $2.2 million increase was primarily due to the sale of our Donna Circle property in Arizona.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2011 were $41.4 million compared to $36.6 million for the nine months ended July 31, 2010, for a 13% increase of $4.8 million. Of this increase, $2.8 million was attributable to increases in our agribusiness costs, $2.2 million was attributable to increases in our real estate development costs and $0.7 million was attributable to an increase in impairments of real estate development assets. These increases were partially offset by a $0.8 million decrease in selling, general and administrative expenses.

Agribusiness costs include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense.  These costs are discussed further below:

•
Packing costs during the nine months ended July 31, 2011 were $7.6 million compared to $6.2 million in the same period of fiscal year 2010. This 23% increase of $1.4 million is primarily attributable to increased lemon sales volume in the nine months ended July 31, 2011. We packed and sold 1,431,000 cartons of lemons in the nine months of fiscal year 2011 compared to 1,173,000 cartons in the same period of fiscal year 2010. Packing costs per carton sold were $5.31 and $5.29 for the nine months ended July 31, 2011 and 2010, respectively. Partially offsetting the increased costs from higher volume, there were no fees paid to Sunkist for sales and marketing services in the nine months ended July 31, 2011 compared to $0.7 million of fees for the same period in fiscal year 2010. This is due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011.

•
Harvest costs for the nine months ended July 31, 2011 were $4.9 million compared to $5.7 million in the same period of fiscal year 2010. This 14% decrease of $0.8 million primarily resulted from lower harvest volumes of avocados in the nine months of fiscal year 2011 compared to the nine months of fiscal year 2010. In the nine months ended July 31, 2011, 4.2 million pounds of avocados were harvested compared to 16.5 million pounds of avocados harvested during the same period in fiscal year 2010.

•
Growing costs during the nine months ended July 31, 2011 were $8.3 million compared to $7.7 million in the same period of fiscal year 2010. This 8% increase of $0.6 million was primarily due to increased amortization of inventoried cultural costs, and increased costs for fertilization and expenses related to orchard redevelopment.

•
Costs related to the lemons we process and sell for third-party growers were $5.9 million in the nine months of fiscal year 2011 compared to $4.3 million in the nine months of fiscal year 2010. The 37% increase of $1.6 million was attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly correlates to amounts expensed and paid to third-party growers.

Real estate development costs for the nine months ended July 31, 2011 were $3.3 million compared to $1.1 million for the nine months ended July 31, 2010. The increase of $2.2 million is primarily due to costs on the sale of our Donna Circle property in Arizona. Additionally, impairments of real estate development assets during the nine months ended July 31, 2011 were $1.2 million compared to $0.5 million in the same period in fiscal year 2010. The fiscal year 2011 impairments reflect $1.0 million of write-downs related to our Templeton Santa Barbara, LLC projects. There were no impairments of these projects during the nine months ended July 31, 2010.

Selling, general and administrative expenses for the nine months ended July 31, 2011 were $7.4 million compared to $8.2 million for the nine months ended July 31, 2010. This 10% decrease of $0.8 million was primarily attributable to the following:

•
We incurred a $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers in the nine months of fiscal year 2010. There was no such charge in the nine months of fiscal year 2011.

•
We incurred incremental costs of $1.3 million during the nine months of fiscal year 2010 associated with the filing of our Form 10 and our compliance with other obligations associated with the Securities Exchange Act of 1934. Comparatively, there were $0.5 million of costs associated with our compliance with obligations associated with the Securities Exchange Act of 1934 during the nine months of fiscal year 2011.

•
The decreases noted above were partially offset by a $0.4 million increase in selling expenses due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. In years prior to fiscal 2011, when we operated under the Sunkist license agreement, Sunkist provided certain sales and marketing services for which it charged a service fee that was included in packing costs and was $0.7 million during the nine months ended July 31, 2010.

•
Additionally, the decreases noted above were partially offset by $0.3 million of additional labor and benefits due to an increase in salaries and personnel associated with being a publicly traded company, $0.2 million increase in stock grant expenses due to final vesting of 2008 stock grants and added vesting of 2010 stock grants and $0.4 million of net increases in other selling, general and administrative costs.

Other Income/Expense

Other income (expense) for the nine months ended July 31, 2011 was $1.4 million of income compared to $2.4 million of expense for the nine months ended July 31, 2010. The $3.8 million increase in net other income is primarily due to a $1.4 million gain on the February 2011 sale of Rancho Refugio/Caldwell Ranch, a $0.2 million reimbursement for a 1995 water distribution project and fair value adjustments on our interest rate swap.

Income Taxes

We recorded an estimated income tax provision of $0.4 million in the nine months ended July 31, 2011 on pre-tax earnings of $1.5 million compared to an estimated income tax provision of $1.0 million on pre-tax earnings of $2.9 million in the nine months ended July 31, 2010.

Our projected annual effective tax rate for fiscal year 2011 is 34.3% at July 31, 2011, resulting in a 30.0% effective tax rate, after certain discrete items, for the nine months ended July 31, 2011. In comparison, our projected annual effective tax rate was 36.8% at July 31, 2010, resulting in a 35.5% effective tax rate, after certain discrete items, for the nine months ended July 31, 2010.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the third quarter and nine months ended July 31, 2011 and 2010:

	Quarter Ended July 31,				Nine Months Ended July 31,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues:
Agribusiness	$19,910,000	86%	$21,215,000	95%	$36,248,000	87%	$38,689,000	93%
Rental operations	978,000	4%	964,000	4%	2,944,000	7%	2,881,000	6%
Real estate development	2,314,000	10%	51,000	1%	2,421,000	6%	231,000	1%
Total revenues	23,202,000	100%	22,230,000	100%	41,613,000	100%	41,801,000	100%
Costs and expenses:
Agribusiness	10,518,000	66%	9,503,000	72%	27,896,000	67%	25,065,000	69%
Rental operations	596,000	4%	534,000	4%	1,688,000	4%	1,625,000	4%
Real estate development	2,613,000	16%	911,000	7%	4,466,000	11%	1,634,000	4%
Corporate and other	2,226,000	14%	2,288,000	17%	7,396,000	18%	8,239,000	23%
Total costs and expenses	15,953,000	100%	13,236,000	100%	41,446,000	100%	36,563,000	100%
Operating income (loss)
Agribusiness	9,392,000		11,712,000		8,352,000		13,624,000
Rental operations	382,000		430,000		1,256,000		1,256,000
Real estate development	(299,000)		(860,000)		(2,045,000)		(1,403,000)
Corporate and other	(2,226,000)		(2,288,000)		(7,396,000)		(8,239,000)
Total operating income (loss)	$7,249,000		$8,994,000		$167,000		$5,238,000

Third Quarter of Fiscal Year 2011 Compared to the Third Quarter of Fiscal Year 2010

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the third quarter of fiscal year 2011 our agribusiness segment revenue was $19.9 million compared to $21.2 million for the third quarter of fiscal year 2010. The 6% decrease of $1.3 million primarily reflected lower avocado revenue for the fiscal year 2011 third quarter compared to the fiscal year 2010 third quarter.  The decrease in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the third quarter of fiscal year 2011 was $0.7 million higher than the third quarter of fiscal year 2010.

•	Avocado revenue for the third quarter of fiscal year 2011 was $1.4 million lower than the third quarter of fiscal year 2010.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2011were $0.3 million lower than the third quarter of fiscal year 2010.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2011 were $0.4 million lower than the third quarter of fiscal year 2010.

Agribusiness costs include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the third quarter of fiscal year 2011, our agribusiness costs and expenses were $10.5 million compared to $9.5 million for the third quarter of fiscal year 2010. The 11% increase of $1.0 million primarily consists of the following:

•	Packing costs for the third quarter of fiscal year 2011 were $0.4 million higher than the third quarter of fiscal year 2010.

•	Harvest costs for the third quarter of fiscal year 2011 were $1.0 million lower than the third quarter of fiscal year 2010.

•	Growing costs for the third quarter of fiscal year 2011 were $0.5 million higher than the third quarter of fiscal year 2010.

•	Costs related to the lemons we process and sell for third-party growers for the third quarter of fiscal year 2011 were $1.0 million higher than the third quarter of fiscal year 2010.

•	Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations had revenues of $1.0 million in the third quarters of fiscal years 2011 and 2010.  All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Expenses in our rental operations segment were approximately $0.5 million in the third quarters of fiscal years 2011 and 2010. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment revenues for the third quarter of fiscal year 2011 were $2.2 million higher than the third quarter of fiscal year 2010 primarily due to the sale of our Donna Circle property in Arizona.

Costs and expenses in our real estate development segment were $2.2 million higher than the third quarter of fiscal year 2010, which were also primarily due to the sale of our Donna Circle property in Arizona. Partially offsetting this increase was a $0.5 million decrease in impairments of real estate development assets.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate costs for the three months ended July 31, 2011 and 2010 were approximately $2.3 million and consisted of the following:

•
We incurred incremental costs of $0.4 million during the third quarter of fiscal year 2010 associated with the filing of our Form 10 and our compliance with other obligations associated with the Exchange Act. Comparatively, there were $0.2 million of costs associated with our compliance with obligations associated with the Exchange Act during the third quarter of fiscal year 2011.

•
The $0.2 million decrease noted above was offset by a $0.2 million increase in selling expenses due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. In years prior to fiscal 2011, when we operated under the Sunkist license agreement, Sunkist provided certain sales and marketing services for which it charged a service fee that was included in packing costs and was $0.3 million during the three months ended July 31, 2010.

Nine Months Ended July 31, 2011 Compared to the Nine Months Ended July 31, 2010

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the nine months ended July 31, 2011, our agribusiness segment revenue was $36.2 million compared to $38.7 million for the nine months ended July 31, 2010. The 6% decrease of $2.5 million primarily reflected lower avocado revenue for the fiscal year 2011 period compared to the fiscal year 2010 period. The decrease in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the nine months ended July 31, 2011 was $1.4 million higher than the nine months ended July 31, 2010.

•	Avocado revenue for the nine months ended July 31, 2011 was $3.9 million lower than the nine months ended July 31, 2010.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2011 were $0.1 million lower than the nine months ended July 31, 2010.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2011 were $0.1 million higher than the nine months ended July 31, 2010.

Agribusiness costs include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the nine months ended July 31, 2011, our agribusiness costs and expenses were $27.9 million compared to $25.1 million for the nine months ended July 31, 2010. The 11% increase of $2.8 million primarily consists of the following:

•	Packing costs for the nine months ended July 31, 2011 were $1.4 million higher than the nine months ended July 31, 2010.

•	Harvest costs for the nine months ended July 31, 2011 were $0.8 million lower than the nine months ended July 31, 2010.

•	Growing costs for the nine months ended July 31, 2011 were $0.6 million higher than the nine months ended July 31, 2010.

•	Costs related to the lemons we process and sell for third-party growers for the nine months ended July 31, 2011 were $1.6 million higher than the nine months ended July 31, 2010.

•	Depreciation expense was similar quarter to quarter at approximately $1.2 million.

Rental Operations

Our rental operations had revenues of approximately $2.9 million in the nine months ended July 31, 2011 and 2010.  All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Expenses in our rental operations segment were similar period to period at approximately $1.4 million. Depreciation expense was similar period to period at approximately $0.3 million.

Real Estate Development

Our real estate development segment revenues for the nine months ended July 31, 2011 were $2.2 million higher than the nine months ended July 31, 2010 primarily due to the sale of our Donna Circle property in Arizona.

Costs and expenses in our real estate development segment during the nine months ended July 31, 2011 were $2.2 million higher than the nine months ended July 31, 2010, also primarily due to costs on the sale of our Donna Circle property in Arizona. Impairments of real estate development assets during the nine months ended July 31, 2011 were $0.7 million higher than the same period in fiscal year 2010.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the nine months ended July 31, 2011 were $0.8 million lower than the nine months ended July 31, 2010. Depreciation expense was similar period to period at approximately $0.2 million.

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

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended July 31,
	2011	2010
Revenues:
Agribusiness	$44,593,000	$46,865,000
Rental	4,039,000	3,868,000
Real estate development	5,464,000	246,000
Total revenues	54,096,000	50,979,000
Costs and expenses:
Agribusiness	33,967,000	30,152,000
Rental	2,236,000	2,141,000
Real estate development	6,569,000	1,202,000
Impairments of real estate development assets	3,101,000	6,270,000
Selling, general and administrative	10,171,000	10,095,000
Total costs and expenses	56,044,000	50,310,000
Operating (loss) income	(1,948,000)	669,000
Other income (expense):
Interest expense	(1,338,000)	(1,444,000)
Interest expense from derivative instruments	(19,000)	(1,540,000)
Gain on sale of Ranch Refugio/Caldwell Ranch	1,351,000	-
Gain on sale of stock in Calavo Growers, Inc.	-	2,729,000
Interest income and other	523,000	435,000
Total other income	517,000	180,000
Net (loss) income before income taxes and equity in earnings of investments	(1,431,000)	849,000
Income tax benefit (provision)	668,000	(152,000)
Equity in earnings of investments	235,000	88,000
Net (loss) income	$(528,000)	$785,000

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the nine months ended July 31, 2011 and 2010, net cash provided by operating activities was $1.2 million and $2.1 million, respectively. The decrease of 0.9 million in net cash provided by operating activities for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010 was primarily attributable to the following components:

•
Net income for the nine months ended July 31, 2011 was $1.0 million compared to $1.9 million for the nine months ended July 31, 2010. The decrease of $0.9 million in the nine months ended July 31, 2011 compared to the same period in fiscal year 2010 was primarily attributable to a decrease in operating income of $5.0 million partially offset by an increase in other income of $3.8 million.

•	Depreciation and amortization remained consistent period to period at $1.7 million primarily because the balance of depreciable assets did not change significantly.

•	During the nine months ended July 31, 2011, we sold the Ranch Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred in the same period of fiscal year 2010.

•
Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market were $1.2 million for the nine months ended July 31, 2011 compared to $0.5 million for the same period in fiscal year 2010.

•
Non-cash stock compensation expense was $0.6 million in the nine months ended July 31, 2011 compared to $0.4 million in the nine months ended July 31, 2010. The nine months of fiscal year 2011 includes the final two months vesting of the 2008 stock grant in addition to nine months vesting of the 2010 stock grant. The nine months of fiscal year 2010 includes nine months vesting of the 2008 stock grant only.

•
Expense related to officers’ notes receivable forgiveness is a non-cash charge that occurred in the nine months of fiscal year 2010 in connection with our stock grant program and there was no such charge in the nine months of fiscal year 2011.

•
Non-cash interest income on derivative instruments was $0.4 million for the nine months ended July 31, 2011 compared to $1.5 million of expense for the same period in fiscal year 2010. The income and expense is due to a change in the accounting for our interest rate swap agreements.  In the first five months of fiscal year 2010, the swap agreements qualified for hedge accounting and, as such, the changes in the related fair value liability were included in other comprehensive income.  In April 2010, we extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement, which disqualified them for hedge accounting and, accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable used $4.5 million in operating cash flows in the nine months ended July 31, 2011 compared to using $5.9 million in operating cash flows for the same period in fiscal year 2010. This decrease was primarily the result of a $3.8 million increase in accounts and notes receivable during the nine months of fiscal year 2011 compared to an increase of $6.5 million in accounts and notes receivable during the nine months of fiscal year 2010. This difference was primarily the result of lower agricultural revenue in the nine months of fiscal year 2011 compared to the same period in fiscal year 2010.

•
Cultural costs provided $0.2 million more cash in the nine months ended July 31, 2011 compared to the same period in fiscal year 2010 primarily due to a higher balance carried at the beginning of fiscal year 2011 than the beginning of fiscal year 2010.

•
Income taxes receivable provided $1.2 million in operating cash flows in the nine months ended July 31, 2011 compared to providing zero operating cash flows for the same period in fiscal year 2010. This increase was primarily the result of a $0.8 million income tax refund received in fiscal year 2011 compared to payments of $0.5 million in fiscal year 2010.

•
Accounts payable and growers payable provided $1.6 million of cash from operating activities in the nine months ended July 31, 2011 compared to a use of $0.3 million during the same period in fiscal year 2010. This increase was primarily due to higher volumes of the lemons we processed and sold for third-party growers during the nine months of fiscal year 2011 compared to the nine months of fiscal year 2010.

•
Accrued liabilities used $0.3 million in operating cash flows in the nine months ended July 31, 2011 compared to providing $1.7 million during the same period in fiscal year 2010. Accrued liabilities included $1.0 million for income taxes payable at July 31, 2010 and there were no amounts payable at July 31, 2011. Additionally, accrued bonuses of $0.4 million for fiscal year 2010 were included in accrued liabilities at October 31, 2010 and paid in the nine months ended July 31, 2011. There were no accrued bonuses at October 31, 2009 for fiscal year 2009.

•
Other long-term liabilities provided $0.4 million of operating cash flows in the nine months ended July 31, 2011 and represented $0.6 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. The $0.1 million of operating cash flows provided during the nine months ended July 31, 2010 represents $0.4 million of non-cash pension expense offset by a pension contribution of $0.3 million for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2011, net cash provided by investing activities was $30,000 compared to a use of $4.1 million during the same period in fiscal year 2010.

Net cash provided by or used in investing activities is primarily comprised of capital expenditures and the sale of assets. Capital expenditures were $11.3 million in the nine months of fiscal year 2011, comprised of $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch, $1.5 million for property, plant and equipment and $3.3 million for real estate development projects. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Rancho Refugio/Caldwell Ranch and $2.1 million of net proceeds from the sale of the Donna Circle property. Capital expenditures were $4.1 million in the nine months of fiscal year 2010, comprised of $1.5 million for property, plant and equipment and $2.6 million for real estate development projects.

Cash Flows from Financing Activities

For the nine months ended July 31, 2011, net cash used by financing activities was $1.5 million compared to net cash provided by financing activities of $1.6 million for the same period in fiscal year 2010.

The $3.1 million decrease in cash flows from financing activities for the nine months of fiscal year 2011 compared to the same period in fiscal year 2010 is primarily due to net repayments of long-term debt in the amount of $0.2 million in the nine months of fiscal year 2011 compared to net borrowings of $2.9 million in nine months of fiscal year 2010.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA (“Rabobank Credit Facility”).  In addition, we have three term loans with Farm Credit West, FLCA, (“Farm Credit West Term Loans”) and a non-revolving line of credit, (“Farm Credit West Line of Credit”) with Farm Credit West, PCA (together with Farm Credit West FLCA, “Farm Credit West”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 9 to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Rabobank Revolving Credit Facility

As of July 31, 2011, our outstanding borrowings under the Rabobank Credit Facility were approximately $56.5 million and we had approximately $23.5 million of availability.  The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.69% at July 31, 2011.  We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. Interest is payable monthly and the principal is due in full in June 2013.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps.  The fixed interest rate is calculated using the two-, three- or five-year LIBOR swap rates plus a spread of 1.50%.  At July 31, 2011, we fixed the interest rate at 5.13% based on the three-year LIBOR swap rate utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility.  Additional information regarding the interest rate swaps can be found in Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets.  We are also subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31st, with which we were in compliance at October 31, 2010.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of July 31, 2011, we had an aggregate of approximately $29.2 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•
Term Loan Maturing November 2022. As of July 31, 2011, we had $6.3 million outstanding under the Farm Credit West term loan that matures in November 2022.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022.  The interest rate resets monthly and was 3.25% at July 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing May 2032. As of July 31, 2011, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032.  The interest rate resets monthly and was 3.25% at July 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of July 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $9.0 million outstanding under the Farm Credit West term loan that matures in October 2035.  We guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in our consolidated financial statements.  The interest rate on this term loan is fixed at 6.73% until November 2011, at which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures.  This term loan is secured by the Windfall Farms property.

•
Non-Revolving Line of Credit Maturing May 2013. As of July 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $13.0 million outstanding under the Farm Credit West Line of Credit that matures May 2013.  In connection with our acquisition of Windfall Investors in November 2009 we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010.  In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13.0 million non-revolving line of credit that matures in May 2013.  The non-revolving line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013.  The interest rate resets monthly and was 3.50% at July 31, 2011.  We guaranteed the payment of all indebtedness under this term loan.  The non-revolving line of credit is secured by all of Windfall Investor’s owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, as well as certain of our agricultural properties.

The Farm Credit West Term Loans and Non-Revolving Credit Facility contain various conditions, covenants and requirements with which we and Windfall Investors must comply.  In addition, we and Windfall Investors are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At July 31, 2011, we had an interest rate swap agreement which locks in the interest rate on $42.0 million of its $85.7 million in debt at approximately 5.13% until June 2013.  Of the remaining $43.7 million in debt, $34.7 million bears interest at a variable rate, which was 3.50% or less at July 31, 2011 and $9.0 million bears interest at a fixed rate of 6.73% which becomes variable in November 2011. These interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense).  Additional information, regarding the interest rate swaps can be found in Note 10 to the unaudited consolidated financial statements for the period ended July 31, 2011 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents our contractual obligations at July 31, 2011 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$51,039,000	$153,000	$42,339,000	$388,000	$8,159,000
Variable rate debt (principal)	34,692,000	492,000	28,503,000	1,102,000	4,595,000
Operating lease obligations	7,596,000	1,532,000	2,455,000	1,715,000	1,894,000
Total contractual obligations	$93,327,000	$2,177,000	$73,297,000	$3,205,000	$14,648,000

Interest payments on fixed and variable rate debt	$18,861,000	$3,558,000	$7,062,000	$1,182,000	$7,059,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal 2011. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 9 to the unaudited consolidated financial statements for the period ended July 31, 2011 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2010.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic array on one of our agricultural properties located in Ventura County that produces the majority of the power to run our lemon packinghouse.  The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array.  Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million.  We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep-water well pumps located on our property.  Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. We lease pollination equipment under a lease through 2013 with annual payments of $0.1 million. We also lease machinery and equipment for our packing operations and land for our growing operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we have been in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Defined Benefit Plan Contributions

As more fully described in Note 14 to our consolidated financial statements for the year ended October 31, 2010 included in our Annual report on Form 10-K, our Defined Benefit Pension Plan was frozen as of June 30, 2004.  During the nine months ended July 31, 2011, we made contributions of $0.2 million to such plan.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2011 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Recently Adopted Accounting Pronouncements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires us to develop critical accounting policies and make certain estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods.  We believe the following critical accounting policies reflect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition – As a general policy, revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured.

Agribusiness revenue – Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agribusiness revenue recognition guidance related to transactions between patrons and agribusiness marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold through by Calavo and other third-party packinghouses. Specifically, we deliver all of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo.

Our arrangements with our third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.  The revenues we recognize related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   We bear inventory risk until the product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit we receive from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our products.  In addition, we are not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in our consolidated statement of operations.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by us and are based on fees collected by the lessee. Our rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue – We recognize revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales, which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2011, we capitalized approximately $3.3 million of costs related to our real estate projects and expensed approximately $3.3 million of costs.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        [Removed and Reserved]

Item 5.        Other Information

None.

Item 6.        Exhibits
Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

September 9, 2011	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2011	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)