Form 10-K
period 2011-10-31
Limoneira CO
filed 2012-01-17
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $203.3 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2011 was 11,205,241.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which we intend to hold on March 27, 2012, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2011.

CAUTIONARY STATEMENT

This annual report on Form 10-K (this “Annual Report”) contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words "may," "will," “could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or other words or expressions of similar meaning.  We have based these forward-looking statements on our current expectations about future events.  The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

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

In addition, this Annual Report contains industry data related to our business and the markets in which we operate. This data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results could differ from the projections. We urge you to carefully review this Annual Report, particularly the section “Risk Factors,” for a complete discussion of the risks of an investment in our common stock.

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

All references to “we,” “us,” “our,” “our Company,” “the Company,” or “Limoneira” in this Annual Report mean Limoneira Company, a Delaware corporation, and its wholly-owned subsidiaries.

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  Our business and operations are described below.  For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in this Annual Report beginning on page 58.  In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com.  All of our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 6,840 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California, which plantings consist of approximately 1,766 acres of lemons, 1,254 acres of avocados, 1,062 acres of oranges and 401 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agricultural and development real estate.  As of the date of this Annual Report, we have six active real estate development projects in California. These projects include multi-family housing and single-family homes comprising 188 completed units and another 1,873 units in various stages of planning and entitlement.

Fiscal Year 2011 Highlights

Commencing November 1, 2010, we began marketing and selling our lemons directly to our food service wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets.

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

In May 2011, we sold our real estate development property in Arizona, 6037 East Donna Circle, LLC, for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at the time of the sale was $2,080,000, net of a second quarter 2011 impairment charge of $203,000.

In August 2011, we filed a Registration Statement on Form S-3 with the SEC in accordance with the Securities Act of 1933, as amended. Utilizing a “shelf” registration process, we registered common stock, par value $0.01 per share, which may be offered and sold in one or more offerings at indeterminate prices for a maximum aggregate offering price of up to $100,000,000.

Business Segments

We have three business segments: agribusiness, rental operations, and real estate development.  The agribusiness segment includes our farming and lemon packing and sales operations.  The rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The real estate development segment includes our real estate projects and development.  Financial information and further discussion of these segments, are contained in Note 23 to the accompanying consolidated financial statements of this Annual Report.

Agribusiness

Our agribusiness segment includes our farming and lemon packing and sales operations. The agribusiness segment represented approximately 88%, 87% and 89% of our fiscal 2011, fiscal 2010 and fiscal 2009 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California, which consist of approximately 1,766 acres of lemons, 1,254 acres of avocados, 1,062 acres of oranges and 401 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  We are one of the largest lemon growers in the United States with approximately 1,766 acres of lemons planted throughout Ventura County, California and Tulare County in the San Joaquin Valley in Central California.  In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 86% of our lemons are grown in Ventura County and approximately 14% are grown in Tulare County in Central California’s San Joaquin Valley.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California grown lemons are available 12 months of the year, with peak production periods occurring from January through August.  Approximately 92% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 8% are of other varieties such as sweet Meyer lemons, proprietary seedless lemons and pink variegated lemons. The storage life of fresh lemons is limited and generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand primarily through Sunkist, an agricultural marketing cooperative.  Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets.

Avocados.  We are the largest avocado grower in the United States with approximately 1,254 acres of avocados planted throughout Ventura County.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

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

We provide all of our Hass avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW.  Calavo’s customers include many of the largest retail and food service companies in the United States and Canada.  Our marketing relationship with Calavo dates back to 2003.  Calavo receives fruit from our orchards at its packinghouse located in Santa Paula, California.  Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo and sold and distributed under its own brands to its customers primarily in the United States and Canada.

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

Oranges.  While we are primarily known for our high quality lemons, we also grow oranges.  We have approximately 1,062 acres of oranges planted throughout Tulare County in the San Joaquin Valley in Central California.  In California, the growing area for oranges stretches from Imperial County to Yolo County.

For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late 20th century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety.  California grown Valencia oranges are available from March to October, with peak production periods occurring between June and September.  California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  Approximately 19% of our orange plantings are of the Valencia variety and approximately 81% are of the Navel variety.

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

While Sunkist no longer markets and sells our lemons, it continues to market and sell a portion of our oranges under the Sunkist brand to food service wholesale and retail customers. As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges and orders are processed by third-party packinghouses for direct shipment to customers.  We typically partner with third-party packinghouses to process and ship our oranges.  Approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 401 acres of specialty citrus and other crops planted such as pummelos, Moro blood oranges, Cara Cara oranges, Satsuma mandarin oranges, Minneola tangelos, pistachios, cherries and Star Ruby grapefruit.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange.  We grow Satsumas, a type of mandarin orange similar to Clementine mandarin oranges. A portion of our specialty citrus is marketed and sold under the Sunkist brand by Sunkist and packed and shipped to major retail operations in the United States through arrangements with other packinghouses similar to our oranges.

We market our other specialty crops, such as pistachios and cherries, independently.  All of our pistachios are harvested and sold to an independent roaster, packager and marketer of nuts.  All of our cherries are harvested and sold to independent packers and shippers.

We have agricultural plantings on 12 properties located throughout Ventura and Tulare Counties in California.  The following is a description of each such property.

Limoneira/Olivelands Ranch.  The Limoneira/Olivelands Ranch is the original site of our Company and consists of approximately 1,744 contiguous acres located just west of Santa Paula, California.  Our Company’s headquarters, lemon packing operations and storage facilities are located on this property.  There are approximately 1,403 acres of agricultural plantings on this property, which consist of approximately 544 acres of lemons, 643 acres of avocados and 2 acres of specialty citrus and other crops. We lease approximately 214 acres to third-party agricultural tenants who grow a variety of row crops. We also lease to Calavo office space located on this property.

Orchard Farm Ranch.  The Orchard Farm Ranch consists of approximately 1,119 acres located just west of Santa Paula, California.  There are approximately 805 acres of agricultural plantings on this property, which consist of approximately 417 acres of lemons, 29 acres of avocados and 7 acres of specialty citrus and other crops planted by our Company and approximately 352 acres leased to third party agricultural tenants who grow a variety of row crops.  The Orchard Farm Ranch is directly adjacent to the Limoneira/Olivelands Ranch, which together comprise 2,863 contiguous acres approximately eight miles from the Pacific Ocean.

Teague McKevett Ranch.  The Teague McKevett Ranch consists of approximately 523 acres located just east of Santa Paula, California.  There are approximately 414 acres of agricultural plantings on this property, which consist of approximately 213 acres of lemons and 181 acres of avocados planted by our Company and approximately 20 acres leased to third party tenants who grow a variety of row crops.  As described below under the heading “Real Estate Development”, the Teague McKevett Ranch comprises all of East Area I.

La Cuesta Ranch.  The La Cuesta Ranch consists of approximately 222 acres located between Santa Paula, California and Ojai, California.  Our Company has approximately 126 acres of agricultural plantings on this property, which consist of approximately 87 acres of lemons, 27 acres of avocados and 12 acres of specialty citrus and other crops.

San Cayetano Ranch.  The San Cayetano Ranch consists of approximately 86 acres located between Santa Paula, California and Fillmore, California. Our Company has approximately 74 acres of agricultural plantings on this property, which consist of approximately 6 acres of lemons and 68 acres of avocados.

Sawyer Ranch.  The Sawyer Ranch consists of approximately 30 acres located between Santa Paula, California and Fillmore, California.  Our Company leases this property and has approximately 30 acres of agricultural plantings consisting of approximately 12 acres of lemons and 18 acres of avocados.

La Campana Ranch.  The La Campana Ranch consists of approximately 324 acres located between Santa Paula, California and Fillmore, California.  Our Company has approximately 289 acres of agricultural plantings on this property, which consists of approximately 107 acres of lemons and 182 acres of avocados.

Wilson Ranch.  The Wilson Ranch consists of approximately 52 acres located between Santa Paula, California and Fillmore, California. Our Company has approximately 33 acres of avocado plantings on this property.

Limco Del Mar Ranch.  The Limco Del Mar Ranch consists of approximately 220 acres located on the east end of Ventura, California.  As described in “Real Estate Development” below, this property is owned by a limited partnership of which our Company is the general partner and owns an interest of 23.4%, which is comprised of a 1.3% general partner interest and a 22.1% limited partner interest.  This property has approximately 211 acres of agricultural plantings consisting of 138 acres of lemons and 73 acres of avocados.  We manage the agricultural operations on this property.

Porterville Ranch.  The Porterville Ranch consists of approximately 669 acres located about 50 miles north of Bakersfield, California.  Our Company has approximately 650 acres of agricultural plantings on this property, which consist of approximately 145 acres of lemons, 376 acres of Navel oranges, 27 acres of Valencia oranges, and 102 acres of specialty citrus and other crops.

Jencks Ranch.  The Jencks Ranch consists of approximately 101 acres located about 50 miles north of Bakersfield, California.  This property is adjacent to our Porterville Ranch.  Our Company has approximately 60 acres of agricultural plantings on this property, which consist of approximately 53 acres of Navel oranges and 7 acres of Valencia oranges.

Ducor Ranch.  The Ducor Ranch consists of approximately 1,027 acres located about 50 miles north of Bakersfield, California.  Our Company has approximately 974 acres of agricultural plantings on this property, which consist of approximately 97 acres of lemons, 431 acres of Navel oranges, 168 acres of Valencia oranges and 278 acres of specialty citrus and other crops.

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America.  We pack and sell lemons grown by us as well as lemons grown by others.  Lemons delivered to our packinghouse in Santa Paula are graded, sized, packed, and cooled and ripened for delivery to customers.  Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

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

Rental Operations

Our rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations segment represented approximately 7% of our fiscal 2011 and 2010 consolidated revenues and approximately 11% of our fiscal 2009 consolidated revenues.

Residential

Our Company owns and maintains approximately 188 residential housing units located in Ventura and Tulare Counties that it leases to employees, former employees and non-employees.  We expect to add approximately 74 new units in Santa Paula, California as a result of recently receiving approval from the Ventura County Planning Commission to build new residential housing units.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2011, we lease approximately 586 acres of our land to third party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

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

Real Estate Development

Our real estate development segment includes our real estate development operations.  The real estate development segment represented 5% of our consolidated revenues in fiscal 2011, 6% of our consolidated revenues in fiscal 2010 and less than 1% of our consolidated revenues in fiscal 2009.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate.  Our current real estate developments include developable land parcels, multi-family housing and single-family homes with 1,873 units in various stages of planning and development.  The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California.  Santa Paula East Area I consists of 523 acres that we presently use as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources, or SOAR, ordinance that mandates a public vote of the City of Santa Paula for land use conversion.  We are currently in the process of obtaining final documentation to complete the entitlement and have executed a 30-year pre-annexation and development agreement with the City of Santa Paula.  The development agreement with the City of Santa Paula related to East Area I was approved by ordinance No. 1191 on March 17, 2008 (which ordinance became effective by its terms on April 17, 2008) and contemplates a development project consisting of up to 1,500 residential units and an estimated 810,800 square feet of office, retail, light industrial and civic facilities, together with schools, park sites and open spaces.  In March 2011, LAFCo approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula. We are currently working on tract mapping and design activities.   We expect to develop this property with financial and development partners, outside consultants and our own internal resources.  If current U.S. economic conditions remain stagnant, however, we are prepared to continue using this land for agricultural purposes until attractive development opportunities present themselves.

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

Windfall Farms - Creston, California.  Windfall Farms is an approximately 724 acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Presently, parcels of at least 40 acres are available for sale.  However, restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expire at the end of 2012, at which time 72 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites.

Santa Maria - Santa Barbara County, California.  In early fiscal 2007, we invested in four entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel is as follows:

•	Centennial Square has been approved for 72 condominiums on 5 acres, is close to medical facilities, shopping and transportation, and includes one acre zoned for commercial development.

•	The Terraces at Pacific Crest is an approximately eight-acre parcel approved for 112 attached-housing units.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately three-acres zoned for commercial use.

•
The East Ridge property is approved for 120 single family homes on approximately 40 acres.  Approximately 3 acres are zoned for commercial use.  In February 2010, our Company and a developer formed a limited liability corporation for the purpose of developing this property.

Donna Circle and Cactus Wren - Paradise Valley, Arizona.  We partnered with an Arizona home developer to construct two luxury homes in Paradise Valley, Arizona.  One of the homes,  which we refer to as Donna Circle, was completed in December 2008 and sold in  May 2011, for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The second home, which we refer to as Cactus Wren, was completed in June 2009 and sold in August 2010 for $3,000,000 cash, realizing of net cash of $2,811,000 after selling and other transaction costs.

Limco Del Mar Ranch - Ventura, California.  We believe Limco Del Mar Ranch, which is currently used for agricultural purposes, has long-term development potential.  The Limco Del Mar Ranch is located on the east end of Ventura with southerly views of the Pacific Ocean.  As described above in “Agribusiness - Farming,” this property is owned by a limited partnership of which we are the general partner and own an interest of approximately 23%.  We manage the agricultural operations on this property.

Competitive Strengths

Agribusiness

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and the largest grower of avocados in the United States.  Consequently, we have developed significant experience with many crops, most significantly lemons, avocados and oranges.  The following is a brief list of what we believe is our significant competitive strengths with respect to our agribusiness segment:

•
Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops.  Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 96% of our agricultural land and take a long view on fruit production practices.

•	As shown in the table in “Item 2. Properties” herein, a significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with our Company for more than 30 years.

•	Our integration business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations allow us to enter into marketing alignments with successful companies in their respective products.

•
We have achieved GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards.  GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP.  We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

•
We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits.  The electricity generated by these investments provides us with a majority of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula and provides a majority of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint.  Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets.  Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

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

Rental Operations

With respect to our rental operations segment, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our organic recycling business provides us with a low cost, environmentally friendly solution to weed and erosion control.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a typically profitable alternative to under-producing tree crop acreage.

Real Estate Development

With respect to our real estate development segment, we believe our competitive advantages are as follows:

•
Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Barbara, which we believe have desirable climates for lifestyle families, retirees, and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our Santa Paula East Area I development and 373 residential units in our Santa Maria properties.

•
Several of our agricultural and real estate investment properties are unique and carry longer term development potential. These include Limco Del Mar and Windfall Farms, both as discussed above in “Real Estate Development.”

•
Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property, and our Santa Maria properties have approximately 10 acres zoned for mixed use retail, commercial and light manufacturing.

Business Strategy

While each of our business segments has a separate business strategy, we are an agribusiness and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized we intend to seek to expand our agribusiness into new regions and markets and invest in cash producing residential, commercial and industrial real estate assets.

The following describes the key elements of our business strategy for each of our agribusiness, rental operations and real estate development business segments.

Agribusiness

With respect to our agribusiness segment, key elements of our strategy are:

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

•
Expand our Sources of Lemon Supply.  Peak lemon production occurs at different times of the year depending on geographic region.  In addition to our lemon production in California and lemons we acquire from California-based third party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina, which will improve our ability to provide our customers with fresh lemons throughout the year.

•
Explore the Construction of a New Lemon Packinghouse.  Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year old packinghouse and cold storage facilities.  This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing operation.  We are continuing to consider the construction of a new packinghouse that may have the potential to lower our packing costs by reducing labor and handling inputs.

•
Opportunistically Expand our Plantings of Avocados.  We intend to opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

•
Maintain and Grow our Relationship with Calavo.  Our alignment with, and ownership stake in, Calavo comprises our current marketing strategy for avocados.  Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis.  California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown.  Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

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

Real Estate Development

With respect to our real estate development segment, key elements of our strategy include:

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

Customers

On November 1, 2011, we began marketing and selling our lemons directly to our food service wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets.  Previously, Sunkist marketed and sold the majority of our lemons.  We sold lemons to approximately eighty customers during fiscal year 2011, comprised of 86% to domestic customers, 12% to domestic exporters and 2% to foreign customers. None of these customers represented 10% or more of our sales.  Our other citrus products are sold through Sunkist and other third-party packinghouses. We sell all of our avocados to Calavo.

Information about Geographic Areas

During fiscal year 2011, lemon sales were comprised of 86% domestic sales, 12% sales to domestic exporters and 2% in international sales. The balance of our revenues for other citrus and avocado products were 100% within the United Sates in fiscal year 2011. Customers from within the United States, which includes Sunkist and Calavo, comprised 100% of our revenue for fiscal years 2010 and 2009.  Also, all of our long-lived assets are located within the United States.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our second and third quarters.  Our lemons are generally grown and marketed throughout the year. Our Navel oranges are primarily sold January through April and our Valencia oranges are primarily sold June through September.  Our avocados are sold generally throughout the year with the peak months being March through July.  Our specialty citrus is sold from November through June and our specialty crops, such as cherries, are sold in May and/or June and our pistachios are sold in September and/or October.

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

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California.  The degree of competition has increased due to the current economic climate, which has caused an oversupply of comparable real estate available-for-sale or lease due to the decline in demand as a result of the current downturn in the housing market and the credit crisis.  Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.  Windfall Farms competes generally with the second home and life-style real estate market, which includes golf course communities, marinas, destination resorts and other equestrian facilities located in Southern California, and, therefore, its competition ranges over a greater area and range of consumer options.

Intellectual Property

Prior to November 1, 2010, most of our lemons were marketed and sold under the Sunkist brand.  Effective November 1, 2010, we terminated the Sunkist License Agreement for the sale and marketing of lemons and began marketing and selling lemons directly to its customers.  Our Company has numerous trademarks and brands under which it markets and sells its fruits, particularly lemons, domestically and internationally, many of which have been owned for decades.  The Limoneira brands of lemons, including Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, are examples of such trademarks owned by our Company and registered with the United States Patent and Trademark Office.  Under our direct lemon sales strategy, trademark rights in our brands is, and will continue to be, more important than in the past when our lemons were marketed and sold under the Sunkist brand.

Employees

At October 31, 2011, we had 203 employees, 59 of which were salaried and 144 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality and value-added product development.  Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as the development of specifically adapted plant varieties, land preparation, fertilization, pest and disease control, post-harvest handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices.  Research efforts are also directed towards integrated pest management.  We conduct agricultural research at field facilities throughout our growing areas. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any of such years.

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

Risks Related to Our Agribusiness Segment

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

On December 31, 2010, the California Department of Food and Agriculture expanded its existing quarantine area and related restrictions to include all of Ventura County and a portion of Santa Barbara County due to the discovery of ACP infestation in Ventura County, near our Company’s orchards. ACP quarantines are now in place in Ventura, San Diego, Imperial, Orange, Los Angeles, San Bernardino, Riverside and a portion of Santa Barbara Counties in California.  The quarantine prohibits the movement of nursery stock out of quarantine areas and requires that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area.  86% of our lemon orchards are located in the quarantine area.

ACP is an aphid –like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglonbing (“HLB”), when it feeds on the plants’ leaves and trees.  By itself, ACP causes only minor cosmetic damage to citrus trees.  HLB, however, is considered to be one of the most devastating diseases of citrus in the world.  Symptoms of HLB include yellow shoots, leaf mottle, small upright leaves and lopsided fruit with a bitter flavor.  Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected.  There is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading.  Both ACP and HLB are federal action quarantine pests subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”).  ACP and HLB exist in Florida, Louisiana, Georgia and South Carolina.  ACP has been detected but not HLB in Texas, Mississippi and Alabama.   ACP and HLB also exist in Mexico and certain other countries.

To date, ACP has not been discovered in our orchards and HLB has not been detected in trapped ACP or trees in California, but there can be no assurance that HLB will not be detected in the future.   The quarantine and treatment of ACP under current protocols is not expected to have a significant direct financial impact on our Company.  There are a number of registered insecticides known to be effective against ACP.  However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons.  Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to our Company.  Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our Company’s trees. Agribusiness costs could also increase significantly as a result of HLB.  For example, a recent study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

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

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand to food service industry wholesale and retail customers in the United States, Canada, Asia and certain other markets primarily through Sunkist, an agricultural marketing cooperative through which we previously sold our lemons.  Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets.  This represents a significant departure from our traditional method of selling our lemons through Sunkist, and there can be no assurance that such strategy will be successful.  If we are not successful in implementing this strategy, our business, results of operations and financial condition may be adversely affected.

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

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products.  To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.  However, even if market prices are unfavorable, produce items which are ready to be, or have been, harvested must be brought to market promptly.  A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our earnings are subject to seasonal variability.

Our earnings may be affected by seasonal factors, including:

•	the seasonality of our supplies and consumer demand;

•	the ability to process products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

Our lemons are generally grown and marketed throughout the year.  Our Navel oranges are sold generally January through April and our Valencia oranges are sold generally June through September.  Our avocados are sold generally throughout the year with the peak months being March through July.  Our specialty citrus is sold generally from November through June, our cherries in the May/June time period and our pistachios in the September/October period.

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

Increases in commodity or raw product costs, such as fuel and paper, could adversely affect our operating results.

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

A global economic downturn may have an adverse impact on participants in our industry, which cannot be fully predicted.

The full impact of a global economic downturn on customers, vendors and other business partners cannot be anticipated.  For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection.  Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us.  Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors, which could have wide ranging impacts on the future of the industry.

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

Consumer and institutional recognition of the LIMONEIRA, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business.  The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.

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

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation.  These aspects of our operations are regulated by the U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies.  On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted.  This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities.  Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as health and safety, which slow or otherwise restrict imports and exports, could adversely affect our business.  In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Our current international sales, as well as our desired growth in international markets, subject us to risks associated with doing business in corrupt environments.

Our growth strategy depends in part on our ability to sell our products in international markets.  In many countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws.  These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.  If we are required to take any actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, or that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

Our revolving credit and term loan facilities contain various restrictive covenants that limit our ability to take certain actions.  In particular, these agreements limit our and our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments or acquisitions;

•	create certain liens on our assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer substantially all our assets; and

•	transfer and sell assets.

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank N.A. (“Rabobank”) contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis.  At October 31, 2011 and 2010, we were in compliance with such debt service coverage ratio.  Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility.

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

Subject to the restrictions in our credit facilities, we may incur significant additional indebtedness.  If new debt is added to our current debt levels, the related risks that we now face could increase.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our Rabobank Credit Facility and a portion of our three term loans (“Farm Credit West Term Loans”) and non-revolving line of credit (“Farm Credit West Line of Credit”) with Farm Credit West FLCA and Farm Credit West, PCA (collectively “Farm Credit West”)  currently bear interest at variable rates, which will generally change as interest rates change.  We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or Farm Credit West Line of Credit, any of which could materially adversely affect our business, financial condition and results of operations.  In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of operation of our Company if prevailing interest rates remain below fixed rates established in such instruments.

Risks Related to Our Real Estate Development Segment

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

A recession in the global economy, or a downturn in national or regional economic conditions, could adversely impact our real estate development business.

Future economic instability or tightening in the credit markets could lead to another housing market collapse, which could adversely affect our real estate development operations. Our future real estate sales, revenues, financial condition and results of operations could suffer as a result.  Our business is especially sensitive to economic conditions in California, where our properties are located.

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

In March 2011, LAFCo approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula.  If LAFCo does not provide final approval for the annexation, or if unforeseen regulatory challenges occur, we may not be able to develop East Area I as planned and the approximately $44 million investment we have into the project could be impaired.

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

If the real estate industry continues to be stagnant or the instability of the mortgage industry and commercial real estate financing continues, it could have an adverse effect on our real estate business.

Our residential housing projects are currently in various stages of planning and entitlement, and therefore they have not been impacted by the recent downturn in the housing market or the mortgage lending crisis.  However, if the housing market continues to be stagnant, experiences another downturn or the instability of the mortgage industry continues at the time these projects move into their development and marketing phases, our residential business could be adversely affected.  An excess supply of homes available due to foreclosures or the expectation of deflation in house prices could also have a negative impact on our ability to sell our inventory when it becomes available.

We rely on contractual arrangements with third party advisors to assist us in carrying out our real estate development projects and are subject to risks associated with such arrangements.

We utilize third party contractor and consultant arrangements to assist us in operating our real estate development segment. These contractual arrangements may not be as effective in providing direct control over this business segment. For example, our third party advisors could fail to take actions required for our real estate development businesses despite its contractual obligation to do so. If the third party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third party advisors would always act in our best interests.

If we are unable to complete land development projects within forecasted time and budget expectations, if at all, our financial results may be negatively affected.

We intend to develop land and real estate properties as suitable opportunities arise, taking into consideration the general economic climate. New real estate development projects have a number of risks, including the following:

•	Construction delays or cost overruns that may increase project costs;

•	Development costs incurred for projects that are not pursued to completion;

•	Earthquakes, hurricanes, floods, fires or other natural disasters that could adversely affect a project;

•	Defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation; and

•	Our ability to raise capital.

If any development project is not completed on time or within budget, our financial results may be negatively affected.

We could experience a reduction in revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our real estate development projects and land development activities.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to develop land and begin real estate construction. Accordingly, we have and may continue to incur substantial indebtedness to finance our real estate development and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures, including additional land acquisition, development and construction activities, the amounts available from such sources may not be adequate to meet our needs. If such sources were insufficient, we would seek additional capital in the form of debt from a variety of potential sources, including bank financing. The availability of borrowed funds to be used for additional land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned expenditures could have a material adverse effect on our business and operations and our results of operations in future periods.

We may encounter other risks that could impact our ability to develop our land.

We may also encounter other difficulties in developing our land, including:

•	natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding and heavy winds;

•	shortages of qualified trades people;

•	reliance on local contractors, who may be inadequately capitalized;

•	shortages of materials; and

•	increases in the cost of certain materials.

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

As of October 31, 2011, directors and members of our executive management team beneficially owned or controlled approximately 12.6% of our common stock.  Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock.  The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock.  In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

As a Company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses not historically incurred.  In addition, the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules promulgated by the SEC and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies.  These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

If we do not timely satisfy the requirements of Section 404 of SOX, the trading price of our common stock could be adversely affected.

Under current SEC rules for accelerated filers, we are subject to Section 404 of SOX, which requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal control over financial reporting. This Annual Report includes management's first report on internal control over financial reporting as well as our Independent Registered Public Accounting Firm’s first audit report on internal control over financial reporting. We received an unqualified opinion from such accounting firm for fiscal year 2011. Any future delays or difficulty in satisfying the requirements of SOX, including a qualified opinion by an independent registered public accounting firm, could, among other things, cause investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 5,800 acres of farm land in California with approximately 4,000 acres located in Ventura County and approximately 1,800 acres located in Tulare County, which is in the San Joaquin Valley.  We lease approximately 30 acres of land located in Ventura County.  We also have an interest in a partnership that owns approximately 220 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 1,766 acres of lemons, approximately 1,254 acres of avocados, approximately 1,062 acres of oranges and approximately 401 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,744	$767,000	1907, 1913, 1920	$440
Orchard Farm Ranch	1,119	$3,240,000	1920	$2,895
La Campana Ranch	324	$758,000	1964	$2,340
Teague McKevett Ranch	460	$8,253,000	1994	$17,941
Rancho La Cuesta Ranch	222	$2,899,000	1994	$13,059
Porterville Ranch	669	$6,427,000	1997	$9,607
Ducor Ranch	890	$6,064,000	1997	$6,813
Wilson Ranch	52	$1,100,000	2001	$21,154
Jencks Ranch	101	$846,000	2007	$8,376
Other agribusiness land	223	$296,000	1963, 1998, 2008	$1,327
	5,804	$30,650,000

The book value of our agribusiness land holdings of $30,650,000 differs from the land balance of $24,065,000 included in property plant and equipment, Note 6 of the consolidated financial statements in Item 8 of Form 10-K.  The table above presents our current land holdings in agribusiness operations and, therefore, excludes rental operations land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facility located in Santa Paula, California, where we process and pack our lemons as well as lemons for other growers.  In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own 188 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and several commercial office buildings and properties that are leased to various tenants.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to 1,873 residential units and approximately 811,000 square feet of commercial space.

Water Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We also use ground water and water from local water districts in the San Joaquin Valley.  We believe our water resources are adequate for our current farming operations in our agribusiness segment.

Our rights to extract groundwater from the Santa Paula Basin are governed by the Santa Paula Basin Judgment (the “Judgment”). The Judgment was entered in 1996 by stipulation among the United Water Conservation District, the City of Ventura and various members of the Santa Paula Basin Pumpers Association (the “Association”). The Association is a not-for-profit, mutual benefit corporation, which represents the interests of all overlying landowners with rights to extract groundwater from the Santa Paula Basin and the City of Santa Paula.  We are a member of the Association.  Membership in the Association is governed by the Association's Bylaws.

The Judgment adjudicated and allocated water rights in the Santa Paula Basin among the Association's members and the City of Ventura.  The water rights are established and governed by a seven-year moving average (i.e. production can rise or fall in any particular year so long as the seven year average is not exceeded).   Under California law, the water rights are considered "property."  A perpetual right to water, evidenced by the Judgment, can be exchanged for interests in real property under IRS Code Section 1031 and if condemned by a public agency, just compensation must be paid to the rightful owner.  Our rights under the Judgment are perpetual and considered very firm and reliable which reflects favorably upon their fair market value.

For ease of administration, the Association is appointed by the Judgment as the trustee of its members’ water rights and is responsible for coordinating and promoting the interests of its members.  The Judgment includes provisions for staged reductions in production rights should shortage conditions develop.  It also allows the adjudicated water rights to be leased or sold among the parties.  The Judgment established a Technical Advisory Committee composed of the United Water Conservation District, the City of Ventura and the Association to assist the Superior Court of the State of California, Ventura County (the “Court”), with the technical aspects of Santa Paula Basin management.  Finally, the Judgment reserves continuing jurisdiction to the Court to hear motions for enforcement or modification of the Judgment as necessary.

Our water resources include approximately 16,200 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. Additionally, we own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

We believe water is a natural resource that is critical to economic growth in the western United States and firm, reliable water rights are essential to our Company’s sustainable business practices.  Consequently, we have long been a private steward and advocate of prudent and efficient water management.  We have made substantial investments in securing water and water rights in quantities that are sufficient to support and, we believe will exceed, our long-term business objectives.  We strive to follow best management practices for the diversion, conveyance, distribution and use of water.  In the future, we intend to continue to provide leadership in the area of, and seek innovation opportunities that promote, increased water use efficiency and the development of new sources of supply for our neighboring communities.

Item 3. Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business.  Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, contemplated by governmental authorities.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 27, 2010, we listed our common stock on NASDAQ. Prior to May 27, 2010, our common stock was traded on the Pink Sheets. Our common stock is currently quoted under the symbol “LMNR.” On April 7, 2010, we declared a ten-for-one stock split.  All stockholders of record on March 24, 2010 received nine additional shares for each share.  This did not change the proportionate interest that a stockholder maintained in our Company.  All shares and per share amounts set forth in this report have been adjusted for the ten-for-one stock split.  There is no assurance that our common stock will continue to be traded on NASDAQ or that any liquidity will exist for our stockholders.

 Market Price

The following table shows the high and low per share price quotations of our common stock for the two most recently completed fiscal years as reported on the Pink Sheets market for each quarterly period through May 26, 2010, and the high and low per share price quotations for our common stock as reported on the NASDAQ from May 27, 2010 to October 31, 2011.  The share prices quoted below have been adjusted to reflect the ten-for-one stock split approved by our stockholders on March 23, 2010. The Pink Sheets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions.  The Pink Sheets market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of our common stock.  Furthermore, since limited or no public information was available about our business, operating results or financial condition during the time the trades on the Pink Sheets occurred, the trading prices set forth below for the Pink Sheets might not reflect the historical value of our Company on a per common share basis, nor be an accurate indication of the prices at which common shares may be traded in the future.

	High	Low
NASDAQ
2011
Fourth Quarter Ended October 31, 2011	$20.69	$14.00
Third Quarter Ended July 31, 2011	$23.60	$19.01
Second Quarter Ended April 30, 2011	$24.17	$19.37
First Quarter Ended January 31, 2011	$29.10	$19.86
2010
Fourth Quarter Ended October 31, 2010	$22.14	$16.05
Third Quarter Ended July 31, 2010	$29.66	$15.70

Pink Sheets
2010
Second Quarter Ended April 30, 2010	$19.50	$12.50
First Quarter Ended January 31, 2010	$15.50	$13.50

Holders

On December 31, 2011, there were 327 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown. The amount of the cash dividend per share with respect to periods prior to March 24, 2010 has been adjusted to reflect the ten-for-one stock split approved by our stockholders on March 23, 2010.

Dividend
2011
Fourth Quarter Ended October 31, 2011	$0.0313
Third Quarter Ended July 31, 2011	$0.0313
Second Quarter Ended April 30, 2011	$0.0313
First Quarter Ended January 31, 2011	$0.0313
2010
Fourth Quarter Ended October 31, 2010	$0.0313
Third Quarter Ended July 31, 2010	$0.0313
Second Quarter Ended April 30, 2010	$0.0313
First Quarter Ended January 31, 2010	$0.0313

We expect to continue to pay quarterly dividends at a rate similar to the fourth quarter of 2011, to the extent permitted by our business and other factors beyond management’s control.

Performance Graph

The line graph above compares the percentage change in cumulative total stockholder return of our Company’s common stock registered under section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with (i) the cumulative total return of the Russell 2000 Index, assuming reinvestment of dividends, and (ii) the cumulative total return of Dow Jones U.S. Food Producers Index, assuming reinvestment of dividends.   The comparison is presented since April 13, 2010, which is the effective date of our Company’s registration under the Exchange Act.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of our Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report.

	Years Ended October 31,
	2011	2010	2009	2008	2007
Total revenues	$52,495,000	$54,284,000	$34,838,000	$53,512,000	$48,267,000
Net income (loss)	$1,598,000	$323,000	$(2,877,000)	$3,495,000	$2,146,000
Basic and diluted net income (loss) per common share(a)	$0.12	$0.01	$(0.28)	$0.29	$0.17
Total assets	$159,028,000	$159,438,000	$141,868,000	$140,990,000	$127,341,000
Current and long-term debt	$82,871,000	$85,938,000	$69,716,000	$65,582,000	$38,475,000
Redeemable preferred stock	$3,000,000	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock(a)	$0.13	$0.13	$0.06	$0.33	$0.23

(a)	All shares and per share amounts have been adjusted for the ten-for-one stock split effected on March 24, 2010.

As described in Note 3 to the consolidated financial statements, on November 15, 2009, our Company was assigned the 85% interest in Windfall Investors, LLC (“Windfall Investors”) that it did not previously own. The transaction was accounted for as a business combination assuming net liabilities of $1,742,000, comprised of $17,699,000 in primarily real estate development assets and $19,441,000 of current liabilities and debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report.

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 6,841 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California, which plantings consist of approximately 1,766 acres of lemons, 1,254 acres of avocados, 1,062 acres of oranges and 401 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development.  We currently have six active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of 188 completed units and another 1,873 units in various stages of development.

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment currently generates the majority of our revenue from its farming and lemon packing and sales operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development segment primarily generates revenues from the sale of real estate development projects.  From a general view, we see our Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities.  As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments

On November 1, 2010, our Company began marketing and selling its lemons directly to its food service, wholesale and retail customers throughout the United States, Canada, Asia and certain other international markets.

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

In March 2011, LAFCo approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula.

In May 2011, our Company sold Donna Circle for $2,275,000 cash, realizing net cash of $2,080,000 after selling and other transaction costs. The carrying value of the property at the time of sale was $2,080,000, net of a second quarter 2011 impairment charge of $203,000.

In August 2011, we filed a Registration Statement on Form S-3 with the SEC in accordance with the Securities Act of 1933, as amended. Utilizing a “shelf” registration process, we registered common stock, par value $0.01 per share, which may be offered and sold in one or more offerings at indeterminate prices for a maximum aggregate offering price of up to $100,000,000.

Effective November 1, 2011, we amended the interest rate on one of the term loans we have with Farm Credit West to a fixed rate of 3.65% for three years. The interest rate for this loan had been 6.73% until October 31, 2011 and would have converted to a variable rate on November 1, 2011. The balance of the term loan is approximately $9.0 million at October 31, 2011 and it requires monthly principal and interest installments until October 2035.

On November 14, 2011, we amended certain terms of our Rabobank Credit Facility. The maturity date was extended to June 30, 2018 from June 30, 2013, and the borrowing capacity was increased to $100.0 million from $80.0 million, subject to underlying collateral value. The interest rate for the amended line of credit will be the London Interbank Offer Rate (“LIBOR”) plus 1.80% beginning July 1, 2013 until the maturity date. Currently, the interest rate on the line of credit is LIBOR plus 1.50% and the principal balance is approximately $54.0 million at October 31, 2011.

Additionally, on November 14, 2011 we entered into a forward interest rate swap to manage the variable interest rate risk associated with the Rabobank Credit Facility. The forward interest rate swap establishes a fixed interest rate of 4.30% on $40.0 million of outstanding line of credit borrowings beginning July 1, 2013 until June 30, 2018. We currently have an interest rate swap which locks in the interest rate on $42.0 million of outstanding line of credit borrowings at 5.13% until June 30, 2013.

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. Due to the timing of the growing and harvesting seasons and as a result that the farming costs associated with the leased property were incurred by the lessor prior to lease commencement, Limoneira will not share in the citrus crop revenue in its fiscal year 2012. Fiscal year 2013 and forward operating results on the leased property are expected to be similar on a per acre basis as existing citrus orchard operating results.

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
	2011	2010	2009
Revenues:
Agribusiness	$46,085,000	$47,034,000	$31,033,000
Rental	3,948,000	3,976,000	3,766,000
Real estate development	2,462,000	3,274,000	39,000
Total revenues	52,495,000	54,284,000	34,838,000
Costs and expenses:
Agribusiness	35,180,000	31,136,000	27,051,000
Rental	2,230,000	2,173,000	2,061,000
Real estate development	3,551,000	4,416,000	318,000
Impairments of real estate development assets	1,196,000	2,422,000	6,203,000
Selling, general and administrative	9,328,000	11,014,000	6,709,000
Total costs and expenses	51,485,000	51,161,000	42,342,000
Operating income (loss):
Agribusiness	10,905,000	15,898,000	3,982,000
Rental	1,718,000	1,803,000	1,705,000
Real estate development	(2,285,000)	(3,564,000)	(6,482,000)
Selling, general and administrative	(9,328,000)	(11,014,000)	(6,709,000)
Operating income (loss)	1,010,000	3,123,000	(7,504,000)
Other income (expense):
Interest expense	(1,260,000)	(1,632,000)	(692,000)
Interest income (expense) related to derivative instruments	537,000	(1,987,000)	-
Gain on sale of Rancho Refugio/Caldwell Ranch	1,351,000	-	-
Gain on sale of investment in Calavo Growers, Inc.	-	-	2,729,000
Interest income and other	586,000	402,000	469,000
Total other income (expense)	1,214,000	(3,217,000)	2,506,000
Income tax benefit (provision)	(707,000)	72,000	2,291,000
Equity in earnings (losses) of investments	81,000	345,000	(170,000)
Net income (loss)	$1,598,000	$323,000	$(2,877,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate our Company’s results of operations between periods on a more comparable basis.  Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies.  EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Years Ended October 31,
	2011	2010	2009
Net income (loss)	$1,598,000	$323,000	$(2,877,000)
Total interest expense	723,000	3,619,000	692,000
Income taxes	707,000	(72,000)	(2,291,000)
Depreciation and amortization	2,207,000	2,337,000	2,323,000
EBITDA	5,235,000	6,207,000	(2,153,000)
Impairments of real estate development assets	1,196,000	2,422,000	6,203,000
Adjusted EBITDA	$6,431,000	$8,629,000	$4,050,000

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

Total revenue for fiscal year 2011 was $52.5 million compared to $54.3 million for fiscal year 2010. The 3% decrease of $1.8 million was primarily the result of decreased agribusiness and real estate development revenue, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2011	2010	Change
	$	$	$	%
Lemons	$31,243,000	$28,195,000	$3,048,000	11%
Avocados	7,539,000	11,483,000	(3,944,000)	(34)%
Navel and Valencia oranges	3,789,000	4,075,000	(286,000)	(7)%
Specialty citrus and other crops	3,514,000	3,281,000	233,000	7%
Agribusiness revenues	$46,085,000	$47,034,000	$(949,000)	(2)%

•
Lemons: The increase in fiscal year 2011 was primarily the result of increased volume of fresh lemons sold and increased sales prices for lemon by-products. During fiscal years 2011 and 2010, fresh lemon sales were $27.8 million and $26.5 million, respectively, on 1.8 million and 1.4 million cartons of lemons sold at average per carton prices of $15.44 and $18.93, respectively. Additionally, during fiscal year 2011, $2.3 million of lemon by-products were sold at an average price per ton of $187 compared to $1.7 million sold at an average price per ton of $104 in fiscal year 2010.

•
Avocados: The decrease in fiscal year 2011 was primarily due to decreased production partially offset by higher prices and a crop insurance settlement. The California avocado crop typically experiences alternating years of high and low production due to plant physiology and, as a result, we expect our avocado production to be higher in fiscal year 2012 than in fiscal year 2011. During fiscal years 2011 and 2010, 4.3 million and 17.7 million pounds of avocados were sold at an average price per pound of $1.60 and $0.65, respectively. Fiscal year 2011 revenue included a $0.6 million avocado crop insurance claim settlement.

•
Navel and Valencia oranges: The decrease in fiscal year 2011 was primarily due to decreased sales prices for Navel oranges. During fiscal years 2011 and 2010, Navel orange sales were $2.9 million and $3.5 million, respectively, on 323,000 and 337,000 field boxes of Navel oranges sold at average per field box prices of $8.98 and $10.40, respectively. This decrease was partially offset by increased Valencia orange sales.

•
Specialty citrus and other crops: The increase in fiscal year 2011 was primarily due to increased sales prices for Cara Cara oranges sold and increased volume of Moro blood oranges sold compared to fiscal year 2010. During fiscal years 2011 and 2010, Cara Cara orange sales were $1.0 million and $0.9 million, respectively on 63,000 and 59,000 field boxes of Cara Cara oranges sold at average per field box prices of $15.87 and $15.25, respectively. During fiscal years 2011 and 2010, Moro blood orange sales were $0.5 million and $0.4 million, respectively, on 27,000 and 18,000 field boxes of Moro blood oranges sold at average per field box prices of $18.51 and $22.22, respectively.

•
Real estate development revenue was $2.5 million in fiscal year 2011 compared to $3.3 million in fiscal year 2010. The decrease in fiscal year 2011 was primarily due to Donna Circle’s $2.3 million sales price in fiscal year 2011 compared to Cactus Wren’s $3.0 million sales price in fiscal year 2010.

Costs and Expenses

Total costs and expenses for fiscal year 2011 were $51.5 million compared to $51.2 million for fiscal year 2010. This 1% increase of $0.3 million was primarily attributable to increases in our agribusiness costs of $4.1 million, offset by decreases in real estate development expenses, including impairment charges, and selling, general and administrative expenses of $2.1 million and $1.7 million, respectively. Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. The significant variances are discussed below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2011	2010	Change
	$	$	$	%
Packing costs	$10,412,000	$7,596,000	$2,816,000	37%
Harvest costs	5,673,000	6,514,000	(841,000)	(13)%
Growing costs	10,525,000	10,199,000	326,000	3%
Third-party grower costs	7,035,000	5,194,000	1,841,000	35%
Depreciation	1,535,000	1,633,000	(98,000)	(6)%
Agribusiness costs and expenses	$35,180,000	$31,136,000	$4,044,000	13%

•	Packing costs: The increase in fiscal year 2011 primarily resulted from 0.4 million more cartons of fresh lemons being packed and sold compared to fiscal year 2010.

•	Harvest costs: The decrease in fiscal year 2011 primarily resulted from 13.4 million less pounds of avocados being harvested compared to fiscal year 2010.

•
Third-party grower costs: The increase in fiscal year 2011 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly correlates to amounts expensed and paid to third-party growers.

Real estate development expenses consist of costs incurred for our various real estate projects, impairment charges and depreciation expense. Real estate development expenses for fiscal year 2011 were $4.7 million compared to $6.8 million for fiscal year 2010. This 31% decrease of $2.1 million was primarily attributable to the following:

•	Cost of sales of $2.3 million in fiscal year 2011 associated with the sale of Donna Circle compared to cost of sales of $3.0 million during fiscal year 2010 associated with the sale of Cactus Wren.

•
A $1.2 million decrease in the impairments of real estate development assets for fiscal year 2011 compared to fiscal year 2010. As the rate of decline in real estate values slowed, we incurred $1.2 million of impairment charges during fiscal year 2011 compared to $2.4 million for fiscal year 2010.

Selling, general and administrative expenses for fiscal year 2011 were $9.3 million compared to $11.0 million for fiscal year 2010. This 15% decrease of $1.7 million is primarily attributable to the following:

•
In fiscal year 2010, we incurred legal and accounting expenses of $1.4 million associated with the filing of our Form 10 and other costs associated with the filing of quarterly reports on Form 10-Q and current reports on Form 8-K, as well as our compliance with other obligations of the Exchange Act and the listing of our common stock on NASDAQ. By comparison, such SEC compliance and related costs were $0.8 million in fiscal year 2011.

•
In fiscal year 2010, we incurred a $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers. These notes were issued to the officers to allow them to pay the payroll taxes associated with compensation for shares issued to them under our stock grant performance bonus plan.  During the first quarter of fiscal 2010, the outstanding balances of these loans were repaid by the officers by exchanging 6,756 of the shares issued to them valued at $150.98 per shares, which was the current market value on the date they were exchanged (and was prior to our 10-for-1 stock split) and loan forgiveness by our Company totaling $0.7 million.  The loan forgiveness resulted in additional compensation to the officers and our Company paid, on their behalf, $0.6 million in payroll taxes associated with this compensation. There were no such charges in fiscal year 2011.

•
Fiscal year 2011 stock based compensation expense of $0.8 million included second-year vesting associated with a stock grant to management for fiscal year 2010 performance. By comparison, fiscal year 2010 expense of $1.2 million included first-year vesting associated with a stock grant to management for fiscal year 2010 performance plus third-year vesting associated with a stock grant to management for fiscal year 2008 performance. Additionally, in fiscal year 2011, we did not incur any expense for bonus compensation, whereas in fiscal year 2010 we incurred $0.4 million of expense.

•
The decreases noted above were partially offset by a $0.6 million increase in selling expense, which was $0.9 million in fiscal year 2011 compared to $0.3 million in fiscal year 2010, due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. In years prior to fiscal 2011, when we operated under the Sunkist License Agreement, Sunkist provided certain sales and marketing service for which it charged a fee that was included in packing costs, which resulted in an expense of $0.8 million in fiscal year 2010.

•
Additionally, the decreases noted above were partially offset by $0.3 million of additional labor and benefits due to an increase in salaries and personnel associated with being a publicly traded company and $0.1 million of net increases in other selling, general and administrative costs.

Other Income (Expense)

Other income (expense) for fiscal year 2011 was $1.2 million of income compared to $3.2 million of expense for fiscal year 2010. The $4.4 million increase in income is primarily the result of a $1.4 million gain on the sale of Ranch Refugio/Caldwell Ranch and a decrease in interest expense as a result of a larger amount of capitalized interest, lower average debt levels and fair value adjustments on our interest rate swap.

Income Taxes

Our Company recorded an income tax provision of $0.7 million for fiscal year 2011 on pre-tax income of $2.3 million compared to an income tax benefit of $72,000 for fiscal year 2010 on pre-tax income of $0.3 million.

Our effective tax rate is 31.1% for fiscal year 2011 compared to an effective rate of 24.5% for fiscal year 2010. The primary reasons for this change in our effective tax rate were decreases in the allowable domestic production deduction and decreases in the change in unrecognized tax benefits in fiscal year 2011 over the fiscal year 2010 amounts.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

Total revenue for fiscal year 2010 was $54.3 million compared to $34.8 million for fiscal year 2009. The 56% increase of $19.5 million was primarily the result of increased agribusiness and real estate revenue, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2010	2009	Change
	$	$	$	%
Lemons	$28,195,000	$22,252,000	$5,943,000	27%
Avocados	11,483,000	4,026,000	7,457,000	185%
Navel and Valencia oranges	4,075,000	2,621,000	1,454,000	55%
Specialty citrus and other crops	3,281,000	2,134,000	1,147,000	54%
Agribusiness revenues	$47,034,000	$31,033,000	$16,001,000	52%

•
Lemons: The increase for fiscal year 2010 was primarily the result of more volume sold at higher lemon prices in the marketplace. Volume and price returned to historical average levels in fiscal year 2010 following the oversupply of the global lemon market experienced in fiscal year 2009. During fiscal years 2010 and 2009, 1.4 million and 1.3 million cartons of lemons were sold at an average price per carton of $18.93 and $15.72, respectively. Lemon prices were low in fiscal year 2009 as compared to fiscal year 2010 primarily due to a significant oversupply of product in 2009 resulting from simultaneous production recoveries in California, Argentina, Chile and Spain after damaging freezes in 2007.

•
Avocados: The increase for fiscal year 2010 was primarily due to increased production. The California avocado crop typically experiences alternating years of high and low production due to plant physiology and, as a result, we expected our avocado production to be lower in fiscal year 2011 than in fiscal year 2010. During fiscal years 2010 and 2009, 17.7 million and 2.4 million pounds of avocados were sold at an average price per pound of $0.65 and $1.11, respectively. Fiscal year 2009 revenue included a $1.3 million estimated crop insurance claim settlement.

•
Oranges: A higher quality crop of Navel oranges in fiscal year 2010 resulted in increased sales at the retail level. During fiscal year 2010, our Company received an average return of $10.40 on 337,000 field boxes versus $9.96 on 194,000 field boxes in fiscal year 2009.

•
Specialty citrus and other crops: Larger volumes and higher sales prices contributed to the increase for fiscal year 2010. As our Company’s specialty citrus orchards mature, their production has increased. Additionally, international embargos drove higher prices in the market place for our Company’s pistachio crop. During fiscal year 2010, 59,000 field boxes of Cara Cara oranges were harvested compared to 30,000 field boxes harvested in fiscal year 2009. In fiscal year 2010, 35,000 field boxes of Satsuma mandarins were harvested compared to 15,000 field boxes in fiscal year 2009. Additionally, our Company realized pistachio revenues of $669,000 in fiscal year 2010 compared to $372,000 in fiscal year 2009.

•
Real estate development revenue was $3.3 million in fiscal year 2010 compared to $39,000 in fiscal year 2009. The increase for fiscal year 2010 was primarily the result of the sale of Cactus Wren in Arizona.

Costs and Expenses

Total costs and expenses for fiscal year 2010 were $51.2 million compared to $42.3 million for fiscal year 2009. The 21% increase of $8.9 million was primarily attributable to increases in our agribusiness costs, real estate development expenses, including impairment charges, and selling, general and administrative expenses of $4.1 million, $0.3 million and $4.3 million, respectively.  Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. The significant variances are discussed below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2010	2009	Change
	$	$	$	%
Packing costs	$7,596,000	$8,024,000	$(428,000)	(5)%
Harvest costs	6,514,000	4,619,000	1,895,000	41%
Growing costs	10,199,000	9,058,000	1,141,000	13%
Third-party grower costs	5,194,000	3,714,000	1,480,000	40%
Depreciation	1,633,000	1,636,000	(3,000)	-
Agribusiness costs and expenses	$31,136,000	$27,051,000	$4,085,000	15%

•	Harvest costs: The increase for fiscal year 2010 primarily resulted from 15.3 million more pounds of avocados being harvested during fiscal year 2010 compared to fiscal year 2009.

•
Growing costs: The increase in fiscal year 2010 was primarily attributable to higher expenditures for fertilization, water, soil amendments and general tree care during fiscal year 2010 compared to fiscal year 2009. Due to reduced agribusiness revenue in fiscal year 2009, our Company delayed expenditures for certain growing costs until fiscal year 2010.

•
Third-party grower costs: The increase in fiscal year 2010 was attributable to higher sales prices per carton, which directly correlates to amounts expensed and paid to third party growers. This increase was partially offset by a decrease in lemon packing costs.

Real estate development expenses consist of costs incurred for our various real estate projects, impairment charges and depreciation expense. The increase of $0.3 million for fiscal year 2010 was primarily attributable to the following:

•	Operating expenses of $1.1 million at our Windfall Investors real estate development project in Creston, California, which was not a part of our operations until fiscal year 2010.

•	Cost of sales of $3.0 million during fiscal year 2010 associated with the sale of Cactus Wren.

•	Offsetting the increased costs noted above was a decrease in the impairments of real estate development assets for fiscal year 2010 as the rate of decline in real estate values slowed.

Selling, general and administrative expenses for fiscal year 2010 were $11.0 million compared to $6.7 million for fiscal year 2009. This 64% increase is primarily attributable to the following:

•
Legal and accounting expenses of $1.4 million associated with the filing of our Form 10 and other costs associated with the filing of quarterly reports on Form 10-Q and current reports on Form 8-K, as well as our compliance with other obligations of the Exchange Act and the listing of our common stock on NASDAQ.  Such SEC compliance and related costs are estimated to be approximately $1.0 million per year going forward.

•
A $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers.  These notes were issued to the officers to allow them to pay the payroll taxes associated with compensation for shares issued to them under our stock grant performance bonus plan.  During the first quarter of fiscal 2010, the outstanding balances of these loans were repaid by the officers by exchanging 6,756 of the shares issued to them valued at $150.98 per share, which was the current market value on the date they were exchanged (and was prior to our 10-for-1 stock split) and loan forgiveness by our Company totaling $0.7 million.  The loan forgiveness resulted in additional compensation to the officers, and our Company paid on their behalf $0.6 million in payroll taxes associated with this compensation.

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

Other Income (Expense)

Other income (expense) for fiscal year 2010 was $3.2 million of expense compared to $2.5 million of income for fiscal year 2009. The $5.7 million decrease in income is primarily the result of an increase in interest expense due to the assumption of an additional $19.3 million in long-term debt in connection with the acquisition of Windfall Investors in November 2009 and fair value adjustments on our interest rate swaps. Additionally, other income (expense) in fiscal year 2009 includes a $2.8 million gain on the sale of 335,000 shares of stock in Calavo.

Income Taxes

Our Company recorded an income tax benefit of $72,000 for fiscal year 2010 on pre-tax income of $0.3 million compared to an income tax benefit of $2.3 million for fiscal year 2009 on pre-tax losses of $5.2 million.

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

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources.  The following table shows each segment’s results of operations for:

	Years Ended October, 31
	2011		2010		2009
	$	%	$	%	$	%
Revenues:
Agribusiness	$46,085,000	88%	$47,034,000	87%	$31,033,000	89%
Rental operations	3,948,000	7%	3,976,000	7%	3,766,000	11%
Real estate development	2,462,000	5%	3,274,000	6%	39,000	0%
Total revenues	52,495,000	100%	54,284,000	100%	34,838,000	100%
Costs and expenses:
Agribusiness	35,180,000	68%	31,136,000	61%	27,051,000	64%
Rental operations	2,230,000	5%	2,173,000	4%	2,061,000	5%
Real estate development	4,747,000	9%	6,838,000	13%	6,521,000	15%
Corporate and other	9,328,000	18%	11,014,000	22%	6,709,000	16%
Total costs and expenses	51,485,000	100%	51,161,000	100%	42,342,000	100%
Operating income (loss):
Agribusiness	10,905,000		15,898,000		3,982,000
Rental operations	1,718,000		1,803,000		1,705,000
Real estate development	(2,285,000)		(3,564,000)		(6,482,000)
Corporate and other	(9,328,000)		(11,014,000)		(6,709,000)
Total operating income (loss)	$1,010,000		$3,123,000		$(7,504,000)

Fiscal Year 2011 Compared to Fiscal Year 2010

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For fiscal year 2011 our agribusiness segment revenue was $46.1 million compared to $47.0 million for fiscal year 2010. The 2% decrease of $0.9 million primarily reflected higher lemon revenue offset by lower avocado revenue for fiscal year 2011 compared to fiscal year 2010. The decrease in agribusiness revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2011 was $3.1 million higher than fiscal year 2010.

•	Avocado revenue for fiscal year 2011 was $3.9 million lower than fiscal year 2010.

•	Navel and Valencia orange revenue in fiscal year 2011 was $0.3 million lower than in fiscal year 2010.

•	Specialty citrus and other crop revenue for fiscal year 2011 was $0.2 million higher than fiscal year 2010.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For fiscal year 2011, our agribusiness costs and expenses were $35.2 million compared to $31.1 million for fiscal year 2010. The 13% increase of $4.1 million primarily consists of the following:

•	Packing costs for fiscal year 2011 were $2.8 million higher than fiscal year 2010.

•	Harvest costs for fiscal year 2011 were $0.8 million lower than fiscal year 2010.

•	Growing costs for fiscal year 2011 were $0.3 million higher than fiscal year 2010.

•	Third-party grower costs for fiscal year 2011 were $1.9 million higher than fiscal year 2010.

•	Depreciation expense for fiscal year 2011 was $0.1 million lower than in fiscal year 2010.

Rental Operations

Our rental operations revenue for fiscal year 2011 was $3.9 million compared to $4.0 million in fiscal year 2010 resulting in a decrease of $0.1 million. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Expenses in our rental operations segment for fiscal year 2011 were $0.1 million higher than fiscal year 2010 due to increased repairs and maintenance costs for our residential rental facilities. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment revenue for fiscal year 2011 was $0.8 million lower than fiscal year 2010.

Costs and expenses in our real estate development segment for fiscal year 2011 were $2.1 million lower than fiscal year 2010.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2011 were $1.7 million lower than fiscal year 2010. Depreciation expense was similar year to year.

Fiscal Year 2010 Compared Fiscal Year 2009

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For fiscal year 2010 our agribusiness segment revenue was $47.0 million compared to $31.0 million for fiscal year 2009. The 52% increase of $16.0 million reflected higher revenue in most varieties of our crops for fiscal year 2010 compared to fiscal year 2009. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2010 was $5.9 million higher than fiscal year 2009.

•	Avocado revenue for fiscal year 2010 was $7.5 million higher than fiscal year 2009.

•	Navel and Valencia orange revenue in fiscal year 2010 was $1.5 million higher than in fiscal year 2009.

•	Specialty citrus and other crop revenue for fiscal year 2010 was $1.1 million higher than fiscal year 2009.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For fiscal year 2010, our agribusiness costs and expenses were $31.1 million compared to $27.1 million for fiscal year 2009. The 15% decrease of $4.0 million primarily consists of the following:

•	Harvest costs for fiscal year 2010 were $1.9 million higher than fiscal year 2009.

•	Growing costs for fiscal year 2010 were $1.1 million higher than fiscal year 2009.

•	Third-party grower costs for fiscal year 2010 were $1.4 million higher than fiscal year 2009.

•	Partially offsetting these increases was a $0.4 million decrease in packing costs in fiscal year 2010 compared to fiscal year 2009.

•	Depreciation expense was similar year to year at approximately $1.6 million.

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

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2010 were $4.3 million higher than fiscal year 2009. Depreciation expense was similar year to year.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2011. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the second and third quarters.

(in thousands, except per common share amounts)	Three Months Ended 2011
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$10,882	$23,202	$12,510	$5,901
Costs and expenses	10,039	15,953	14,055	11,438
Operating income (loss)	843	7,249	(1,545)	(5,537)
Other income (loss), net	(145)	(244)	1,114	489
Income (loss) before (provision) benefit for income taxes and equity earnings (loss) of investments	698	7,005	(431)	(5,048)
Income tax (provision) benefit	(260)	(2,356)	197	1,712
Equity earnings (loss) of investments	116	(14)	(30)	9
Net Income (loss)	$554	$4,635	$(264)	$(3,327)

Net income (loss) per common share:
Basic	$0.04	$0.41	$(0.03)	$(0.30)
Diluted	$0.04	$0.41	$(0.03)	$(0.30)
Number of shares used in per common share computations:
Basic	11,205	11,203	11,217	11,199
Diluted	11,205	11,203	11,217	11,199

(in thousands, except per common share amounts)	Three Months Ended 2010
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$12,483	$22,230	$13,209	$6,362
Costs and expenses	14,598	13,236	12,184	11,143
Operating income (loss)	(2,115)	8,994	1,025	(4,781)
Other income (loss), net	(842)	(1,402)	(929)	(44)
Income (loss) before (provision) benefit for income taxes and equity earnings (loss) of investments	(2,957)	7,592	96	(4,825)
Income tax (provision) benefit	1,115	(2,704)	(48)	1,709
Equity earnings (loss) of investments	270	27	64	(16)
Net Income (loss)	$(1,572)	$4,915	$112	$(3,132)

Net income (loss) per common share:
Basic	$(0.14)	$0.43	$(0.00)	$(0.28)
Diluted	$(0.14)	$0.43	$(0.00)	$(0.28)
Number of shares used in per common share computations:
Basic	11,194	11,194	11,194	11,246
Diluted	11,194	11,194	11,194	11,246

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our Rabobank Credit Facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2011, 2010 and 2009, net cash provided by (used in) operating activities was $6.0 million, $7.1 million and ($1.1) million, respectively.  The significant components of our cash flows provided by (used in) operating activities are as follows:

•
Net income (loss) was $1.6 million, $0.3 million and ($2.9) million for fiscal years 2011, 2010 and 2009, respectively.  The increase of $1.3 million in fiscal year 2011 as compared to fiscal year 2010 was primarily attributable to an increase in other income of $4.4 million, a decrease in operating income of $2.1 million and an increase in income tax provision of $0.8 million. The increase of $3.2 million in fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to a $10.6 million increase in operating income, a $5.7 increase in other expense and a $2.2 million decrease in income tax benefit.

•
Depreciation and amortization was $2.2 million, $2.3 million and $2.3 million for fiscal years 2011, 2010 and 2009, respectively.   Depreciation and amortization for each of fiscal years 2011, 2010 and 2009 remained stable primarily because the balance of depreciable assets did not change significantly.

•	In fiscal year 2011, we sold the Rancho Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred in fiscal years 2010 or 2009.

•
Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market were $1.2 million, $2.4 million and $6.2 million for fiscal years 2011, 2010 and 2009, respectively.

•	During fiscal 2009, our Company sold 335,000 shares of its investment in Calavo which resulted in a gain of $2.7 million. No such transaction occurred in fiscal years 2011 or 2010.

•
Non-cash stock compensation expense was $0.8 million, $1.2 million and $0.8 million for fiscal years 2011, 2010 and 2009, respectively, which is comprised of vesting of 2008 and 2010 grants to management under our Company’s stock grant performance bonus program and the directors stock incentive compensation.  The increase in fiscal year 2010 stock compensation expense of $0.4 million compared to fiscal years 2011 and 2009 is primarily related to the fiscal 2010 incentive stock grant for management.

•
Expense related to officers’ notes receivable forgiveness of $0.7 million is a non-cash charge that occurred in fiscal 2010 in connection with loans issued to three of our senior executive officers to allow them to pay the payroll taxes associated with the compensation shares issued to them under our stock grant performance bonus plan. There was no such charge in fiscal years 2011 or 2009.

•
Non-cash interest income (expense) on derivative instruments was $0.5 million of income for fiscal year 2011, $2.0 million of expense for fiscal year 2010 and zero for fiscal year 2009. The income (expense) is due to a change in accounting for our interest rate swap agreements. In fiscal year 2009, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income. In April 2010, our Company extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement.  This transaction disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•
Accounts and notes receivable provided $0.2 million of operating cash flows in fiscal year 2011 compared to providing $0.9 million of operating cash flows in fiscal year 2010. This decrease was primarily the result of a $0.8 million decrease in accounts and notes receivable during fiscal year 2011 compared to a $1.7 million decrease in accounts and notes receivable in fiscal year 2010. This difference was primarily the result of lower agribusiness revenues in fiscal year 2011 compared to fiscal year 2010. Accounts and notes receivable provided $0.9 million of operating cash flows in fiscal year 2010 compared to using $1.2 million of operating cash flows in fiscal year 2009. This increase was primarily the result of a $1.7 million decrease in accounts and notes receivable in fiscal year 2010 compared to a $1.2 million increase in accounts and notes receivable in fiscal year 2009. This difference was primarily the result of recording a $1.3 million estimated crop insurance claim settlement in fiscal year 2009.

•
Income taxes receivable balance at October 31, 2011 was $1.3 million compared to $1.2 million at October 31, 2010, resulting in a corresponding decrease in operating cash flows of $0.1 million for fiscal year 2011. The income taxes receivable balance of zero at October 31, 2009 resulted in a corresponding decrease in operating cash flows of $1.2 million for fiscal year 2010. The receivable balances at October 31, 2011 and 2010 represent the estimated refunds due to us from the estimated tax payments made during fiscal years 2011 and 2010. Comparatively, we generated a loss in fiscal year 2009 and made no estimated tax payments.

•
Accounts payable and growers payable provided $0.3 million of cash from operating activities in fiscal year 2011 compared to providing zero cash from operating activities in fiscal year 2010. The increase was primarily the result of a $0.8 million increase in accounts payable and growers payable in fiscal year 2011 compared to a $0.2 million increase in accounts payable and growers payable in fiscal year 2010. This difference is primarily due to higher operating expenses in fiscal year 2011 compared to fiscal year 2010, resulting in a corresponding higher level of payables at fiscal year-end 2011. Accounts payable and growers payable provided zero cash from operating activities in fiscal year 2010 compared to using $0.7 million of cash from operating activities in fiscal year 2009. This increase was primarily the result of a $0.2 million increase in accounts payable and growers payable in fiscal year 2010 compared to a $0.4 million decrease in accounts payable and growers payable in fiscal year 2009. This difference is primarily the result of higher operating expenses in fiscal year 2010 compared to fiscal year 2009, resulting in a corresponding higher level of payables at fiscal year-end 2010.

•
Accrued liabilities (used) provided operating cash flows of ($0.6) million, $0.1 million and ($1.7) million for fiscal years 2011, 2010 and 2009, respectively. The $0.6 million use of cash from operating activities in fiscal year 2011 is primarily the result of accrued bonuses of $0.4 million at October 31, 2010 that were paid in fiscal year 2011. The $0.1 million increase in cash from operating activities in fiscal year 2010 primarily consists of ($0.2) million related to real estate development costs offset by changes in various accrual balances. The $1.7 million use of cash from operating activities in fiscal year 2009 compared to fiscal year 2008 is primarily due to accrued incentive compensation of $1.5 million at October 31, 2008 and there was no such accrual at October 31, 2009.

•
Other long-term liabilities provided $0.6 million of operating cash flows in fiscal year 2011 and represented $0.9 million of non-cash pension expense offset by $0.3 million of pension contributions. The $0.3 million of operating cash flows provided in fiscal year 2010 represented $0.6 million of non-cash pension expense offset by a $0.3 million pension contribution. The $0.4 million use of operating cash flows in fiscal year 2009 is primarily represented by a $0.3 million pension contribution.

Cash Flows from Investing Activities

For the years ended October 31, 2011, 2010, and 2009,  net cash used in investing activities was $1.5 million,  $2.6 million and $1.4 million, respectively.

Net cash used in investing activities is primarily comprised of capital expenditures and sales of assets. Capital expenditures were $12.9 million for fiscal year 2011, comprised of $1.9 million for property, plant and equipment, $4.5 million for real estate development projects and $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Ranch Refugio/Caldwell Ranch and $2.1 million of net proceeds from the sale of Donna Circle. Capital expenditures were $5.5 million for fiscal year 2010, comprised of $1.8 million for property, plant and equipment and $3.7 million for real estate development projects. These capital expenditures were partially offset by $2.8 million of net proceeds from the sale of Cactus Wren. Capital expenditures were $7.2 million in fiscal year 2009, comprised of $2.1 million for property, plant and equipment and $5.1 million for real estate development projects. These capital expenditures were partially offset by $6.1 million of net proceeds from the sale of 335,000 shares of our investment in Calavo.

Cash Flows from Financing Activities

For the years ended October 31, 2011, 2010 and 2009, net cash (used in) provided by financial activities was ($4.8) million, ($4.8) million, and $3.0 million, respectively.

The net cash flows from financing activities for fiscal year 2011 compared to fiscal year 2010 were similar year to year and primarily due to net repayments on long-term debt in the amounts of $3.1 million each year. In addition, we paid common and preferred stock dividends of $1.7 million in fiscal years 2011 and 2010.

The $7.8 million decrease in net cash flows from financing activities for fiscal year 2010 compared to fiscal year 2009 is primarily due to net repayments on long-term debt in the amount of $3.1 million in fiscal year 2010 and $4.1 million net borrowings in fiscal year 2009, which is largely the result of an $8.1 million increase in cash flows from operating activities in fiscal year 2010.  In addition, we paid common and preferred stock dividends of $1.7 million in fiscal year 2010 compared to $1.0 million paid in fiscal year 2009.  Lower common stock dividends of $0.7 million were paid in fiscal year 2009 ($0.06 per common share) compared to fiscal 2010 ($0.13 per common share) as a result of reduced fiscal year 2009 operating cash flows.  Other financing activities provided net cash of $0.2 million more in fiscal year 2010 than fiscal year 2009.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility.  In addition, we have the Farm Credit West Term Loans and the Farm Credit West Line of Credit. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 13 to the consolidated financial statements included elsewhere in this Annual Report.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2012.  In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2011, our outstanding borrowings under the Rabobank Credit Facility were $53.8 million and we had $26.2 million of availability.  The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.50%. The interest rate resets on the first of each month and was 1.74% at October 31, 2011.  We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80%, and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

Our Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. At October 31, 2011, our Company fixed the interest rate at 5.13 % utilizing interest rate swaps on $42 million of the Rabobank Credit Facility.  Additional information regarding the interest rate swaps can be found in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

The Rabobank Credit Facility is secured by certain of our Company’s agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects our Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets.  We also are subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2011.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2011, we had an aggregate of $29.1 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•
Term Loan Maturing November 2022. As of October 31, 2011, we had $6.2 million outstanding under the Farm Credit West term loan that matures in November 2022.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022.  The interest rate resets monthly and was 3.25% at October 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing May 2032. As of October 31, 2011, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032.  This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032.  The interest rate resets monthly and was 3.25% at October 31, 2011.  This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of October 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $9.0 million outstanding under the Farm Credit West term loan that matures in October 2035.  We guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in our consolidated financial statements.  The interest rate on this term loan was fixed at 6.73% until November 2011. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•
Farm Credit West Line of Credit Maturing May 2013. As of October 31, 2011, our wholly-owned subsidiary, Windfall Investors, had $13.0 million outstanding under the Farm Credit West Line of Credit that matures May 2013.  In connection with our acquisition of Windfall Investors in November 2009, we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010.  In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13 million non-revolving line of credit that matures in May 2013.  The Farm Credit West Line of Credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013.  The interest rate resets monthly and was 3.50% at October 31, 2011.  We guaranteed the payment of all indebtedness under this term loan.  The Farm credit West Line of Credit is secured by all of Windfall Investors’ owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, and certain of our agricultural properties.

The Farm Credit West Term Loans and Farm Credit West Line of Credit contain various conditions, covenants and requirements with which our Company and Windfall Investors must comply.  In addition, our Company and Windfall Investors are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At October 31, 2011, our Company had interest rate swap agreements which lock in the interest rate on $42.0 million of its $82.9 million in debt at approximately 5.13% until June 2013.  Of the remaining $40.9 million in debt, $31.9 million bears interest at a variable rate, which was 3.25% or less at October 31, 2011 and $9.0 million bears interest at a fixed rate of 3.65% which becomes variable in November 2014. Our interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest expense.

In November 2011, we entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of our outstanding borrowings under the Rabobank Credit Facility beginning on July 1, 2013 until June 30, 2018. Additional information regarding the interest rate swaps can be found in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

Real Estate Development Activities and Related Capital Resources

As noted under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands.  In order for our real estate development operations to reach their maximum potential benefit to our Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward.  While we are in discussions with several external sources of capital in respect to all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Trend Information

Agribusiness

The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers.  Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the USDA, Americans consumed an additional 37 pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988.

The USDA reports that per capita fresh lemon consumption was 3.1 pounds in 2009 and since 2000 has averaged 3.0 pounds per capita versus 2.7 pounds in the 1990s. The USDA forecasts the 2012 U.S. lemon crop at 832,000 tons, a reduction of more than 11% compared to 2011 and lemon prices are expected to rise later in the year due to the reduction in domestic supplies. California is expected to produce 800,000 tons (96%) of the U.S. lemon crop in 2012, with approximately 61% of the crop historically going to the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 2.3 pounds per capita in 2000 to 4.2 pounds per capita in 2010. Consumption was down to 3.4 pounds per capita in 2011 due to decreased supply, but was still within average levels of recent years. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2010 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. At 253 million pounds, production in California in 2011 declined 54%, resulting in higher prices for avocados. The USDA estimates that U.S. avocado production and avocado imports will be higher in 2012 than 2011, likely putting downward pressure on avocado prices. We expect that due to the alternate bearing nature of avocado trees where a large crop is typically followed by a smaller crop, our avocado production is likely to be higher in fiscal year 2012 than in fiscal year 2011.

The USDA forecasts California’s 2012 orange crop to be down nearly 7% from last season. The decline is entirely due to a smaller Navel crop of 1.76 million tons, down from last year’s record production of 1.92 million tons. In contrast, California Valencia orange production is projected to remain unchanged from last year. A smaller California orange crop this year will likely help support grower prices.

Real Estate Development

According to most accounts, the residential real estate market continues to be weak following the well known economic downturn in recent years.  Persistent high unemployment is expected to keep home sales at historically low levels in terms of volume and price.  Our Company has incurred impairment charges on certain of its real estate development projects over the last three years and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, in particular East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our Company’s contractual obligations at October 31, 2011 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,746,000	$240,000	$506,000	$-	$40,000,000
Variable rate debt (principal)	42,125,000	496,000	14,007,000	1,655,000	25,967,000
Operating lease obligations	12,381,000	2,023,000	3,344,000	2,728,000	4,286,000
Total contractual obligations	$95,252,000	$2,759,000	$17,857,000	$4,383,000	$70,253,000
Interest payments on fixed and variable rate debt	$23,996,000	$3,522,000	$6,982,000	$5,748,000	$7,744,000

We believe that the cash flows from our agribusiness and rental operations segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2012. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2011.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”).  The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2011, 2010 and 2009.

Defined Benefit Pension Plan

Our Company has a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company.  Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions.  There were funding contributions of $335,000 and $300,000 for fiscal years 2011 and 2010, respectively and we expect to contribute approximately $833,000 to the Plan in fiscal year 2012.

Operating Lease Obligations

Our Company has numerous operating lease commitments with remaining terms ranging from less than one year to ten years. Our Company has installed a one mega-watt photovoltaic solar array on one of its agricultural properties located in Ventura County that produces the majority of the power to run its lemon packinghouse.  The construction of this array was financed by Farm Credit Leasing and our Company has a long-term lease with Farm Credit Leasing for this array.  Annual payments for this lease are $0.5 million, and at the end of ten years our Company has an option to purchase the array for $1.1 million.  Our Company entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of its agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep-water well pumps located on the Company’s property.  Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years our Company has the option to purchase the array for $1.3 million.  Our Company leases pollination equipment under a lease through 2013 with annual payments of $0.1 million.  Our Company also leases machinery and equipment for its packing operations and land for its growing operations under leases with annual lease commitments that are individually immaterial.

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. Due to the timing of the growing and harvesting seasons and as a result that the farming costs associated with the leased property were incurred by the lessor prior to lease commencement, Limoneira will not share in the citrus crop revenue in its fiscal year 2012.  Fiscal year 2013 and forward operating results on the leased property are expected to be similar on a per acre basis as existing citrus orchard operating results. These lease obligations are included in the table on the previous page.

Significant Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of accounts receivable, cultural costs, long-lived assets including real estate development assets and property, plant and equipment, income taxes, retirement benefits, valuation of derivative instruments and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of significant accounting estimates with the Audit Committee of the Board of Directors of the Company and the Audit Committee has reviewed our disclosure relating to significant accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable - Our Company grants credit in the course of its operations to cooperatives, companies and lessees of our Company’s facilities. Our Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Our Company provides an allowance for doubtful accounts on its receivables as required based on accounts receivable aging and other factors. In addition, we record a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Cultural Costs - Costs of bringing crops to harvest are capitalized as incurred. Such costs are expensed when the crops are sold and are recorded in agribusiness cost and expenses in our Company’s consolidated statement of operations. Costs incurred during the current year related to the next year’s crop are capitalized until the crop is harvested and sold.

Long-lived Assets - Our Company evaluates long-lived assets, including its definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

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

Derivative Instruments - Our Company uses derivative financial instruments to manage its exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which our Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Retirement Benefits – Our Company has a defined benefit pension plan that, effective June 2004, was frozen to new participants and no additional benefits accrue to participants subsequent to that date. The accounting and reporting for the plan requires assumptions and estimates regarding fair value and estimated return of plan assets and estimated benefit obligations.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods.  We believe the following critical accounting policies reflect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition – As a general policy, revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured. We record a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Agribusiness revenue - Revenue from the sales of certain of our Company’s agricultural products is recorded based on estimated proceeds provided by certain of our Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by our Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, our Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to our Company by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed.

Our Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. Specifically, our Company delivers all of its avocado production from its orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our Company’s arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to its arrangement with Calavo.

Our Company’s arrangements with its third-party packinghouses are such that our Company is the producer and supplier of the product and the third-party packinghouses are our Company’s customers.  The revenues our Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, and the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   Our Company bears inventory risk until the product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer.” The identifiable benefit our Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our Company’s products.  In addition, our Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and, as such, these costs are characterized as a reduction of revenue in our Company’s consolidated statement of operations.

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. Our Company recorded agribusiness revenues from crop insurance proceeds related to avocados of $551,000, zero and $1,354,000 in fiscal years 2011, 2010 and 2009.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by our Company and are based on fees collected by the lessee. Our Company’s rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue - Our Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales (SFAS 66, Accounting for Sales of Real Estate), which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale.  To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2011, we capitalized approximately $5.2 million of costs related to our real estate projects and expensed approximately $3.6 million of costs. For fiscal year 2010, we capitalized approximately $3.7 million of costs related to real estate development and expensed approximately $4.4 million.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn, in recent years we recorded impairment charges of $1.2 million, $2.4 million and $6.2 million in fiscal 2011, 2010 and 2009, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional changes.

Defined benefit retirement plan - As discussed in Note 17 to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2009-17, Consolidations (Topic 810).

This FASB ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a Variable Interest Entity (“VIE”) with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, FASB ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. FASB ASU 2009-17 was effective for our Company’s fiscal year beginning November 1, 2010 and as a result, our Company analyzed its variable interest in H.M. East Ridge, LLC (“East Ridge”). Our Company determined that East Ridge is a VIE, but because our Company is not the primary beneficiary it is not required to consolidate East Ridge in its financial statements.

Recent Accounting Pronouncements

FASB ASU 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for our Company’s second quarter of fiscal year 2012. We do not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

FASB ASU 2011-05, Comprehensive Income (Topic 220).

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Line of Credit is a LIBOR-based rate plus a spread.  Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%.  At October 31, 2011, our total debt outstanding under the Farm Credit West Term Loans was approximately $6.2 million, $0.9 million and $9.0 million for each of the three term loans, respectively.  At October 31, 2011, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Line of Credit was $53.8 million and $13.0 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives).  We fixed $42.0 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Pay fixed-rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$42,000,000	$2,352,000	$3,450,000

As of October 31, 2011, the fixed interest rate on our $42.0 million swap was 5.13%.  Based on our level of borrowings at October 31, 2011, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.3 million for fiscal year 2012 and an annual average of $0.4 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.2 million for fiscal year 2012 and an annual average of $0.2 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

Management’s Report on Internal Control over Financial Reporting

Management of Limoneira Company (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2011.  Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards
President and Chief Executive Officer

Joseph D. Rumley
Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2011 of Limoneira Company and our report dated January 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 17, 2012

Limoneira Company

Consolidated Balance Sheets
	October 31,
	2011	2010
Current assets:
Cash	$21,000	$262,000
Accounts receivable, net	2,410,000	3,393,000
Notes receivable - related parties	36,000	33,000
Notes receivable	350,000	161,000
Cultural costs	926,000	1,059,000
Prepaid expenses and other current assets	1,385,000	1,244,000
Income taxes receivable	1,324,000	1,241,000
Total current assets	6,452,000	7,393,000

Property, plant and equipment, net	49,187,000	53,283,000
Real estate development	72,623,000	68,412,000
Equity in investments	8,896,000	9,057,000
Investment in Calavo Growers, Inc.	15,009,000	14,564,000
Notes receivable - related parties	56,000	60,000
Notes receivable	2,123,000	2,154,000
Other assets	4,682,000	4,515,000
Total Assets	$159,028,000	$159,438,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,650,000	$2,031,000
Growers payable	1,004,000	871,000
Accrued liabilities	2,399,000	2,810,000
Current portion of long-term debt	736,000	626,000
Total current liabilities	6,789,000	6,338,000
Long-term liabilities:
Long-term debt, less current portion	82,135,000	85,312,000
Deferred income taxes	10,160,000	8,444,000
Other long-term liabilities	7,892,000	7,248,000
Total long-term liabilities	100,187,000	101,004,000
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at October 31, 2011 and 2010) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: -0- issued or outstanding at October 31, 2011 and 2010)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 11,205,241 and 11,194,460 shares issued and outstanding at October 31, 2011 and 2010, respectively)	112,000	112,000
Additional paid-in capital	34,863,000	34,735,000
Retained earnings	14,980,000	15,044,000
Accumulated other comprehensive loss	(903,000)	(795,000)
Total stockholders' equity	52,052,000	52,096,000
Total Liabilities and Stockholders' Equity	$159,028,000	$159,438,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2011	2010	2009

Revenues:
Agribusiness	$46,085,000	$47,034,000	$31,033,000
Rental	3,948,000	3,976,000	3,766,000
Real estate development	2,462,000	3,274,000	39,000
Total revenues	52,495,000	54,284,000	$34,838,000
Costs and expenses:
Agribusiness	35,180,000	31,136,000	27,051,000
Rental	2,230,000	2,173,000	2,061,000
Real estate development	3,551,000	4,416,000	318,000
Impairments of real estate development assets	1,196,000	2,422,000	6,203,000
Selling, general and administrative	9,328,000	11,014,000	6,709,000
Total cost and expenses	51,485,000	51,161,000	42,342,000
Operating income (loss)	1,010,000	3,123,000	(7,504,000)
Other income (expense):
Interest expense	(1,260,000)	(1,632,000)	(692,000)
Interest income (expense) related to derivative instruments	537,000	(1,987,000)	-
Gain on sale of Rancho Refugio/Caldwell Ranch	1,351,000	-	-
Gain on sale of stock in Calavo Growers, Inc.	-	-	2,729,000
Interest income	104,000	113,000	225,000
Other income, net	482,000	289,000	244,000
Total other income (expense)	1,214,000	(3,217,000)	2,506,000

Income (loss) before income taxes and equity earnings (losses) of investments	2,224,000	(94,000)	(4,998,000)

Income tax (provision) benefit	(707,000)	72,000	2,291,000
Equity in earnings (losses) of investments	81,000	345,000	(170,000)
Net income (loss)	1,598,000	323,000	(2,877,000)
Preferred dividends	(262,000)	(262,000)	(262,000)
Net income (loss) applicable to common stock	$1,336,000	$61,000	$(3,139,000)

Basic net income (loss) per common share	$0.12	$0.01	$(0.28)

Diluted net income (loss) per common share	$0.12	$0.01	$(0.28)

Dividends per common share	$0.13	$0.13	$0.06

Weighted-average common shares outstanding-basic	11,205,000	11,210,000	11,242,000
Weighted-average common shares outstanding-diluted	11,208,000	11,213,000	11,242,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at November 1, 2008	30,000	3,000,000	11,132,760	113,000	34,109,000	20,226,000	(2,662,000)	54,786,000
Dividends – common	-	-	-	-	-	(701,000)	-	(701,000)
Dividends – preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	130,480	-	614,000	-	-	614,000
Repurchase of common stock	-	-	(360)	-	(5,000)	-	-	(5,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(2,877,000)	-	(2,877,000)
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(1,915,000)	(1,915,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	3,042,000	3,042,000
Unrealized loss on derivative instruments, net of tax	-	-	-	-	-	-	(921,000)	(921,000)
Total comprehensive loss								(2,671,000)
Balance at October 31, 2009	30,000	3,000,000	11,262,880	113,000	34,718,000	16,386,000	(2,456,000)	51,761000
Dividends - common	-	-	-	-	-	(1,403,000)	-	(1,403,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	13,140	-	1,246,000	-	-	1,246,000
Exchange of common stock	-	-	(81,560)	(1,000)	(1,229,000)	-	-	(1,230,000)
Comprehensive income:
Net income	-	-	-	-	-	323,000	-	323,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(387,000)	(387,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	1,622,000	1,622,000
Unrealized gain on derivative instruments, net of tax	-	-	-	-	-	-	426,000	426,000
Total comprehensive income								1,984,000
Balance at October 31, 2010	30,000	3,000,000	11,194,460	112,000	34,735,000	15,044,000	(795,000)	52,096,000
Dividends - common	-	-	-	-	-	(1,400,000)	-	(1,400,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	70,270	1,000	806,000	-	-	807,000
Exchange of common stock	-	-	(27,796)	(1,000)	(778,000)	-	-	(779,000)
Repurchase of common stock	-	-	(36,120)	-	-	-	-	-
Donation of common stock	-	-	4,427	-	100,000	-	-	100,000
Comprehensive income:
Net income	-	-	-	-	-	1,598,000	-	1,598,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(712,000)	(712,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	267,000	267,000
Unrealized gain on derivative instruments, net of tax	-	-	-	-	-	-	337,000	337,000
Total comprehensive income								1,490,000
Balance at October 31, 2011	30,000	$3,000,000	11,205,241	$112,000	$34,863,000	$14,980,000	$(903,000)	$52,052,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2011	2010	2009

Operating activities
Net income (loss)	$1,598,000	$323,000	$(2,877,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,207,000	2,337,000	2,323,000
Gain on sale of Ranch Refugio/Caldwell Ranch	(1,351,000)	-	-
Impairments of real estate development	1,196,000	2,422,000	6,203,000
Loss (gain) on disposals/sales of assets	90,000	(1,000)	79,000
Gain on sale of investment in Calavo Growers, Inc.	-	-	(2,729,000)
Stock compensation expense	795,000	1,159,000	770,000
Expense related to Officers’ notes receivable forgiveness	-	687,000	-
Equity in (earnings) losses of investments	(81,000)	(345,000)	170,000
Deferred income taxes	1,784,000	(843,000)	(2,226,000)
Amortization of deferred financing costs	27,000	36,000	25,000
Non-cash interest (income) expense on derivative instruments	(537,000)	1,987,000	-
Accrued interest on note receivable	(84,000)	(91,000)	(91,000)
Donation of common stock	100,000	-	-
Changes in operating assets and liabilities:
Accounts and notes receivable	209,000	868,000	(1,211,000)
Cultural costs	133,000	(201,000)	288,000
Prepaid expenses and other current assets	(41,000)	(195,000)	210,000
Income taxes receivable	(83,000)	(1,241,000)	987,000
Other assets	(168,000)	(243,000)	(135,000)
Accounts payable and growers payable	263,000	-	(730,000)
Accrued liabilities	(624,000)	100,000	(1,748,000)
Other long-term liabilities	567,000	294,000	(403,000)
Net cash provided by (used in) operating activities	6,000,000	7,053,000	(1,095,000)

Investing activities
Capital expenditures	(6,359,000)	(5,502,000)	(7,159,000)
Acquisition of Rancho Refugio/Caldwell Ranch	(6,510,000)	-	-
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	9,297,000	-	-
Net proceeds from sale of 6037 East Donna Circle, LLC	2,080,000	-	-
Net proceeds from sale of 6146 East Cactus Wren Road, LLC	-	2,811,000	-
Net proceeds from sale of investment in Calavo Growers, Inc.	-	-	6,079,000
Cash distributions from equity investments	330,000	147,000	79,000
Equity investment contributions	(88,000)	(17,000)	-
Issuance of notes receivable	(100,000)	-	(284,000)
Investments in mutual water companies and water rights	(154,000)	(119,000)	(30,000)
Other	34,000	36,000	(74,000)
Net cash used in investing activities	$(1,470,000)	$(2,644,000)	$(1,389,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2011	2010	2009
Financing activities
Borrowings of long-term debt	$31,622,000	$32,849,000	$27,921,000
Repayments of long-term debt	(34,689,000)	(35,917,000)	(23,787,000)
Dividends paid-common	(1,400,000)	(1,403,000)	(701,000)
Dividends paid-preferred	(262,000)	(262,000)	(262,000)
Repurchase of common stock	(42,000)	-	(5,000)
Payments of debt financing costs	-	(21,000)	(166,000)
Net cash (used in) provided by financing activities	(4,771,000)	(4,754,000)	3,000,000
Net (decrease) increase in cash	(241,000)	(345,000)	516,000
Cash at beginning of year	262,000	607,000	91,000
Cash at end of year	$21,000	$262,000	$607,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,792,000	$3,591,000	$3,000,000
Cash paid during the year for income taxes, net of (refunds) received	$(709,000)	$2,026,000	$(987,000)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(445,000)	$(2,694,000)	$(5,070,000)
Exchange of stock on Officers’ loan forgiveness	$-	$1,229,000	$-
Contribution to HM East Ridge, LLC equity investment	$-	$7,207,000	$-
Capital expenditures accrued but not paid at year-end	$245,000	$185,000	$242,000
Accrued interest on note receivable	$84,000	$91,000	$91,000
Donation of common stock	$100,000	$-	$-

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

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing, marketing and selling lemons, and housing rentals and other real estate operations. The Company is also engaged in real estate development.

Prior to November 1, 2010, most of the Company’s citrus production had been marketed and sold under the Sunkist brand primarily through Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative of which the Company is a member. As an agricultural cooperative, Sunkist coordinated the sales and marketing of the Company’s citrus products which are processed through the Company’s and other third-party’s packinghouses. Commencing November 1, 2010 the Company began marketing and selling its lemons directly to its food service, wholesale and retail customers throughout the United State and Canada, Asia and other international markets. The Company continues to sell certain of its other citrus products to Sunkist licensed packinghouses.

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

Effective March 24, 2010, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock and affected a ten-for-one split of its common stock.  All references in the accompanying consolidated financial statements to (i) the value and number of shares of the Company’s common stock, (ii) the authorized number of shares of the Company’s common stock and preferred stock and (iii) loss per share and dividends per share have been retroactively adjusted to reflect these changes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The audited consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under FASB ASC 810, Consolidations and the effect of variable interest entities, in its consolidation process. These audited consolidated financial statements should be read in conjunction with the notes thereto included in this Annual Report.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts on its receivables as required based on accounts receivable aging and other certain factors. As of October 31, 2011 and 2010 the allowance for doubtful accounts was $25,000 and $124,000, respectively. For fiscal years 2011, 2010 and 2009 credit losses were insignificant.

Sales to customers through the Sunkist network accounted for approximately zero, 47% and 64% of the Company’s revenues during fiscal years 2011, 2010 and 2009, respectively. The Company sells all of its avocado production to Calavo.

The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Cultural Costs

Costs of bringing crops to harvest are capitalized as incurred. Such costs are expensed when the crops are sold and are recorded in agribusiness cost and expenses in the Company’s consolidated statement of operations. Costs incurred during the current year related to the next year’s crop are capitalized until the crop is harvested and sold.

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the related assets as follows (in years):

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,412,000 and $2,098,000 was capitalized during the years ended October 31, 2011, and 2010, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2011, the Company capitalized $5,204,000 of costs related to its real estate projects and expensed $3,551,000 of costs. For fiscal year 2010, the Company capitalized $3,672,000 of costs related to its real estate projects and expensed $4,416,000 of costs.

Equity in Investments

Investments in unconsolidated joint ventures in which the Company has significant influence but less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a Variable Interest Entity (“VIE”), are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. At October 31, 2011 and 2010, marketable securities are comprised of the Company’s investment in Calavo.

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

Based on results from independent appraisals and other factors which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses in fiscal years 2011, 2010 and 2009. See Note 7.

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

Accounts receivable, notes receivable, accounts payable, growers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2011 and 2010.

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

 Revenue Recognition

Revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured. The Company records a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Agribusiness revenue - Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds related to avocados of $551,000, zero and $1,354,000 in fiscal years 2011, 2010 and 2009, respectively.

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

During fiscal year 2011, the Company sold its one remaining Arizona development project for $2,275,000 as described in Note 7, which was recognized as revenue in the accompanying consolidated statement of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2011, 2010 and 2009 were $127,000, $88,000 and $57,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net income per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average common shares include weighted-average common shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of 3,000 for fiscal year 2011, 3,000 for fiscal year 2010 and zero for fiscal year 2009. The Series B convertible preferred shares (see Note 21) are anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2011 presentation. The significant reclassifications to the consolidated balance sheet as of October 31, 2010 were comprised of $161,000 of current assets of discontinued operations to notes receivable and $253,000 of non-current assets of discontinued operations to deferred income taxes. The significant reclassifications to the consolidated statements of operations of agribusiness costs to selling, general and administrative expenses for fiscal years 2010 and 2009 were $321,000 and $230,000, respectively

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2009-17, Consolidations (Topic 810).

This ASU replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, ASU 2009-17 requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. ASU 2009-17 was effective for the Company’s fiscal year beginning November 1, 2010 and as a result, the Company analyzed its variable interest in H.M. East Ridge, LLC (“East Ridge”). The Company determined that East Ridge is a VIE, but because the Company is not the primary beneficiary it is not required to consolidate East Ridge in its financial statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

FASB ASU 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s second quarter of fiscal year 2012. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

FASB ASU 2011-05, Comprehensive Income (Topic 220).

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

3. Business Combination

In September 2005, the Company, along with Windfall, LLC, formed a partnership, Windfall Investors, LLC. Also, in September 2005, Windfall Investors purchased a 724-acre ranch in Creston, California, for $12,000,000 with the proceeds from loans provided by Farm Credit West. The Company and Windfall each made initial capital contributions to Windfall Investors of $300 (15% ownership interest) and $1,700 (85% ownership interest), respectively.

Prior to November 15, 2009, the Company had a variable interest in Windfall Investors (which was deemed to be a VIE). However, the Company was not required to consolidate Windfall Investors since the Company was not the primary beneficiary of Windfall Investors due to the Company not being required to absorb a majority of Investor’s expected losses or receive a majority of Investor’s expected residual returns. The Company accounted for its 15% ownership interest in Windfall Investors as an equity method investment since the Company had significant influence, but less than a controlling interest in Windfall Investors. The Company was also required to record a negative equity method investment balance (which was subsequently reclassified to other-long term liabilities) for Windfall Investors since the Company had previously guaranteed Investor’s outstanding indebtedness under the Farm Credit West loans.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

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

4. Fair Value Measurements

Under the FASB ASC 820, Fair Value Measurements and Disclosures, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2011, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$15,009,000	$–	$–	$15,009,000
Liabilities at fair value:
Derivatives	$–	$2,352,000	$–	$2,352,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently owns 665,000 shares, representing approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2011 and 2010 was $22.57 and $21.90 per share, respectively.

Derivatives consist of an interest rate swap whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2011	2010

Prepaid insurance	$477,000	$489,000
Prepaid supplies	354,000	220,000
Net current deferred income tax assets	111,000	-
Other	443,000	535,000
	$1,385,000	$1,244,000

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2011	2010

Land	$24,065,000	$25,014,000
Land improvements	11,672,000	12,312,000
Buildings and building improvements	12,190,000	13,616,000
Equipment	22,227,000	21,736,000
Orchards	19,201,000	21,371,000
Construction in progress	2,520,000	1,754,000
	91,875,000	95,803,000
Less accumulated depreciation	(42,688,000)	(42,520,000)
	$49,187,000	$53,283,000

Depreciation expense was $2,195,000, $2,321,000 and $2,310,000 for fiscal years 2011, 2010 and 2009, respectively.

7. Real Estate Development

Real estate development assets are comprised primarily of land, land development costs and consist of the following at October 31:

	2011	2010

East Areas 1 and 2	$44,431,000	$40,401,000
Templeton Santa Barbara, LLC	9,325,000	10,318,000
Windfall Investors, LLC	18,867,000	17,693,000
Total included in real estate development assets	$72,623,000	$68,412,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2011 and 2010, the Company capitalized $4,030,000 and $2,613,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $82,000, $52,000 and $110,000 in fiscal years 2011, 2010 and 2009, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004, that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment.  The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area I or (c) the second anniversary of the property annexation (each a “Success Fee Event”).

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share.  Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock.  To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of October 31, 2011, the estimated amount of the Success Fee was zero.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The carrying value of Centennial at October 31, 2011 was $2,433,000, net of a second quarter 2011 impairment charge of $261,000. The carrying value of Pacific Crest at October 31, 2011 was $2,800,000, net of a second quarter 2011 impairment charge of $336,000. The carrying value of Sevilla at October 31, 2011 was $4,092,000, net of a second quarter 2011 impairment charge of $396,000. The fiscal year 2011 impairment charges were based on results from independent appraisals which indicated that the fair values of the projects were less than the carrying values.

During fiscal years 2011 and 2010, the Company capitalized zero and $208,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $242,000, $182,000 and $114,000 in fiscal years 2011, 2010 and 2009, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, East Ridge, for the purpose of developing one of the four Templeton land parcels. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2011 and 2010 consolidated balance sheets.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

Arizona Development Project

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

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development assets. During 2011 and 2010, the Company capitalized $1,174,000 and $851,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $737,000 and $901,000, in 2011 and 2010, respectively.

Impairments of Real Estate Assets

During the past three years, the Company has recorded impairment charges as a result of the decline in demand and market prices within our real estate markets. The following table summarizes the impairments of real estate development assets for the years ended October 31:

	2011	2010	2009
Templeton Santa Barbara, LLC	$993,000	$1,490,000	$4,659,000
Arizona Development Projects	203,000	932,000	1,544,000
Total	$1,196,000	$2,422,000	$6,203,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

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

The Company provided Del Mar with farm management, orchard land development and accounting services, which resulted in cash receipts of $123,000, $125,000 and $134,000 in fiscal years 2011, 2010 and 2009, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $439,000, $454,000 and $425,000 in fiscal years 2011, 2010 and 2009, respectively. Fruit proceeds due to Del Mar were $177,000 and $83,000 at October 31, 2011 and 2010, respectively, and are included in growers payable in the accompanying consolidated balance sheets.

Vista Pointe, LLC

The Company and Priske Jones, Inc. each owned a 50% interest in Vista Pointe, LLC (“Vista Pointe”) which was formed in 1996 for the purpose of developing 9 estate lots and 28 single-family homes in Santa Paula, California. Since the Company had significant influence, but less than a controlling interest, the Company’s investment in Vista Pointe was accounted for using the equity method of accounting. In fiscal 2009, the 10-year liability period for construction defects expired, and Vista Pointe was liquidated.

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

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, contributed $30,000 to the partnership during fiscal 2008 and contributed an additional $17,000 to the partnership in fiscal 2010. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

HM East Ridge, LLC

In February 2010, the Company and HM Manager, LLC formed HM East Ridge, LLC, for the purpose of developing one of the four Templeton land parcels. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company contributed an additional $88,000 to East Ridge in fiscal year 2011. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2011 and 2010 consolidated balance sheets.

 LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The following is financial information of the equity method investees for the years ended October 31, 2011, 2010 and 2009, respectively:

		Vista	Windfall
	Del Mar	Pointe	Investors	Romney	East Ridge		Total
2011
Assets	$1,555,000	$–	$–	$688,000		$8,165,000	$10,408,000

Liabilities	$–	$–	$–	$–		$-	$–
Equity	1,555,000	–	–	688,000		8,165,000	10,408,000
Total liabilities and equity	$1,555,000	$–	$–	$688,000		$8,165,000	$10,408,000

Revenues	$1,059,000	$–	$–	$10,000		$–	$1,069,000
Expenses	686,000	–	–	17,000		2,000	705,000
Net income (loss)	$373,000	$–	$–	$(7,000)		$(2,000)	$364,000

2010
Assets	$2,588,000	$–	$–	$695,000		$8,103,000	$11,386,000

Liabilities	$–	$–	$–	$–		$30,000	$30,000
Equity	2,588,000	–		695,000		8,073,000	11,356,000
Total liabilities and equity	$2,588,000	$–	$–	$695,000		$8,103,000	$11,386,000

Revenues	$2,279,000	$–	$–	$8,000		$–	$2,287,000
Expenses	721,000	–	–	25,000		13,000	759,000
Net income (loss)	$1,558,000	$–	$–	$(17,000)		$(13,000)	$1,528,000

2009
Assets	$1,656,000	$–	$12,435,000	$680,000		$–	$14,771,000

Liabilities	$–	$–	$19,492,000	$–		$–	$19,492,000
Equity (deficit)	1,656,000	–	(7,057,000)	680,000		–	(4,721,000)
Total liabilities and equity	$1,656,000	$–	$12,435,000	$680,000	$		$14,771,000

Revenues	$846,000	$–	$660,000	$16,000		$–	$1,522,000
Expenses	735,000	10,000	1,948,000	19,000		–	2,712,000
Net income (loss)	$111,000	$(10,000)	$(1,288,000)	$(3,000)		$–	$(1,190,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

		Vista	Windfall		East
	Del Mar	Pointe	Investors	Romney	Ridge	Total

Investment balance November 1, 2008	$1,166,000	$13,000	$(1,556,000)	$519,000	$–	$142,000
Equity earnings (losses)	26,000	(6,000)	(186,000)	(4,000)	–	(170,000)
Cash distribution	(72,000)	(7,000)	–	–	–	(79,000)
Investment balance October 31, 2009	1,120,000	–	(1,742,000)	515,000	–	(107,000)
Equity earnings (losses)	365,000	–	–	(13,000)	(7,000)	345,000
Cash distributions	(147,000)	–	–	–	–	(147,000)
Investment contributions	–	–	–	17,000	7,207,000	7,224,000
Business combination	–	–	1,742,000	–	–	1,742,000
Investment balance October 31, 2010	1,338,000	–	–	519,000	7,200,000	9,057,000
Equity earnings (losses)	87,000	–	–	(5,000)	(1,000)	81,000
Cash distribution	(330,000)	–	–	–	–	(330,000)
Investment contributions	–	–		–	88,000	88,000
Investment balance October 31, 2011	$1,095,000	$–	$–	$514,000	$7,287,000	$8,896,000

The Company’s equity method investment balances in Del Mar, Romney and East Ridge are included in equity in investments in the Company’s consolidated balance sheets. These amounts total $8,896,000 and $9,057,000 at October 31, 2011 and 2010, respectively.

Prior to the business combination discussed in Note 3, the Company was required to record a negative equity method investment balance (which was subsequently reclassified to other long-term liabilities) for Windfall Investors since the Company has guaranteed Windfall Investors’ outstanding indebtedness under its term loan and line of credit. The Company’s negative equity method investment balance of $1,742,000 for Windfall Investors was included in other long-term liabilities in the Company’s consolidated balance sheets at October 31, 2009.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a total gain of $2,729,000, which was recorded in other income (expense) in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2009. Additionally, the changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $445,000 ($267,000 net of tax), $2,694,000 ($1,622,000 net of tax) and $5,070,000 ($1,915,000 net of tax) for the years ended October 31, 2011, 2010 and 2009, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Notes Receivable

In fiscal 2004, the Company sold a parcel of land in Morro Bay, California.  The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000.  Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time.  The remaining $49,000 balance of the deferred gain is included in other long-term liabilities in the Company’s consolidated balance sheets.  The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest was to be paid in full on April 1, 2014. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 1, 2014 to April 1, 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. On April 1, 2014 the rate shall convert to a floating rate of LIBOR plus 3.5% with no floor. The note provides for repayment, which is subordinate to bank financing that is based on a percentage of net operating cash flows of the underlying orchard as defined in the note, ranging from 35% through 2014 and 50% until repaid or the due date. The note and accrued interest is being recorded in noncurrent notes receivable in the Company’s consolidated balance sheets at October 31, 2011 and 2010. Interest continues to accrue on the principal balance of the note and was $84,000 in fiscal year 2011 and $91,000 for each of fiscal years 2010 and 2009.

To finance tenant improvements in connection with the lease of a retail facility, the Company recorded a note receivable in May 2007 of $350,000. The note bears interest at the prime rate plus 2.00%, payable monthly. This note is unsecured and matures in May 2012, with options for the borrower to extend for three additional five year terms. The note receivable balance was $350,000 at October 31, 2011 and 2010 and is included in notes receivable in the Company’s consolidated balance sheets.

In connection with the Company’s stock grant program, the Company has notes receivable and accrued interest from certain employees of $92,000 and $93,000 at October 31, 2011 and 2010, respectively.  These notes were issued in connection with payments made by the Company on behalf of the employees for payroll taxes on stock compensation.  These notes bear interest at the mid-term applicable federal rate then in effect, with principal and accrued interest due and payable within 24 months from the date of the note.

The Company’s $56,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at October 31, 2011 is recorded in noncurrent notes receivable - related parties in the Company’s consolidated balance sheet at October 31, 2011. Interest income recognized on employee notes receivable was $2,000, $4,000 and $68,000 for fiscal years 2011, 2010 and 2009, respectively.

In fiscal 2011, the Company entered into an agreement to loan an unrelated California limited liability company up to $115,000 for the purpose of establishing and operating an internet television station in the Santa Paula area of Ventura County, California, featuring events and historical items of interest from the Santa Paula area. The interest rate is 6% per annum, compounded monthly, with monthly principal and interest payments beginning January 1, 2012 and the balance due on or before June 1, 2014. The Company had loaned $100,000 under this agreement as of October 31, 2011 and loaned the remaining $15,000 in November 2011.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets

Other assets consist of the following at October 31:

	2011	2010

Investments in mutual water companies	$1,480,000	$1,326,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,293,000	1,191,000
Revolving funds and memberships	373,000	462,000
	$4,682,000	$4,515,000

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

Definite-Lived Intangibles and Other Assets

Definite-lived intangible assets include a patent for an agricultural variety with a carrying value of $162,000 at October 31, 2011, net of accumulated amortization of $60,000. Amortization expense associated with the patent was $12,000 for each of the fiscal years 2011, 2010 and 2009. The Company expects to amortize $12,000 each year for fiscal years 2012 through 2016 related to its patent.

The remaining amounts in definite-lived intangibles and other assets at October 31, 2011 consist primarily of $639,000 of deferred rent assets on a photovoltaic generator, $159,000 of prepaid lease amounts on pollination equipment and $99,000 of deferred borrowing costs. See Notes 13 and 20.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

12. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2011	2010

Accrued compensation	$692,000	$1,003,000
Accrued property taxes	434,000	449,000
Accrued interest	345,000	350,000
Deferred income	370,000	310,000
Net current deferred income tax liabilities	-	175,000
Other	558,000	523,000
	$2,399,000	$2,810,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt

Long-term debt is comprised of the following:

	October 31,
	2011	2010
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at October 31, 2011 and 2010. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.24% at October 31, 2011, plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$53,802 ,000	$56,952,000

Farm Credit West term loan secured by property with a net book value of $11,638,000 at October 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at October 31, 2011. The loan is payable in quarterly installments through November 2022.	6,208,000	6,658,000

Farm Credit West term loan secured by property with a net book value of $11,638,000 at October 31, 2011 and $11,650,000 at October 31, 2010. The interest rate is variable and was 3.25% at October 31, 2011. The loan is payable in monthly installments through May 2032.	892,000	922,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,839,000 at October 31, 2011 and $3,814,000 at October 31, 2010. The interest rate is variable and was 3.50% at October 31, 2011. Interest is payable monthly and the principal is due in full in May 2013.	12,966,000	12,257,000

Farm Credit West term loan secured by property with a net book value of $18,867,000 at October 31, 2011 and $17,594,000 at October 31, 2010. The interest rate was fixed at 6.73% until November 2011, is fixed at 3.65% until November 2014, and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	9,003,000	9,149,000

Subtotal	82,871,000	85,938,000
Less current portion	736,000	626,000
Total long-term debt, less current portion	$82,135,000	$85,312,000

In August 2008, the Company entered into a credit arrangement with Rabobank whereby it could borrow up to $80,000,000 on a secured line of credit. The initial agreement was superseded by amended agreements in December 2008 and May 2009. The Company is subject to an annual financial covenant and certain other restrictions at its fiscal year end.

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

Pursuant to the terms of the Promissory Note and Loan Agreement dated as of September 15, 2005 between Windfall Investors, LLC and Farm Credit West (the “Note”), which terms of such Note permit the modification of the interest rate from time to time, the entire unpaid principal balance of the Note will bear interest at a fixed rate of 3.65% per year for three years as of November 1, 2011. Previously, the entire unpaid principal balance of the Note accrued at 6.73% until October 31, 2011 and would have converted to a variable rate on November 1, 2011.

The Company incurs certain loan fees and costs associated with its credit arrangements. Such costs are capitalized as deferred borrowing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred borrowing costs is $99,000, net of amortization of $88,000 at October 31, 2011.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt (continued)

Principal payments on the Company’s long-term debt are due as follows:

2012	$736,000
2013	13,727,000
2014	787,000
2015	813,000
2016	841,000
Thereafter	65,967,000
Total	$82,871,000

14. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Net Liability
	2011	2010	2011	2010
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$2,352,000	$3,450,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 3.63%, which is 62 basis points lower than the original pay-fixed rate. The floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the cancellation or amendment of these interest rate swaps.

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) related to derivative instruments over the remaining period of the original swap agreements. Amortization for fiscal years 2011 and 2010 was $561,000 and $552,000, respectively. The remaining accumulated other comprehensive balance is $902,000, net of amortization of $1,113,000 at October 31, 2011.

As a result of the re-negotiated terms, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010.  Therefore, mark to market adjustments to the underlying fair value net liability are being recognized in interest income (expense) related to derivative intruments and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the year ended October 31, 2011 resulted in non-cash income related to derivative instruments of $1,098,000. The mark to market adjustments recognized by the Company during the year ended October 31, 2010 resulted in non-cash charges to interest expense related to derivative instruments of $1,435,000.

In November 2011, the Company entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning on July 1, 2013 until June 30, 2018.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $522,000, $521,000 and $549,000 of rental income from employees in fiscal years 2011, 2010 and 2009, respectively. There were no rental payments due from employees at October 31, 2011 and 2010.

The Company has a presence on the boards of directors of the mutual water companies in which the Company has investments. The mutual water companies provided water to the Company, for which the Company paid, in aggregate, $700,000, $612,000 and $416,000 in fiscal years 2011, 2010 and 2009, respectively. Water payments due to the mutual water companies were, in aggregate, $55,000 and $49,000 at October 31, 2011 and 2010, respectively.

The Company invested $300,000 in the career of Charlie Kimball, a Formula 1 racing driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal year 2010, whereby $200,000 of the total $300,000 of investments was repaid in August 2011. At October 31, 2011, the remaining balance of $100,000 plus a $25,000 investment return is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheets and is anticipated to be received in January 2012.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services of $1,316,000, $1,234,000 and $1,171,000 from the association in fiscal years 2011, 2010 and 2009, respectively. Payments due to the cooperative were $37,000 and $69,000 at October 31, 2011 and 2010, respectively.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of zero, $457,000 and $36,000 during fiscal years 2011, 2010 and 2009, respectively. Payments due to the general contractor were zero and $62,000 at October 31, 2011 and 2010, respectively.

In fiscal years 2011, 2010 and 2009, the Company received dividend income of $366,000, $333,000 and $350,000, respectively, on its investment in Calavo, which is included in other income (loss), net in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $6,988,000, $11,483,000 and $4,026,000 for fiscal years 2011, 2010 and 2009, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at October 31, 2011 or 2010. Additionally, the Company leases office space to Calavo and received rental income of $252,000, $229,000 and $229,000 in fiscal years 2011, 2010 and 2009, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through Limoneira Company pursuant to its customary marketing agreements. During fiscal years 2011, 2010 and 2009, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $1,335,000, $13,000 and $12,000, respectively, which is included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $125,000 and $1,000 at October 31, 2011 and 2010, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current:
Federal	$653,000	$(275,000)	$(459,000)
State	139,000	(143,000)	(225,000)
Total current benefit (provision)	792,000	(418,000)	(648,000)

Deferred:
Federal	(1,171,000)	402,000	2,306,000
State	(328,000)	88,000	669,000
Total deferred (provision) benefit	(1,499,000)	490,000	2,975,000
Total (provision) benefit	$(707,000)	$72,000	$2,291,000

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes.  The components of deferred income tax assets (liabilities) at October 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred income tax assets (liabilities):
Labor accruals	$154,000	$139,000
Property taxes	(182,000)	(191,000)
State income taxes	1,000	46,000
Prepaid insurance and other	138,000	(169,000)
Net current deferred income tax assets (liabilities)	111,000	(175,000)

Noncurrent deferred income tax (liabilities) assets:
Depreciation	(2,714,000)	(2,965,000)
Amortization	707,000	708,000
Impairments of real estate development assets	3,379,000	3,390,000
Derivative instruments	494,000	1,154,000
Minimum pension liability adjustment	1,392,000	1,618,000
Unrealized net gain on Calavo investment	(3,326,000)	(3,149,000)
Book and tax basis difference of acquired assets	(9,862,000)	(9,861,000)
Other	(230,000)	661,000
Net noncurrent deferred income tax liabilities	(10,160,000)	(8,444,000)
Net deferred income tax liabilities	$(10,049,000)	$(8,619,000)

The net current deferred income tax asset is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at October 31, 2011. The net current deferred income tax liability is included in accrued liabilities in the Company’s consolidated balance sheets at October 31, 2010.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2011, 2010 and 2009:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(775,000)	(34.0)%	$(99,000)	(34.0)%	$1,753,000	34.0%
State income tax, net of federal benefit	(137,000)	(6.0)%	(34,000)	(11.8)%	299,000	5.6%
Dividend exclusion	87,000	3.8%	79,000	27.1%	83,000	1.6%
Production deduction	42,000	1.8%	117,000	40.2%	127,000	2.5%
Officer’s compensation	-	-	(111,000)	(38.1)%	-	-
Change in unrecognized tax benefits	-	-	40,000	13.7%	144,000	2.8%
Other permanent items	76,000	3.3%	80,000	27.4%	(115,000)	(2.2)%
Total income tax (provision) benefit	$(707,000)	(31.1)%	$72,000	24.5%	$2,291,000	44.3%

A tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal years 2011 and 2010 are as follows:

	2011	2010
Unrecognized tax benefits at the beginning of the year	$–	$38,000
Increases in tax positions taken in the prior year	–	–
Decreases in tax positions taken in the prior year	–	–
Increases in tax positions for current year	–	–
Settlements	–	–
Lapse in statute of limitations	–	(38,000)
Unrecognized tax benefits at the end of the year	$–	$–

The Company files income tax returns in the U.S. and California. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to fiscal year October 31, 2008, and is no longer subject to CA state income tax examinations for periods prior to October 31, 2007. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2011.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans

Effective December 31, 1991, the Company merged the Limoneira Hourly and Piece Rated Pension Plan and their salaried plan, into the Sunkist Retirement Plan, Plan L (the “Plan”). All participants became members of the Plan at that time, and all assets became part of the Sunkist Retirement Plan L Trust. Until January 2006, the Plan was administered by the Sunkist Retirement Investment Board. Since January 2006, the Plan has been administered by City National Bank and Mercer Human Resource Consulting.

The Plan is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees of the Company. Since Limoneira Company’s Defined Benefit Pension Plan is a single employer plan within the Sunkist Master Trust, its liability was not commingled with that of the other plans holding assets in the Master Trust. Limoneira Company has an undivided interest in its assets. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age.

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $335,000 and $300,000 for fiscal years 2011 and 2010, respectively. Plan assets are invested in a group trust consisting primarily of stocks (domestic and international), bonds, real estate trust funds, short-term investment funds and cash.

The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Company’s plan funding at a reasonable level. The long-term target asset allocation ranges are as follows: Global Equity 40%-80%; Alternative Investments 0%-30%; Fixed Income 20%-60% and Cash 0%-30%. Alternative Investments may include Hedge Funds, Real Estate and Private Equity.

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

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for fiscal years 2011 and 2010 were as follows:

	2011	2010

Service cost	$147,000	$148,000
Interest cost	851,000	840,000
Expected return on plan assets	(994,000)	(1,019,000)
Recognized actuarial loss	898,000	625,000
Net periodic pension cost	$902,000	$594,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$16,663,000	$15,045,000
Service cost	147,000	148,000
Interest cost	851,000	840,000
Benefits paid	(960,000)	(995,000)
Actuarial loss	1,758,000	1,625,000
Benefit obligation at end of year	$18,459,000	$16,663,000

Change in plan assets:
Fair value of plan assets at beginning of year	$12,940,000	$12,259,000
Actual return on plan assets	670,000	1,376,000
Employer contributions	335,000	300,000
Benefits paid	(960,000)	(995,000)
Fair value of plan assets at end of year	$12,985,000	$12,940,000

Funded status:
Unfunded status at end of year	$5,474,000	$3,723,000

	2011	2010
Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(5,474,000)	(3,723,000)
Net amount recognized in statements of financial position	$(5,474,000)	$(3,723,000)

Additional year-end information:
Accumulated benefit obligation	$18,459,000	$16,663,000
Projected benefit obligation	18,459,000	16,663,000
Fair value of plan assets	12,985,000	12,940,000

Weighted-average assumptions as of October 31, 2011 and 2010, used to determine benefit obligations:
Discount rate	4.50%	5.25%
Expected long-term return on plan assets	7.50%	7.50%

Weighted-average assumption used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	7.50%	7.50%

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The Company expects to contribute $833,000 to the Plan in fiscal year 2012. Additionally, the following benefit payments are expected to be paid as follows:

2012	$904,000
2013	938,000
2014	976,000
2015	1,035,000
2016	1,067,000
2017-2021	5,712,000
Total	$10,632,000

The following table sets forth the Plan’s assets as of October 31, 2011, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Cash and cash equivalents	$792,000	$–	$–	$792,000
Mutual funds	1,595,000	–	–	1,595,000
Common stocks	5,042,000	–	–	5,042,000
U.S. government & agency issues	–	2,538,000	–	2,538,000
Corporate bonds	–	2,945,000	–	2,945,000
Estimated accrued income	–	73,000	–	73,000
Total	$7,429,000	5,556,000	$–	$12,985,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employees’ annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2011, 2010 and 2009, the Company contributed to the plan and recognized expenses of $488,000, $483,000 and $486,000, respectively.

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2011	2010

Minimum pension liability	$5,474,000	$3,723,000
Fair value net liability on derivative	2,352,000	3,450,000
Other	66,000	75,000
	$7,892,000	$7,248,000

 19. Rental Operating Leases

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,658,000 at October 31, 2011. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $8,410,000 and $3,909,000, respectively, at October 31, 2011. The Company recognized rental income from its operating lease activities of $3,742,000 in fiscal year 2011, $3,776,000 in fiscal year 2010 and $3,557,000 in fiscal year 2009. The Company also recognized contingent rental income related to its organic recycling business of $206,000 in fiscal year 2011, $200,000 in fiscal year 2010 and $209,000 in fiscal year 2009. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

19. Rental Operating Leases (continued)

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2011, are as follows:

2012	$1,800,000
2013	1,650,000
2014	771,000
2015	633,000
2016	265,000
Thereafter	2,720,000
Total	$7,839,000

 20. Commitments and Contingencies

Operating Leases

The Company had three operating leases for agricultural land totaling 480 acres for purposes of expanding the Company’s production of citrus and avocados. One lease of 450 acres, the Ranch Refugio/Caldwell Ranch, provided for an adjustment to rent for inflation and included a purchase option. On February 3, 2011, the Company completed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was $1,351,000, net of the $6,510,000 purchase price, $1,436,000 remaining capitalized in leasehold improvements and $703,000 of selling and transaction costs. The net cash realized from the transaction was $2,787,000.

The Company also has operating leases for pollinating equipment, packinghouse equipment, and photovoltaic generators (see below). Total lease expense for fiscal years 2011, 2010 and 2009 was $1,480,000, $1,513,000 and $1,681,000, respectively. In addition, the Company made prepayments on the lease of the pollination equipment totaling $159,000. These prepayments are included in other assets in the Company’s consolidated balance sheets at October 31, 2011 and 2010, respectively, and will be expensed over the last year of the lease based on the terms of the arrangement with the lessor.

During fiscal year 2008, the Company entered into a contract with Perpetual Power, LLC (“Perpetual”) to install a 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s lemon packinghouse operations. The facility became operational in October 2008. Farm Credit West provided financing for the generator and upon completion of the construction Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,125,000.

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in other assets in the Company’s consolidated balance sheets is $639,000 and $413,000 at October 31, 2011 and 2010, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies (continued)

Minimum future lease payments are as follows:

2012	$2,023,000
2013	1,922,000
2014	1,422,000
2015	1,391,000
2016	1,337,000
Thereafter	4,286,000
Total	$12,381,000

The table above includes future lease payments associated with the operating leases described in Note 24.

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2011, these outstanding letters of credit totaled $495,000.

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

21. Stockholders’ Equity

Series B Convertible, Redeemable Preferred Stock

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., the Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”).

Dividends: The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997.

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

Conversion: The holders of Series B Stock have the right, at their option, to convert such shares into shares of Common Stock of the Company at any time prior to redemption. The conversion price is $8.00 per share of Common Stock. Pursuant to the terms of the Certificate of Designation, Preferences and Rights of the Series B Stock, the conversion price shall be adjusted to reflect any dividends paid in Common Stock of the Company, the subdivision of the Common Stock of the Company into a greater number of shares of Common Stock of the Company or upon the advice of legal counsel.

Put: The holders of Series B Stock may at any time after July 1, 2017 and before June 30, 2027 cause the Company to repurchase such shares at a repurchase price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for repurchase.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

21. Stockholders’ Equity (continued)

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

Series A Junior Participating Preferred Stock and Shareholder Rights Agreement

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

Stock-based compensation

As of October 31, 2011, there are 15,310 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $17,000 at October 31, 2011. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. In March 2011, the Company repurchased 36,120 shares for approximately $42,000 in accordance with this repurchase obligation. Reductions of stock-based compensation of approximately $11,000 and $83,000 were recorded in fiscal years 2011 and 2010, respectively, to reflect the fair value of the repurchase obligation. An increase in stock-based compensation of $156,000 was recorded in fiscal year 2009 to reflect the fair value of the repurchase obligation. The repurchase obligation of $17,000 and $74,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at October 31, 2011 and 2010, respectively.

In connection with the Company’s stock-based compensation plans, $1,519,000 of notes receivable from three officers of the Company were included in current notes receivable – related parties in the Company’s consolidated balance sheet at October 31, 2009. In December 2009, the officers’ notes receivable and accrued interest were reduced by $1,020,000 through the exchange of 6,756 shares of Company stock with a fair market value of $150.98 per share (at the date of the exchange) that were held by the officers of the Company. The remaining officers’ notes receivable and accrued interest of $687,000 was forgiven by the Company resulting in compensation expense recorded in fiscal year 2010.  The Company also recognized compensation expense of $603,000 during fiscal year 2010 representing additional compensation paid by the Company to the officers relating to the officers’ payroll taxes on the notes receivable forgiveness.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

21. Stockholders’ Equity (continued)

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

In December 2010, members of management exchanged 17,708 shares of Company stock with a fair market value of $27.76 per share (at the date of the exchange) for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation plans.

In January 2011, 62,287 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2010 financial performance. This resulted in total compensation expense of approximately $1,773,000, with $591,000 recognized in the year-ended October 31, 2010 and the balance to be recognized equally over the next two years as the shares vest. In total, the Company recognized $626,000, $1,062,000 and $446,000 of stock-based compensation to management during fiscal years 2011, 2010 and 2009, respectively, related to fiscal year 2008 and fiscal year 2010 performance.

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

In January 2011, 7,983 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans for fiscal year 2011 compensation. The Company recognized $180,000, $180,000 and $168,000 of stock-based compensation to non-employee directors during fiscal years 2011, 2010 and 2009, respectively.

Donation of common stock

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

22. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2011, the Company has been allocated $1,207,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of $96,000, $154,000 and $123,000 in fiscal years 2011, 2010 and 2009, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Segment Information

The Company operates in three reportable operating segments; agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and lemon packing operations. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense and income tax expense, or specifically identify them to its operating segments.

Segment information for year ended October 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$46,085,000	$3,948,000	$2,462,000	$–	$52,495,000
Costs and expenses	33,645,000	1,865,000	3,483,000	9,089,000	48,082,000
Depreciation and amortization	1,535,000	365,000	68,000	239,000	2,207,000
Impairment charges	–	–	1,196,000	–	1,196,000
Operating income (loss)	$10,905,000	$1,718,000	$(2,285,000)	$(9,328,000)	$1,010,000

Segment information for year ended October 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$47,034,000	$3,976,000	$3,274,000	$–	$54,284,000
Costs and expenses	29,503,000	1,791,000	4,328,000	10,780,000	46,402,000
Depreciation and amortization	1,633,000	382,000	88,000	234,000	2,337,000
Impairment charges	–	–	2,422,000	–	2,422,000
Operating income (loss)	$15,898,000	$1,803,000	$(3,564,000)	$(11,014,000)	$3,123,000

Segment information for year ended October 31, 2009:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$31,033,000	$3,766,000	$39,000	$–	$34,838,000
Costs and expenses	25,415,000	1,645,000	276,000	6,480,000	33,816,000
Depreciation and amortization	1,636,000	416,000	42,000	229,000	2,323,000
Impairment charges	–	–	6,203,000	–	6,203,000
Operating income (loss)	$3,982,000	$1,705,000	$(6,482,000)	$(6,709,000)	$(7,504,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Segment Information (continued)

The following table sets forth revenues by category, by segment for fiscal years 2011, 2010 and 2009:

	Year Ended October 31,
	2011	2010	2009

Lemons	$31,243,000	$28,195,000	$22,252,000
Avocados	7,539,000	11,483,000	4,026,000
Navel and Valencia oranges	3,789,000	4,075,000	2,621,000
Specialty citrus and other crops	3,514,000	3,281,000	2,134,000
Agribusiness revenues	46,085,000	47,034,000	31,033,000

Rental operations	2,235,000	2,275,000	2,130,000
Leased land	1,507,000	1,501,000	1,427,000
Organic recycling	206,000	200,000	209,000
Rental operations revenues	3,948,000	3,976,000	3,766,000

Real estate sales	2,275,000	3,000,000	–
Real estate operations	187,000	274,000	39,000
Real estate revenues	2,462,000	3,274,000	39,000
Total revenues	$52,495,000	$54,284,000	$34,838,000

 24. Subsequent Events

On December 20, 2011, the Company declared a $0.03125 per share dividend to be paid on January 17, 2012 in the aggregate amount of $352,000 to common shareholders of record on January 3, 2012.

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. Due to the timing of the growing and harvesting seasons and as a result that the farming costs associated with the leased property were incurred by the lessor prior to lease commencement, Limoneira will not share in the citrus crop revenue in its fiscal year 2012.  Fiscal year 2013 and forward operating results on the leased property are expected to be similar on a per acre basis as existing citrus orchard operating results.

The Company has evaluated events subsequent to October 31, 2011, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 60.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2011 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2011 and 2010
Consolidated Statements of Operations for the fiscal years ended October 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 17, 2012.

LIMONEIRA COMPANY
By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 17, 2012 by the following persons on behalf of the registrant and in the capacities indicated:

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

3.10	Amended and Restated Bylaws of Limoneira Company (incorporated by reference to exhibit 3.10 of the Company’s Form 10-K, filed January 26, 2011)

4.1
Specimen Certificate representing shares of Common Stock, par value $0.01 per share  (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

4.2
Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent  (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.1
Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed  August 25, 2010)

Exhibit No.	Description

10.2
Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed  August 25, 2010)

10.3
Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended  (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.4
Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.5
Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.6
Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company  (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.7
Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.  (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.8
Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A.  (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.9
Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A.  (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.10
Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011)

10.11
Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association)  (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

10.12
Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company  (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.13
Form of Master Loan Agreement dated as of May 27, 2010 and established as of May 7, 2010, among Farm Credit West, PCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2010)

10.14
Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC   (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.15
Form of Promissory Note and Supplement to Master Loan Agreement dated as of May 27, 2010 and established as of May 7, 2010, among Farm Credit West, PCA, and Windfall Investors, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2010)

Exhibit No.	Description

10.16	Limoneira Company 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.16 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.17	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011)

10.18	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010.)

10.19
Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company   (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.20
Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County  (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.21
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and the C.V. Sheldon Family Limited Partnership (Incorporated by referenced to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.22
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by referenced to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.23
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and Charles W.T. Sheldon (Incorporated by referenced to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.24
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by referenced to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.25
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-01 (Incorporated by referenced to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.26
Agricultural Land Lease, dated January 6, 2012 and effective as of January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by referenced to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith