Form 10-Q
period 2012-01-31
Limoneira CO
filed 2012-03-12
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-34755

Limoneira Company

(Exact name of Registrant as Specified in its Charter)

Delaware	77-0260692
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of February 29, 2012, there were 11,204,245 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freezes that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$28,000	$21,000
Accounts receivable, net	5,151,000	2,410,000
Notes receivable – related parties	49,000	36,000
Notes receivable	350,000	350,000
Cultural costs	663,000	926,000
Prepaid expenses and other current assets	1,961,000	1,385,000
Income taxes receivable	2,904,000	1,324,000
Total current assets	11,106,000	6,452,000

Property, plant and equipment, net	49,090,000	49,187,000
Real estate development	73,763,000	72,623,000
Equity in investments	8,938,000	8,896,000
Investment in Calavo Growers, Inc.	18,088,000	15,009,000
Notes receivable – related parties	16,000	56,000
Notes receivable	2,157,000	2,123,000
Other assets	5,145,000	4,682,000
Total assets	$168,303,000	$159,028,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,965,000	$2,650,000
Growers payable	2,990,000	1,004,000
Accrued liabilities	2,327,000	2,399,000
Current portion of long-term debt	742,000	736,000
Total current liabilities	9,024,000	6,789,000
Long-term liabilities:
Long-term debt, less current portion	89,270,000	82,135,000
Deferred income taxes	10,816,000	10,160,000
Other long-term liabilities	9,245,000	7,892,000
Total long-term liabilities	109,331,000	100,187,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at January 31, 2012 and October 31, 2011) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at January 31, 2012 and October 31, 2011)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,204,561 and 11,205,241 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively)	112,000	112,000
Additional paid-in capital	34,990,000	34,863,000
Retained earnings	11,756,000	14,980,000
Accumulated other comprehensive income (loss)	90,000	(903,000)
Total stockholders’ equity	49,948,000	52,052,000
Total liabilities and stockholders’ equity	$168,303,000	$159,028,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2012	2011
Revenues:
Agribusiness	$9,202,000	$4,875,000
Rental	991,000	970,000
Real estate development	44,000	56,000
Total revenues	10,237,000	5,901,000
Costs and expenses:
Agribusiness	11,390,000	7,638,000
Rental	568,000	560,000
Real estate development	248,000	290,000
Selling, general and administrative	2,771,000	2,950,000
Total costs and expenses	14,977,000	11,438,000
Operating loss	(4,740,000)	(5,537,000)
Other income (expense):
Interest expense	(175,000)	(354,000)
Interest income related to derivative instruments	159,000	477,000
Interest income	25,000	29,000
Other income, net	345,000	337,000
Total other income	354,000	489,000

Loss before income tax benefit and equity in (losses) earnings of investments	(4,386,000)	(5,048,000)
Income tax benefit	1,580,000	1,712,000
Equity in (losses) earnings of investments	(3,000)	9,000
Net loss	(2,809,000)	(3,327,000)
Preferred dividends	(66,000)	(66,000)
Net loss applicable to common stock	$(2,875,000)	$(3,393,000)

Basic net loss per common share	$(0.26)	$(0.30)

Diluted net loss per common share	$(0.26)	$(0.30)

Dividends per common share	$0.03	$0.03

Weighted-average common shares outstanding-basic	11,205,000	11,199,000
Weighted-average common shares outstanding-diluted	11,205,000	11,199,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2012	2011

Net loss	$(2,809,000)	$(3,327,000)
Other comprehensive income, net of tax:
Minimum pension liability adjustment	122,000	135,000
Unrealized holding gains of security available-for-sale	1,854,000	471,000
Unrealized (losses) gains from derivative instruments	(983,000)	93,000
Total other comprehensive income, net of tax	993,000	699,000
Comprehensive loss	$(1,816,000)	$(2,628,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2012	2011
Operating activities
Net loss	$(2,809,000)	$(3,327,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520,000	568,000
Loss on disposals/sales of assets	188,000	-
Stock compensation expense	316,000	402,000
Equity in losses (earnings) of investments	3,000	(9,000)
Non-cash interest income on derivative instruments	(159,000)	(477,000)
Accrued interest on note receivable	(20,000)	(23,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,903,000)	(830,000)
Cultural costs	263,000	413,000
Prepaid expenses and other current assets	(576,000)	(461,000)
Income taxes receivable	(1,580,000)	(1,712,000)
Other assets	(186,000)	(91,000)
Accounts payable and growers payable	2,009,000	12,000
Accrued liabilities	(134,000)	(444,000)
Other long-term liabilities	84,000	226,000
Net cash used in operating activities	(4,984,000)	(5,753,000)

Investing activities
Capital expenditures	(1,667,000)	(1,230,000)
Cash distributions from equity investments	-	257,000
Equity investment contributions	(44,000)	(44,000)
Investments in mutual water companies and water rights	(8,000)	(120,000)
Other	(15,000)	-
Net cash used in investing activities	(1,734,000)	(1,137,000)

Financing activities
Borrowings of long-term debt	10,070,000	9,392,000
Repayments of long-term debt	(2,929,000)	(2,324,000)
Dividends paid – common	(350,000)	(350,000)
Dividends paid – preferred	(66,000)	(66,000)
Net cash provided by financing activities	6,725,000	6,652,000
Net increase (decrease) in cash	7,000	(238,000)
Cash at beginning of period	21,000	262,000
Cash at end of period	$28,000	$24,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$889,000	$947,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(3,079,000)	$(784,000)
Capital expenditures accrued but not paid at period-end	$84,000	$148,000
Accrued interest on note receivable	$20,000	$23,000
Accrued contribution obligation of investment in water company	$270,000	$-

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2012 and 2011 and balance sheet as of January 31, 2012 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2012 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2011 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2011.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, packing, marketing and selling lemons, and housing rentals and other leasing operations. The Company is also engaged in real estate development.

The Company markets and sells lemons directly to its foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim condensed financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2011-05, Comprehensive Income (Topic 220).

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

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220) to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2012, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$18,088,000	$–	$–	$18,088,000
Liabilities at fair value:
Derivatives	$–	$3,827,000	$–	$3,827,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2012 was $27.20 per share.

Derivatives consist of interest rate swaps, the fair values of which are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. The fair value of the interest rate swaps is included in other long-term liabilities in the consolidated balance sheet.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2012 and October 31, 2011 the allowances totaled $92,000 and $65,000, respectively.

The Company’s primary concentrations of credit risk at January 31, 2012 consist of $638,000 due from a domestic exporter for lemons and $825,000 due from a third-party packinghouse for oranges and specialty crops. The Company sells all of its avocado production to Calavo.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

5. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2012	October 31, 2011
East Areas 1 and 2	$45,140,000	$44,431,000
Templeton Santa Barbara, LLC	9,522,000	9,325,000
Windfall Investors, LLC	19,101,000	18,867,000
Total included in real estate development assets	$73,763,000	$72,623,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended January 31, 2012 and 2011, the Company capitalized $709,000 and $675,000, respectively, of costs related to these real estate projects. Additionally, in relation to these projects, the Company incurred expenses of $6,000 and $15,000 in the three months ended January 31, 2012 and 2011, respectively.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of $44,000 to East Ridge during each of the three month periods ended January 31, 2012 and 2011. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s January 31, 2012 and October 31, 2011 consolidated balance sheets.

In December 2011, the Company resumed real estate development activities on Centennial, Pacific Crest and Sevilla after a period of being idle. During the three months ended January 31, 2012 and 2011, the Company capitalized $197,000 and zero, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred expenses of $13,000 and $34,000 in the three months ended January 31, 2012 and 2011, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2012 were $2,498,000, $2,862,000 and $4,162,000, respectively, and at October 31, 2011 were $2,433,000, $2,800,000 and $4,092,000, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, which included $16,842,000 of real estate development assets. During the three months ended January 31, 2012 and 2011, the Company capitalized $234,000 and $285,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $185,000 and $235,000 during the three months ended January 31, 2012 and 2011, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Investment in Calavo Growers, Inc.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a total gain of $2,729,000, which was recorded in other income (expense) in the Company’s consolidated statement of operations. Additionally, the changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $3,079,000 ($1,854,000 net of tax) and $784,000 ($471,000 net of tax) during the three months ended January 31, 2012 and 2011, respectively.

7. Notes Receivable – Related Parties

In connection with Company’s stock grant program, the Company has recorded notes receivable and accrued interest from certain employees totaling $65,000 and $92,000 at January 31, 2012 and October 31, 2011, respectively.

8. Other Assets

Other assets consist of the following:

	January 31, 2012	October 31, 2011
Investments in mutual water companies	$1,758,000	$1,480,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,431,000	1,293,000
Revolving funds and memberships	420,000	373,000
	$5,145,000	$4,682,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2012	October 31, 2011
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at January 31, 2012 and October 31, 2011. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.30% at January 31, 2012, plus 1.50%. Interest is payable monthly and the principal is due in full in June 2013.	$61,117 ,000	$53,802,000

Farm Credit West term loan secured by property with a net book value of $11,635,000 at January 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at January 31, 2012. The loan is payable in quarterly installments through November 2022.	6,093,000	6,208,000

Farm Credit West term loan secured by property with a net book value of $11,635,000 at January 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at January 31, 2012. The loan is payable in monthly installments through May 2032.	885,000	892,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,845,000 at January 31, 2012 and $3,839,000 at October 31, 2011. The interest rate is variable and was 3.50% at January 31, 2012. Interest is payable monthly and the principal is due in full in May 2013.	12,966,000	12,966,000

Farm Credit West term loan secured by property with a net book value of $19,101,000 at January 31, 2012 and $18,867,000 at October 31, 2011. The interest rate is fixed at 3.65% until November 2014 and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,951,000	9,003,000

Subtotal	90,012,000	82,871,000
Less current portion	742,000	736,000
Total long-term debt, less current portion	$89,270,000	$82,135,000

In August 2008, the Company entered into a credit arrangement with Rabobank whereby it could borrow up to $80,000,000 on a secured line of credit. The initial agreement was superseded by amended agreements in December 2008 and May 2009. The Company is subject to an annual financial covenant and certain other restrictions at its fiscal year end.

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at January 31, 2012, ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $707,000 and $599,000 was capitalized during the three months ended January 31, 2012 and 2011, respectively, and is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	January 31, 2012	October 31, 2011	January 31, 2012	October 31, 2011
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$2,058,000	$2,352,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	-	$1,769,000	-

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

These interest rate swaps previously qualified as cash flow hedges, and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest expense over the remaining period of the original swap agreements. Amortization was $135,000 and $154,000 for the three months ended January 31, 2012 and 2011, respectively. The remaining accumulated other comprehensive balance is $767,000, net of amortization of $1,248,000 at January 31, 2012.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting. Therefore, mark to market adjustments to the underlying fair value net liability is being recognized in interest income related to derivative instruments and the net liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company resulted in non-cash interest income of $294,000 and $631,000 during the three months ended January 31, 2012 and 2011, respectively.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income (loss) and the net liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at January 31, 2012.

11. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. Outstanding grants of zero shares and 7,983 shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2012 and 2011, respectively, because such stock grants were anti-dilutive. The Series B convertible preferred shares are anti-dilutive.

12. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $122,000 and $121,000 of rental income from employees in the three months ended January 31, 2012 and 2011, respectively. There were no rental payments due from employees at January 31, 2012 and October 31, 2011.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Related-Party Transactions (continued)

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $530,000 and $316,000 in the three months ended January 31, 2012 and 2011, respectively. Payments due to the mutual water companies were, in aggregate, $278,000 and $25,000 at January 31, 2012 and October 31, 2011, respectively.

The Company had invested $300,000 in the career of Charlie Kimball, a Formula 1 racing driver, who is related to a member of the Company’s Board of Directors. The Company exercised repayment options in fiscal year 2011, whereby $200,000 of the total $300,000 of investment was repaid in August 2011. The Company exercised its remaining repayment option in January 2011 whereby in accordance with the investment agreement the remaining $100,000 of the investment plus an additional $25,000 was repaid in January 2012.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $433,000 and $363,000 from the association in the three months ended January 31, 2012 and 2011, respectively. Payments due to the association were zero and $37,000 at January 31, 2012 and October 31, 2011, respectively.

The Company recorded dividend income of $366,000 in each of the three month periods ended January 31, 2012 and 2011, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $124,000 and $6,000 of avocados sales to Calavo for the three months ended January 31, 2012 and 2011, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. Additionally, the Company leases office space to Calavo and received rental income of $65,000 and $60,000 in the three months ended January 31, 2012 and 2011, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through Limoneira Company pursuant to its customary marketing agreements. During the three months ended January 31, 2012 and 2011, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $85,000 and $34,000, respectively, which is included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $66,000 and $125,000 at January 31, 2012 and October 31, 2011, respectively.

13. Income Taxes

The Company’s estimated annual effective tax rate for fiscal 2012 is approximately 34.0%. As such, and after certain discrete items, a 36.2% effective tax rate was utilized by the Company for the first quarter of fiscal year 2012 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the three months ended January 31, 2012. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2012.

14. Retirement Plans

The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees of the Company. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit, and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by City National Bank and Mercer Human Resource Consulting.

 Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Retirement Plans (continued)

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $107,000 and zero during the three months ended January 31, 2012 and 2011, respectively.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated condensed balance sheets, additional year-end information and assumptions used in determining the benefit obligations and periodic benefit cost.

The net periodic pension costs for the Company’s Defined Benefit Pension Plan for the three months ended January 31 were as follows:

	2012	2011

Service cost	$37,000	$37,000
Interest cost	201,000	213,000
Expected return on plan assets	(248,000)	(248,000)
Recognized actuarial loss	205,000	224,000
Net periodic pension cost	$195,000	$226,000

15. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2012	October 31, 2011
Minimum pension liability	$5,357,000	$5,474,000
Fair value liability on derivatives	3,827,000	2,352,000
Other	61,000	66,000
	$9,245,000	$7,892,000

16. Stock-based Compensation

As of January 31, 2012, there are 15,310 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. Reductions of stock-based compensation of zero and $4,000 were recorded in the three months ended January 31, 2012 and 2011, respectively, to reflect the fair value of the repurchase obligation. The repurchase obligation of $12,000 and $17,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at January 31, 2012 and October 31, 2011, respectively. In February 2012, the Company repurchased 7,500 shares for approximately $6,000 in accordance with this repurchase obligation.

In January 2012, members of management exchanged 10,679 shares of common stock with a fair market value of $17.77 per share (at the date of the exchange) for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. The Company recognized $136,000 and $226,000 of stock-based compensation to management during the three months ended January 31, 2012 and 2011, respectively.

In January 2012, 9,999 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $180,000 of stock-based compensation to non-employee directors during each of the three month periods ended January 31, 2012 and 2011.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Segment Information

The Company operates and tracks results in three reportable operating segments: agribusiness, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and citrus packing operations. The rental operations segment includes housing and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense and income tax expense, or specifically identify them to its operating segments.

Segment information for the three months ended January 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$9,202,000	$991,000	$44,000	$–	$10,237,000
Costs and expenses	11,027,000	476,000	235,000	2,718,000	14,456,000
Depreciation and amortization	363,000	92,000	13,000	53,000	520,000
Operating (loss) income	$(2,188,000)	$423,000	$(204,000)	$(2,771,000)	$(4,740,000)

Segment information for the three months ended January 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$4,875,000	$970,000	$56,000	$–	$5,901,000
Costs and expenses	7,240,000	471,000	268,000	2,891,000	10,870,000
Depreciation and amortization	398,000	89,000	22,000	59,000	568,000
Operating (loss) income	$(2,763,000)	$410,000	$(234,000)	$(2,950,000)	$(5,537,000)

The following table sets forth revenues by category, by segment for the three months ended:

	January 31, 2012	January 31, 2011

Lemons	$7,767,000	$3,091,000
Avocados	124,000	6,000
Navel and Valencia oranges	500,000	944,000
Specialty citrus and other crops	811,000	834,000
Agribusiness revenues	9,202,000	4,875,000

Rental operations	559,000	550,000
Leased land	378,000	375,000
Organic recycling and other	54,000	45,000
Rental operations revenues	991,000	970,000

Real estate development revenues	44,000	56,000
Total revenues	$10,237,000	$5,901,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Sheldon Ranches Operating Leases

In January 2012, the Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ending October 31, 2012. The Company incurred $44,000 of lease expense in the three months ended January 31, 2012 related to these leases.

19. Subsequent Events

The Company has evaluated events subsequent to January 31, 2012 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,850 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare counties in California, which plantings consist of approximately 1,850 acres of lemons, 1,250 acres of avocados, 1,685 acres of oranges and 675 acres of specialty citrus and other crops. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights to the water in aquifers under, and canals that run through the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We also use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 88%, 87% and 89% of our fiscal year 2011, 2010 and 2009 consolidated revenues, respectively. Our Company markets and sells lemons directly to its foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2012, lemon sales were comprised of approximately 70% in domestic sales and 30% in sales to domestic exporters. Our Company is a member of Sunkist, an agricultural marketing cooperative, and sells its specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

Historically our agribusiness operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

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

Rental Operations

Our rental operations segment represented approximately 7% of our fiscal year 2011 and 2010 consolidated revenues and approximately 11% of our fiscal year 2009 consolidated revenues. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 5% of our consolidated revenues in fiscal year 2011, 6% of our consolidated revenues in fiscal year 2010 and less than 1% of our consolidated revenues in fiscal year 2009. We recognize that long-term strategies are required for successful real estate development activities. We plan to redeploy any financial gains into other income producing real estate as well as additional agricultural properties.

Recent Developments

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ended October 31, 2012. Our Company incurred $44,000 of lease expense in the three months ended January 31, 2012 related to these leases.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

	2012	2011
Revenues:
Agribusiness	$9,202,000	$4,875,000
Rental	991,000	970,000
Real estate development	44,000	56,000
Total revenues	10,237,000	5,901,000
Costs and expenses:
Agribusiness	11,390,000	7,638,000
Rental	568,000	560,000
Real estate development	248,000	290,000
Selling, general and administrative	2,771,000	2,950,000
Total costs and expenses	14,977,000	11,438,000
Operating (loss) income:
Agribusiness	(2,188,000)	(2,763,000)
Rental	423,000	410,000
Real estate development	(204,000)	(234,000)
Selling, general and administrative	(2,771,000)	(2,950,000)
Operating loss	(4,740,000)	(5,537,000)
Other income (expense):
Interest expense	(175,000)	(354,000)
Interest income related to derivative instruments	159,000	477,000
Interest income and other	370,000	366,000
Total other income	354,000	489,000
Income tax benefit	1,580,000	1,712,000
Equity in (losses) earnings of investments	(3,000)	9,000
Net loss	$(2,809,000)	$(3,327,000)

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

	Three months ended January 31,
	2012	2011
Net loss	$(2,809,000)	$(3,327,000)
Total interest expense (income)	16,000	(123,000)
Income tax benefit	(1,580,000)	(1,712,000)
Depreciation and amortization	520,000	568,000
EBITDA	(3,853,000)	(4,594,000)
Impairments of real estate development assets	-	-
Adjusted EBITDA	$(3,853,000)	$(4,594,000)

First Quarter of Fiscal Year 2012 Compared to the First Quarter of Fiscal Year 2011

Revenues

Total revenue for the first quarter of fiscal year 2012 was $10.2 million compared to $5.9 million for the first quarter of fiscal year 2011. The 73% increase of $4.3 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2012	2011	Change
	$	$	$	%
Lemons	$7,767,000	$3,091,000	$4,676,000	151%
Avocados	124,000	6,000	118,000	-
Navel and Valencia oranges	500,000	944,000	(444,000)	(47)%
Specialty citrus and other crops	811,000	834,000	(23,000)	(3)%
Agribusiness revenues	$9,202,000	$4,875,000	$4,327,000	89%

•	Lemons: The increase in the first quarter of fiscal year 2012 was primarily the result of increased volume of fresh lemons sold. During the first three months of fiscal years 2012 and 2011, fresh lemon sales were $7.2 million and $2.8 million, respectively, on 415,000 and 175,000 of lemons sold at average per carton prices of $17.35 and $16.00, respectively. Additionally, lemon by-product and other lemon sales were $0.6 million in the first three months of fiscal year 2012 compared to $0.3 million in the same period in fiscal year 2011.

•	Avocados: The increase in the first quarter of fiscal year 2012 was primarily due to increased production. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first quarter of fiscal year 2012, 0.2 million pounds of avocados were sold at an average per pound price of $0.62. No significant sales of avocados were recorded during the first quarter of fiscal year 2011.

•	Navel and Valencia oranges: The decrease in the first quarter of fiscal year 2012 was attributable to lower sales volume and lower prices compared to the same period in fiscal year 2011. During the first quarter of fiscal year 2012, 64,000 field boxes of oranges were sold at average per field box prices of $7.81 compared to 87,000 field boxes sold at average per field box prices of $10.85 during the first quarter of fiscal year 2011.

Costs and Expenses

Our total costs and expenses for the first quarter of fiscal year 2012 were $15.0 million compared to $11.4 million for the first quarter of fiscal year 2011, for a 31% increase of $3.6 million. This increase was primarily attributable to increases in our agribusiness costs, partially offset by lower selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2012	2011	Change
	$	$	$	%
Packing costs	$2,630,000	$1,769,000	$861,000	49%
Harvest costs	719,000	1,079,000	(360,000)	(33)%
Growing costs	2,966,000	2,666,000	300,000	11%
Third-party grower costs	4,713,000	1,726,000	2,987,000	173%
Depreciation and amortization	362,000	398,000	(36,000)	(9)%
Agribusiness costs and expenses	$11,390,000	$7,638,000	$3,752,000	49%

•	Packing costs: The increase in the first quarter of fiscal year 2012 is primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2011.

•	Harvest costs: The decrease in the first quarter of fiscal year 2012 is primarily attributable to lower Navel and Valencia orange harvest volume compared to the first quarter of fiscal year 2011.

•	Growing costs: The increase in the first quarter of fiscal year 2012 is primarily attributable to $0.2 million of non-cash expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first quarter of fiscal year 2011.

•	Third-party grower costs: The increase in the first quarter of fiscal year 2012 was primarily attributable to higher sales volumes of fresh lemons and a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly relates to amounts expensed and paid to third-party growers.

Selling, general and administrative expenses for the three months ended January 31, 2012 were $2.8 million compared to $3.0 million for the three months ended January 31, 2011. This 7% decrease of $0.2 million was primarily attributable to the following:

•	In the first quarter of fiscal year 2012, we incurred legal and accounting expenses of $0.3 million associated with the filing of our Form 10-K and other costs associated with obligations under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”). By comparison, such Securities and Exchange Commission (“SEC”) compliance and related costs were $0.5 million in the first quarter of fiscal year 2011. Additionally, net other selling, general and administrative expenses were $0.1 million lower during the first quarter of fiscal year 2012 compared to the same period in fiscal year 2011.

•	The $0.3 million decrease noted above was partially offset by a $0.1 million increase in selling expenses due to our decision to market and sell lemons directly.

Other Income/Expense

Other income (expense) for the first quarter of fiscal year 2012 was $0.4 million of income compared to $0.5 million of income for the first quarter of fiscal year 2011. The $0.1 million decrease in net other income is primarily due to fair value adjustments on our interest rate swap partially offset by a decrease in interest expense as a result of a larger amount of capitalized interest related to our real estate development projects.

Income Taxes

We recorded an estimated income tax benefit of $1.6 million in the first quarter of fiscal year 2012 on pre-tax losses of $4.4 million compared to an estimated income tax benefit of $1.7 million on pre-tax losses of $5.0 million in the first quarter of fiscal year 2011.

Our estimated effective tax rate for fiscal year 2012 is 34.0% at January 31, 2012, resulting in a 36.2% effective tax rate, after certain discrete items, for the first quarter of fiscal year 2012. In comparison, our estimated annual and quarterly effective tax rate was 34.0% as of and for the quarter ended January 31, 2011.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three months ended January 31, 2012 and 2011:

	Quarters Ended January 31,
	2012		2011
	$	%	$	%
Revenues:
Agribusiness	$9,202,000	90%	$4,875,000	83%
Rental operations	991,000	9%	970,000	16%
Real estate development	44,000	1%	56,000	1%
Total revenues	10,237,000	100%	5,901,000	100%
Costs and expenses:
Agribusiness	11,390,000	76%	7,638,000	67%
Rental operations	568,000	4%	560,000	5%
Real estate development	248,000	2%	290,000	2%
Corporate and other	2,771,000	18%	2,950,000	26%
Total costs and expenses	14,977,000	100%	11,438,000	100%
Operating (loss) income:
Agribusiness	(2,188,000)		(2,763,000)
Rental operations	423,000		410,000
Real estate development	(204,000)		(234,000)
Corporate and other	(2,771,000)		(2,950,000)
Total operating loss	$(4,740,000)		$(5,537,000)

First Quarter of Fiscal Year 2012 Compared to the First Quarter of Fiscal Year 2011

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the first quarter of fiscal year 2012 our agribusiness segment revenue was $9.2 million compared to $4.9 million for the first quarter of fiscal year 2011. The 89% increase of $4.3 million primarily reflected higher lemon revenue for the fiscal 2012 first quarter compared to the fiscal 2011 first quarter. The increase in agribusiness revenue consists of the following:

•	Lemon revenue for the first quarter of fiscal year 2012 was $4.7 million higher than the first quarter of fiscal year 2011.

•	Avocado revenue for the first quarter of fiscal year 2012 was $0.1 million higher than the first quarter of fiscal year 2011.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2012 was $0.4 million lower than the first quarter of fiscal year 2011.

•	Specialty citrus and other crop revenue for the first quarter of fiscal year 2012 was $23,000 lower than the first quarter of fiscal year 2011.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For the first quarter of fiscal year 2012, our costs and expenses were $11.4 million compared to $7.6 million for the first quarter of fiscal year 2011. The 49% increase of $3.8 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2012 were $0.9 million higher than the first quarter of fiscal year 2011.

•	Harvest costs for the first quarter of fiscal year 2012 were $0.4 million lower than the first quarter of fiscal year 2011.

•	Growing costs for the first quarter of fiscal year 2012 were $0.3 million higher than the first quarter of fiscal year 2011.

•	Third-party grower costs for the first quarter of fiscal year 2012 were $3.0 million higher than the first quarter of fiscal year 2011.

•	Depreciation expense for the first quarter of fiscal year 2012 was $36,000 lower than the first quarter of fiscal year 2011.

Rental Operations

Our rental operations had revenues of $1.0 million in the first quarters of fiscal years 2012 and 2011. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Expenses in our rental operations segment were $0.5 million in the first quarters of fiscal years 2012 and 2011. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2012 and 2011.

Costs and expenses in our real estate development segment were similar quarter to quarter at approximately $0.3 million.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the first quarter of fiscal year 2012 were $0.2 million lower than the first quarter of fiscal year 2011. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Seasonal Operations

Historically, our agribusiness operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

The following table shows the unaudited results of operations for the trailing twelve months:

	Trailing twelve months ended January 31,
	2012	2011
Revenues:
Agribusiness	$50,412,000	$46,637,000
Rental	3,969,000	3,991,000
Real estate development	2,450,000	3,195,000
Total revenues	56,831,000	53,823,000
Costs and expenses:
Agribusiness	38,932,000	31,950,000
Rental	2,238,000	2,226,000
Real estate development	3,509,000	4,379,000
Impairments of real estate development assets	1,196,000	2,422,000
Selling, general and administrative	9,149,000	10,479,000
Total costs and expenses	55,024,000	51,456,000
Operating income	1,807,000	2,367,000
Other income (expense):
Interest expense	(1,081,000)	(1,558,000)
Interest income (expense) related to derivative instruments	219,000	(1,510,000)
Gain on sale of Rancho Refugio/Caldwell Ranch.	1,351,000	-
Interest income and other	590,000	384,000
Total other income (expense)	1,079,000	(2,684,000)
Net income (loss) before income taxes and equity in earnings in investments	2,886,000	(317,000)
Income tax (provision) benefit	(839,000)	75,000
Equity in earnings of investments	69,000	370,000
Net income	$2,116,000	$128,000

Liquidity and Capital Resources

Overview

Our Company’s liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events, and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the first quarters of fiscal years 2012 and 2011, net cash used in operating activities was $5.0 million and $5.8 million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2012 was $2.8 million compared to $3.3 million for the first quarter of fiscal year 2011. The decrease of $0.5 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily attributable to a decrease in operating loss of $0.7 million.

•	Depreciation and amortization was $0.5 million in the first quarter of fiscal year 2012 compared to $0.6 million in the first quarter of fiscal year 2011 primarily due to a lower amount of depreciable assets resulting from the fiscal year 2011 sales of Rancho Refugio/Caldwell Ranch and 6037 East Donna Circle, LLC.

•	Loss on disposals/sales of fixed assets of $0.2 million in the first quarter of fiscal year 2012 was the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first quarter of fiscal year 2011.

•	Non-cash stock compensation income was $0.3 million in the first quarter of fiscal year 2012 compared to $0.4 million in the first quarter of fiscal year 2011. First quarter fiscal year 2012 includes three months vesting of the 2010 stock grant. First quarter fiscal year 2011 includes the final two months vesting of the 2008 stock grant in addition to three months vesting of the 2010 stock grant.

•	Non-cash interest income on derivative instruments was $0.2 million for the three months ended January 31, 2012 and consisted of $0.3 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.1 million of amortization of the accumulated other comprehensive loss balance. The income of $0.5 million for the same period in fiscal year 2011 consisted of $0.6 million of mark to market adjustments to the underlying fair value net liability partially offset by $0.1 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $2.9 million in operating cash flows in the three months ended January 31, 2012 compared to using $0.8 million in operating cash flows for the same period of fiscal year 2011. This increase was primarily the result of an increase of $2.7 million in accounts receivable during the three months ended January 31, 2012 compared to an increase of $0.1 million in accounts receivable during the three months ended January 31, 2011, which was the result of higher agricultural revenue in the first quarter of fiscal year 2012 compared to the same period in fiscal year 2011.

•	Cultural costs provided $0.1 million less cash in the three months ended January 31, 2012 compared to the same period of fiscal year 2011 primarily due to an initial lower amount of inventory carried at the beginning of fiscal year 2012.

•	Income taxes receivable is $0.1 million lower in the first quarter of fiscal year 2012 primarily due to a $0.6 million decrease in pre-tax losses compared to the first quarter of fiscal year 2011.

•	Accounts payable and growers payable provided $2.0 million of cash from operating activities in the three months ended January 31, 2012 compared to $12,000 in the same period of fiscal year 2011. This increase was primarily due to higher sales prices and volumes of the lemons we processed and sold for third-party growers during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.

•	Accrued liabilities used $0.1 million in operating cash flows in the first quarter of fiscal year 2012 compared to $0.4 million in the same period of fiscal year 2011. There were no accrued bonuses at October 31, 2011 for fiscal year 2011 compared to $0.4 million of accrued bonuses for fiscal year 2010 that were included in accrued liabilities at October 31, 2010 and paid in the three months ended January 31, 2011.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the first quarter of fiscal year 2012 and represents $0.2 million of non-cash pension expense for the period, partially offset by a $0.1 million pension contribution The $0.2 million in operating cash flows provided in the first quarter of fiscal year 2011 represents non-cash pension expense for the period.

Cash Flows from Investing Activities

For the three months ended January 31, 2012, net cash used in investing activities was $1.7 million compared to $1.1 million for the same period in fiscal year 2011.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $1.7 million in the first quarter of fiscal year 2012, comprised of $0.6 million for property, plant and equipment and $1.1 million for real estate development projects. Capital expenditures were $1.2 million in the first quarter of fiscal year 2011, comprised of $0.4 million for property, plant and equipment and $0.8 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2012 and 2011, net cash provided by financing activities was similar quarter to quarter at $6.7 million.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank, NA revolving credit facility (the “Rabobank Credit Facility”). In addition, we have term loans with Farm Credit West, FLCA (each a “Farm Credit West Term Loan” and, collectively, the “Farm Credit West Term Loans”) and a non-revolving line of credit with Farm Credit West, PCA (the “Farm Credit West Line of Credit”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 9 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal 2012. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of January 31, 2012, our outstanding borrowings under the Rabobank Credit Facility were $61.1 million and we had $25.9 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus 1.50%. The interest rate resets on the first of each month and was 1.80% at January 31, 2012. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at January 31, 2012, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

Our Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective April 2010, our Company fixed the interest rate at 5.13% utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swaps can be found in Note 10 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

The Rabobank Credit Facility is secured by certain of our Company’s agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects our Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2011.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2012, we had an aggregate of approximately $28.9 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2012, we had $6.1 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at January 31, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. As of January 31, 2012, we had $0.9 million outstanding under the Farm Credit West Term Loan that matures in May 2032. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032. The interest rate resets monthly and was 3.25% at January 31, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2012, our wholly-owned subsidiary, Windfall Investors, had $8.9 million outstanding under the Farm Credit West Term Loan that matures in October 2035. We guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in our consolidated financial statements. The interest rate on this term loan was fixed at 6.73% until November 2011. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Farm Credit West Line of Credit Maturing May 2013. As of January 31, 2012, our wholly-owned subsidiary, Windfall Investors, had $13.0 million outstanding under the Farm Credit West Line of Credit that matures May 2013. In connection with our acquisition of Windfall Investors in November 2009, we began to include the liability associated with a $10.5 million line of credit involving Windfall Investors and Farm Credit West that matured in June 2010. In May 2010, Windfall Investors refinanced the outstanding line of credit balance of $10.5 million plus accrued interest with a $13.0 million non-revolving line of credit that matures in May 2013. The Farm Credit West Line of Credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount due in full in May 2013. The interest rate resets monthly and was 3.50% at January 31, 2012. We guaranteed the payment of all indebtedness under this term loan. The Farm Credit West Line of Credit is secured by all of Windfall Investor’s owned stock or participation certificates required by Farm Credit West’s bylaws, any funds or accounts of Windfall Investors maintained with Farm Credit West and Farm Credit West’s allocated surplus, and certain of our agricultural properties.

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

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At January 31, 2012, our Company had an interest rate swap agreement which locks in the interest rate on $42.0 million of its $90.0 million in debt at approximately 5.13% until June 2013. Of the remaining $48.0 million in debt, $39.1 million bears interest at a variable rate, which was 3.50% or less at January 31, 2012 and $8.9 million bears interest at a fixed rate of 3.65% which becomes variable in November 2014. Our interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest expense. In November 2011, we entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. Additional information, regarding the interest rate swaps can be found in Note 10 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our Company’s contractual obligations at January 31, 2012 for which cash flows are fixed and determinable:

	Payments due by Period

Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,752,000	$242,000	$511,000	$-	$40,000,000
Variable rate debt (principal)	49,260,000	500,000	14,016,000	1,669,000	33,075,000
Operating lease obligations	12,102,000	2,133,000	3,212,000	2,709,000	4,048,000
Total contractual obligations	$102,114,000	$2,875,000	$17,739,000	$4,378,000	$77,123,000

Interest payments on fixed and variable rate debt	$25,000,000	$3,853,000	$7,642,000	$6,398,000	$7,107,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal 2012. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 9 to the unaudited consolidated financial statements for the three months ended and as of January 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2011.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2011, 2010 and 2009. We paid a preferred stock dividend of approximately $0.1 million in January 2012.

Defined Benefit Plan Contributions

As more fully described in Note 14 to our unaudited consolidated financial statements for the quarter ended January 31, 2012, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During three months ended January 31, 2012, our Company made contributions of $0.1 million to this Plan and we expect to contribute approximately $0.8 million to the Plan in fiscal year 2012.

Operating Lease Obligations

Our Company has numerous operating lease commitments with remaining terms ranging from less than one year to ten years. Our Company has installed a one mega-watt photovoltaic solar array on one of its agricultural properties located in Ventura County that produces the majority of the power to run its lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and our Company has a long term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years our Company has an option to purchase the array for $1.1 million. Our Company entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of its agricultural properties located in the San Joaquin Valley to supply the majority of the power to operate four deep water well pumps located on Company property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years our Company has the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in fiscal year 2013, were $0.2 million in each of the quarters ended January 31, 2012 and 2011 and have averaged approximately $0.9 million per year since the inception of the leases.

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ending October 31, 2012. Our Company incurred $44,000 of lease expense in the three months ended January 31, 2012 related to these leases. These lease obligations are included in the table on the previous page.

Our Company leases pollination equipment under a lease through 2013 with annual payments of $0.1 million. Our Company also leases machinery and equipment for its packing operations under leases with annual lease commitments that are individually immaterial.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended January 31, 2012 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Agribusiness revenue – Revenue from the sales of certain of our Company’s agricultural products is recorded based on estimated proceeds provided by certain of our Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by our Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, our Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to our Company by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Revenue from crop insurance proceeds is recorded when the amount of, and the right to receive, the payment can be reasonably determined.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by our Company and are based on fees collected by the lessee. Our Company’s rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue – Our Company recognizes revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales, which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale. To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first quarter of fiscal year 2012, we capitalized approximately $1.1 million of costs related to our real estate projects and expensed approximately $0.2 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years, we recorded impairment charges of $1.2 million, $2.4 million and $6.2 million in fiscal years 2011, 2010 and 2009, respectively.  These charges were based on independent appraisals and other factors and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

Defined benefit retirement plan – As discussed in Note 14 to our unaudited consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the SEC on January 17, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as filed with the SEC on January 17, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2012 we purchased shares of our common stock as follows:

Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares that May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs	or Programs(2)
November 1, 2011 through November 30, 2011	–	$–	–	–
December 1, 2011 through December 31, 2011	–	–	–	–
January 1, 2012 through January 31, 2012	10,679	$17.77	–	–
Total	10,679		–	–

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

Item 4.            Mine Safety Disclosures

Not applicable.

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

LIMONEIRA COMPANY

March 12, 2012	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2012	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

