Form 10-Q
period 2012-04-30
Limoneira CO
filed 2012-06-11
CIK 1342423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2012, there were 11,196,745 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2012	October 31, 2011
Assets
Current assets:
Cash	$16,000	$21,000
Accounts receivable, net	7,062,000	2,410,000
Notes receivable – related parties	41,000	36,000
Notes receivable	-	350,000
Cultural costs	1,121,000	926,000
Prepaid expenses and other current assets	2,251,000	1,385,000
Income taxes receivable	2,119,000	1,324,000
Total current assets	12,610,000	6,452,000
Property, plant and equipment, net	50,024,000	49,187,000
Real estate development	74,418,000	72,623,000
Equity in investments	8,966,000	8,896,000
Investment in Calavo Growers, Inc.	19,072,000	15,009,000
Notes receivable – related parties	16,000	56,000
Notes receivable	2,412,000	2,123,000
Other assets	5,133,000	4,682,000
Total assets	$172,651,000	$159,028,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,408,000	$2,650,000
Growers payable	4,435,000	1,004,000
Accrued liabilities	2,809,000	2,399,000
Current portion of long-term debt	748,000	736,000
Total current liabilities	11,400,000	6,789,000
Long-term liabilities:
Long-term debt, less current portion	89,972,000	82,135,000
Deferred income taxes	11,337,000	10,160,000
Other long-term liabilities	8,754,000	7,892,000
Total long-term liabilities	110,063,000	100,187,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2012 and October 31, 2011) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at April 30, 2012 and October 31, 2011)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,196,745 and 11,205,241 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively)	112,000	112,000
Additional paid-in capital	35,121,000	34,863,000
Retained earnings	12,078,000	14,980,000
Accumulated other comprehensive income (loss)	877,000	(903,000)
Total stockholders’ equity	51,188,000	52,052,000
Total liabilities and stockholders’ equity	$172,651,000	$159,028,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,

	2012	2011	2012	2011
Revenues:
Agribusiness	$15,046,000	$11,463,000	$24,248,000	$16,338,000
Rental operations	1,006,000	996,000	1,997,000	1,966,000
Real estate development	44,000	51,000	88,000	107,000
Total revenues	16,096,000	12,510,000	26,333,000	18,411,000
Costs and expenses:
Agribusiness	11,680,000	9,740,000	23,070,000	17,378,000
Rental operations	530,000	532,000	1,098,000	1,092,000
Real estate development	241,000	367,000	489,000	657,000
Impairments of real estate development assets	-	1,196,000	-	1,196,000
Selling, general and administrative	2,513,000	2,220,000	5,284,000	5,170,000
Total costs and expenses	14,964,000	14,055,000	29,941,000	25,493,000
Operating income (loss)	1,132,000	(1,545,000)	(3,608,000)	(7,082,000)
Other income (expense):
Interest expense	(71,000)	(268,000)	(246,000)	(622,000)
Interest income from derivative instruments	196,000	38,000	355,000	515,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000	-	1,351,000
Interest income	27,000	27,000	52,000	56,000
Other (expense) income, net	(137,000)	(34,000)	208,000	303,000
Total other income	15,000	1,114,000	369,000	1,603,000
Income before income tax (provision) benefit and equity in losses of investments	1,147,000	(431,000)	(3,239,000)	(5,479,000)
Income tax (provision) benefit	(385,000)	197,000	1,195,000	1,909,000
Equity in losses of investments	(25,000)	(30,000)	(28,000)	(21,000)
Net income (loss)	737,000	(264,000)	(2,072,000)	(3,591,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net income (loss) applicable to common stock	$672,000	$(329,000)	$(2,203,000)	$(3,722,000)

Basic net income (loss) per common share	$0.06	$(0.03)	$(0.20)	$(0.33)

Diluted net income (loss) per common share	$0.06	$(0.03)	$(0.20)	$(0.33)

Dividends per common share	$0.03	$0.03	$0.06	$0.06

Weighted-average common shares outstanding-basic	11,201,000	11,217,000	11,203,000	11,205,000
Weighted-average common shares outstanding-diluted	11,201,000	11,217,000	11,203,000	11,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30,		Six months ended April 30,

	2012	2011	2012	2011

Net income (loss)	$737,000	$(264,000)	$(2,072,000)	$(3,591,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	124,000	135,000	246,000	270,000
Unrealized holding gains (losses) on security available-for-sale	592,000	(833,000)	2,446,000	(362,000)
Unrealized gains (losses) from derivative instruments	71,000	81,000	(912,000)	174,000
Total other comprehensive income (loss), net of tax	787,000	(617,000)	1,780,000	82,000
Comprehensive income (loss)	$1,524,000	$(881,000)	$(292,000)	$(3,509,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2012	2011
Operating activities
Net loss	$(2,072,000)	$(3,591,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,066,000	1,100,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	(1,351,000)
Impairments of real estate development assets	-	1,196,000
Loss on disposals/sales of assets	205,000	-
Stock compensation expense	451,000	503,000
Equity in losses of investments	28,000	21,000
Amortization of deferred financing costs	21,000	10,000
Non-cash interest income on derivative instruments	(355,000)	(515,000)
Accrued interest on notes receivable	(39,000)	(46,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,693,000)	(2,400,000)
Cultural costs	(195,000)	509,000
Prepaid expenses and other current assets	(866,000)	(734,000)
Income taxes receivable	(795,000)	(1,159,000)
Other assets	(96,000)	(113,000)
Accounts payable and growers payable	3,872,000	1,858,000
Accrued liabilities	328,000	(461,000)
Other long-term liabilities	116,000	330,000
Net cash used in operating activities	(3,024,000)	(4,843,000)

Investing activities
Capital expenditures	(3,774,000)	(3,157,000)
Acquisition of Rancho Refugio/Caldwell Ranch	-	(6,510,000)
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	-	9,297,000
Cash distributions from equity investments	-	257,000
Equity investment contributions	(98,000)	(88,000)
Investments in mutual water companies and water rights	(15,000)	(128,000)
Other	(15,000)	19,000
Net cash used in investing activities	(3,902,000)	(310,000)

Financing activities
Borrowings of long-term debt	18,695,000	17,156,000
Repayments of long-term debt	(10,846,000)	(11,381,000)
Dividends paid – Common	(700,000)	(700,000)
Dividends paid – Preferred	(131,000)	(131,000)
Repurchase of common stock	(6,000)	(42,000)
Payments of debt financing costs	(91,000)	-
Net cash provided by financing activities	6,921,000	4,902,000

Net decrease in cash	(5,000)	(251,000)
Cash at beginning of period	21,000	262,000
Cash at end of period	$16,000	$11,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,770,000	$1,900,000
Cash paid during the period for income taxes, net of (refunds) received	$(400,000)	$(750,000)
Non-cash investing and financing transactions:
Unrealized holding (gain) loss on investment in Calavo Growers, Inc.	$(4,063,000)	$599,000
Capital expenditures accrued but not paid at period-end	$45,000	$117,000
Accrued interest on note receivable	$39,000	$46,000
Accrued investment contribution obligation in water company	$270,000	$-

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

The unaudited interim consolidated financial statements for the three and six months ended April 30, 2012 and 2011 and balance sheet as of April 30, 2012 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2012 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2011 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the October 31, 2011 consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2011.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus and packing, marketing and selling lemons. The Company is also engaged in housing and other rental operations and real estate development activities.

The Company markets and sells lemons directly to foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and foodservice companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under Calavo brands to its customers primarily in the United States and Canada.

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

FASB ASU 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company’s adoption of these provisions in the second quarter of fiscal year 2012 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2012, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$19,072,000	$–	$–	$19,072,000
Liabilities at fair value:
Derivatives	$–	$3,512,000	$–	$3,512,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2012 was $28.68 per share.

Derivatives consist of interest rate swaps, the fair values of which are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. The fair value of the interest rate swaps is included in other long-term liabilities in the consolidated balance sheets.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. At April 30, 2012 and October 31, 2011, the allowances totaled $131,000 and $65,000, respectively.

The Company’s primary concentrations of credit risk at April 30, 2012 consists of $892,000 due from a domestic exporter for lemons and $777,000 due from a third-party packinghouse for oranges and specialty citrus. In aggregate, sales to these two customers were 18% and 19% of total revenues in the three and six months ended April 30, 2012, respectively. The Company sells all of its avocado production to Calavo.

5. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2012	October 31, 2011

East Areas 1 and 2	$45,746,000	$44,431,000
Templeton Santa Barbara, LLC	9,831,000	9,325,000
Windfall Investors, LLC	18,841,000	18,867,000
	$74,418,000	$72,623,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

5. Real Estate Development Assets (continued)

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2012 and 2011, the Company capitalized $606,000 and $1,323,000, respectively, of costs related to these projects. During the six months ended April 30, 2012 and 2011, the Company capitalized $1,315,000 and $1,998,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $33,000 and $41,000 in the three months ended April 30, 2012 and 2011, respectively, and $39,000 and $56,000 in the six months ended April 30, 2012 and 2011, respectively.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (the “Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of $44,000 to East Ridge during each of the three month periods ended April 30, 2012 and 2011 and $88,000 during each of the six month periods ended April 30, 2012 and 2011. Since the Company has significant influence over, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s consolidated balance sheets.

In December 2011, the Company resumed real estate development activities on Centennial, Pacific Crest and Sevilla after a period of being idle. During the three months ended April 30, 2012 and 2011, the Company capitalized $309,000 and zero, respectively, of costs related to these real estate parcels. During the six months ended April 30, 2012 and 2011, the Company capitalized $506,000 and zero, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred expenses of $3,000 and $83,000 in the three months ended April 30, 2012 and 2011, respectively and $16,000 and $117,000 in the six months ended April 30, 2012 and 2011, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2012 were $2,608,000, $2,958,000 and $4,265,000, respectively, and at October 31, 2011 were $2,433,000, $2,800,000 and $4,092,000, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended April 30, 2012 and 2011, the Company capitalized $167,000 and $245,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2012 and 2011, the Company capitalized $402,000 and $530,000, respectively, of costs related to this real estate development project. In March 2012, Windfall Investors, LLC received $428,000 of insurance proceeds for wind damage to roofs, reducing the capitalized costs of this project at April 30, 2012. Repairs commenced in May 2012. Additionally, in relation to this project, the Company has incurred net expenses of $164,000 and $195,000, in the three months ended April 30, 2012 and 2011, respectively, and $349,000 and $352,000 in the six months ended April 30, 2012 and 2011, respectively.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. The Company has classified its marketable securities investment as available-for-sale. Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains (losses) of $984,000 ($592,000 net of tax) and ($1,383,000) (($833,000), net of tax), during the three months ended April 30, 2012 and 2011, respectively. The Company recorded unrealized holding gains (losses) of $4,063,000 ($2,446,000 net of tax) and ($599,000) (($362,000) net of tax), during the six months ended April 30, 2012 and 2011, respectively.

7. Notes Receivable

To finance tenant improvements in connection with the lease of a retail facility, the Company recorded a note receivable in May 2007 of $350,000. This note is unsecured and originally matured in May 2012. In April 2012, the borrower exercised an option to extend the note an additional five years.

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from certain related parties of $57,000 and $92,000 at April 30, 2012 and October 31, 2011, respectively.

8. Other Assets

Other assets consist of the following:

	April 30, 2012	October 31, 2011

Investments in mutual water companies	$1,765,000	$1,480,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,474,000	1,293,000
Revolving funds and memberships	358,000	373,000
	$5,133,000	$4,682,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2012	October 31, 2011
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at April 30, 2012 and October 31, 2011. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.24% at April 30, 2012 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2018.	$62,008,000	$53,802,000

Farm Credit West term loan secured by property with a net book value of $11,632,000 at April 30, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at April 30, 2012. The loan is payable in quarterly installments through November 2022.	5,978,000	6,208,000

Farm Credit West term loan secured by property with a net book value of $11,632,000 at April 30, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at April 30, 2012. The loan is payable in monthly installments through May 2032.	877,000	892,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,852,000 at April 30, 2012 and $3,839,000 at October 31, 2011. The interest rate is variable and was 3.50% at April 30, 2012. Interest is payable monthly and the principal is due in full in May 2013 (replaced with new non-revolving line of credit maturing May 2018).	12,966,000	12,966,000

Farm Credit West term loan secured by property with a net book value of $18,841,000 at April 30, 2012 and $18,867,000 at October 31, 2011. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,891,000	9,003,000
Subtotal	90,720,000	82,871,000
Less current portion	748,000	736,000
Total long-term debt, less current portion	$89,972,000	$82,135,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at April 30, 2012, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end.

On May 1, 2012, the Company entered into a new non-revolving line of credit facility with Farm Credit West (the “New Loan Agreement”), replacing the existing non-revolving line of credit. The terms of the New Loan Agreement are substantially similar to the existing line of credit including a commitment of $13,000,000 and monthly interest only payments at a variable rate, which was 3.50% as of May 1, 2012. The New Loan Agreement extends the maturity date from May 2013 until May 2018, removes Windfall Farms, LLC as a borrower under the agreement and requires the Company remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $665,000 and $549,000 during the three months ended April 30, 2012 and 2011, respectively and $1,372,000 and $1,148,000 during the six months ended April 30, 2012 and 2011, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2012	October 31, 2011	April 30, 2012	October 31, 2011
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$1,727,000	$2,352,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$-	$1,785,000	$-

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income from derivative instruments over the remaining period of the original swap agreements. Amortization for each of the three month periods ended April 30, 2012 and 2011 was $135,000. Amortization for the six month periods ended April 30, 2012 and 2011 was $270,000 and $289,000, respectively. The remaining accumulated other comprehensive loss balance is $632,000, net of amortization of $1,383,000 at April 30, 2012.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability are being recorded in interest income (expense) from derivative instruments and the liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three month periods ended April 30, 2012 and 2011 resulted in non-cash interest income of $331,000 and $173,000, respectively. The mark to market adjustments recognized by the Company during the six month periods ended April 30, 2012 and 2011 resulted in non-cash interest income of $625,000 and $804,000, respectively.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income (loss) and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at April 30, 2012.

11. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. Diluted weighted-average shares were zero for each of the three month periods ended April 30, 2012 and 2011 and zero for each of the six month periods ended April 30, 2012 and 2011, respectively. The Series B convertible preferred shares are anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $144,000 and $141,000 of rental income from employees in the three months ended April 30, 2012 and 2011, respectively. The Company recorded $266,000 and $262,000 of rental income from employees in the six months ended April 30, 2012 and 2011, respectively. There were no rental payments due from employees at April 30, 2012 and October 31, 2011.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $127,000 and $84,000 in the three months ended April 30, 2012 and 2011, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $657,000 and $400,000 in the six months ended April 30, 2012 and 2011, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $307,000 and $25,000 at April 30, 2012 and October 31, 2011, respectively.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $53,000 and $114,000 from the association in the three months ended April 30, 2012 and 2011, respectively. The Company purchased services and supplies of $486,000 and $477,000 from the association in the six months ended April 30, 2012 and 2011, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were zero and $37,000 at April 30, 2012 and October 31, 2011, respectively.

The Company recorded dividend income of $366,000 in each of the six month periods ended April 30, 2012 and 2011, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $601,000 and $369,000 of avocado sales to Calavo for the three months ended April 30, 2012 and 2011, respectively. The Company had $725,000 and $375,000 of avocado sales to Calavo for the six months ended April 30, 2012 and 2011, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. Additionally, the Company leases office space to Calavo and received rental income of $66,000 and $62,000 in the three months ended April 30, 2012 and 2011, respectively. The Company received rental income from Calavo of $131,000 and $122,000 in the six months ended April 30, 2012 and 2011, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2012 and 2011, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $388,000 and $307,000, respectively, During the six months ended April 30, 2012 and 2011, the aggregate amount was $473,000 and $341,000, respectively. Such amounts are included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $266,000 and $125,000 at April 30, 2012 and October 31, 2011, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Income Taxes

The Company’s projected annual effective tax rate for fiscal year 2012 is approximately 34.0%. As such, a 34.3% effective tax rate, after certain discrete items, was utilized by the Company for the second quarter of fiscal year 2012 to calculate its income tax provision.

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2012. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2012 and October 31, 2011.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $159,000 and $121,000 during the three month periods ended April 30, 2012 and 2011, respectively, and $266,000 and $121,000 during the six month periods ended April 30, 2012 and 2011, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2012	2011

Service cost	$37,000	$37,000
Interest cost	201,000	213,000
Expected return on plan assets	(248,000)	(248,000)
Recognized actuarial loss	205,000	224,000
Net periodic pension cost	$195,000	$226,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2012	2011

Service cost	$73,000	$74,000
Interest cost	402,000	425,000
Expected return on plan assets	(495,000)	(497,000)
Recognized actuarial loss	409,000	449,000
Net periodic pension cost	$389,000	$451,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2012	October 31, 2011

Minimum pension liability	$5,188,000	$5,474,000
Fair value liability on derivatives	3,512,000	2,352,000
Other	54,000	66,000
	$8,754,000	$7,892,000

16. Stockholders’ Equity

As of April 30, 2012, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase obligation. Reductions of stock-based compensation of approximately $3,000 and $4,000 were recorded in the six months ended April 30, 2012 and 2011, respectively, to reflect the fair value of the repurchase obligation. In February 2012, the Company repurchased 7,500 shares for approximately $6,000 in accordance with this repurchase obligation. The repurchase obligation of $6,000 and $17,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2012 and October 31, 2011, respectively.

In January 2012, members of management exchanged 10,679 shares of common stock with a fair market value of $17.77 per share (at the date of the exchange) for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. The Company recognized $137,000 and $101,000 of stock-based compensation to management during the three months ended April 30, 2012 and 2011, respectively. The Company recognized $273,000 and $327,000 of stock-based compensation to management during the six months ended April 30, 2012 and 2011, respectively.

In January 2012, 9,999 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized zero stock-based compensation to non-employee directors during each of the three month periods ended April 30, 2012 and 2011. The Company recognized $180,000 of stock-based compensation to non-employee directors during each of the six month periods ended April 30, 2012 and 2011.

In February 2012, members of management exchanged 316 shares of common stock with a fair market value of $18.08 per share (at the date of the exchange) for the repayment of notes issued in relation to payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

On May 22, 2012, the Company’s board of directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. The shares will be issued on June 30, 2012 and the number of shares will be based on the stock price on that date. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Segment Information

The Company operates in three reportable operating segments: agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and citrus packing operations. The rental operations segment includes residential and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense and income tax expense, or specifically identify them to its operating segments.

Segment information for the three months ended April 30, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$15,046,000	$1,006,000	$44,000	$–	$16,096,000
Costs and expenses	11,294,000	437,000	228,000	2,459,000	14,418,000
Depreciation and amortization	386,000	93,000	13,000	54,000	546,000
Operating income (loss)	$3,366,000	$476,000	$(197,000)	$(2,513,000)	$1,132,000

Segment information for the three months ended April 30, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$11,463,000	$996,000	$51,000	$–	$12,510,000
Costs and expenses	9,378,000	440,000	346,000	2,163,000	12,327,000
Depreciation and amortization	362,000	92,000	21,000	57,000	532,000
Impairment charges	–	–	1,196,000	–	1,196,000
Operating income (loss)	$1,723,000	$464,000	$(1,512,000)	$(2,220,000)	$(1,545,000)

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2012	April 30, 2011

Lemons	$12,398,000	$8,817,000
Avocados	601,000	369,000
Navel and Valencia oranges	788,000	849,000
Specialty citrus and other crops	1,259,000	1,428,000
Agribusiness revenues	15,046,000	11,463,000

Rental operations	579,000	565,000
Leased land	380,000	386,000
Organic recycling and other	47,000	45,000
Rental operations revenues	1,006,000	996,000

Real estate development revenues	44,000	51,000
Total revenues	$16,096,000	$12,510,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Segment Information (continued)

Segment information for the six months ended April 30, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$24,248,000	$1,997,000	$88,000	$–	$26,333,000
Costs and expenses	22,322,000	913,000	463,000	5,177,000	28,875,000
Depreciation and amortization	748,000	185,000	26,000	107,000	1,066,000
Operating income (loss)	$1,178,000	$899,000	$(401,000)	$(5,284,000)	$(3,608,000)

Segment information for the six months ended April 30, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$16,338,000	$1,966,000	$107,000	$–	$18,411,000
Costs and expenses	16,618,000	911,000	614,000	5,054,000	23,197,000
Depreciation and amortization	760,000	181,000	43,000	116,000	1,100,000
Impairment of real estate assets	–	–	1,196,000	–	1,196,000
Operating (loss) income	$(1,040,000)	$874,000	$(1,746,000)	$(5,170,000)	$(7,082,000)

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2012	April 30, 2011

Lemons	$20,165,000	$11,908,000
Avocados	725,000	375,000
Navel and Valencia oranges	1,288,000	1,793,000
Specialty citrus and other crops	2,070,000	2,262,000
Agribusiness revenues	24,248,000	16,338,000

Rental operations	1,138,000	1,115,000
Leased land	758,000	761,000
Organic recycling and other	101,000	90,000
Rental operations revenues	1,997,000	1,966,000

Real estate development revenues	88,000	107,000
Total revenues	$26,333,000	$18,411,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Sheldon Ranches Operating Leases

In January 2012, the Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ending October 31, 2012. The Company incurred $115,000 and $159,000 of net lease expense in the three and six month periods ended April 30, 2012, respectively.

19. Agriculture Property Acquisitions

In April 2012, the Company purchased land for use as a citrus orchard and also entered into a separate agreement to acquire an additional citrus orchard for purchase prices of $430,000 and $800,000, respectively, paid or to be paid in cash. The acquisitions are for 60 and 65 acres of agricultural property, respectively, and both properties are located in close proximity to the Company’s existing orchards in Porterville, California. The acquired citrus orchard was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheet at April 30, 2012. The second acquisition was in escrow at April 30, 2012.

20. Subsequent Events

The Company has evaluated events subsequent to April 30, 2012 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,910 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare counties in California, which plantings consist of approximately 1,910 acres of lemons, 1,250 acres of avocados, 1,810 acres of oranges and 675 acres of specialty citrus and other crops. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 88%, 87% and 89% of our fiscal year 2011, 2010 and 2009 consolidated revenues, respectively. Our Company markets and sells lemons directly to foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended April 30, 2012, lemon sales were comprised of approximately 75% to U.S. and Canada-based customers and 25% to domestic exporters. During the six months ended April 30, 2012, lemon sales were comprised of approximately 73% to U.S. and Canada-based customers and 27% to domestic exporters. Our Company is a member of Sunkist, an agricultural marketing cooperative, and sells its specialty citrus to Sunkist-licensed and other third-party packinghouses.

Historically, our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agribusiness segment tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

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

Recent Developments

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ended October 31, 2012. During the three and six months ended April 30, 2012, we incurred $115,000 and $159,000, respectively, of net lease expense related to these leases.

On March 26, 2012, we declared a $0.03125 per share dividend paid on April 16, 2012 in the aggregate amount of $350,000 to common shareholders of record on April 9, 2012.

In April 2012, we purchased land for use as a citrus orchard and also entered into a separate agreement to acquire an additional citrus orchard for purchase prices of $430,000 and $800,000, respectively, paid or to be paid in cash. The acquisitions are for 60 and 65 acres of agricultural property, respectively, and both properties are located in close proximity to our existing orchards in Porterville, California. The acquired citrus orchard was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on our consolidated balance sheet at April 30, 2012. The second acquisition was in escrow at April 30, 2012.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenues:
Agribusiness	$15,046,000	$11,463,000	$24,248,000	$16,338,000
Rental operations	1,006,000	996,000	1,997,000	1,966,000
Real estate development	44,000	51,000	88,000	107,000
Total revenues	16,096,000	12,510,000	26,333,000	18,411,000
Costs and expenses:
Agribusiness	11,680,000	9,740,000	23,070,000	17,378,000
Rental operations	530,000	532,000	1,098,000	1,092,000
Real estate development	241,000	367,000	489,000	657,000
Impairments of real estate development assets	-	1,196,000	-	1,196,000
Selling, general and administrative	2,513,000	2,220,000	5,284,000	5,170,000
Total costs and expenses	14,964,000	14,055,000	29,941,000	25,493,000
Operating income (loss):
Agribusiness	3,366,000	1,723,000	1,178,000	(1,040,000)
Rental operations	476,000	464,000	899,000	874,000
Real estate development	(197,000)	(1,512,000)	(401,000)	(1,746,000)
Selling, general and administrative	(2,513,000)	(2,220,000)	(5,284,000)	(5,170,000)
Operating income (loss)	1,132,000	(1,545,000)	(3,608,000)	(7,082,000)
Other income (expense):
Interest expense	(71,000)	(268,000)	(246,000)	(622,000)
Interest income from derivative instruments	196,000	38,000	355,000	515,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000	-	1,351,000
Interest income and other	(110,000)	(7,000)	260,000	359,000
Total other income	15,000	1,114,000	369,000	1,603,000
Income tax (provision) benefit	(385,000)	197,000	1,195,000	1,909,000
Equity in losses of investments	(25,000)	(30,000)	(28,000)	(21,000)
Net income (loss)	$737,000	$(264,000)	$(2,072,000)	$(3,591,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net loss which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Net income (loss)	$737,000	$(264,000)	$(2,072,000)	$(3,591,000)
Total interest (income) expense, net	(152,000)	203,000	(161,000)	51,000
Income taxes	385,000	(197,000)	(1,195,000)	(1,909,000)
Depreciation and amortization	546,000	532,000	1,066,000	1,100,000
EBITDA	1,516,000	274,000	(2,362,000)	(4,349,000)
Impairments of real estate development assets	-	1,196,000	-	1,196,000
Adjusted EBITDA	$1,516,000	$1,470,000	$(2,362,000)	$(3,153,000)

Second Quarter Fiscal Year 2012 Compared to Second Quarter Fiscal Year 2011

Revenues

Total revenue for the second quarter of fiscal year 2012 was $16.1 million compared to $12.5 million for the second quarter of fiscal year 2011. The 29% increase of $3.6 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2012	2011	Change

Lemons	$12,398,000	$8,817,000	$3,581,000	41%
Avocados	601,000	369,000	232,000	63%
Navel and Valencia oranges	788,000	849,000	(61,000)	(7%)
Specialty citrus and other crops	1,259,000	1,428,000	(169,000)	(12%)
Agribusiness revenues	$15,046,000	$11,463,000	$3,583,000	31%

•	Lemons: The increase in the second quarter of fiscal year 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During the second quarters of fiscal years 2012 and 2011, fresh lemon sales were $11.1 million and $7.9 million, respectively, on 688,000 and 586,000 cartons of lemons sold at average per carton prices of $16.13 and $13.48, respectively. Additionally, lemon by-product and other lemon sales were $1.3 million in the second quarter of fiscal year 2012 compared to $0.9 million during the same period in fiscal year 2011. The higher average per carton prices in fiscal year 2012 compared to fiscal year 2011were primarily due to more favorable overall market conditions.

•	Avocados: The increase in the second quarter of fiscal year 2012 was primarily the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the second quarter of fiscal year 2012, 0.6 million pounds of avocados were sold at an average per pound price of $1.00 compared to 0.3 million pounds sold at an average per pound price of $1.23 during the same period in fiscal year 2011.

•	Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2012 was primarily the result of decreased volume of specialty citrus sold at lower prices. During the second quarter of fiscal year 2012, 83,000 field boxes of specialty citrus were sold at an average per field box price of $15.17 compared to 91,000 field boxes sold at an average per field box price of $15.69 during the same period in fiscal year 2011.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2012 were $15.0 million compared to $14.1 million in the second quarter of fiscal year 2011, for a 6% increase of $0.9 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses, offset by a decrease in impairments of real estate development assets. Costs associated with our agribusiness include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2012	2011	Change

Packing costs	$3,307,000	$2,805,000	$502,000	18%
Harvest costs	1,648,000	1,827,000	(179,000)	(10)%
Cultural costs	2,167,000	2,181,000	(14,000)	1%
Third-party grower costs	4,172,000	2,565,000	1,607,000	63%
Depreciation and amortization	386,000	362,000	24,000	7%
Agribusiness costs and expenses	$11,680,000	$9,740,000	$1,940,000	20%

•	Packing costs: The increase in the second quarter of fiscal year 2012 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2011.

•	Harvest costs: The decrease in the second quarter of fiscal year 2012 was primarily attributable to lower Navel and Valencia orange and specialty citrus harvest volumes, partially offset by higher avocado harvest volume compared to the same period in fiscal year 2011.

•	Third-party grower costs: The increase in the second quarter of fiscal year 2012 was primarily attributable to higher sales volumes of fresh lemons and a higher percentage of third-party grower lemons relative to the total volume of cartons sold, which directly relates to amounts expensed and paid to third-party growers.

Impairments of real estate development assets in the second quarter of fiscal year 2012 were zero compared to $1.2 million in the second quarter of fiscal year 2011. In the second quarter of fiscal year 2011, we recorded impairment charges on two of our real estate development projects: 6037 East Donna Circle, LLC, which was sold in May 2011, and Templeton Santa Barbara, LLC, which has not shown any further indicators of impairment.

Selling, general and administrative costs in the second quarter of fiscal year 2012 were $2.5 million compared to $2.2 million for the second quarter of fiscal year 2011. This 14% increase of $0.3 million is primarily due to a $0.1 million increase in selling expenses, a $0.1 million increase in incentive compensation and $0.1 million of net increases in other selling, general and administrative expenses.

Other Income/Expense

Other income/expense for the second quarter of fiscal year 2012 was $15,000 of income compared to $1.1 million of income for the second quarter of fiscal year 2011. The $1.1 million decrease in net other income is primarily due to the $1.4 million gain on the sale of Rancho Refugio/Caldwell Ranch during the second quarter of fiscal year 2011 partially offset by a decrease in interest expense in the second quarter of fiscal year 2012 as a result of a larger amount of capitalized interest related to our real estate development projects as well as an increase in interest income from derivative instruments in the second quarter of fiscal year 2012.

Income Taxes

We recorded an estimated income tax provision of $0.4 million in the second quarter of fiscal year 2012 on pre-tax earnings of $1.1 million compared to an estimated income tax benefit of $0.2 million on a pre-tax loss of $0.5 million in the second quarter of fiscal year 2011.

Our projected annual effective tax rate for fiscal year 2012 is 34.0% at April 30, 2012, resulting in a 34.3% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2012. In comparison, our projected annual effective tax rate was 34.7% at April 30, 2011, resulting in a 42.7% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2011.

Six Months Ended April 30, 2012 Compared to the Six Months Ended April 30, 2011

Revenues

Total revenue for the six months ended April 30, 2012 was $26.3 million compared to $18.4 million for the six months ended April 30, 2011. The 48% increase of $7.9 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2012	2011	Change

Lemons	$20,165,000	$11,908,000	$8,257,000	69%
Avocados	725,000	375,000	350,000	93%
Navel and Valencia oranges	1,288,000	1,793,000	(505,000)	(28)%
Specialty citrus and other crops	2,070,000	2,262,000	(192,000)	(8)%
Agribusiness revenues	$24,248,000	$16,338,000	$7,910,000	48%

•	Lemons: The increase in the first six months of fiscal year 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During the first six months of fiscal years 2012 and 2011, fresh lemon sales were $18.3 million and $10.8 million , respectively, on 1,103,000 and 761,000 cartons of lemons sold at average per carton prices of $16.59 and $14.19, respectively. Additionally, lemon by-product and other lemon sales were $1.9 million in the first six months of fiscal year 2012 compared to $1.1 million during the same period in fiscal year 2011. The higher average per carton prices in fiscal year 2012 compared to fiscal year 2011 were primarily due to more favorable overall market conditions.

•	Avocados: The increase in the first six months of fiscal year 2012 was primarily the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first six months of fiscal year 2012, 0.8 million pounds of avocados were sold at an average per pound price of $0.91 per pound compared to 0.4 million pounds sold at an average per pound price of $1.00 during the same period in fiscal year 2011.

•	Navel and Valencia oranges: The decrease in the first six months of fiscal year 2012 was primarily the result of decreased volume, partially offset by higher prices. During the first six months of fiscal year 2012, 154,000 field boxes of oranges were sold at an average per field box price of $8.36 compared to 242,000 field boxes sold at an average per field box price of $7.41 during the same period in fiscal year 2011.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2012 were $29.9 million compared to $25.5 million for the six months ended April 30, 2011, for a 17% increase of $4.4 million. Of this increase, $5.8 million was attributable to increases in our agribusiness costs and selling, general and administrative expenses, partially offset by a $1.2 million decrease in impairments of real estate development assets. Costs associated with our agribusiness include packing costs, harvest costs, cultural costs, costs related to the lemons we process for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2012	2011	Change

Packing costs	$5,937,000	$4,574,000	$1,363,000	30%
Harvest costs	2,367,000	2,906,000	(539,000)	(19)%
Cultural costs	5,133,000	4,850,000	283,000	6%
Third-party grower costs	8,885,000	4,291,000	4,594,000	107%
Depreciation and amortization	748,000	757,000	(9,000)	(1)%
Agribusiness costs and expenses	$23,070,000	$17,378,000	$5,692,000	33%

•	Packing costs: The increase in the first six months of fiscal year 2012 is primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2011.

•	Harvest costs: The decrease in the first six months of fiscal year 2012 is primarily attributable to lower Navel and Valencia orange harvest volumes partially offset by higher avocado harvest volume.

•	Third-party grower costs: The increase in the first six months of fiscal year 2012 is primarily attributable to higher sales volumes of fresh lemons and a higher percentage of third-party growers relative to the total volume of fresh cartons sold, which directly relates to amounts expensed and paid to third-party growers.

Impairments of real estate development assets were zero in the six months ended April 30, 2012 compared to $1.2 million for the six months ended April 30, 2011. In the first six months of fiscal year 2011, we recorded impairment charges on two of our real estate development projects: 6037 East Donna Circle, LLC, which was sold in May 2011, and Templeton Santa Barbara, LLC, which has not shown any further indicators of impairment.

Selling, general and administrative expenses for the six months ended April 30, 2012 were $5.3 million compared to $5.2 million for the same period in fiscal year 2011. This 2% increase of $0.1 million was primarily attributable to a $0.1 million increase in selling expenses, a $0.1 million increase in consulting fees and a $0.1 million increase in incentive compensation. These increases were partially offset by a $0.1 million decrease in costs associated with obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) and $0.1 million of net decreases in other selling, general and administrative expenses.

Other Income/Expense

Other income (expense) for the six months ended April 30, 2012 was $0.4 million of income compared to $1.6 million of income for the same period in fiscal year 2011. The $1.2 million decrease in net other income is primarily due to the $1.4 million gain on the sale of Rancho Refugio/Caldwell Ranch and higher interest income from derivative instruments during the first six months of fiscal year 2011 partially offset by a decrease in interest expense in the first six months of fiscal year 2012 as a result of a larger amount of capitalized interest related to our real estate development projects.

Income Taxes

We recorded an estimated income tax benefit of $1.2 million in the six months ended April 30, 2012 on a pre-tax loss of $3.3 million compared to an estimated income tax benefit of $1.9 million on a pre-tax loss of $5.5 million in the six months ended April 30, 2011.

Our projected annual effective tax rate for fiscal year 2012 is 34.0% at April 30, 2012, resulting in a 36.6% effective tax rate, after certain discrete items, for the six months ended April 30, 2012. In comparison, our projected annual effective tax rate was 34.8% at April 30, 2011, resulting in a 34.7% effective tax rate, after certain discrete items, for the six months ended April 30, 2011.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the second quarter and six months ended April 30, 2012 and 2011:

	Quarter Ended April 30,				Six Months Ended April 30,
	2012		2011		2012		2011
Revenues:
Agribusiness	$15,046,000	93%	$11,463,000	91%	$24,248,000	92%	$16,338,000	89%
Rental operations	1,006,000	6%	996,000	8%	1,997,000	7%	1,966,000	10%
Real estate development	44,000	1%	51,000	1%	88,000	1%	107,000	1%
Total revenues	16,096,000	100%	12,510,000	100%	26,333,000	100%	18,411,000	100%
Costs and expenses:
Agribusiness	11,680,000	78%	9,740,000	69%	23,070,000	77%	17,378,000	68%
Rental operations	530,000	4%	532,000	4%	1,098,000	4%	1,092,000	5%
Real estate development	241,000	1%	1,563,000	11%	489,000	1%	1,853,000	7%
Corporate and other	2,513,000	17%	2,220,000	16%	5,284,000	18%	5,170,000	20%
Total costs and expenses	14,964,000	100%	14,055,000	100%	29,941,000	100%	25,493,000	100%
Operating income (loss):
Agribusiness	3,366,000		1,723,000		1,178,000		(1,040,000)
Rental operations	476,000		464,000		899,000		874,000
Real estate development	(197,000)		(1,512,000)		(401,000)		(1,746,000)
Corporate and other	(2,513,000)		(2,220,000)		(5,284,000)		(5,170,000)
Total operating income (loss)	$1,132,000		$(1,545,000)		$(3,608,000)		$(7,082,000)

Second Quarter of Fiscal Year 2012 Compared to the Second Quarter of Fiscal Year 2011

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the second quarter of fiscal year 2012, our agribusiness segment revenue was $15.0 million compared to $11.5 million for the second quarter of fiscal year 2011. The 30% increase of $3.5 million primarily reflected higher lemon revenue for the fiscal year 2012 second quarter compared to the fiscal year 2011 second quarter. The increase in agribusiness revenue consists of the following:

•	Lemon revenue for the second quarter of fiscal year 2012 was $3.6 million higher than the second quarter of fiscal year 2011.

•	Avocado revenue for the second quarter of fiscal year 2012 was $0.2 million higher than the second quarter of fiscal year 2011.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2012 were $0.1 million lower than the second quarter of fiscal year 2011.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2012 were $0.2 million lower than the second quarter of fiscal year 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the second quarter of fiscal year 2012, our agribusiness costs were $11.7 million compared to $9.7 million for the second quarter of fiscal year 2011. The 20% increase of $1.9 million primarily consists of the following:

•	Packing costs for the second quarter of fiscal year 2012 were $0.5 million higher than the second quarter of fiscal year 2011.

•	Harvest costs for the second quarter of fiscal year 2012 were $0.2 million lower than the second quarter of fiscal year 2011.

•	Cultural costs for the second quarter of fiscal year 2012 were $16,000 lower than the second quarter of fiscal year 2011.

•	Third-party grower costs for the second quarter of fiscal year 2012 were $1.6 million higher than the second quarter of fiscal year 2011.

•	Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations segment had revenues of $1.0 million in the second quarters of fiscal years 2012 and 2011. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Expenses in our rental operations segment were approximately $0.4 million in the second quarters of fiscal years 2012 and 2011. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment revenues had no significant revenues in the second quarters of fiscal years 2012 and 2011.

Real estate development costs and expenses in the second quarter of fiscal year 2012 were $1.4 million lower than the second quarter of fiscal year 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the second quarter of fiscal year 2012 were $0.3 million higher than the second quarter of fiscal year 2011. Depreciation expense was similar quarter to quarter at approximately $50,000.

Six Months Ended April 30, 2012 Compared to the Six Months Ended April 30, 2011

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the six months ended April 30, 2012, our agribusiness segment revenue was $24.2 million compared to $16.3 million for the six months ended April 30, 2011. The 48% increase of $7.9 million primarily reflected higher lemon revenue for the fiscal year 2012 period compared to the fiscal year 2011 period. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the six months ended April 30, 2012 was $8.3 million higher than the six months ended April 30, 2011.

•	Avocado revenue for the six months ended April 30, 2012 was $0.3 million higher than the six months ended April 30, 2011.

•	Navel and Valencia orange revenues for the six months ended April 30, 2012 were $0.5 million lower than the six months ended April 30, 2011.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2012 were $0.2 million lower than the six months ended April 30, 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the six months ended April 30, 2012, our agribusiness costs and expenses were $23.1 million compared to $17.4 million for the six months ended April 30, 2011. The 33% increase of $5.7 million primarily consists of the following:

•	Packing costs for the six months ended April 30, 2012 were $1.3 million higher than the six months ended April 30, 2011.

•	Harvest costs for the six months ended April 30, 2012 were $0.5 million lower than the six months ended April 30, 2011.

•	Cultural costs for the six months ended April 30, 2012 were $0.3 million higher than the six months ended April 30, 2011.

•	Third-party grower costs for the six months ended April 30, 2012 were $4.6 million higher than the six months ended April 30, 2011.

•	Depreciation expense was similar period to period at approximately $0.8 million.

Rental Operations

Our rental operations segment had revenues of approximately $2.0 million in the six months ended April 30, 2012 and 2011. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Expenses in our rental operations segment were similar period to period at approximately $0.9 million. Depreciation expense was similar period to period at approximately $0.2 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million in the six month periods ended April 30, 2012 and 2011.

Real estate development costs and expenses for the six months ended April 30, 2012 were $1.4 million lower than the six months ended April 30, 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the six months ended April 30, 2012 were $0.1 million higher than the six months ended April 30, 2011. Depreciation expense was similar period to period at approximately $0.1 million.

Seasonal Operations

Historically, our agricultural operations have been seasonal in nature with the least amount of our annual revenue being generated in our first quarter, increasing in the second quarter, peaking in the third quarter and declining in the fourth quarter. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended April 30,
	2012	2011
Revenues:
Agribusiness	$53,995,000	$45,898,000
Rental operations	3,979,000	4,025,000
Real estate development	2,443,000	3,201,000
Total revenues	60,417,000	53,124,000
Costs and expenses:
Agribusiness	40,872,000	32,952,000
Rental operations	2,236,000	2,174,000
Real estate development	3,383,000	4,350,000
Impairments of real estate development assets	-	3,618,000
Selling, general and administrative	9,442,000	10,233,000
Total costs and expenses	55,933,000	53,327,000
Operating income (loss)	4,484,000	(203,000)
Other income (expense):
Interest expense	(884,000)	(1,435,000)
Interest income (expense) from derivative instruments	377,000	(908,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000
Interest income and other	487,000	351,000
Total other expense	(20,000)	(641,000)
Net income (loss) before income taxes and equity in earnings of investments	4,464,000	(844,000)
Income tax (provision) benefit	(1,421,000)	320,000
Equity in earnings of investments	74,000	276,000
Net income (loss)	$3,117,000	$(248,000)

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

Cash Flows from Operating Activities

For the six months ended April 30, 2012 and 2011, net cash used in operating activities was $3.0 million and $4.8 million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first six months of fiscal year 2012 was $2.1 million compared to $3.6 million for the first six months of fiscal year 2011. The decrease of $1.5 million in the first six months of fiscal year 2012 compared to the same period in fiscal year 2011 was primarily attributable to an increase in operating income of $3.5 million partially offset by a decrease in other income of $1.2 million.

•	Depreciation and amortization remained consistent period to period at $1.1 million primarily because the balance of depreciable assets did not change significantly.

•	Loss on disposals/sales of fixed assets of $0.2 million in the first six months of fiscal year 2012 was the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first six months of fiscal year 2011.

•	During the six months ended April 30, 2011, we sold the Rancho Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred during the same period of fiscal year 2012.

•	Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market were $1.2 million for the first six months of fiscal year 2011. There were no impairments of real estate development assets during the same period in fiscal year 2012.

•	Non-cash stock compensation expense was $0.5 million for each of the six month periods ended April 30, 2012 and 2011.

•	Non-cash interest income on derivative instruments was $0.4 million for the first six months of fiscal year 2012 and consisted of $0.7 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.3 million of amortization of the accumulated other comprehensive loss balance. The income of $0.5 million for the same period in fiscal year 2011 consisted of $0.8 million of mark to market adjustments to the underlying fair value net liability partially offset by $0.3 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $4.7 million in operating cash flows during the six months ended April 30, 2012 compared to using $2.4 million in operating cash flows during the same period in fiscal year 2011. This increase was primarily the result of a $4.7 million increase in accounts receivable during the first six months of fiscal year 2012 compared to an increase of $1.6 million in accounts receivable during the first six months of fiscal year 2011, which was due to higher agribusiness revenue in the first six months of fiscal year 2012 compared to the same period in fiscal year 2011.

•	Cultural costs used $0.2 million in operating cash flows during the first six months of fiscal year 2012 compared to providing $0.5 million in operating cash flows during the same period in fiscal year 2011, primarily due to our Company entering into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in January 2012. We will not share in the related citrus crop revenue in our fiscal year ending October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 are capitalized until the citrus crops are harvested in fiscal year 2013. We have capitalized $0.7 million of cultural costs related to these leases in the first six months of fiscal year 2012.

•	Income taxes receivable used $0.8 million in operating cash flows in the six months ended April 30, 2012, consisting primarily of an income tax benefit of $1.2 million partially offset by a $0.4 million income tax refund. In comparison, income taxes receivable used $1.2 million in operating cash flows for the same period in fiscal year 2011, consisting primarily of a $1.9 million income tax benefit partially offset by a $0.8 million income tax refund.

•	Accounts payable and growers payable provided $3.9 million in operating cash flows in the six months ended April 30, 2012 compared to providing $1.9 million of operating cash flows during the same period in fiscal year 2011. This increase was primarily due to higher sales prices and volumes of the lemons we processed and sold for third-party growers during the first six months of fiscal year 2012 compared to the same period in fiscal year 2011.

•	Accrued liabilities provided $0.3 million in operating cash flows in the six months ended April 30, 2012 compared to using $0.5 million of operating cash flows during the same period in fiscal year 2011. There were no accrued bonuses at October 31, 2011 for fiscal year 2011 compared to $0.4 million of accrued bonuses for fiscal year 2010 that were included in accrued liabilities at October 31, 2010 and paid in the six months ended April 30, 2011. Additionally, we recorded $0.2 million of accrued liabilities related to the Sheldon Ranches operating leases during the first six months of fiscal year 2012.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the six months ended April 30, 2012 and represented $0.4 million of non-cash pension expense offset by $0.3 million of pension contributions for the period. The $0.3 million of operating cash flows provided during the six months ended April 30, 2011 represents $0.4 million of non-cash pension expense offset by a pension contribution of $0.1 million for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2012, net cash used by investing activities was $3.9 million compared to $0.3 million during the same period in fiscal year 2011.

Net cash used in investing activities is primarily comprised of capital expenditures and the sale of assets. Capital expenditures were $3.8 million in the first six months of fiscal year 2012, comprised of $2.1 million for property, plant and equipment and $1.7 million for real estate development projects. Capital expenditures were $9.7 million in the first six months of fiscal year 2011, comprised of $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch, $0.9 million for property, plant and equipment and $2.3 million for real estate development projects. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Rancho Refugio/Caldwell Ranch.

Cash Flows from Financing Activities

For the six months ended April 30, 2012, net cash provided by financing activities was $7.0 million compared to $4.9 million during the same period in fiscal year 2011.

The $2.1 million increase in cash flows from financing activities for the first six months of fiscal year 2012 compared to the same period in fiscal year 2011 is primarily due to net borrowings of long-term debt in the amount of $7.8 million during the first six months of fiscal year 2012 compared to net borrowings of $5.8 million during the same period in fiscal year 2011. The increase in net borrowings during the six months ended April 30, 2012 compared to the same period in fiscal year 2011 is primarily due to net cash generated in fiscal year 2011 by the purchase and sale of Rancho Refugio/ Caldwell Ranch in the amount of $2.8 million and increased capital expenditures in fiscal year 2012 offset by improved fiscal year 2012 operating cash flows.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA (“Rabobank Credit Facility”). In addition, we have three term loans with Farm Credit West, FLCA, (“Farm Credit West Term Loans”) and a non-revolving line of credit, (“Farm Credit West Line of Credit”) with Farm Credit West, PCA (together with Farm Credit West FLCA, “Farm Credit West”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 9 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Rabobank Revolving Credit Facility

As of April 30, 2012, our outstanding borrowings under the Rabobank Credit Facility were approximately $62.0 million and we had approximately $25.0 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.74% at April 30, 2012. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at January 31, 2012, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

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

Farm Credit West Loans

As of April 30, 2012, we had an aggregate of approximately $28.7 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of April 30, 2012, we had $5.9 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at April 30, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. As of April 30, 2012, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through May 2032. The interest rate resets monthly and was 3.25% at April 30, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of April 30, 2012, our wholly-owned subsidiary, Windfall Investors, LLC, had $8.9 million outstanding under the Farm Credit West term loan that matures in October 2035. We guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in our consolidated financial statements. The interest rate on this term loan was fixed at 6.73% until November 2011. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2013. As of April 30, 2012, our wholly-owned subsidiary, Windfall Investors, LLC, had $13.0 million outstanding under the Farm Credit West Line of Credit that was scheduled to mature in May 2013. The non-revolving line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis and the principal amount was due in full in May 2013. The interest rate resets monthly and was 3.50% at April 30, 2012. We guaranteed the payment of all indebtedness under this loan. On May 1, 2012, the Company entered into a new non-revolving line of credit facility with Farm Credit West (the “New Loan Agreement”) replacing the existing non-revolving line of credit. The terms of the New Loan Agreement are substantially similar to the existing line of credit including a commitment of $13,000,000 and monthly interest only payments at a variable rate, which was 3.50% as of May 1, 2012. The New Loan Agreement extends the maturity date from May 2013 to May 2018, removes Windfall Investors, LLC as a borrower under the agreement and requires the Company to remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project.

The Farm Credit West Term Loans and Farm Credit West Line of Credit contain various conditions, covenants and requirements with which we and Windfall Investors must comply. In addition, we and Windfall Investors, LLC are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At April 30, 2012, we had an interest rate swap agreement which locks in the interest rate on $42.0 million of our $90.7 million in debt at approximately 5.13% until June 2013. Of the remaining $48.7 million in debt, $39.8 million bears interest at variable rates, which were 3.50% or less at April 30, 2012 and $8.9 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

The interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense). In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income (loss) and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at April 30, 2012. Additional information, regarding the interest rate swaps can be found in Note 10 to the unaudited consolidated financial statements for the quarter ended April 30, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents our contractual obligations at April 30, 2012 for which cash flows are fixed and determinable:

	Payments due by Period

Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,758,000	$244,000	$514,000	$-	$40,000,000
Variable rate debt (principal)	49,962,000	504,000	1,058,000	1,683,000	46,717,000
Operating lease obligations	11,523,000	2,075,000	3,027,000	2,715,000	3,706,000
Total contractual obligations	$102,243,000	$2,823,000	$4,599,000	$4,398,000	$90,423,000

Interest payments on fixed and variable rate debt	$24,891,000	$3,883,000	$7,702,000	$7,567,000	$5,739,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2012. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt and interest rate swaps can be found above and in Notes 9 and 10 to the unaudited consolidated financial statements for the quarter ended April 30, 2012 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2011.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to operate our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in fiscal year 2013, were $0.4 million in each of the six month periods ended April 30, 2012 and 2011 and have averaged approximately $0.9 million per year since the inception of the leases.

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira will not share in the citrus crop revenue in its fiscal year ending October 31, 2012. During the three and six months ended April 30, 2012, we incurred $115,000 and $159,000, respectively, of net lease expense related to these leases.

We lease pollination equipment under a lease through fiscal year 2013 with annual payments of $0.1 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2011, 2010 and 2009. We paid preferred stock dividends of approximately $0.1 million during the six months ended April 30, 2012.

Defined Benefit Plan Contributions

As more fully described in Note 14 to our unaudited consolidated financial statements for the quarter ended April 30, 2012, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During the six months ended April 30, 2011, we made contributions of $0.3 million to the Plan and we expect to contribute approximately $0.8 million to the Plan in fiscal year 2012.

Real Estate Development Activities and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward. While we have been in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended April 30, 2012 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Recently Adopted Accounting Pronouncements.

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

Agribusiness revenue – Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agribusiness revenue recognition guidance related to transactions between patrons and agribusiness marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery, has not materially differed from the actual amounts that are paid after the monthly pools are closed.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold through by Calavo and other third-party packinghouses. Specifically, we deliver all of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the six months ended April 30, 2012, we capitalized approximately $1.8 million of costs related to our real estate projects and expensed approximately $0.5 million of costs.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on January 17, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on January 17, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2012 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2012 through February 29, 2012	$7,816	$1.50	-	-
March 1, 2012 through March 31, 2012	-	-	-	-
April 1, 2012 through April 30, 2012	-	-	-	-
Total	7,816	-	-	-

(1) We presently have no publicly announced repurchase program in place. 7,500 shares were acquired from our employees in accordance with our stock-based compensation plans and 316 were acquired as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) No publicly announced repurchase program in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 11, 2012	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 11, 2012	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer
(Principal Financial and Accounting Officer)

