Form 10-Q
period 2012-07-31
Limoneira CO
filed 2012-09-10
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

As of August 31, 2012, there were 11,202,910 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$9,000	$21,000
Accounts receivable, net	7,999,000	2,410,000
Notes receivable – related parties	41,000	36,000
Notes receivable	-	350,000
Cultural costs	1,625,000	926,000
Prepaid expenses and other current assets	1,719,000	1,385,000
Income taxes receivable	-	1,324,000
Total current assets	11,393,000	6,452,000
Property, plant and equipment, net	51,319,000	49,187,000
Real estate development	76,223,000	72,623,000
Equity in investments	8,981,000	8,896,000
Investment in Calavo Growers, Inc.	17,942,000	15,009,000
Notes receivable – related parties	16,000	56,000
Notes receivable	2,426,000	2,123,000
Other assets	5,173,000	4,682,000
Total assets	$173,473,000	$159,028,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,578,000	$2,650,000
Growers payable	2,677,000	1,004,000
Accrued liabilities	3,825,000	2,399,000
Fair value of derivative instrument	1,420,000	-
Current portion of long-term debt	754,000	736,000
Total current liabilities	13,254,000	6,789,000
Long-term liabilities:
Long-term debt, less current portion	86,506,000	82,135,000
Deferred income taxes	10,668,000	10,160,000
Other long-term liabilities	7,748,000	7,892,000
Total long-term liabilities	104,922,000	100,187,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2012 and October 31, 2011) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (50,000 shares authorized: 0 issued or outstanding at July 31, 2012 and October 31, 2011)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,202,910 and 11,205,241 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively)	112,000	112,000
Additional paid-in capital	35,577,000	34,863,000
Retained earnings	16,742,000	14,980,000
Accumulated other comprehensive loss	(134,000)	(903,000)
Total stockholders’ equity	55,297,000	52,052,000
Total liabilities and stockholders’ equity	$173,473,000	$159,028,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Revenues:
Agribusiness	$23,664,000	$19,910,000	$47,912,000	$36,248,000
Rental operations	962,000	978,000	2,959,000	2,944,000
Real estate development	74,000	2,314,000	162,000	2,421,000
Total revenues	24,700,000	23,202,000	51,033,000	41,613,000
Costs and expenses:
Agribusiness	13,554,000	10,518,000	36,624,000	27,896,000
Rental operations	649,000	596,000	1,747,000	1,688,000
Real estate development	266,000	2,613,000	755,000	3,270,000
Impairments of real estate development assets	-	-	-	1,196,000
Selling, general and administrative	2,525,000	2,226,000	7,809,000	7,396,000
Total costs and expenses	16,994,000	15,953,000	46,935,000	41,446,000
Operating income	7,706,000	7,249,000	4,098,000	167,000
Other income (expense):
Interest expense	(148,000)	(340,000)	(394,000)	(962,000)
Interest income (expense) from derivative instruments	172,000	(87,000)	527,000	428,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	-	-	1,351,000
Interest income	26,000	28,000	78,000	84,000
Other income, net	6,000	155,000	214,000	458,000
Total other income (loss)	56,000	(244,000)	425,000	1,359,000

Income before income tax provision and equity in earnings (losses) of investments	7,762,000	7,005,000	4,523,000	1,526,000
Income tax provision	(2,696,000)	(2,356,000)	(1,501,000)	(447,000)
Equity in earnings (losses) of investments	15,000	(14,000)	(13,000)	(35,000)
Net income	5,081,000	4,635,000	3,009,000	1,044,000
Preferred dividends	(66,000)	(66,000)	(197,000)	(197,000)
Net income applicable to common stock	$5,015,000	$4,569,000	$2,812,000	$847,000

Basic net income per common share	$0.45	$0.41	$0.25	$0.08

Diluted net income per common share	$0.45	$0.41	$0.25	$0.08

Dividends per common share	$0.03	$0.03	$0.09	$0.09

Weighted-average common shares outstanding-basic	11,198,000	11,203,000	11,201,000	11,204,000
Weighted-average common shares outstanding-diluted	11,198,000	11,203,000	11,201,000	11,208,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011

Net income	$5,081,000	$4,635,000	$3,009,000	$1,044,000
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	123,000	135,000	369,000	405,000
Unrealized holding gains (losses) on security available-for-sale	(680,000)	(132,000)	1,766,000	(494,000)
Unrealized gains (losses) from derivative instruments	(454,000)	81,000	(1,366,000)	255,000
Total other comprehensive income (loss), net of tax	(1,011,000)	84,000	769,000	166,000
Comprehensive income	$4,070,000	$4,719,000	$3,778,000	$1,210,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2012	2011
Operating activities
Net income	$3,009,000	$1,044,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,571,000	1,661,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	(1,351,000)
Impairments of real estate development assets	-	1,196,000
Loss on disposals/sales of assets	217,000	90,000
Stock compensation expense	811,000	643,000
Equity in losses of investments	13,000	35,000
Amortization of deferred financing costs	28,000	20,000
Non-cash interest income on derivative instruments	(527,000)	(428,000)
Accrued interest on notes receivable	(59,000)	(69,000)
Donation of common stock	100,000	100,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,634,000)	(4,545,000)
Cultural costs	(699,000)	400,000
Prepaid expenses and other current assets	(334,000)	(395,000)
Income taxes receivable	1,324,000	1,241,000
Other assets	(125,000)	(165,000)
Accounts payable and growers payable	3,384,000	1,585,000
Accrued liabilities	1,281,000	(296,000)
Other long-term liabilities	152,000	448,000
Net cash provided by operating activities	4,512,000	1,214,000

Investing activities
Capital expenditures	(6,355,000)	(4,835,000)
Acquisition of agriculture business	(803,000)	-
Acquisition of Rancho Refugio/Caldwell Ranch	-	(6,510,000)
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	-	9,297,000
Net proceeds from sale of 6037 East Donna Circle, LLC	-	2,080,000
Cash distributions from equity investments	-	257,000
Equity investment contributions	(98,000)	(88,000)
Investments in mutual water companies	(303,000)	(128,000)
Other	(10,000)	(43,000)
Net cash (used in) provided by investing activities	(7,569,000)	30,000

Financing activities
Borrowings of long-term debt	27,734,000	24,011,000
Repayments of long-term debt	(23,345,000)	(24,218,000)
Dividends paid – Common	(1,050,000)	(1,050,000)
Dividends paid – Preferred	(197,000)	(197,000)
Repurchase of common stock	(6,000)	(42,000)
Payments of debt financing costs	(91,000)	-
Net cash provided by (used in) financing activities	3,045,000	(1,496,000)

Net decrease in cash	(12,000)	(252,000)
Cash at beginning of period	21,000	262,000
Cash at end of period	$9,000	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$2,652,000	$2,855,000
Cash paid during the period for income taxes, net of (refunds) received	$(400,000)	$(750,000)
Non-cash investing and financing transactions:
Unrealized holding (gain) loss on investment in Calavo Growers, Inc.	$(2,933,000)	$818,000
Capital expenditures accrued but not paid at period-end	$233,000	$242,000
Accrued interest on note receivable	$59,000	$69,000
Donation of common stock	$100,000	$100,000

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

The unaudited interim consolidated financial statements for the three and nine months ended July 31, 2012 and 2011 and balance sheet as of July 31, 2012 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2012 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the operating results expected for the full fiscal year.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware corporation (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus and packing, marketing and selling lemons. The Company is also engaged in housing and other rental operations and real estate development activities.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Land Company, Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

FASB ASU 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends FASB ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company’s adoption of these provisions in the third quarter of fiscal year 2012 did not have a material impact on the Company’s financial statements.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2012, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$17,942,000	$–	$–	$17,942,000
Liabilities at fair value:
Derivative instruments	$–	$4,094,000	$–	$4,094,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2012 was $26.98 per share.

Derivative instruments consist of interest rate swaps, the fair values of which are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. The fair values of the interest rate swaps are included in current liabilities and other long-term liabilities in the consolidated balance sheet at July 31, 2012.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. At July 31, 2012 and October 31, 2011, the allowances totaled $119,000 and $65,000, respectively.

5. Concentrations

Sales to a customer for lemons were 8% and 10% of total revenues in the three and nine months ended July 31, 2012, respectively. The Company sells all of its avocado production to Calavo. Lemons procured from third-party growers were 25% and 44%, of lemon supply in the three and nine months ended July 31, 2012, respectively, of which one third party-grower was 1% and 14% of lemon supply in the three and nine months ended July 31, 2012, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2012	October 31, 2011

East Areas 1 and 2	$46,578,000	$44,431,000
Templeton Santa Barbara, LLC	10,129,000	9,325,000
Windfall Investors, LLC	19,516,000	18,867,000
	$76,223,000	$72,623,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2012 and 2011, the Company capitalized $832,000 and $945,000, respectively, of costs related to these projects. During the nine months ended July 31, 2012 and 2011, the Company capitalized $2,147,000 and $2,943,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $16,000 and $14,000 in the three months ended July 31, 2012 and 2011, respectively, and $55,000 and $70,000 in the nine months ended July 31, 2012 and 2011, respectively.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of zero to East Ridge during each of the three month periods ended July 31, 2012 and 2011 and $88,000 during each of the nine month periods ended July 31, 2012 and 2011. Since the Company has significant influence over, but less than a controlling interest in East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s consolidated balance sheets.

In December 2011, the Company resumed real estate development activities on Centennial, Pacific Crest and Sevilla after a period of being idle. During the three months ended July 31, 2012 and 2011, the Company capitalized $298,000 and zero, respectively, of costs related to these real estate parcels. During the nine months ended July 31, 2012 and 2011, the Company capitalized $804,000 and zero, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net incidental income of $3,000 and net expenses of $62,000 in the three months ended July 31, 2012 and 2011, respectively and net expenses of $13,000 and $179,000 in the nine months ended July 31, 2012 and 2011, respectively.

The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2012 were $2,719,000, $3,044,000 and $4,366,000, respectively, and at October 31, 2011 were $2,433,000, $2,800,000 and $4,092,000, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, comprised of $17,699,000 of total assets which included $16,842,000 of real estate development assets. During the three months ended July 31, 2012 and 2011, the Company capitalized $247,000 and $360,000, respectively, of costs related to this real estate development project. During the nine months ended July 31, 2012 and 2011, the Company capitalized $649,000 and $890,000, respectively, of costs related to this real estate development project. In March 2012, Windfall Investors, LLC received $428,000 of insurance proceeds for wind damage to roofs, reducing the capitalized costs of this project. Repairs commenced in May 2012 and were approximately 80% complete at July 31, 2012. Additionally, in relation to this project, the Company has incurred net expenses of $175,000 and $216,000, in the three months ended July 31, 2012 and 2011, respectively, and $524,000 and $586,000 in the nine months ended July 31, 2012 and 2011, respectively.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. The Company has classified its marketable securities investment as available-for-sale. Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding losses of $1,130,000 ($680,000 net of tax) and $219,000 ($132,000 net of tax), during the three months ended July 31, 2012 and 2011, respectively. The Company recorded unrealized holding gains (losses) of $2,933,000 ($1,766,000 net of tax) and ($818,000) (($494,000) net of tax), during the nine months ended July 31, 2012 and 2011, respectively.

8. Notes Receivable

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from certain related parties of $57,000 and $92,000 at July 31, 2012 and October 31, 2011, respectively.

9. Other Assets

Other assets consist of the following:

	July 31, 2012	October 31, 2011

Investments in mutual water companies	$1,784,000	$1,480,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,474,000	1,293,000
Revolving funds and memberships	379,000	373,000
	$5,173,000	$4,682,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2012	October 31, 2011
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at July 31, 2012 and October 31, 2011. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.25% at July 31, 2012 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2018.	$58,699,000	$53,802,000

Farm Credit West term loan secured by property with a net book value of $11,629,000 at July 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at July 31, 2012. The loan is payable in quarterly installments through November 2022.	5,861,000	6,208,000

Farm Credit West term loan secured by property with a net book value of $11,629,000 at July 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at July 31, 2012. The loan is payable in monthly installments through May 2032.	869,000	892,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,858,000 at July 31, 2012 and $3,839,000 at October 31, 2011. The interest rate is variable and was 3.50% at July 31, 2012. Interest is payable monthly and the principal is due in full in May 2018.	13,000,000	12,966,000

Farm Credit West term loan secured by property with a net book value of $19,516,000 at July 31, 2012 and $18,867,000 at October 31, 2011. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,831,000	9,003,000
Subtotal	87,260,000	82,871,000
Less current portion	754,000	736,000
Total long-term debt, less current portion	$86,506,000	$82,135,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at July 31, 2012, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end.

On May 1, 2012, the Company entered into a new non-revolving line of credit facility with Farm Credit West (the “New Loan Agreement”), replacing the existing non-revolving line of credit. The terms of the New Loan Agreement are substantially similar to the existing line of credit including a commitment of $13,000,000 and monthly interest only payments at a variable rate, which was 3.50% as of July 31, 2012. The New Loan Agreement extends the maturity date from May 2013 until May 2018, removes Windfall Farms, LLC as a borrower under the agreement and requires the Company remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $746,000 and $625,000 during the three months ended July 31, 2012 and 2011, respectively and $2,118,000 and $1,773,000 during the nine months ended July 31, 2012 and 2011, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2012	October 31, 2011	July 31, 2012	October 31, 2011

Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$1,420,000	$2,352,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$-	$2,674,000	$-

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) from derivative instruments over the remaining period of the original swap agreements. Amortization for each of the three month periods ended July 31, 2012 and 2011 was $135,000. Amortization for the nine month periods ended July 31, 2012 and 2011 was $405,000 and $425,000, respectively. The remaining accumulated other comprehensive loss balance is $497,000, net of amortization of $1,518,000 at July 31, 2012.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability are being recorded in interest income (expense) from derivative instruments and the liability balance is recorded in current liabilities at July 31, 2012 and other long-term liabilities at October 31, 2011 in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three month periods ended July 31, 2012 and 2011 resulted in non-cash interest income of $307,000 and $48,000, respectively. The mark to market adjustments recognized by the Company during the nine month periods ended July 31, 2012 and 2011 resulted in non-cash interest income of $932,000 and $853,000, respectively.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income (loss) and the liability is recorded in other long-term liabilities in the Company’s consolidated balance sheet at July 31, 2012.

12. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. Diluted weighted-average shares were zero for each of the three month periods ended July 31, 2012 and 2011 and zero and 4,000 for the nine month periods ended July 31, 2012 and 2011, respectively. The Series B convertible preferred shares are anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $121,000 and $119,000 of rental income from employees in the three months ended July 31, 2012 and 2011, respectively. The Company recorded $387,000 and $381,000 of rental income from employees in the nine months ended July 31, 2012 and 2011, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. There were no rental payments due from employees at July 31, 2012 and October 31, 2011.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $137,000 and $131,000 in the three months ended July 31, 2012 and 2011, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $794,000 and $531,000 in the nine months ended July 31, 2012 and 2011, respectively. Such amounts are included in other assets and agribusiness costs and expenses in the Company’s consolidated balance sheets and statements of operations. Payments due to the mutual water companies were, in aggregate, $57,000 and $25,000 at July 31, 2012 and October 31, 2011, respectively, which is recorded in accounts payable in the Company’s consolidated balance sheets.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $416,000 and $474,000 from the association in the three months ended July 31, 2012 and 2011, respectively. The Company purchased services and supplies of $902,000 and $839,000 from the association in the nine months ended July 31, 2012 and 2011, respectively. Such amounts are included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Payments due to the association were $112,000 and $37,000 at July 31, 2012 and October 31, 2011, respectively, which is recorded in accounts payable in the Company’s consolidated balance sheets.

The Company recorded dividend income of $366,000 in each of the nine month periods ended July 31, 2012 and 2011, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company recognized $5,530,000 and $6,299,000 of avocado sales to Calavo for the three months ended July 31, 2012 and 2011, respectively. The Company recognized $6,255,000 and $6,674,000 of avocado sales to Calavo for the nine months ended July 31, 2012 and 2011, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. Additionally, the Company leases office space to Calavo and received rental income of $67,000 and $65,000 in the three months ended July 31, 2012 and 2011, respectively. The Company received rental income from Calavo of $198,000 and $187,000 in the nine months ended July 31, 2012 and 2011, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. Amounts due from Calavo were $2,000,000 and zero at July 31, 2012 and October 31, 2011, respectively, which is recorded in accounts receivable in the Company’s consolidated balance sheets.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended July 31, 2012 and 2011, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $618,000 and $715,000, respectively, During the nine months ended July 31, 2012 and 2011, the aggregate amount was $1,091,000 and $1,056,000, respectively. Such amounts are included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Payments due to these Board members were $421,000 and $125,000 at July 31, 2012 and October 31, 2011, respectively, which is recorded in growers payable in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Income Taxes

The Company’s projected annual effective tax rate for fiscal year 2012 is approximately 33.7%. As such, a 34.9% effective tax rate, after certain discrete items, was utilized by the Company for the third quarter of fiscal year 2012 to calculate its income tax provision.

There are no uncertain tax positions as of July 31, 2012 and there has been no material change to the Company’s uncertain tax position for the three and nine month periods ended July 31, 2012. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2012 and October 31, 2011.

15. Retirement Plans

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $159,000 and $107,000 during the three month periods ended July 31, 2012 and 2011, respectively, and $425,000 and $228,000 during the nine month periods ended July 31, 2012 and 2011, respectively.

The net periodic pension costs for the Plan for the three months ended July 31 were as follows:

	2012	2011

Service cost	$37,000	$37,000
Interest cost	201,000	213,000
Expected return on plan assets	(248,000)	(248,000)
Recognized actuarial loss	205,000	224,000
Net periodic pension cost	$195,000	$226,000

The net periodic pension costs for the Plan for the nine months ended July 31 were as follows:

	2012	2011

Service cost	$110 ,000	$111,000
Interest cost	603,000	638,000
Expected return on plan assets	(743,000)	(745,000)
Recognized actuarial loss	614,000	673,000
Net periodic pension cost	$584,000	$677,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2012	October 31, 2011

Minimum pension liability	$5,019,000	$5,474,000
Fair value of derivative instrument	2,674,000	2,352,000
Other	55,000	66,000
	$7,748,000	$7,892,000

17. Stockholders’ Equity

As of July 31, 2012, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase obligation. Reductions of stock-based compensation of approximately $3,000 and $4,000 were recorded in the nine months ended July 31, 2012 and 2011, respectively, to reflect the fair value of the repurchase obligation. In February 2012, the Company repurchased 7,500 shares for approximately $6,000 in accordance with this repurchase obligation. The repurchase obligation of $6,000 and $17,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at July 31, 2012 and October 31, 2011, respectively.

In January 2012, members of management exchanged 10,679 shares of common stock with a fair market value of $17.77 per share at the date of the exchange for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. The Company recognized $360,000 and $140,000 of stock-based compensation to management during the three months ended July 31, 2012 and 2011, respectively. The Company recognized $631,000 and $467,000 of stock-based compensation to management during the nine months ended July 31, 2012 and 2011, respectively.

In January 2012, 9,999 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized zero stock-based compensation to non-employee directors during each of the three month periods ended July 31, 2012 and 2011. The Company recognized $180,000 of stock-based compensation to non-employee directors during each of the nine month periods ended July 31, 2012 and 2011.

In February 2012, members of management exchanged 316 shares of common stock with a fair market value of $18.08 per share at the date of the exchange for the repayment of notes issued in relation to payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

On May 22, 2012, the Company’s Board of Directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. On June 30, 2012, the Company donated 6,165 unregistered shares of the Company’s common stock with a per share value of $16.22 at the date of the donation. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information

The Company operates in three reportable operating segments: agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and citrus packing operations. The rental operations segment includes residential and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest and income taxes, or specifically identify them to its operating segments.

Segment information for the three months ended July 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$23,664,000	$962,000	$74,000	$–	$24,700,000
Costs and expenses	13,208,000	556,000	253,000	2,472,000	16,489,000
Depreciation and amortization	346,000	93,000	13,000	53,000	505,000
Operating income (loss)	$10,110,000	$313,000	$(192,000)	$(2,525,000)	$7,706,000

Segment information for the three months ended July 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$19,910,000	$978,000	$2,314,000	$–	$23,202,000
Costs and expenses	10,123,000	504,000	2,601,000	2,164,000	15,392,000
Depreciation and amortization	395,000	92,000	12,000	62,000	561,000
Operating income (loss)	$9,392,000	$382,000	$(299,000)	$(2,226,000)	$7,249,000

The following table sets forth revenues by category, by segment for the three months ended:

	July 31, 2012	July 31, 2011

Lemons	$15,460,000	$11,447,000
Avocados	5,530,000	6,299,000
Navel and Valencia oranges	2,057,000	1,537,000
Specialty citrus and other crops	617,000	627,000
Agribusiness revenues	23,664,000	19,910,000

Rental operations	564,000	546,000
Leased land	354,000	379,000
Organic recycling and other	44,000	53,000
Rental operations revenues	962,000	978,000

Real estate development revenues	74,000	2,314,000
Total revenues	$24,700,000	$23,202,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the nine months ended July 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$47,912,000	$2,959,000	$162,000	$–	$51,033,000
Costs and expenses	35,530,000	1,469,000	716,000	7,649,000	45,364,000
Depreciation and amortization	1,094,000	278,000	39,000	160,000	1,571,000
Operating income (loss)	$11,288,000	$1,212,000	$(593,000)	$(7,809,000)	$4,098,000

Segment information for the nine months ended July 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$36,248,000	$2,944,000	$2,421,000	$–	$41,613,000
Costs and expenses	26,741,000	1,415,000	3,215,000	7,218,000	38,589,000
Depreciation and amortization	1,155,000	273,000	55,000	178,000	1,661,000
Impairment of real estate assets	–	–	1,196,000	–	1,196,000
Operating (loss) income	$8,352,000	$1,256,000	$(2,045,000)	$(7,396,000)	$167,000

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2012	July 31, 2011

Lemons	$35,625,000	$23,355,000
Avocados	6,255,000	6,674,000
Navel and Valencia oranges	3,345,000	3,330,000
Specialty citrus and other crops	2,687,000	2,889,000
Agribusiness revenues	47,912,000	36,248,000

Rental operations	1,702,000	1,661,000
Leased land	1,112,000	1,140,000
Organic recycling and other	145,000	143,000
Rental operations revenues	2,959,000	2,944,000

Real estate development revenues	162,000	2,421,000
Total revenues	$51,033,000	$41,613,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Sheldon Ranches Operating Leases

In January 2012, the Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. In accordance with the terms of the lease agreements, the Company will not share in the citrus crop revenue in its fiscal year ending October 31, 2012. The Company incurred $144,000 and $303,000 of net lease expense in the three and nine month periods ended July 31, 2012, respectively.

20. Agriculture Property Acquisitions

In April 2012, the Company purchased land for use as a citrus orchard for a purchase price of $430,000, paid in cash. The acquisition was for 60 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheets at July 31, 2012.

In July 2012, the Company purchased land for use as a citrus orchard for a purchase price of $800,000, paid in cash. The acquisition was for 65 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition is being accounted for as a business combination and as of July 31, 2012 the Company is in the process of determining the fair value of the assets acquired. The acquisition is recorded in property, plant and equipment in the Company’s consolidated balance sheet at July 31, 2012.

In July 2012, the Company entered into an agreement to acquire land for use as a citrus orchard for a purchase price of $1,360,000, to be paid in cash. The acquisition is for 230 acres of agricultural property adjacent to the Company’s leased orchards in Lindsay, California. This acquisition will be accounted for as an asset purchase with substantially the entire purchase price allocated to land. The acquisition was in escrow at July 31, 2012 and closed in August 2012.

21. Subsequent Events

The Company has evaluated events subsequent to July 31, 2012 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 8,205 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, the largest grower of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare counties in California, which plantings consist of approximately 2,060 acres of lemons, 1,250 acres of avocados, 1,745 acres of oranges and 675 acres of specialty citrus and other crops. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

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

Recent Developments

In January 2012, our Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California (collectively, the “Sheldon Ranches Leases”). Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. Each of the leases also contains profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by our Company in the future. In accordance with the terms of the lease agreements, we will not share in the citrus crop revenue in our fiscal year ended October 31, 2012. During the three and nine months ended July 31, 2012, we incurred $144,000 and $303,000, respectively, of net lease expense related to the Sheldon Ranches Leases.

On June 26, 2012, we declared a $0.03125 per share dividend paid on July 16, 2012 in the aggregate amount of $350,000 to common shareholders of record on July 9, 2012.

In April 2012, we purchased land for use as a citrus orchard for a purchase price of $430,000, paid in cash. The acquisition was for 60 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on our Company’s consolidated balance sheets at July 31, 2012.

In July 2012, our Company purchased land for use as a citrus orchard for a purchase price of $800,000, paid in cash. The acquisition was for 65 acres of agricultural property located in close proximity to our Company’s existing orchards in Porterville, California. This acquisition is being accounted for as a business combination and as of July 31, 2012 we were in the process of determining the fair value of the assets acquired.

In August 2012, our Company purchased land for use as a citrus orchard for a purchase price of $1,360,000, paid in cash. The acquisition was for 230 acres of agricultural property adjacent to our Company’s leased orchards in Lindsay, California. This acquisition will be accounted for as an asset purchase with substantially the entire purchase price allocated to land.

In August 2012, our Company entered into an agreement with Associated Citrus Packers of Yuma, Arizona to pack and market lemons. Associated Citrus Packers has historically packed approximately 850,000 cartons of lemons grown on nearly 2,000 acres. The commercial citrus harvesting and packing season in Southwestern Arizona typically begins in late August and is completed during the spring of the following year.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 88%, 87% and 89% of our fiscal year 2011, 2010 and 2009 consolidated revenues, respectively. Our Company markets and sells lemons directly to foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended July 31, 2012, lemon sales were comprised of approximately 86% to U.S. and Canada-based customers and 14% to domestic exporters. During the nine months ended July 31, 2012, lemon sales were comprised of approximately 78% to U.S. and Canada-based customers and 22% to domestic exporters. Our Company is a member of Sunkist, an agricultural marketing cooperative, and sells its oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses.

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

Rental Operations

Our rental operations segment represented approximately 7% of our fiscal year 2011 and 2010 consolidated revenues and approximately 11% of our fiscal year 2009 consolidated revenues. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a profitable diversification. Revenue from our rental operations segment is generally consistent throughout the year.

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

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Agribusiness	$23,664,000	$19,910,000	$47,912,000	$36,248,000
Rental operations	962,000	978,000	2,959,000	2,944,000
Real estate development	74,000	2,314,000	162,000	2,421,000
Total revenues	24,700,000	23,202,000	51,033,000	41,613,000
Costs and expenses:
Agribusiness	13,554,000	10,518,000	36,624,000	27,896,000
Rental operations	649,000	596,000	1,747,000	1,688,000
Real estate development	266,000	2,613,000	755,000	3,270,000
Impairments of real estate development assets	-	-	-	1,196,000
Selling, general and administrative	2,525,000	2,226,000	7,809,000	7,396,000
Total costs and expenses	16,994,000	15,953,000	46,935,000	41,446,000
Operating income (loss):
Agribusiness	10,110,000	9,392,000	11,288,000	8,352,000
Rental operations	313,000	382,000	1,212,000	1,256,000
Real estate development	(192,000)	(299,000)	(593,000)	(2,045,000)
Selling, general and administrative	(2,525,000)	(2,226,000)	(7,809,000)	(7,396,000)
Total operating income	7,706,000	7,249,000	4,098,000	167,000
Other income (expense):
Interest expense	(148,000)	(340,000)	(394,000)	(962,000)
Interest income (expense) from derivative instruments	172,000	(87,000)	527,000	428,000
Gain on sale of Rancho Refugio/Caldwell Ranch	-	-	-	1,351,000
Interest income and other	32,000	183,000	292,000	542,000
Total other income (expense)	56,000	(244,000)	425,000	1,359,000
Income tax provision	(2,696,000)	(2,356,000)	(1,501,000)	(447,000)
Equity in earnings (losses) of investments	15,000	(14,000)	(13,000)	(35,000)
Net income	$5,081,000	$4,635,000	$3,009,000	$1,044,000

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

	Quarter ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Net income	$5,081,000	$4,635,000	$3,009,000	$1,044,000
Total interest (income) expense, net	(50,000)	399,000	(211,000)	450,000
Income taxes	2,696,000	2,356,000	1,501,000	447,000
Depreciation and amortization	505,000	561,000	1,571,000	1,661,000
EBITDA	8,232,000	7,951,000	5,870,000	3,602,000
Impairments of real estate development assets	-	-	-	1,196,000
Adjusted EBITDA	$8,232,000	$7,951,000	$5,870,000	$4,798,000

Third Quarter Fiscal Year 2012 Compared to Third Quarter Fiscal Year 2011

Revenues

Total revenue for the third quarter of fiscal year 2012 was $24.7 million compared to $23.2 million for the third quarter of fiscal year 2011. The 6% increase of $1.5 million was primarily the result of increased agribusiness revenue, partially offset by a decrease in real estate development revenues. The components of agribusiness revenues are detailed below:

	Agribusiness Revenues for the Quarters Ended July 31,
	2012	2011	Change

Lemons	$15,460,000	$11,447,000	$4,013,000	35%
Avocados	5,530,000	6,299,000	(769,000)	(12)%
Navel and Valencia oranges	2,057,000	1,537,000	520,000	34%
Specialty citrus and other crops	617,000	627,000	(10,000)	(2)%
Agribusiness revenues	$23,664,000	$19,910,000	$3,754,000	19%

•	Lemons: The increase in the third quarter of fiscal year 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During the third quarters of fiscal years 2012 and 2011, fresh lemon sales were $13.3 million and $10.5 million, respectively, on 794,000 and 670,000 cartons of lemons sold at average per carton prices of $16.75 and $15.67, respectively. The higher average per carton price in fiscal year 2012 compared to fiscal year 2011 was primarily due to more favorable overall market conditions. Additionally, lemon by-product and other lemon sales were $2.2 million in the third quarter of fiscal year 2012 compared to $0.9 million during the same period in fiscal year 2011.

•	Avocados: The decrease in the third quarter of fiscal year 2012 was primarily the result of lower prices, partially offset by increased volume. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the third quarter of fiscal year 2012, 6.8 million pounds of avocados were sold at an average per pound price of $0.81 compared to 3.8 million pounds sold at an average per pound price of $1.66 during the same period in fiscal year 2011. Lower prices in fiscal year 2012 were due to increased supply in the marketplace.

•	Navel and Valencia oranges: The increase in the third quarter of fiscal year 2012 was primarily the result of increased volume of oranges sold at higher prices compared to the same period in fiscal year 2011. During the third quarter of fiscal year 2012, 182,000 field boxes of oranges were sold at an average per field box price of $11.30 compared to 138,000 field boxes sold at an average per field box price of $11.14 during the same period in fiscal year 2011.

Real estate development revenues for the third quarter of fiscal year 2012 were $0.1 million compared to $2.3 million for the same period in fiscal year 2011. The decrease was primarily due to the $2.3 million sale of our real estate development project in Paradise Valley, Arizona (“Donna Circle”) in May 2011. There were no sales of real estate development projects in the third quarter of fiscal year 2012.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2012 were $17.0 million compared to $16.0 million in the third quarter of fiscal year 2011, for a 7% increase of $1.0 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses, offset by a decrease in real estate development expenses. Costs associated with our agribusiness include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended July 31,
	2012	2011	Change

Packing costs	$3,959,000	$3,042,000	$917,000	30%
Harvest costs	2,931,000	2,007,000	924,000	46%
Cultural costs	3,677,000	3,439,000	238,000	7%
Third-party grower costs	2,641,000	1,635,000	1,006,000	62%
Depreciation and amortization	346,000	395,000	(49,000)	(12)%
Agribusiness costs and expenses	$13,554,000	$10,518,000	$3,036,000	29%

•	Packing costs: The increase in the third quarter of fiscal year 2012 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2011.

•	Harvest costs: The increase in the third quarter of fiscal year 2012 was primarily attributable to higher lemon, avocado and orange harvest volumes compared to the same period in fiscal year 2011.

•	Third-party grower costs: The increase in the third quarter of fiscal year 2012 was primarily attributable to higher sales of fresh lemons and a higher percentage of lemons procured from third-party growers relative to the total volume of fresh cartons sold. Of the 794,000 and 670,000 cartons sold during the third quarters of fiscal years 2012 and 2011, respectively, 218,000 (27%) and 148,000 (22%) were procured from third-party growers at average per carton costs of $12.11 and $11.05, respectively.

Selling, general and administrative costs in the third quarter of fiscal year 2012 were $2.5 million compared to $2.2 million for the third quarter of fiscal year 2011. This 13% increase of $0.3 million is primarily due to an increase in incentive compensation.

Real estate development expenses in the third quarter of fiscal year 2012 were $0.3 million compared to $2.6 million in the third quarter of fiscal year 2011. In the third quarter of fiscal year 2011, we sold Donna Circle real and incurred related costs of $2.8 million. There were no such costs incurred during the third quarter of fiscal year 2012.

Other Income/Expense

Other income/expense for the third quarter of fiscal year 2012 was $0.1 million of income compared to $0.2 million of expense for the third quarter of fiscal year 2011. The $0.3 million increase in net other income is primarily due to a decrease in interest expense in the third quarter of fiscal year 2012 as a result of a larger amount of capitalized interest related to our real estate development projects as well as an increase in interest income from derivative instruments in the third quarter of fiscal year 2012.

Income Taxes

We recorded an estimated income tax provision of $2.7 million in the third quarter of fiscal year 2012 on pre-tax earnings of $7.8 million compared to an estimated income tax provision of $2.4 million on pre-tax earnings of $7.0 million in the third quarter of fiscal year 2011.

Our projected annual effective tax rate for fiscal year 2012 is 33.7% at July 31, 2012, resulting in a 34.9% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2012. In comparison, our projected annual effective tax rate was 34.3% at July 31, 2011, resulting in a 33.7% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2011.

Nine Months Ended July 31, 2012 Compared to the Nine Months Ended July 31, 2011

Revenues

Total revenue for the nine months ended July 31, 2012 was $51.0 million compared to $41.6 million for the nine months ended July 31, 2011. The 23% increase of $9.4 million was primarily the result of increased agribusiness revenues partially offset by a decrease in real estate development revenues. Agribusiness revenues are detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2012	2011	Change

Lemons	$35,625,000	$23,355,000	$12,270,000	53%
Avocados	6,255,000	6,674,000	(419,000)	(6)%
Navel and Valencia oranges	3,345,000	3,330,000	15,000	-
Specialty citrus and other crops	2,687,000	2,889,000	(202,000)	(7)%
Agribusiness revenues	$47,912,000	$36,248,000	$11,664,000	32%

•	Lemons: The increase in the nine months ended July 31, 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During the nine months ended July 31, 2012 and 2011, fresh lemon sales were $31.6 million and $21.3 million, respectively, on 1,897,000 and 1,431,000 cartons of lemons sold at average per carton prices of $16.66 and $14.88, respectively. The higher average per carton price in fiscal year 2012 compared to fiscal year 2011was primarily due to more favorable overall market conditions. Additionally, lemon by-product and other lemon sales were $4.0 million in the nine months ended July 31, 2012 compared to $2.1 million during the same period in fiscal year 2011.

•	Avocados: The decrease in the nine months ended July 31, 2012 was primarily the result of lower prices, partially offset by increased volume The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the nine months ended July 31, 2012, 7.6 million pounds of avocados were sold at an average per pound price of $0.82 per pound compared to 4.2 million pounds sold at an average per pound price of $1.60 during the same period in fiscal year 2011. Lower prices in fiscal year 2012 were due to increased supply in the marketplace.

•	Specialty citrus and other crops: The decrease in the nine months ended July 31, 2012 was primarily the result of lower average prices per field box compared to the same period in fiscal year 2011.

Real estate development revenues were $0.2 million during the nine months ended July 31, 2012 compared to $2.4 million during the same period in fiscal year 2011. The decrease was primarily due to the $2.3 million sale of Donna Circle in May 2011. There were no sales of real estate development projects during the nine months ended July 31, 2012.

Costs and Expenses

Total costs and expenses in the nine months ended July 31, 2012 were $46.9 million compared to $41.4 million in the nine months ended July 31, 2011, for a 13% increase of $5.5 million. Of this increase, $9.1 million was attributable to increases in our agribusiness costs and selling, general and administrative expenses, partially offset by $3.7 million of decreases in real estate development expenses and impairments of real estate development assets. Costs associated with our agribusiness include packing costs, harvest costs, cultural costs, costs related to the lemons we process for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2012	2011	Change

Packing costs	$9,896,000	$7,613,000	$2,283,000	30%
Harvest costs	5,298,000	4,913,000	385,000	8%
Cultural costs	8,810,000	8,289,000	521,000	6%
Third-party grower costs	11,526,000	5,926,000	5,600,000	94%
Depreciation and amortization	1,094,000	1,155,000	(61,000)	(5)%
Agribusiness costs and expenses	$36,624,000	$27,896,000	$8,728,000	31%

•	Packing costs: The increase in the nine months ended July 31, 2012 is primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2011.

•	Harvest costs: The increase in the nine months ended July 31, 2012 is primarily attributable to higher lemon and avocado harvest volumes.

•	Cultural costs: The increase in the nine months ended July 31, 2012 is primarily due to costs associated with the Sheldon Ranches Leases.

•	Third-party grower costs: The increase in the nine months ended July 31, 2012 is primarily attributable to higher sales of fresh lemons and a higher percentage of lemons procured from third-party growers relative to the total volume of fresh cartons sold. Of the 1,897,000 and 1,431,000 cartons sold during the nine months ended July 31, 2012 and 2011, respectively, 910,000 (48%) and 549,000 (38%) were procured from third-party growers at average per carton prices of $12.67 and $10.79, respectively.

Selling, general and administrative expenses for the nine months ended July 31, 2012 were $7.8 million compared to $7.4 million for the same period in fiscal year 2011. This 6% increase of $0.4 million was primarily attributable to a $0.4 million increase in incentive compensation, a $0.2 million increase in consulting fees and a $0.1 million increase in selling expenses. These increases were partially offset by a $0.1 million decrease in costs associated with obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), a $0.1 million decrease in legal fees and $0.1 million of net decreases in other selling, general and administrative expenses.

Real estate development expenses in the nine months ended July 31, 2012 were $0.8 million compared to $3.3 million in the same period of fiscal year 2011. In the nine months ended July 31, 2011, we sold Donna Circle and incurred related costs of $2.8 million. There were no such costs incurred during the same period in fiscal year 2012.

Impairments of real estate development assets were zero in the nine months ended July 31, 2012 compared to $1.2 million for the nine months ended July 31, 2011. In the nine months ended July 31, 2011, we recorded impairment charges on two of our real estate development projects: Donna Circle, which was sold in May 2011, and Templeton Santa Barbara, LLC. There were no such impairment charges incurred during the same period in fiscal year 2012.

Other Income/Expense

Other income (expense) for the nine months ended July 31, 2012 was $0.4 million of income compared to $1.4 million of income for the same period in fiscal year 2011. The $1.2 million decrease in net other income is primarily due to the $1.4 million gain on the sale of Rancho Refugio/Caldwell Ranch in the nine months ended July 31, 2011, partially offset by a $0.6 million decrease in interest expense in the nine months ended July 31, 2012 as a result of a larger amount of capitalized interest related to our real estate development projects.

Income Taxes

We recorded an estimated income tax provision of $1.5 million in the nine months ended July 31, 2012 on a pre-tax earnings of $4.5 million compared to an estimated income tax provision of $0.4 million on a pre-tax earnings of $1.5 million in the nine months ended July 31, 2011.

Our projected annual effective tax rate for fiscal year 2012 is 33.7% at July 31, 2012, resulting in a 33.2% effective tax rate, after certain discrete items, for the nine months ended July 31, 2012. In comparison, our projected annual effective tax rate was 34.3% at July 31, 2011, resulting in a 35.5% effective tax rate, after certain discrete items, for the nine months ended July 31, 2011.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the third quarter and nine months ended July 31, 2012 and 2011:

	Quarter Ended July 31,				Nine Months Ended July 31,
	2012		2011		2012		2011
Revenues:
Agribusiness	$23,664,000	95%	$19,910,000	86%	$47,912,000	93%	$36,248,000	87%
Rental operations	962,000	4%	978,000	4%	2,959,000	6%	2,944,000	7%
Real estate development	74,000	1%	2,314,000	10%	162,000	1%	2,421,000	6%
Total revenues	24,700,000	100%	23,202,000	100%	51,033,000	100%	41,613,000	100%
Costs and expenses:
Agribusiness	13,554,000	80%	10,518,000	66%	36,624,000	78%	27,896,000	67%
Rental operations	649,000	4%	596,000	4%	1,747,000	4%	1,688,000	4%
Real estate development	266,000	1%	2,613,000	16%	755,000	2%	4,466,000	11%
Corporate and other	2,525,000	15%	2,226,000	14%	7,809,000	16%	7,396,000	18%
Total costs and expenses	16,994,000	100%	15,953,000	100%	46,935,000	100%	41,446,000	100%
Operating income (loss):
Agribusiness	10,110,000		9,392,000		11,288,000		8,352,000
Rental operations	313,000		382,000		1,212,000		1,256,000
Real estate development	(192,000)		(299,000)		(593,000)		(2,045,000)
Corporate and other	(2,525,000)		(2,226,000)		(7,809,000)		(7,396,000)
Total operating income	$7,706,000		$7,249,000		$4,098,000		$167,000

Third Quarter of Fiscal Year 2012 Compared to the Third Quarter of Fiscal Year 2011

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For the third quarter of fiscal year 2012, our agribusiness segment revenue was $23.7 million compared to $19.9 million for the third quarter of fiscal year 2011. The 19% increase of $3.8 million primarily reflected higher lemon revenue for the fiscal year 2012 third quarter compared to the fiscal year 2011 third quarter. The increase in agribusiness revenue consists of the following:

•	Lemon revenue for the third quarter of fiscal year 2012 was $4.0 million higher than the third quarter of fiscal year 2011.

•	Avocado revenue for the third quarter of fiscal year 2012 was $0.8 million lower than the third quarter of fiscal year 2011.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2012 were $0.6 million higher than the third quarter of fiscal year 2011.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2012 were essentially flat compared to the third quarter of fiscal year 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the third quarter of fiscal year 2012, our agribusiness costs were $13.6 million compared to $10.5 million for the third quarter of fiscal year 2011. The 29% increase of $3.1 million primarily consists of the following:

•	Packing costs for the third quarter of fiscal year 2012 were $0.9 million higher than the third quarter of fiscal year 2011.

•	Harvest costs for the third quarter of fiscal year 2012 were $0.9 million higher than the third quarter of fiscal year 2011.

•	Cultural costs for the third quarter of fiscal year 2012 were $0.3 million higher than the third quarter of fiscal year 2011.

•	Third-party grower costs for the third quarter of fiscal year 2012 were $1.0 million higher than the third quarter of fiscal year 2011.

•	Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations segment had revenues of $1.0 million in the third quarters of fiscal years 2012 and 2011. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs in our rental operations segment were approximately $0.5 million in the third quarters of fiscal years 2012 and 2011. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment revenues for the third quarter of fiscal year 2012 were $2.2 million lower than the third quarter of fiscal year 2011.

Real estate development costs and expenses for the third quarter of fiscal year 2012 were $2.3 million lower than the third quarter of fiscal year 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the third quarter of fiscal year 2012 were $0.3 million higher than the third quarter of fiscal year 2011. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Nine Months Ended July 31, 2012 Compared to the Nine Months Ended July 31, 2011

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For the nine months ended July 31, 2012, our agribusiness segment revenue was $47.9 million compared to $36.2 million for the nine months ended July 31, 2011. The 32% increase of $11.7 million primarily reflected higher lemon revenue for the fiscal year 2012 period compared to the fiscal year 2011 period. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the nine months ended July 31, 2012 was $12.3 million higher than the nine months ended July 31, 2011.

•	Avocado revenue for the nine months ended July 31, 2012 was $0.4 million lower than the nine months ended July 31, 2011.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2012 were essentially flat compared to the nine months ended July 31, 2011.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2012 were $0.2 million lower than the nine months ended July 31, 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, cultural costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the nine months ended July 31, 2012, our agribusiness costs and expenses were $36.6 million compared to $27.9 million for the nine months ended July 31, 2011. The 31% increase of $8.7 million primarily consists of the following:

•	Packing costs for the nine months ended July 31, 2012 were $2.3 million higher than the nine months ended July 31, 2011.

•	Harvest costs for the nine months ended July 31, 2012 were $0.4 million higher than the nine months ended July 31, 2011.

•	Cultural costs for the nine months ended July 31, 2012 were $0.5 million higher than the nine months ended July 31, 2011.

•	Third-party grower costs for the nine months ended July 31, 2012 were $5.6 million higher than the nine months ended July 31, 2011.

•	Depreciation expense was similar period to period at approximately $1.1 million.

Rental Operations

Our rental operations segment had revenues of approximately $2.9 million in the nine months ended July 31, 2012 and 2011. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were similar period to period at approximately $1.4 million. Depreciation expense was similar period to period at approximately $0.3 million.

Real Estate Development

Our real estate development segment revenues for the nine months ended July 31, 2012 were $2.3 million lower than the nine month periods ended July 31, 2011.

Real estate development costs and expenses for the nine months ended July 31, 2012 were $2.5 million lower than the nine months ended July 31, 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the nine months ended July 31, 2012 were $0.4 million higher than the nine months ended July 31, 2011. Depreciation expense was similar period to period at approximately $0.2 million.

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

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended July 31,
	2012	2011
Revenues:
Agribusiness	$57,749,000	$44,593,000
Rental operations	3,963,000	4,039,000
Real estate development	203,000	5,464,000
Total revenues	61,915,000	54,096,000
Costs and expenses:
Agribusiness	43,908,000	33,967,000
Rental operations	2,289,000	2,236,000
Real estate development	1,036,000	6,569,000
Impairments of real estate development assets	-	3,101,000
Selling, general and administrative	9,741,000	10,171,000
Total costs and expenses	56,974,000	56,044,000
Operating income (loss)	4,941,000	(1,948,000)
Other income (expense):
Interest expense	(692,000)	(1,338,000)
Interest income (expense) from derivative instruments	636,000	(19,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000
Interest income and other	336,000	523,000
Total other income	280,000	517,000
Net income (loss) before income taxes and equity in earnings of investments	5,221,000	(1,431,000)
Income tax (provision) benefit	(1,761,000)	668,000
Equity in earnings of investments	103,000	235,000
Net income (loss)	$3,563,000	$(528,000)

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2012 and 2011, net cash provided by operating activities was $4.5 million and $1.2 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the nine months ended July 31, 2012 was $3.0 million compared to $1.0 million for the nine months ended July 31, 2011. The increase of $2.0 million in the nine months ended July 31, 2012 compared to the same period in fiscal year 2011 was primarily attributable to an increase in operating income of $3.9 million partially offset by a decrease in other income of $1.0 million.

•	Depreciation and amortization remained consistent period to period at approximately $1.6 million primarily because the balance of depreciable assets did not change significantly.

•	During the nine months ended July 31, 2011, we sold the Rancho Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred during the same period of fiscal year 2012.

•	Non-cash impairments of real estate development assets resulting from continued weakness in the real estate market were $1.2 million for the nine months ended July 31, 2011. There were no impairments of real estate development assets during the same period in fiscal year 2012.

•	Loss on disposals/sales of fixed assets of $0.2 million in the nine months ended July 31, 2012 was primarily the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were $0.1 million of expenses incurred from orchard removals in the nine months ended July 31, 2011.

•	Non-cash stock compensation expense was $0.8 million in the nine month period ended July 31, 2012 compared to $0.6 million in the nine months ended July 31, 2011.

•	Non-cash interest income on derivative instruments was $0.5 million for the nine months July 31, 2012 and consisted of $0.9 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.4 million of amortization of the accumulated other comprehensive loss balance. The income of $0.4 million for the same period in fiscal year 2011 consisted of $0.8 million of mark to market adjustments to the underlying fair value net liability partially offset by $0.4 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $5.6 million in operating cash flows during the nine months ended July 31, 2012 compared to using $4.5 million in operating cash flows during the same period in fiscal year 2011. This increase was primarily the result of a $5.6 million increase in accounts receivable during the nine months ended July 31, 2012 compared to an increase of $3.8 million in accounts receivable during the same period in fiscal year 2011, which was due to higher agribusiness revenue in the nine months ended July 31, 2012 compared to the same period in fiscal year 2011.

•	Cultural costs used $0.7 million in operating cash flows during the nine months ended July 31, 2012 compared to providing $0.4 million in operating cash flows during the same period in fiscal year 2011, primarily due to the Sheldon Ranches Leases. We will not share in the related citrus crop revenue in our fiscal year ending October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 are capitalized until the citrus crops are harvested in fiscal year 2013. We have capitalized $0.9 million of cultural costs related to these leases in the nine months ended July 31, 2012.

•	Income taxes receivable provided $1.3 million in operating cash flows in the nine months ended July 31, 2012, consisting primarily of a $1.5 million income tax provision and a $0.4 million income tax refund. In comparison, income taxes receivable provided $1.2 million in operating cash flows for the same period in fiscal year 2011, consisting primarily of a $0.4 million income tax provision and a $0.8 million income tax refund.

•	Accounts payable and growers payable provided $3.4 million in operating cash flows in the nine months ended July 31, 2012 compared to providing $1.6 million of operating cash flows during the same period in fiscal year 2011. This increase was primarily due to an increase in accounts payable as a result of higher expenses and higher sales prices and volumes of the lemons we processed and sold for third-party growers during the nine months ended July 31, 2012 compared to the same period in fiscal year 2011.

•	Accrued liabilities provided $1.3 million in operating cash flows in the nine months ended July 31, 2012 compared to using $0.3 million of operating cash flows during the same period in fiscal year 2011. There were no accrued bonuses at October 31, 2011 for fiscal year 2011 compared to $0.4 million of accrued bonuses for fiscal year 2010 that were included in accrued liabilities at October 31, 2010 and paid in the nine months ended July 31, 2011. Additionally, we recorded $0.6 million of accrued liabilities for incentive compensation and $0.3 million of accrued liabilities related to the Sheldon Ranches Leases during the first nine months of fiscal year 2012.

•	Other long-term liabilities provided $0.2 million of operating cash flows in the nine months ended July 31, 2012 and represented $0.6 million of non-cash pension expense offset by $0.4 million of pension contributions for the period. The $0.4 million of operating cash flows provided during the nine months ended July 31, 2011 represents $0.6 million of non-cash pension expense partially offset by a pension contribution of $0.2 million for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2012, investing activities used $7.6 million of net cash compared to providing $30,000 of net cash during the same period in fiscal year 2011.

Net cash used in investing activities is primarily comprised of capital expenditures, acquisitions and the sale of assets. Capital expenditures and acquisitions were $7.2 million in the first nine months of fiscal year 2012, comprised of $0.8 million for the acquisition of an agriculture business, $3.1 million for property, plant and equipment and $3.3 million for real estate development projects. Capital expenditures and acquisitions were $11.3 million in the nine months ended July 31, 2011, comprised of $6.5 million for the acquisition of Rancho Refugio/Caldwell Ranch, $1.5 million for property, plant and equipment and $3.3 million for real estate development projects. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Rancho Refugio/Caldwell Ranch and $2.1 million of net proceeds from the sale of Donna Circle.

Cash Flows from Financing Activities

For the nine months ended July 31, 2012, financing activities provided net cash of $3.0 million compared to using $1.5 million of net cash during the same period in fiscal year 2011.

The $4.5 million increase in cash flows from financing activities for the nine months ended July 31, 2012 compared to the same period in fiscal year 2011 is primarily due to net borrowings of long-term debt in the amount of $4.4 million during the nine months ended July 31, 2012 compared to net borrowings of $0.1 million during the same period in fiscal year 2011. The increase in net borrowings during the nine months ended July 31, 2012 compared to the same period in fiscal year 2011 is primarily due to net cash generated in fiscal year 2011 by the purchase and sale of Rancho Refugio/ Caldwell Ranch in the amount of $2.8 million, net proceeds from the sale of Donna Circle in the amount of $2.1 million and $1.2 million for the acquisition of two agriculture properties combined with increased capital expenditures in fiscal year 2012 offset by improved fiscal year 2012 operating cash flows.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA (“Rabobank Credit Facility”). In addition, we have three term loans with Farm Credit West, FLCA (“Farm Credit West Term Loans”) and a non-revolving line of credit, (“Farm Credit West Line of Credit”) with Farm Credit West, PCA (together with Farm Credit West FLCA, “Farm Credit West”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 10 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Rabobank Credit Facility

As of July 31, 2012, our outstanding borrowings under the Rabobank Credit Facility were approximately $58.7 million and we had approximately $28.3 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.75% at July 31, 2012. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at January 31, 2012, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

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

Farm Credit West Loans

As of July 31, 2012, we had an aggregate of approximately $28.6 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of July 31, 2012, we had $5.9 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at July 31, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. As of July 31, 2012, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through May 2032. The interest rate resets monthly and was 3.25% at July 31, 2012.

•	Term Loan Maturing October 2035. As of July 31, 2012, our wholly-owned subsidiary, Windfall Investors, LLC, had $8.8 million outstanding under the Farm Credit West term loan that matures in October 2035. The interest rate on this term loan was fixed at 6.73% until November 2011. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is guaranteed by the Company and secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of July 31, 2012, we had $13.0 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The terms require the Company to remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project. The interest rate resets monthly and was 3.50% at July 31, 2012. This term loan is secured by certain of our agricultural properties and certain of our ownership shares in mutual water companies.

The Farm Credit West Term Loans and Farm Credit West Line of Credit contain various conditions, covenants and requirements with which we and Windfall Investors, LLC must comply. In addition, we and Windfall Investors, LLC are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At July 31, 2012, we had an interest rate swap agreement which locks in the interest rate on $42.0 million of our $87.3 million in debt at approximately 5.13% until June 2013. Of the remaining $45.3 million in debt, $36.5 million bears interest at variable rates, which were 3.25 % to 3.50% at July 31, 2012 and $8.8 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

The interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense). In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income (loss) and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at July 31, 2012. Additional information, regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements for the quarter ended July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table presents our contractual obligations at July 31, 2012 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	<1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$40,765,000	$246,000	$519,000	$-	$40,000,000
Variable rate debt (principal)	46,495,000	508,000	1,067,000	1,696,000	43,224,000
Operating lease obligations	11,009,000	2,018,000	2,907,000	2,721,000	3,363,000
Total contractual obligations	$98,269,000	$2,772,000	$4,493,000	$4,417,000	$86,587,000

Interest payments on fixed and variable rate debt	$23,408,000	$3,735,000	$7,405,000	$7,269,000	$4,999,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt and interest rate swaps can be found above and in Notes 10 and 11 to the unaudited consolidated financial statements for the quarter ended July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2011.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to operate our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a ten-year lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and in September 2018 we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and in November 2018 we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs and expenses, are scheduled to expire in fiscal year 2013, were $0.7 million and $0.6 million during the nine month periods ended July 31, 2012 and 2011, respectively, and have averaged approximately $0.9 million per year since the inception of the leases.

In January 2012, our Company entered into the Sheldon Ranches Leases. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. Each of the leases also contains profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by our Company in the future. In accordance with the terms of the lease agreements, we will not share in the citrus crop revenue in our fiscal year ending October 31, 2012. During the three and nine months ended July 31, 2012, we incurred $144,000 and $303,000, respectively, of net lease expense related to the Sheldon Ranches Leases.

We lease pollination equipment under a lease through fiscal year 2013 with annual payments of $0.1 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2011, 2010 and 2009. We paid preferred stock dividends of approximately $0.2 million during the nine months ended July 31, 2012.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our unaudited consolidated financial statements for the quarter ended July 31, 2012, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During the nine months ended July 31, 2012, we made contributions of $0.4 million to the Plan and we expect to contribute approximately $0.8 million to the Plan in fiscal year 2012.

Real Estate Development Activities and Related Capital Resources

As noted above under “-Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward. While we have been in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2012 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Recent Accounting Pronouncements.

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

Agribusiness revenue – Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agribusiness revenue recognition guidance related to transactions between patrons and agribusiness marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery has not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Our arrangements with our third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.  The revenues we recognize related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit.   We bear inventory risk until the product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance related to a “Vendor’s Income Statement Characterization of Consideration Given to a Customer.”  The identifiable benefit we receive from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our products.  In addition, we are not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in our consolidated statement of operations.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2012, we capitalized approximately $1.8 million of costs related to our real estate projects and expensed approximately $0.5 million of costs.

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

Defined benefit retirement plan – As discussed in Note 15 to our unaudited consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on January 17, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIMONEIRA COMPANY

September 10, 2012	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 10, 2012	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer
(Principal Financial and Accounting Officer)

