Form 10-Q/A
period 2012-07-31
Limoneira CO
filed 2012-10-05
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Limoneira Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 10, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed with the Form 10-Q.

**Pursuant to Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

October 5, 2012	By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

October 5, 2012	By:	/s/ Joseph D. Rumley
Joseph D. Rumley
Chief Financial Officer
(Principal Financial and Accounting Officer)