Form 10-K
period 2012-10-31
Limoneira CO
filed 2013-01-14
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $162.3 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2012 was 11,237,901.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which we intend to hold on March 26, 2013, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2012.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes and rains, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for agriculture property acquisitions and land development activities;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in this Annual Report.

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

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  Our business and operations are described below.  For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in this Annual Report beginning on page 57.  In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com. All of our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 8,246 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California, which plantings consist of approximately 2,060 acres of lemons, 1,169 acres of avocados, 1,654 acres of oranges and 773 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agricultural and development real estate.  As of the date of this Annual Report, we have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 200 completed units and another approximately 2,000 units in various stages of planning and entitlement.

Fiscal Year 2012 Highlights

In January 2012, we entered into six operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California (collectively, the “Sheldon Ranch”). Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. Each of the leases also contains profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future.

In April 2012, we purchased land for use as a citrus orchard for a purchase price of $433,000 cash. The acquisition was for approximately 60 acres of agricultural property located in close proximity to our existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land.

In July 2012, we purchased land for use as a citrus orchard for a purchase price of $803,000 cash. The acquisition was for approximately 65 acres of agricultural property located in close proximity to our existing orchards in Porterville, California. This acquisition was accounted for as a business combination and we obtained a third-party valuation for the land, land improvements, equipment and orchards acquired.

In August 2012, we purchased land for use as a citrus orchard for a purchase price of $1,363,000 cash. The acquisition was for approximately 230 acres of agricultural property adjacent to the Sheldon Ranch. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land.

In August 2012, we entered into an agreement with Associated Citrus Packers of Yuma, Arizona to pack and market lemons. Associated Citrus Packers has historically packed approximately 850,000 cartons of lemons grown on nearly 2,000 acres. The commercial citrus harvesting and packing season in Southwestern Arizona typically begins in late August and is completed during the spring of the following year. We packed and sold 157,000 cartons of lemons under this agreement in fiscal year 2012.

In September 2012, we increased our dividend rate by 20% from $0.03125 to $0.03750 per common share. For the year ended October 31, 2012, we declared dividends to our common shareholders totaling $0.13125 per share in the aggregate amount of $1,470,000. On November 27, 2012, we declared a $0.0375 per share dividend which was paid on December 17, 2012 in the aggregate amount of $420,000 to common shareholders of record on December 10, 2012.

Business Segments

We have three business segments: agribusiness, rental operations, and real estate development.  The agribusiness segment includes our farming and lemon packing and sales operations.  The rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The real estate development segment includes our real estate projects and development. Financial information and further discussion of these segments are contained in Note 23 to the accompanying consolidated financial statements of this Annual Report.

Agribusiness

Our agribusiness segment includes our farming and lemon packing and sales operations. The agribusiness segment represented approximately 93%, 88% and 87% of our fiscal year 2012, 2011 and 2010 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California, which consist of approximately 2,060 acres of lemons, 1,169 acres of avocados, 1,654 acres of oranges and 773 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  We are one of the largest lemon growers in the United States with approximately 2,060 acres of lemons planted throughout Ventura County, California and Tulare County in the San Joaquin Valley in Central California.  In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 80% of our lemons are grown in Ventura County and approximately 20% are grown in Tulare County in Central California’s San Joaquin Valley.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California grown lemons are available 12 months of the year, with peak production periods occurring from January through August.  Approximately 90% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 10% are of other varieties such as sweet Meyer lemons, proprietary seedless lemons and pink variegated lemons. The storage life of fresh lemons is limited and generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand primarily through Sunkist, an agricultural marketing cooperative.  Effective November 1, 2010, we terminated a license agreement with Sunkist (the “Sunkist License Agreement”), Which provided for the marketing and sale of our lemons by Sunkist, and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets.

Avocados.  We are one of the largest avocado growers in the United States with approximately 1,169 acres of avocados planted throughout Ventura County.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

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

We currently provide all of our avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW.  Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Our marketing relationship with Calavo dates back to 2003.  Calavo receives fruit from our orchards at its packinghouse located in Santa Paula, California.  Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo and sold and distributed under its own brands to its customers primarily in the United States and Canada.

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

Oranges.  While we are primarily known for our high quality lemons, we also grow oranges.  We have approximately 1,654 acres of oranges planted throughout Tulare County in the San Joaquin Valley in Central California.  In California, the growing area for oranges stretches from Imperial County to Yolo County.

For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late 20th century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety.  California grown Valencia oranges are available from March to October, with peak production periods occurring between June and September.  California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  Approximately 17% of our orange plantings are of the Valencia variety and approximately 83% are of the Navel variety.

Navel oranges comprise most of California’s orange crop, accounting for approximately 75% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop.  While California produces approximately 25% of the nation’s oranges, its crop accounts for approximately 80% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e. juices, oils and essences) varies by season, depending on the quality of the crop.

While Sunkist no longer markets and sells our lemons, it continues to market and sell a portion of our oranges under the Sunkist brand to food service wholesale and retail customers. As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges and orders are processed by third-party packinghouses for direct shipment to customers.  We typically partner with third-party packinghouses to process and ship our oranges.  We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 773 acres of specialty citrus and other crops planted such as Satsuma mandarin oranges, Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios, cherries, peaches, plums and olives.

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

We market our other specialty crops, such as pistachios, cherries, peaches, plums and olives independently. All of our pistachios are harvested and sold to an independent roaster, packager and marketer of nuts.  Our cherries, peaches, plums and olives are harvested and sold to third-party packers and shippers.

We have agricultural plantings on 15 properties located throughout Ventura and Tulare Counties in California.  The following is a description of each such property.

Limoneira/Olivelands Ranch.  The Limoneira/Olivelands Ranch is the original site of our Company and consists of approximately 1,744 contiguous acres located just west of Santa Paula, California.  Our headquarters, lemon packing operations and storage facilities are located on this property.  There are approximately 1,430 acres of agricultural plantings on this property, which consist of approximately 634 acres of lemons, 558 acres of avocados and approximately 238 acres leased to third-party agricultural tenants who grow a variety of row crops. We also lease to Calavo office space located on this property.

Orchard Farm Ranch.  The Orchard Farm Ranch consists of approximately 1,119 acres located just west of Santa Paula, California.  There are approximately 814 acres of agricultural plantings on this property, which consist of approximately 433 acres of lemons, 29 acres of avocados and approximately 352 acres leased to third party agricultural tenants who grow a variety of row crops.  The Orchard Farm Ranch is directly adjacent to the Limoneira/Olivelands Ranch, which together comprise 2,863 contiguous acres approximately eight miles from the Pacific Ocean.

Teague McKevett Ranch.  The Teague McKevett Ranch consists of approximately 523 acres located just east of Santa Paula, California.  There are approximately 415 acres of agricultural plantings on this property, which consist of approximately 213 acres of lemons, 182 acres of avocados and approximately 20 acres leased to third-party agricultural tenants who grow a variety of row crops.  As described below under the heading “Real Estate Development”, the Teague McKevett Ranch comprises all of East Area I.

La Cuesta Ranch.  The La Cuesta Ranch consists of approximately 222 acres located between Santa Paula, California and Ojai, California.  We have approximately 126 acres of agricultural plantings on this property, which consist of approximately 100 acres of lemons and 26 acres of avocados.

San Cayetano Ranch.  The San Cayetano Ranch consists of approximately 86 acres located between Santa Paula, California and Fillmore, California.  We have approximately 74 acres of agricultural plantings on this property, which consist of approximately 6 acres of lemons and 68 acres of avocados.

Sawyer Ranch.  The Sawyer Ranch consists of approximately 30 acres located between Santa Paula, California and Fillmore, California.  We lease this property and have approximately 30 acres of agricultural plantings consisting of approximately 12 acres of lemons and 18 acres of avocados.

La Campana Ranch.  The La Campana Ranch consists of approximately 324 acres located between Santa Paula, California and Fillmore, California.  We have approximately 289 acres of agricultural plantings on this property, which consists of approximately 107 acres of lemons and 182 acres of avocados.

Wilson Ranch.  The Wilson Ranch consists of approximately 52 acres located between Santa Paula, California and Fillmore, California. We have approximately 33 acres of avocado plantings on this property.

Limco Del Mar Ranch.  The Limco Del Mar Ranch consists of approximately 220 acres located on the east end of Ventura, California.  As described in “Real Estate Development” below, this property is owned by a limited partnership of which we are the general partner and own an interest of 23.4%, which is comprised of a 1.3% general partner interest and a 22.1% limited partner interest.  This property has approximately 211 acres of agricultural plantings consisting of 138 acres of lemons and 73 acres of avocados.  We manage the agricultural operations on this property.

Porterville Ranch.  The Porterville Ranch consists of approximately 669 acres located about 50 miles north of Bakersfield, California.  We have approximately 650 acres of agricultural plantings on this property, which consist of approximately 145 acres of lemons, 376 acres of Navel oranges, 27 acres of Valencia oranges, and 102 acres of specialty citrus and other crops. Our agriculture property acquisition of approximately 60 acres in April 2012 is in close proximity to Porterville Ranch and we plan to develop approximately 45 acres of lemons on this property.

Jencks Ranch.  The Jencks Ranch consists of approximately 101 acres located about 50 miles north of Bakersfield, California.  This property is adjacent to our Porterville Ranch.  We have approximately 60 acres of agricultural plantings on this property, which consist of approximately 53 acres of Navel oranges and 7 acres of Valencia oranges.

Ducor Ranch.  The Ducor Ranch consists of approximately 1,027 acres located about 50 miles north of Bakersfield, California.  We have approximately 974 acres of agricultural plantings on this property, which consist of approximately 97 acres of lemons, 431 acres of Navel oranges, 168 acres of Valencia oranges and 278 acres of specialty citrus and other crops.

Sheldon Ranch. The Sheldon Ranch consists of approximately 1,000 acres located in Lindsay, California. We lease this property and have approximately 1,000 acres of agricultural plantings consisting of approximately 115 acres of lemons, 560 acres of Navel oranges, 75 acres of Valencia oranges and 250 acres of specialty citrus and other crops.

Stage Coach Ranch. The Stage Coach Ranch was acquired in July 2012 and consists of approximately 65 acres of agricultural property located in close proximity to Porterville Ranch. We have approximately 59 acres of Navel orange plantings on this property.

Martinez Ranch. The Martinez Ranch was acquired in August 2012 and consists of approximately 230 acres of agricultural property located in close proximity to the Sheldon Ranch. We plan to develop approximately 135 acres of lemons on this ranch.

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

Rental Operations

Our rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations segment represented approximately 6%, 7% and 7% of our fiscal year 2012, 2011 and 2010 consolidated revenues, respectively.

Residential

We own and maintain approximately 200 residential housing units located in Ventura and Tulare Counties that we lease to employees, former employees and non-employees.  We expect to add approximately 70 new units in Santa Paula, California as a result of recently receiving approval from the Ventura County Planning Commission to build new residential housing units.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2012, we lease approximately 610 acres of our land to third party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of our tenant Agromin, a manufacturer of premium soil products and a green waste recycler located in Oxnard, California, we have created and implemented an organic recycling program.  Agromin provides green waste recycling for cities in Santa Barbara, Los Angeles and Ventura Counties. We worked with Agromin to develop an organic recycling facility on our land in Ventura County, to receive green materials (lawn clipping, leaves, bark, plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees Agromin collects from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development

Our real estate development segment includes our real estate development operations.  The real estate development segment represented approximately 1%, 5% and 6% of our consolidated revenues in fiscal years 2012, 2011 and 2010, respectively.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate.  Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 2,000 units in various stages of planning and development.  The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest-

East Area I - Santa Paula, California.  Santa Paula East Area I consists of 523 acres that we presently use as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources, or SOAR, ordinance that mandates a public vote of the City of Santa Paula for land use conversion.  We are currently in the process of obtaining final documentation to complete the entitlement and we have executed a 30-year pre-annexation and development agreement with the City of Santa Paula.  The development agreement with the City of Santa Paula related to East Area I was approved by ordinance No. 1191 on March 17, 2008 (which ordinance became effective by its terms on April 17, 2008) and contemplates a development project consisting of up to 1,500 residential units and an estimated 811,000 square feet of office, retail, light industrial and civic facilities, together with schools, park sites and open spaces.  In March 2011, the Ventura Local Agency Formation Commission (“LAFCo”) approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula. We are currently working on tract mapping and design activities.   We expect to develop this property with financial and development partners, outside consultants and our own internal resources. If current U.S. economic conditions remain stagnant, however, we are prepared to continue using this land for agricultural purposes until attractive development opportunities present themselves.

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

Windfall Farms - Creston, California.  Windfall Farms is an approximately 724 acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expired at the end of calendar year 2012 and presently 72 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites.

Santa Maria - Santa Barbara County, California.  In early fiscal 2007, we invested in four entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel is as follows:

•	Centennial Square has been approved for 72 condominiums on 5 acres, is close to medical facilities, shopping and transportation, and includes one acre zoned for commercial development.

•	The Terraces at Pacific Crest is an approximately eight-acre parcel approved for 112 attached-housing units.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately three-acres zoned for commercial use.

•	The East Ridge property is approved for 120 single family homes on approximately 40 acres. Approximately 3 acres are zoned for commercial use. In February 2010, we formed a limited liability corporation with a third-party for the purpose of developing this property.

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

Competitive Strengths

Agribusiness

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with many crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe is our significant competitive strengths with respect to our agribusiness segment:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 84% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	Our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations allow us to enter into marketing alignments with successful companies in their respective products.

•	We have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

•	We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula and provides a significant portion of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

•	We have made various other investments in water rights, mutual water companies and cooperative memberships. We own shares in the following mutual water companies: Thermal Belt Mutual Water Co., Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co. and the Middle Road Mutual Water Co. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer).

Rental Operations

With respect to our rental operations segment, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a profitable alternative to under-producing tree crop acreage.

•	Our organic recycling tenant provides us with a low cost, environmentally friendly solution to weed and erosion control.

Real Estate Development

With respect to our real estate development segment, we believe our competitive advantages are as follows:

•	Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Maria, which we believe have desirable climates for lifestyle families, retirees, and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our Santa Paula East Area I development and approximately 400 residential units in our Santa Maria properties.

•	Several of our agricultural and real estate investment properties are unique and carry longer term development potential. These include Limco Del Mar and Windfall Farms, both as discussed above in “Real Estate Development.”

•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property. Our Santa Maria properties have approximately 10 acres zoned for mixed use retail, commercial and light manufacturing.

Business Strategy

While each of our business segments has a separate business strategy, we are an agribusiness and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized we intend to seek to expand our agribusiness into new regions and markets and invest in cash producing residential, commercial and industrial rental assets.

The following describes the key elements of our business strategy for each of our agribusiness, rental operations and real estate development business segments.

Agribusiness

With respect to our agribusiness segment, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and lemons we acquire from California-based third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•	Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plant. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Explore the Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year-old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. We are considering the construction of a new packinghouse or extensive upgrades that may have the potential to lower our packing costs by reducing labor and handling inputs.

•	Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with other specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We intend to opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with, and ownership stake in, Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

Rental Operations

With respect to our rental operations segment, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. Consequently, we intend to secure additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

•	Opportunistically Lease Land to Third-Party Crop Farmers. We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns. When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek third-party row crop tenants.

.

•	Opportunistically Expand our Income-Producing Commercial and Industrial Rental Assets. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Real Estate Development

With respect to our real estate development segment, key elements of our strategy include:

•	Selectively and Responsibly Develop our Agricultural Land. We recognize that long-term strategies are required for successful real estate development activities. We thus intend to maintain our position as a responsible agricultural land owner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

•	Opportunistically Increase our Real Estate Holdings. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Customers

On November 1, 2010, we began marketing and selling our lemons directly to our food service wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately one hundred customers during fiscal year 2012, comprised of 79% to domestic customers and 21% to domestic exporters. Our specialty citrus and other crops are sold through Sunkist and other third-party packinghouses. We currently sell all of our avocados to Calavo.

Information about Geographic Areas

During fiscal year 2012, lemon sales were comprised of 79% domestic sales and 21% sales to domestic exporters. During fiscal year 2011, lemon sales were comprised of 86% domestic sales, 12% sales to domestic exporters and 2% in international sales. Customers from within the United States, which includes Sunkist and Calavo, comprised 100% of our revenue for fiscal year 2010. Also, all of our long-lived assets are located within the United States.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our second and third quarters.  Our lemons are generally grown and marketed throughout the year. Our avocados are sold generally throughout the year with the peak months being March through July.  Our Navel oranges are primarily sold January through April and our Valencia oranges are primarily sold June through September. Our specialty citrus is sold from November through June and our specialty crops, such as cherries, peaches and plums are sold from May through September and our pistachios and olives are sold in September and/or October.

Competition

The lemon, avocado, orange and specialty citrus and other crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Such fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. In another sense, we compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of tree fruits and nuts generate approximately $18 billion of tree fruits and nuts each year, about 10% of which is exported. For our specific crops, the size of the U.S. market is approximately $300 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

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

Intellectual Property

Prior to November 1, 2010, most of our lemons were marketed and sold under the Sunkist brand. Effective November 1, 2010, we terminated the Sunkist License Agreement for the sale and marketing of lemons and began marketing and selling lemons directly to its customers.  We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The Limoneira brands of lemons, including Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, are examples of such trademarks owned by us and registered with the United States Patent and Trademark Office. Under our direct lemon sales strategy, trademark rights in our brands is, and will continue to be, more important than in the past when our lemons were marketed and sold under the Sunkist brand.

Employees

At October 31, 2012, we had 226 employees, 61 of which were salaried and 165 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

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

Environmental and Regulatory Matters

Our agribusiness and real estate development operations are subject to a broad range of evolving federal, state and local environmental laws and regulations. For example, the growing, packing, storing and distributing of our products is extensively regulated by various federal and state agencies. The California State Department of Food and Agriculture oversees our packing and processing of lemons and conducts tests for fruit quality and packaging standards.  We are also subject to laws and regulations which govern the use of pesticides and other potentially hazardous substances and the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Advertising of our products is subject to regulation by the Federal Trade Commission and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

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

Risks Related to Our Agribusiness Segment

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions, including the effects of climate change, can impose significant costs and losses on our business.

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Citrus and avocado orchards are subject to damage from frost and freezes and this has happened periodically in the recent past. In some cases, the fruit is damaged or ruined while in the case of extended periods of cold, the trees can also be damaged or killed.

Fresh produce is also vulnerable to crop disease and to pests, e.g. the Mediterranean Fruit Fly and the Asian Citrus Psyillid (“ACP”), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

On December 31, 2010, the California Department of Food and Agriculture expanded its existing quarantine area and related restrictions to include all of Ventura County and a portion of Santa Barbara County due to the discovery of ACP infestation in Ventura County, near our orchards. ACP quarantines are now in place in Ventura, San Diego, Imperial, Orange, Los Angeles, San Bernardino, Riverside and a portion of Santa Barbara Counties in California. The quarantine prohibits the movement of nursery stock out of quarantine areas and requires that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. 86% of our lemon orchards are located in the quarantine area. ACP has also been detected in Tulare County, near our orchards. Tulare is not quarantined, but may become included in the quarantine area.

ACP is an aphid–like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglonbing (“HLB”), when it feeds on the plants’ leaves and trees. By itself, ACP causes only minor cosmetic damage to citrus trees. HLB, however, is considered to be one of the most devastating diseases of citrus in the world. Symptoms of HLB include yellow shoots, leaf mottle, small upright leaves and lopsided fruit with a bitter flavor. Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected. There is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading. Both ACP and HLB are federal action quarantine pests subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”). ACP and HLB exist in Florida, Louisiana, Georgia, South Carolina and Texas. HLB was detected in Los Angeles County in 2012. ACP has been detected but not HLB in Mississippi and Alabama. ACP and HLB also exist in Mexico and certain other countries.

To date, ACP has not been discovered in our orchards and HLB has not been detected in trapped ACP or trees in California, but there can be no assurance that HLB will not be detected in the future. The quarantine and treatment of ACP under current protocols is not expected to have a significant direct financial impact on us. There are a number of registered insecticides known to be effective against ACP. However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons. Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to us. Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our trees. Agribusiness costs could also increase significantly as a result of HLB. For example, a recent study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

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

Our strategy of marketing and selling our lemons directly to our food service, wholesale and retail customers may not continue to be successful.

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand to food service industry wholesale and retail customers in the United States, Canada, Asia and certain other markets primarily through Sunkist, an agricultural marketing cooperative through which we previously sold our lemons. Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. This represented a significant departure from our traditional method of selling our lemons through Sunkist, and there can be no assurance that such strategy will continue to be successful.

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

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as avocados, oranges and specialty citrus, must be sold more quickly, while other items, such as lemons, can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

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

Our earnings may be subject to seasonal variability.

Our earnings may be affected by seasonal factors, including:

•	the seasonality of our supplies and consumer demand;

•	the ability to process products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally January through April and our Valencia oranges are sold generally June through September. Our avocados are sold generally throughout the year with the peak months being March through July. Our specialty citrus is sold generally from November through June, our cherries, peaches and plums are sold from May through September and our pistachios and olives are sold in September and October.

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

The price of various commodities can significantly affect our costs. Our fuel costs have increased substantially in recent years, and there can be no assurance that there will not be further increases in the future. If the price of oil rises, the costs of our herbicides and pesticides can be significantly impacted.

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

The average rainfall in Ventura County is between 14 and 15 inches per year, with most of it occurring in fall and winter. These amounts are substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses and in some cases Governmental authorities have diverted water to other uses. As California has grown, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

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

Global capital and credit market issues affect our liquidity, increase our borrowing costs and may affect the operations of our suppliers and customers.

The global capital and credit markets have experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows and existing credit facilities will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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

Our strategy to expand international production and marketing may not be successful and may subject us to risks associated with doing business in corrupt environments.

While we intend to expand our lemon supply sources to international markets and explore opportunities to expand our international production and marketing of lemons, we may not be successful in implementing this strategy. Additionally, in many countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank N.A. (“Rabobank”) contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2012 and 2011, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility.

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

Our Rabobank Credit Facility and a portion of our three term loans (“Farm Credit West Term Loans”) and non-revolving line of credit (“Farm Credit West Line of Credit”) with Farm Credit West FLCA and Farm Credit West, PCA (collectively “Farm Credit West”) currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or Farm Credit West Line of Credit, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

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

The process of project development and the commitment of financial and other resources occur long before a real estate project comes to market. A real estate project could come to market at a time when the real estate market is depressed. It is also possible in a rural area like ours that no market for the project will develop as projected.

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

In March 2011, LAFCo approved conditions that will allow for the annexation and incorporation of East Area 1 into the City of Santa Paula. If LAFCo does not provide final approval for the annexation, or if unforeseen regulatory challenges occur, we may not be able to develop East Area I as planned and the approximately $47.4 million investment we have into the project could be impaired.

Third-party litigation could increase the time and cost of our real estate development efforts.

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

We are subject to environmental regulations and opposition from environmental groups that could cause delays and increase the costs of our real estate development efforts or preclude such development entirely.

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

As of October 31, 2012, directors and members of our executive management team beneficially owned or controlled approximately 11.7% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

We incur increased costs as a result of being a publicly traded company.

As a Company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses not historically incurred. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 6,200 acres of farm land in California with approximately 4,000 acres located in Ventura County and approximately 2,200 acres located in Tulare County, which is in the San Joaquin Valley.  We lease approximately 30 acres of land located in Ventura County and approximately 1,000 acres in Tulare County.  We also have an interest in a partnership that owns approximately 220 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 2,060 acres of lemons, approximately 1,169 acres of avocados, approximately 1,654 acres of oranges and approximately 773 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,744	$767,000	1907, 1913, 1920	$440
Orchard Farm Ranch	1,119	$3,240,000	1920	$2,895
La Campana Ranch	324	$758,000	1964	$2,340
Teague McKevett Ranch	460	$8,253,000	1994	$17,941
Rancho La Cuesta Ranch	222	$2,899,000	1994	$13,059
Porterville Ranch	669	$6,427,000	1997	$9,607
Ducor Ranch	890	$6,064,000	1997	$6,813
Wilson Ranch	52	$1,100,000	2001	$21,154
Jencks Ranch	101	$846,000	2007	$8,376
Stage Coach Ranch	65	$603,000	2012	$9,277
Martinez Ranch	230	$1,363,000	2012	$5,926
Other agribusiness land	283	$729,000	various	$2,576
	6,159	$33,049,000

The book value of our agribusiness land holdings of $33,049,000 differs from the land balance of $26,464,000 included in property plant and equipment, Note 6 of the consolidated financial statements in Item 8 of Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes rental operations land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future.

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

We own approximately 200 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and several commercial office buildings and properties that are leased to various tenants.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 2,000 residential units and approximately 811,000 square feet of commercial space.

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

We believe water is a natural resource that is critical to economic growth in the western United States and firm, reliable water rights are essential to our sustainable business practices.  Consequently, we have long been a private steward and advocate of prudent and efficient water management.  We have made substantial investments in securing water and water rights in quantities that are sufficient to support and, we believe will exceed, our long-term business objectives.  We strive to follow best management practices for the diversion, conveyance, distribution and use of water.  In the future, we intend to continue to provide leadership in the area of, and seek innovation opportunities that promote, increased water use efficiency and the development of new sources of supply for our neighboring communities.

Item 3. Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business.  Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, contemplated by governmental authorities.

Item 4. Mine Safety Disclosures

Not applicable.

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

 Market Price

The following table shows the high and low per share price quotations of our common stock for the two most recently completed fiscal years as reported on NASDAQ.

	High	Low
NASDAQ
2012
Fourth Quarter Ended October 31, 2012	$23.28	$16.34
Third Quarter Ended July 31, 2012	$18.83	$14.17
Second Quarter Ended April 30, 2012	$19.45	$15.56
First Quarter Ended January 31, 2012	$18.00	$15.24
2011
Fourth Quarter Ended October 31, 2011	$20.69	$14.00
Third Quarter Ended July 31, 2011	$23.60	$19.01
Second Quarter Ended April 30, 2011	$24.17	$19.37
First Quarter Ended January 31, 2011	$29.10	$19.86

Holders

On December 31, 2012, there were 300 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2012
Fourth Quarter Ended October 31, 2012	$0.0375
Third Quarter Ended July 31, 2012	$0.0313
Second Quarter Ended April 30, 2012	$0.0313
First Quarter Ended January 31, 2012	$0.0313
2011
Fourth Quarter Ended October 31, 2011	$0.0313
Third Quarter Ended July 31, 2011	$0.0313
Second Quarter Ended April 30, 2011	$0.0313
First Quarter Ended January 31, 2011	$0.0313

We expect to continue to pay quarterly dividends at a rate similar to the fourth quarter of 2012 to the extent permitted by the financial results of our business and other factors beyond management’s control.

Performance Graph

The line graph above compares the percentage change in cumulative total stockholder return of our common stock registered under section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with (i) the cumulative total return of the Russell 2000 Index, assuming reinvestment of dividends, and (ii) the cumulative total return of Dow Jones U.S. Food Producers Index, assuming reinvestment of dividends. The comparison is presented since April 13, 2010, which is the effective date of our Company’s registration under the Exchange Act.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report.

	Years Ended October 31,
	2012	2011	2010	2009	2008
Total revenues	$65,828,000	$52,495,000	$54,284,000	$34,838,000	$53,512,000
Net income (loss)	$3,150,000	$1,598,000	$323,000	$(2,877,000)	$3,495,000
Basic and diluted net income (loss) per common share(a)	$0.26	$0.12	$0.01	$(0.28)	$0.29
Total assets	$172,622,000	$159,028,000	$159,438,000	$141,868,000	$140,990,000
Current and long-term debt	$89,635,000	$82,871,000	$85,938,000	$69,716,000	$65,582,000
Convertible preferred stock	$3,000,000	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock(a)	$0.13	$0.13	$0.13	$0.06	$0.33

(a) All per share amounts have been adjusted for the ten-for-one stock split effected on March 24, 2010.

As described in Note 3 to the consolidated financial statements, on November 15, 2009, we were assigned the 85% interest in Windfall Investors, LLC (“Windfall Investors”) that we did not previously own. The transaction was accounted for as a business combination assuming net liabilities of $1,742,000, comprised of $17,699,000 in primarily real estate development assets and $19,441,000 of current liabilities and debt.

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

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 8,246 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare Counties in California, which plantings consist of approximately 2,060 acres of lemons, 1,169 acres of avocados, 1,654 acres of oranges and 773 acres of specialty citrus and other crops. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 200 completed units and another approximately 2,000 units in various stages of development.

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

Recent Developments

Effective November 1, 2011, we amended the interest rate on one of the term loans we have with Farm Credit West to a fixed rate of 3.65% for three years. The interest rate for this loan had been 6.73% until October 31, 2011 and would have converted to a variable rate on November 1, 2011. The balance of the term loan is approximately $8.7 million at October 31, 2012 and it requires monthly principal and interest installments until October 2035.

On November 14, 2011, we amended certain terms of our Rabobank Credit Facility. The maturity date was extended to June 30, 2018 from June 30, 2013, and the borrowing capacity was increased to $100.0 million from $80.0 million, subject to underlying collateral value. The interest rate for the amended line of credit will be the London Interbank Offer Rate (“LIBOR”) plus 1.80% beginning July 1, 2013 until the maturity date. Currently, the interest rate on the line of credit is LIBOR plus 1.50% and the principal balance is approximately $61.3 million at October 31, 2012.

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

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. Due to the timing of the growing and harvesting seasons and as a result that the farming costs associated with the leased property were incurred by the lessor prior to lease commencement, we did not share in the citrus crop revenue in fiscal year 2012. Accordingly, the Sheldon Ranch incurred an operating loss of approximately $735,000 on revenues and expenses of $535,000 and $1,270,000, respectively, in fiscal year 2012. The Sheldon Ranch operations are expected to be profitable in fiscal year 2013.

In April 2012, we purchased land for use as a citrus orchard for a purchase price of $433,000 in cash. The acquisition was for 60 acres of agricultural property located in close proximity to our existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on our consolidated balance sheets at October 31, 2012.

In July 2012, we purchased land for use as a citrus orchard for a purchase price of $803,000 in cash. The acquisition was for 65 acres of agricultural property located in close proximity to our existing orchards in Porterville, California. This acquisition was accounted for as a business combination and we obtained a third-party valuation for the land, land improvements, equipment and orchards acquired.

In August 2012, we purchased land for use as a citrus orchard for a purchase price of $1,363,000 in cash. The acquisition was for 230 acres of agricultural property adjacent to the Sheldon Ranch. This acquisition was be accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on our consolidated balance sheets at October 31, 2012.

In August 2012, we entered into an agreement with Associated Citrus Packers of Yuma, Arizona to pack and market lemons. Associated Citrus Packers has historically packed approximately 850,000 cartons of lemons grown on nearly 2,000 acres. The commercial citrus harvesting and packing season in Southwestern Arizona typically begins in late August and is completed during the spring of the following year. We packed and sold 157,000 cartons of lemons under this agreement in fiscal year 2012.

In September 2012, we increased our dividend rate by 20% from $0.03125 to $0.03750 per common share. For the year ended October 31, 2012, we declared dividends to our common shareholders totaling $0.13125 per share in the aggregate amount of $1,470,000. On November 27, 2012, we declared a $0.0375 per share dividend which was paid on December 17, 2012 in the aggregate amount of $420,000 to common shareholders of record on December 10, 2012.

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
	2012	2011	2010
Revenues:
Agribusiness	$61,553,000	$46,085,000	$47,034,000
Rental operations	4,023,000	3,948,000	3,976,000
Real estate development	252,000	2,462,000	3,274,000
Total revenues	65,828,000	52,495,000	54,284,000
Costs and expenses:
Agribusiness	47,300,000	35,180,000	31,136,000
Rental operations	2,418,000	2,230,000	2,173,000
Real estate development	1,037,000	3,551,000	4,416,000
Impairments of real estate development assets	-	1,196,000	2,422,000
Selling, general and administrative	10,517,000	9,328,000	11,014,000
Total costs and expenses	61,272,000	51,485,000	51,161,000
Operating income (loss):
Agribusiness	14,253,000	10,905,000	15,898,000
Rental operations	1,605,000	1,718,000	1,803,000
Real estate development	(785,000)	(2,285,000)	(3,564,000)
Selling, general and administrative	(10,517,000)	(9,328,000)	(11,014,000)
Operating income	4,556,000	1,010,000	3,123,000
Other income (expense):
Interest expense	(508,000)	(1,260,000)	(1,632,000)
Interest income (expense) related to derivative instruments	739,000	537,000	(1,987,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000	-
Interest income	104,000	104,000	113,000
Other income, net	64,000	482,000	289,000
Total other income (expense)	399,000	1,214,000	(3,217,000)
Income tax (provision) benefit	(1,978,000)	(707,000)	72,000
Equity in earnings of investments	173,000	81,000	345,000
Net income	$3,150,000	$1,598,000	$323,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Years Ended October 31,
	2012	2011	2010
Net income	$3,150,000	$1,598,000	$323,000
Total interest (income) expense, net	(335,000)	619,000	3,506,000
Income taxes	1,978,000	707,000	(72,000)
Depreciation and amortization	2,131,000	2,207,000	2,337,000
EBITDA	6,924,000	5,131,000	6,094,000
Impairments of real estate development assets	-	1,196,000	2,422,000
Adjusted EBITDA	$6,924,000	$6,327,000	$8,516,000

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

Total revenue for fiscal year 2012 was $65.8 million compared to $52.5 million for fiscal year 2011. The 25% increase of $13.3 million was primarily the result of increased agribusiness revenues partially offset by decreased real estate development revenue, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2012	2011	Change
Lemons	$44,162,000	$31,243,000	$12,919,000	41%
Avocados	9,546,000	7,539,000	2,007,000	27%
Navel and Valencia oranges	4,066,000	3,789,000	277,000	7%
Specialty citrus and other crops	3,779,000	3,514,000	265,000	8%
Agribusiness revenues	$61,553,000	$46,085,000	$15,468,000	34%

•	Lemons: The increase in fiscal year 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During fiscal years 2012 and 2011, fresh lemon sales were $39.4 million and $27.8 million, respectively, on 2.4 million and 1.8 million cartons of lemons sold at average per carton prices of $16.42 and $15.44, respectively. The higher average per carton price in fiscal year 2012 compared to fiscal year 2011 was primarily due to more favorable overall market conditions. Additionally, lemon by-products and other lemon sales were $4.8 million in fiscal year 2012 compared to $3.4 million in fiscal year 2011.

•	Avocados: The increase in fiscal year 2012 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2012 and 2011, 12.0 million and 4.3 million pounds of avocados were sold at average per pound prices of $0.79 and $1.60, respectively. Lower prices in fiscal year 2012 were due to an increased supply in the marketplace. Additionally, fiscal year 2012 revenue included a $0.1 million avocado crop insurance claim settlement compared to a $0.6 million avocado crop insurance claim settlement in fiscal year 2011.

•	Navel and Valencia oranges: The increase in fiscal year 2012 was primarily due to increased sales prices for oranges. During fiscal years 2012 and 2011, orange sales were $4.1 million and $3.8 million, respectively, on 423,000 and 414,000 field boxes of oranges sold at average per field box prices of $9.69 and $9.18, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2012 was primarily due to the Sheldon Ranch other crop revenues from peaches, plums and olives totaling $0.5 million in fiscal year 2012. There were no such revenues in fiscal year 2011. Partially offsetting these increases, we removed approximately 22 acres of cherries as part of our fiscal year 2012 orchard redevelopment plan, resulting in a $0.3 million decrease in other crop revenue. The 22 acres were replanted with lemons.

Rental operations revenue of $4.0 million in fiscal year 2012 was comparable to $3.9 million in fiscal year 2011.

Real estate development revenue was $0.3 million in fiscal year 2012 compared to $2.5 million in fiscal year 2011. Fiscal year 2011 revenue included the sale of a luxury home in Paradise Valley, Arizona (“Donna Circle”) at a sales price of $2.3 million. There were no real estate project sales in fiscal year 2012.

Costs and Expenses

Total costs and expenses for fiscal year 2012 were $61.3 million compared to $51.5 million for fiscal year 2011. This 19% increase of $9.8 million was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses of $12.1 million and $1.2 million, respectively, offset by decreases in real estate development expenses, including impairment charges, of $3.7 million. Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. The significant variances are discussed below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2012	2011	Change
Packing costs	$12,641,000	$10,412,000	$2,229,000	21%
Harvest costs	6,603,000	5,673,000	930,000	16%
Growing costs	11,895,000	10,525,000	1,370,000	13%
Third-party grower costs	14,672,000	7,035,000	7,637,000	109%
Depreciation	1,489,000	1,535,000	(46,000)	(3)%
Agribusiness costs and expenses	$47,300,000	$35,180,000	$12,120,000	34%

•	Packing costs: The increase in fiscal year 2012 primarily resulted from 0.6 million more cartons of fresh lemons packed and sold compared to fiscal year 2011.

•	Harvest costs: The increase in fiscal year 2012 primarily resulted from 7.7 million more pounds of avocados harvested compared to fiscal year 2011. Additionally, we incurred $0.2 million of harvest expenses related to peaches, plums and olives at the Sheldon Ranch.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2012 is primarily due to the addition of the Sheldon Ranch. During fiscal year 2012, we incurred net lease expenses of $0.5 million and $0.6 million of other growing costs related to the Sheldon Ranch. Additionally, in fiscal year 2012 we removed approximately 22 acres of cherries as part of our fiscal year 2012 orchard redevelopment plan, resulting in a charge of $0.2 million. The 22 acres were replanted with lemons.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in fiscal year 2012 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 2.4 million and 1.8 million cartons sold during fiscal years 2012 and 2011, respectively, 1.1 million (46%) and 0.6 million (33%) were procured from third-party growers at average per carton prices of $13.34 and $11.73, respectively.

Real estate development expenses consist of costs incurred for our various real estate projects, impairment charges and depreciation expense. Real estate development expenses for fiscal year 2012 were $1.0 million compared to $4.7 million for fiscal year 2011. This 78% decrease of $3.7 million was primarily attributable to the following:

•	In fiscal year 2011, we incurred $2.3 million costs of sales associated with the sale of Donna Circle. There were no sales of real estate projects in fiscal year 2012.

•	We incurred $1.2 million of impairment charges during fiscal year 2011 associated with our real estate projects. There were no impairment charges in fiscal year 2012.

Selling, general and administrative expenses for fiscal year 2012 were $10.5 million compared to $9.3 million for fiscal year 2011. This 13% increase of $1.2 million is primarily attributable to the following:

•	Employee incentive expenses for fiscal year 2012 were $1.0 million compared to zero for fiscal year 2011.

•	Fiscal year 2012 selling expenses were $1.1 million compared to $0.9 million in fiscal year 2011 primarily due to an increase of 0.6 million fresh lemon cartons sold in fiscal year 2012.

Other Income (Expense)

Other income (expense) for fiscal year 2012 was $0.4 million of income compared to $1.2 million of income for fiscal year 2011. The $0.8 million decrease in income is primarily the result of:

•	$1.4 million gain on the sale of Ranch Refugio/Caldwell Ranch in fiscal year 2011,

•	$0.8 million decrease in interest expense in fiscal year 2012 primarily as a result of a larger amount of capitalized interest,

•	$0.3 million of notes receivable written off in fiscal year 2012 and

•	$0.2 million increase in fair value adjustments on one of our interest rate swaps in fiscal year 2012.

Income Taxes

We recorded an income tax provision of $2.0 million for fiscal year 2012 on pre-tax income of $5.1 million compared to an income tax provision of $0.7 million for fiscal year 2011 on pre-tax income of $2.3 million.

Our effective tax rate is 38.6% for fiscal year 2012 compared to an effective rate of 31.1% for fiscal year 2011. The primary reasons for this change in our effective tax rate were decreases in other permanent items offset by increases in the allowable domestic production deduction in fiscal year 2012 over the fiscal year 2011 amounts.

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

Real estate development revenue was $2.5 million in fiscal year 2011 compared to $3.3 million in fiscal year 2010. The decrease in fiscal year 2011 was primarily due to Donna Circle’s $2.3 million sales price in fiscal year 2011 compared to the sale of a luxury home in Paradise Valley, Arizona (“Cactus Wren”) for a sales price of $3.0 million in fiscal year 2010.

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

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2011	2010	Change
Packing costs	$10,412,000	$7,596,000	$2,816,000	37%
Harvest costs	5,673,000	6,514,000	(841,000)	(13)%
Growing costs	10,525,000	10,199,000	326,000	3%
Third-party grower costs	7,035,000	5,194,000	1,841,000	35%
Depreciation	1,535,000	1,633,000	(98,000)	(6)%
Agribusiness costs and expenses	$35,180,000	$31,136,000	$4,044,000	13%

•	Packing costs: The increase in fiscal year 2011 primarily resulted from 0.4 million more cartons of fresh lemons packed and sold compared to fiscal year 2010.

•	Harvest costs: The decrease in fiscal year 2011 primarily resulted from 13.4 million less pounds of avocados harvested compared to fiscal year 2010.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in fiscal year 2011 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 1.8 million and 1.4 million cartons sold during fiscal years 2011 and 2010, respectively, 0.6 million (33%) and 0.4 million (29%) were procured from third-party growers at average per carton prices of $11.73 and $12.99, respectively.

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

Selling, general and administrative expenses for fiscal year 2011 were $9.3 million compared to $11.0 million for fiscal year 2010. This 15% decrease of $1.7 million is primarily attributable to the following:

•	In fiscal year 2010, we incurred legal and accounting expenses of $1.4 million associated with the filing of our Form 10 and other costs associated with the filing of quarterly reports on Form 10-Q and current reports on Form 8-K, as well as our compliance with other obligations of the Exchange Act and the listing of our common stock on NASDAQ. By comparison, such SEC compliance and related costs were $0.8 million in fiscal year 2011.

•	In fiscal year 2010, we incurred a $1.3 million charge associated with the forgiveness of notes receivable from three of our senior executive officers. These notes were issued to the officers to allow them to pay the payroll taxes associated with compensation for shares issued to them under our stock grant performance bonus plan. During the first quarter of fiscal 2010, the outstanding balances of these loans were repaid by the officers by exchanging 6,756 of the shares issued to them valued at $150.98 per shares, which was the current market value on the date they were exchanged (and was prior to our 10-for-1 stock split) and loan forgiveness by us totaling $0.7 million. The loan forgiveness resulted in additional compensation to the officers and we paid, on their behalf, $0.6 million in payroll taxes associated with this compensation. There were no such charges in fiscal year 2011.

•	Fiscal year 2011 stock based compensation expense of $0.8 million included second-year vesting associated with a stock grant to management for fiscal year 2010 performance. By comparison, fiscal year 2010 expense of $1.2 million included first-year vesting associated with a stock grant to management for fiscal year 2010 performance plus third-year vesting associated with a stock grant to management for fiscal year 2008 performance. Additionally, in fiscal year 2011, we did not incur any expense for bonus compensation, whereas in fiscal year 2010 we incurred $0.4 million of expense.

•	The decreases noted above were partially offset by a $0.6 million increase in selling expense, which was $0.9 million in fiscal year 2011 compared to $0.3 million in fiscal year 2010, due to our decision to market and sell lemons directly to our customers beginning in fiscal year 2011. In years prior to fiscal 2011, when we operated under the Sunkist License Agreement, Sunkist provided certain sales and marketing service for which it charged a fee that was included in packing costs, which resulted in an expense of $0.8 million in fiscal year 2010.

•	Additionally, the decreases noted above were partially offset by $0.3 million of additional labor and benefits due to an increase in salaries and personnel associated with being a publicly traded company and $0.1 million of net increases in other selling, general and administrative costs.

Other Income (Expense)

Other income (expense) for fiscal year 2011 was $1.2 million of income compared to $3.2 million of expense for fiscal year 2010. The $4.4 million increase in income is primarily the result of:

•	$1.4 million gain on the sale of Ranch Refugio/Caldwell Ranch in fiscal year 2011,

•	$0.4 million decrease in interest expense as a result of a larger amount of capitalized interest and lower average debt levels in fiscal year 2011 and

•	$2.5 million of fair value adjustments on our interest rate swap in fiscal year 2011.

Income Taxes

We recorded an income tax provision of $0.7 million for fiscal year 2011 on pre-tax income of $2.3 million compared to an income tax benefit of $72,000 for fiscal year 2010 on pre-tax income of $0.3 million.

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

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows each segment’s results of operations for:

	Years Ended October, 31
	2012		2011		2010
Revenues:
Agribusiness	$61,553,000	93%	$46,085,000	88%	$47,034,000	87%
Rental operations	4,023,000	6%	3,948,000	7%	3,976,000	7%
Real estate development	252,000	1%	2,462,000	5%	3,274,000	6%
Total revenues	65,828,000	100%	52,495,000	100%	54,284,000	100%
Costs and expenses:
Agribusiness	47,300,000	77%	35,180,000	68%	31,136,000	61%
Rental operations	2,418,000	4%	2,230,000	5%	2,173,000	4%
Real estate development	1,037,000	2%	4,747,000	9%	6,838,000	13%
Corporate and other	10,517,000	17%	9,328,000	18%	11,014,000	22%
Total costs and expenses	61,272,000	100%	51,485,000	100%	51,161,000	100%
Operating income (loss):
Agribusiness	14,253,000		10,905,000		15,898,000
Rental operations	1,605,000		1,718,000		1,803,000
Real estate development	(785,000)		(2,285,000)		(3,564,000)
Corporate and other	(10,517,000)		(9,328,000)		(11,014,000)
Total operating income	$4,556,000		$1,010,000		$3,123,000

Fiscal Year 2012 Compared to Fiscal Year 2011

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For fiscal year 2012 our agribusiness segment revenue was $61.6 million compared to $46.1 million for fiscal year 2011. The 34% increase of $15.5 million primarily reflected higher lemon and avocado revenues for fiscal year 2012 compared to fiscal year 2011. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2012 was $12.9 million higher than fiscal year 2011.

•	Avocado revenue for fiscal year 2012 was $2.0 million higher than fiscal year 2011.

•	Navel and Valencia orange revenue in fiscal year 2012 was $0.3 million higher than in fiscal year 2011.

•	Specialty citrus and other crop revenue for fiscal year 2012 was $0.3 million higher than fiscal year 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers, and depreciation expense. For fiscal year 2012, our agribusiness costs and expenses were $47.3 million compared to $35.2 million for fiscal year 2011. The 34% increase of $12.1 million primarily consists of the following:

•	Packing costs for fiscal year 2012 were $2.2 million higher than fiscal year 2011.

•	Harvest costs for fiscal year 2012 were $0.9 million higher than fiscal year 2011.

•	Growing costs for fiscal year 2012 were $1.4 million higher than fiscal year 2011.

•	Third-party grower costs for fiscal year 2012 were $7.6 million higher than fiscal year 2011.

•	Depreciation expense was similar year to year.

Rental Operations

Our rental operations revenue for fiscal year 2012 was $4.0 million compared to $3.9 million in fiscal year 2011 resulting in an increase of $0.1 million. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Expenses in our rental operations segment for fiscal year 2012 were $0.2 million higher than fiscal year 2011 due to increased repairs and maintenance costs for our residential rental facilities. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment revenue for fiscal year 2012 was $2.2 million lower than fiscal year 2011.

Costs and expenses in our real estate development segment for fiscal year 2012 were $3.7 million lower than fiscal year 2011.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2012 were $1.2 million higher than fiscal year 2011. Depreciation expense was similar year to year.

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

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2012. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the second and third quarters.

(in thousands, except per common share amounts)	Three Months Ended 2012
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$14,795	$24,700	$16,096	$10,237
Costs and expenses	14,337	16,994	14,964	14,977
Operating income (loss)	458	7,706	1,132	(4,740)
Other income (loss), net	(26)	56	15	354
Income (loss) before (provision) benefit for income taxes and equity earnings (loss) of investments	432	7,762	1,147	(4,386)
Income tax (provision) benefit	(477)	(2,696)	(385)	1,580
Equity earnings (loss) of investments	186	15	(25)	(3)
Net income (loss)	$141	$5,081	$737	$(2,809)

Net income (loss) per common share:
Basic	$0.01	$0.45	$0.06	$(0.26)
Diluted	$0.01	$0.45	$0.06	$(0.26)
Number of shares used in per common share computations:
Basic	11,203	11,198	11,201	11,205
Diluted	11,203	11,198	11,201	11,205

(in thousands, except per common share amounts)	Three Months Ended 2011
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
Revenues	$10,882	$23,202	$12,510	$5,901
Costs and expenses	10,039	15,953	14,055	11,438
Operating income (loss)	843	7,249	(1,545)	(5,537)
Other income (loss), net	(145)	(244)	1,114	489
Income (loss) before (provision) benefit for income taxes and equity earnings (loss) of investments	698	7,005	(431)	(5,048)
Income tax (provision) benefit	(260)	(2,356)	197	1,712
Equity earnings (loss) of investments	116	(14)	(30)	9
Net income (loss)	$554	$4,635	$(264)	$(3,327)

Net income (loss) per common share:
Basic	$0.04	$0.41	$(0.03)	$(0.30)
Diluted	$0.04	$0.41	$(0.03)	$(0.30)
Number of shares used in per common share computations:
Basic	11,205	11,203	11,217	11,199
Diluted	11,205	11,203	11,217	11,199

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2012, 2011 and 2010, net cash provided by operating activities was $6.3 million, $6.0 million and $7.1 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $3.2 million, $1.6 million and $0.3 million for fiscal years 2012, 2011 and 2010, respectively. The increase of $1.6 million in fiscal year 2012 compared to fiscal year 2011 was primarily attributable to an increase in operating income of $3.6 million, a decrease in other income of $0.8 million and an increase in income tax provision of $1.3 million. The increase of $1.3 million in fiscal year 2011 as compared to fiscal year 2010 was primarily attributable to an increase in other income of $4.4 million, a decrease in operating income of $2.1 million and an increase in income tax provision of $0.8 million.

•	Depreciation and amortization was $2.1 million, $2.2 million and $2.3 million for fiscal years 2012, 2011 and 2010, respectively. Depreciation and amortization for each of fiscal years 2012, 2011 and 2010 remained stable primarily because the balance of depreciable assets did not change significantly.

•	In fiscal year 2011, we sold the Rancho Refugio/Caldwell Ranch which resulted in a gain of $1.4 million. No such transaction occurred in fiscal years 2012 or 2010.

•	Non-cash impairments of real estate development assets were zero, $1.2 million and $2.4 million for fiscal years 2012, 2011 and 2010, respectively.

•	Non-cash stock compensation expense was $0.9 million, $0.8 million and $1.2 million for fiscal years 2012, 2011 and 2010, respectively, which is primarily comprised of vesting of 2008 and 2010 grants to management under our stock grant performance bonus program and the directors stock incentive compensation. The decrease in fiscal year 2011 stock compensation expense of $0.4 million compared to fiscal year 2010 is primarily related to the fiscal 2010 incentive stock grant for management.

•	Expense related to officers’ notes receivable forgiveness of $0.7 million is a non-cash charge that occurred in fiscal 2010 in connection with loans issued to three of our senior executive officers to allow them to pay the payroll taxes associated with the compensation shares issued to them under our stock grant performance bonus plan. There was no such charge in fiscal years 2012 or 2011.

•	Non-cash interest income (expense) on derivative instruments was $0.7 million of income for fiscal year 2012, $0.5 million of income for fiscal year 2011 and $2.0 million of expense for fiscal year 2010. The income (expense) is due to a change in accounting for our interest rate swap agreements. In fiscal year 2009, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income. In April 2010, we extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement. This transaction disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•	Accounts and notes receivable used $1.7 million of operating cash flows in fiscal year 2012 compared to providing $0.2 million of operating cash flows in fiscal year 2011. This decrease was primarily the result of a $1.8 million increase in accounts and notes receivable during fiscal year 2012 compared to a $0.8 million decrease in accounts and notes receivable in fiscal year 2011. This difference was primarily the result of higher agribusiness revenues in the fourth quarter of fiscal year 2012 compared to fiscal year 2011. Accounts and notes receivable provided $0.2 million of operating cash flows in fiscal year 2011 compared to providing $0.9 million of operating cash flows in fiscal year 2010. This decrease was primarily the result of a $0.8 million decrease in accounts and notes receivable in fiscal year 2011 compared to a $1.7 million decrease in accounts and notes receivable in fiscal year 2010. This difference was primarily the result of lower agribusiness revenues in the fourth quarter of fiscal year 2011 compared to fiscal year 2010.

•	Cultural costs used $1.3 million of operating cash flows in fiscal year 2012 compared to providing $0.1 million of operating cash flows in fiscal year 2011, primarily due to the Sheldon Ranch. We did not share in the citrus crop revenue in our fiscal year ended October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 are capitalized until the citrus crops are harvested in fiscal year 2013. We capitalized $1.0 million of cultural costs related to the Sheldon Ranch in fiscal year 2012.

•	Income taxes receivable balance at October 31, 2012 was $0.7 million compared to $1.3 million at October 31, 2011, resulting in a corresponding increase in operating cash flows of $0.6 million for fiscal year 2012. The income taxes receivable balance of $1.2 million at October 31, 2010 resulted in a corresponding decrease in operating cash flows of $0.1 million for fiscal year 2011. The receivable balances at October 31, 2012 and 2011 represent the estimated refunds due to us from the estimated tax payments made during fiscal years 2012 and 2011.

•	Accounts payable and growers payable provided $1.8 million of cash from operating activities in fiscal year 2012 compared to providing $0.3 million of cash from operating activities in fiscal year 2011. The increase was primarily the result of a $2.1 million increase in accounts payable and growers payable in fiscal year 2012 compared to a $0.8 million increase in accounts payable and growers payable in fiscal year 2011. This difference is primarily due to higher agribusiness expenses in fiscal year 2012 compared to fiscal year 2011, resulting in a corresponding higher level of payables at fiscal year-end 2012. Accounts payable and growers payable provided $0.3 million of cash from operating activities in fiscal year 2011 compared to providing zero cash from operating activities in fiscal year 2010. The increase was primarily the result of a $0.8 million increase in accounts payable and growers payable in fiscal year 2011 compared to a $0.2 million increase in accounts payable and growers payable in fiscal year 2010. This difference is primarily due to higher agribusiness expenses in fiscal year 2011 compared to fiscal year 2010, resulting in a corresponding higher level of payables at fiscal year-end 2011.

•	Accrued liabilities provided (used) operating cash flows of $1.3 million, ($0.6) million and $0.1 million for fiscal years 2012, 2011 and 2010, respectively. The $1.4 million increase in cash from operating activities in fiscal year 2012 is primarily the result of accrued bonuses of $1.0 million and Sheldon Ranch accrued lease expenses of $0.5 million at October 31, 2012. There were no such accruals at October 31, 2011. The $0.6 million use of cash from operating activities in fiscal year 2011 is primarily the result of accrued bonuses of $0.4 million at October 31, 2010 that were paid in fiscal year 2011. The $0.1 million increase in cash from operating activities in fiscal year 2010 primarily consists of ($0.2) million related to real estate development costs offset by changes in various accrual balances.

•	Other long-term liabilities used operating cash flows of $0.5 million in fiscal year 2012 and represented $1.3 million of pension contributions offset by non-cash pension expense of $0.8 million. The $0.6 million of operating cash flows provided in fiscal year 2011 represented $0.9 million of non-cash pension expense offset by $0.3 million of pension contributions. The $0.3 million of operating cash flows provided in fiscal year 2010 represented $0.6 million of non-cash pension expense offset by a $0.3 million pension contribution.

Cash Flows from Investing Activities

For the years ended October 31, 2012, 2011, and 2010, net cash used in investing activities was $11.3 million, $1.5 million and $2.6 million, respectively.

Net cash used in investing activities is primarily comprised of capital expenditures and sales of assets. Capital expenditures were $11.1 million for fiscal year 2012, comprised of $3.9 million for property, plant and equipment, $4.6 million for real estate development projects, $1.8 million for agriculture property acquisitions and $0.8 million for a business acquisition. Capital expenditures were $12.9 million for fiscal year 2011, comprised of $1.9 million for property, plant and equipment, $4.5 million for real estate development projects and $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Ranch Refugio/Caldwell Ranch and $2.1 million of net proceeds from the sale of Donna Circle. Capital expenditures were $5.5 million for fiscal year 2010, comprised of $1.8 million for property, plant and equipment and $3.7 million for real estate development projects. These capital expenditures were partially offset by $2.8 million of net proceeds from the sale of Cactus Wren.

Cash Flows from Financing Activities

For the years ended October 31, 2012, 2011 and 2010, net cash provided by (used in) financial activities was $4.9 million, ($4.8) million, and ($4.8) million, respectively.

The $9.7 million increase in net cash flows from financing activities for fiscal year 2012 compared to fiscal year 2011 is primarily due to net borrowings on long-term debt in the amount of $6.8 million in fiscal year 2012 and $3.1 million net repayments in fiscal year 2011, which is largely the result of a $9.8 million decrease in cash flows from investing activities in fiscal year 2012. In addition, we paid common and preferred stock dividends of $1.7 million in fiscal years 2012 and 2011.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2013. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2012, our outstanding borrowings under the Rabobank Credit Facility were $61.3 million and we had $25.7 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.50%. The interest rate resets on the first of each month and was 1.71% at October 31, 2012. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at October 31, 2012, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80%, and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. At October 31, 2012, the interest rate was fixed at 5.13 % utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility. In November 2011, we entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability of $2.8 million is included in other long-term liabilities and related accumulated other comprehensive loss at October 31, 2012. Additional information regarding the interest rate swaps can be found in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We also are subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2012.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2012, we had an aggregate of $28.3 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of October 31, 2012, we had $5.7 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at October 31, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. As of October 31, 2012, we had $0.9 million outstanding under the Farm Credit West term loan that matures in May 2032. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032. The interest rate resets monthly and was 3.25% at October 31, 2012. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of October 31, 2012, our wholly-owned subsidiary, Windfall Investors, had $8.7 million outstanding under the Farm Credit West term loan that matures in October 2035. We guaranteed payment of all indebtedness under this term loan and, in connection with our acquisition of Windfall Investors in November 2009, began to include the results of operations and all of the assets and liabilities of Windfall Investors (including the liabilities under this term loan) in our consolidated financial statements. The interest rate on this term loan was fixed at 6.73% until November 2011. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Farm Credit West Line of Credit Maturing May 2018. On May 1, 2012, we entered into a new non-revolving line of credit facility with Farm Credit West (the “New Loan Agreement”), replacing the existing non-revolving line of credit. The terms of the New Loan Agreement are substantially similar to the existing line of credit including a commitment of $13,000,000 and monthly interest only payments at a variable rate, which was 3.50% as of October 31, 2012. The New Loan Agreement extends the maturity date from May 2013 until May 2018, removes Windfall Farms, LLC as a borrower under the agreement and requires us to remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project. As of October 31, 2012, we had $13.0 million outstanding under the Farm Credit West Line of Credit that matures May 2018.

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

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At October 31, 2012, we had an interest rate swap agreement which locks in the interest rate on $42.0 million of $89.6 million in debt at approximately 5.13% until June 2013. Of the remaining $47.6 million in debt, $38.9 million bears interest at a variable rate, which was 3.50% or less at October 31, 2012 and $8.7 million bears interest at a fixed rate of 3.65% which becomes variable in November 2014. Our interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest expense.

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

Real Estate Development Activities and Related Capital Resources

As noted under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward. While we are frequently in discussions with potential external sources of capital in respect to all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

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

The USDA reports that per capita fresh lemon consumption was 3.5 pounds in 2011 and since 2000 has averaged 3.0 pounds per capita versus 2.7 pounds in the 1990s. The USDA forecasts the 2013 U.S. lemon crop at 888,000 tons, an increase of 4% compared to 2012 and lemon prices are expected to decline due to the increase in domestic supplies. California is expected to produce 820,000 tons (93%) of the U.S. lemon crop in 2013, with approximately 64% of the crop historically going to the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 2.3 pounds per capita in 2000 to 4.1 pounds per capita in 2011. Initial USDA estimates place consumption at a record 4.6 pounds per capita in 2012. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2010 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. Despite a larger than average crop in 2012, initial indications from industry sources suggest California avocado production will be another big one in 2013. Indications also point to a bumper harvest in Mexico in 2013, with projected increased exports to the United States. Barring any weather abnormalities, ample supplies in California and Mexico will likely enable retailers to aggressively promote avocados in 2013, likely putting downward pressure on avocado prices.

The USDA forecast has California’s 2013 all-orange crop up less than 1% from last season’s 2.36 million tons. The 2% increase in Navel production will just offset the nearly 4% decline in Valencia production, to total 2.38 million tons. The slight increase in California orange production should keep prices stable.

Real Estate Development

According to most accounts, the residential real estate market continues to be weak following the well known economic downturn in recent years.  Persistent high unemployment is expected to keep home sales at historically low levels in terms of volume and price.  We have incurred impairment charges on certain of our real estate development projects over the last three years and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, in particular East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2012 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$41,335,000	$248,000	$524,000	$563,000	$40,000,000
Variable rate debt (principal)	48,300,000	512,000	1,076,000	1,148,000	45,564,000
Operating lease obligations	10,588,000	1,989,000	2,852,000	2,727,000	3,020,000
Total contractual obligations	$100,223,000	$2,749,000	$4,452,000	$4,438,000	$88,584,000
Interest payments on fixed and variable rate debt	$22,142,000	$3,567,000	$7,074,000	$6,947,000	$4,554,000

We believe that the cash flows from our agribusiness and rental operations segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2013. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2012.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2012, 2011 and 2010.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. There were funding contributions of $1,275,000 and $335,000 for fiscal years 2012 and 2011, respectively and we expect to contribute approximately $375,000 to the Plan in fiscal year 2013.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs and expenses, are scheduled to expire in fiscal year 2013, were $1.0 million, $0.9 million and $1.0 million in fiscal years 2012, 2011, and 2010, respectively, and have averaged approximately $1.0 million per year since the inception of the leases. We lease pollination equipment under a lease through 2013 with annual payments of $0.1 million. We also lease machinery and equipment for our packing operations under leases with annual lease commitments that are individually immaterial.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. Due to the timing of the growing and harvesting seasons and as a result that the farming costs associated with the leased property were incurred by the lessor prior to lease commencement, we did not share in the citrus crop revenue in fiscal year 2012. We incurred $456,000 of net lease expense in fiscal year 2012.

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

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable – We grant credit in the course of our operations to cooperatives, companies and lessees of our facilities. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We provide allowances on our receivables as required based on accounts receivable aging and other factors.

Cultural Costs - Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Lemons, oranges, specialty citrus and other crops such as pistachio nuts, cherries and olives are grown in our San Joaquin Valley orchards.  These crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to six months.  During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period.  During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.

We primarily grow lemons and avocados in our Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a more year round basis.  Accordingly, we do not capitalize cultural costs associated with our Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

Most cultural costs, including amortization of capitalized cultural costs, and harvest costs are associated with and charged to specific crops. Certain other costs, such as property taxes, indirect labor including farm supervision and management and irrigation that benefit multiple crops are allocated to crops on a per acre basis.

Long-lived Assets – We evaluate long-lived assets, including our definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

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

Derivative Instruments – We use derivative financial instruments to manage our exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Retirement Benefits – We have a defined benefit pension plan that, effective June 2004, was frozen to new participants and no additional benefits accrue to participants subsequent to that date. The accounting and reporting for the plan requires assumptions and estimates regarding fair value and estimated return of plan assets and estimated benefit obligations.

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

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packing house. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. Specifically, we deliver all of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to our oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds related to avocados of $64,000, $551,000 and zero in fiscal years 2012, 2011 and 2010, respectively.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2012, we capitalized approximately $5.1 million of costs related to our real estate projects and expensed approximately $1.0 million of costs. For fiscal year 2011, we capitalized approximately $5.2 million of costs related to real estate development and expensed approximately $3.6 million.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn, in recent years we recorded impairment charges of zero, $1.2 million and $2.4 million in fiscal 2012, 2011 and 2010, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

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

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board - Accounting Standards Update (“FASB ASU”) 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Our adoption of these provisions in the third quarter of fiscal year 2012 did not have a material effect on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Credit Facility is a LIBOR-based rate plus a spread. Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2012, our total debt outstanding under the Farm Credit West Term Loans was approximately $5.7 million, $0.9 million and $8.7 million for each of the three term loans, respectively. At October 31, 2012, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Line of Credit was $61.3 million and $13.0 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $42.0 million and $40.0 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Pay fixed rate, receive floating-rate interest rate swap, maturing 2013	$42,000,000	$42,000,000	$1,072,000	$2,352,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$-	$2,768,000	$-

As of October 31, 2012, the fixed interest rate on our $42.0 million swap was 5.13%. Based on our level of borrowings at October 31, 2012, after taking into consideration the effects of our interest rate swaps (derivatives), a 1% increase in interest rates would increase our interest expense $0.4 million for fiscal year 2013 and an annual average of $0.5 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.2 million for fiscal year 2013 and an annual average of $0.3 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data

Limoneira Company

Management’s Report on Internal Control over Financial Reporting

Management of Limoneira Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2012. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards

President and Chief Executive Officer

Joseph D. Rumley

Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2012 of Limoneira Company and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 14, 2013

Limoneira Company

Consolidated Balance Sheets

	October 31,
	2012	2011
Assets
Current assets:
Cash	$11,000	$21,000
Accounts receivable, net	4,252,000	2,410,000
Notes receivable - related parties	42,000	36,000
Notes receivable	-	350,000
Cultural costs	2,254,000	926,000
Prepaid expenses and other current assets	2,116,000	1,385,000
Income taxes receivable	712,000	1,324,000
Total current assets	9,387,000	6,452,000

Property, plant and equipment, net	53,380,000	49,187,000
Real estate development	77,772,000	72,623,000
Equity in investments	8,947,000	8,896,000
Investment in Calavo Growers, Inc.	15,701,000	15,009,000
Notes receivable - related parties	16,000	56,000
Notes receivable	2,296,000	2,123,000
Other assets	5,123,000	4,682,000
Total Assets	$172,622,000	$159,028,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,670,000	$2,650,000
Growers payable	2,085,000	1,004,000
Accrued liabilities	4,017,000	2,399,000
Fair value of derivative instrument	1,072,000	-
Current portion of long-term debt	760,000	736,000
Total current liabilities	11,604,000	6,789,000
Long-term liabilities:
Long-term debt, less current portion	88,875,000	82,135,000
Deferred income taxes	10,488,000	10,160,000
Other long-term liabilities	8,953,000	7,892,000
Total long-term liabilities	108,316,000	100,187,000
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at October 31, 2012 and 2011) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: -0- issued or outstanding at October 31, 2012 and 2011)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 11,203,180 and 11,205,241 shares issued and outstanding at October 31, 2012 and 2011, respectively)	112,000	112,000
Additional paid-in capital	35,714,000	34,863,000
Retained earnings	16,398,000	14,980,000
Accumulated other comprehensive loss	(2,522,000)	(903,000)
Total stockholders' equity	52,702,000	52,052,000
Total Liabilities and Stockholders' Equity	$172,622,000	$159,028,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2012	2011	2010
Revenues:
Agribusiness	$61,553,000	$46,085,000	$47,034,000
Rental operations	4,023,000	3,948,000	3,976,000
Real estate development	252,000	2,462,000	3,274,000
Total revenues	65,828,000	52,495,000	54,284,000
Costs and expenses:
Agribusiness	47,300,000	35,180,000	31,136,000
Rental operations	2,418,000	2,230,000	2,173,000
Real estate development	1,037,000	3,551,000	4,416,000
Impairments of real estate development assets	-	1,196,000	2,422,000
Selling, general and administrative	10,517,000	9,328,000	11,014,000
Total cost and expenses	61,272,000	51,485,000	51,161,000
Operating income	4,556,000	1,010,000	3,123,000
Other income (expense):
Interest expense	(508,000)	(1,260,000)	(1,632,000)
Interest income (expense) related to derivative instruments	739,000	537,000	(1,987,000)
Gain on sale of Rancho Refugio/Caldwell Ranch	-	1,351,000	-
Interest income	104,000	104,000	113,000
Other income, net	64,000	482,000	289,000
Total other income (expense)	399,000	1,214,000	(3,217,000)

Income (loss) before income taxes and equity earnings of investments	4,955,000	2,224,000	(94,000)

Income tax (provision) benefit	(1,978,000)	(707,000)	72,000
Equity in earnings of investments	173,000	81,000	345,000
Net income	3,150,000	1,598,000	323,000
Preferred dividends	(262,000)	(262,000)	(262,000)
Net income applicable to common stock	$2,888,000	$1,336,000	$61,000

Basic net income per common share	$0.26	$0.12	$0.01

Diluted net income per common share	$0.26	$0.12	$0.01

Dividends per common share	$0.13	$0.13	$0.13

Weighted-average common shares outstanding-basic	11,202,000	11,205,000	11,210,000
Weighted-average common shares outstanding-diluted	11,202,000	11,208,000	11,213,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance at November 1, 2009	30,000	$3,000,000	11,262,880	$113,000	$34,718,000	$16,386,000	$(2,456,000)	$51,761,000
Dividends – common	-	-	-	-	-	(1,403,000)	-	(1,403,000)
Dividends – preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	13,140	-	1,246,000	-	-	1,246,000
Repurchase of common stock	-	-	(81,560)	(1,000)	(1,229,000)	-	-	(1,230,000)
Comprehensive income:
Net income	-	-	-	-	-	323,000	-	323,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(387,000)	(387,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	1,622,000	1,622,000
Unrealized gain on derivative instruments, net of tax	-	-	-	-	-	-	426,000	426,000
Total comprehensive income								1,984,000
Balance at October 31, 2010	30,000	3,000,000	11,194,460	112,000	34,735,000	15,044,000	(795,000)	52,096,000
Dividends - common	-	-	-	-	-	(1,400,000)	-	(1,400,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	70,270	1,000	806,000	-	-	807,000
Exchange of common stock	-	-	(27,796)	(1,000)	(778,000)	-	-	(779,000)
Repurchase of common stock	-	-	(36,120)	-	-	-	-	-
Donation of common stock	-	-	4,427	-	100,000	-	-	100,000
Comprehensive income:
Net income	-	-	-	-	-	1,598,000	-	1,598,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(712,000)	(712,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	267,000	267,000
Unrealized gain on derivative instruments, net of tax	-	-	-	-	-	-	337,000	337,000
Total comprehensive income								1,490,000
Balance at October 31, 2011	30,000	3,000,000	11,205,241	112,000	34,863,000	14,980,000	(903,000)	52,052,000
Dividends - common	-	-	-	-	-	(1,470,000)	-	(1,470,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	10,269	-	947,000	-	-	947,000
Exchange of common stock	-	-	(10,995)	-	(196,000)	-	-	(196,000)
Repurchase of common stock	-	-	(7,500)	-	-	-	-	-
Donation of common stock	-	-	6,165	-	100,000	-	-	100,000
Comprehensive income:
Net income	-	-	-	-	-	3,150,000	-	3,150,000
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	(695,000)	(695,000)
Unrealized holding gain on security available-for-sale, net of tax	-	-	-	-	-	-	417,000	417,000
Unrealized loss on derivative instruments, net of tax	-	-	-	-	-	-	(1,341,000)	(1,341,000)
Total comprehensive income								1,531,000
Balance at October 31, 2012	30,000	$3,000,000	11,203,180	$112,000	$35,714,000	$16,398,000	$(2,522,000)	$52,702,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2012	2011	2010
Operating activities
Net income	$3,150,000	$1,598,000	$323,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,131,000	2,207,000	2,337,000
Gain on sale of Ranch Refugio/Caldwell Ranch	-	(1,351,000)	-
Impairments of real estate development	-	1,196,000	2,422,000
Loss (gain) on disposals/sales of assets	207,000	90,000	(1,000)
Stock compensation expense	947,000	795,000	1,159,000
Expense related to Officers’ notes receivable forgiveness	-	-	687,000
Equity in earnings of investments	(173,000)	(81,000)	(345,000)
Deferred income taxes	1,399,000	1,784,000	(843,000)
Amortization of deferred financing costs	36,000	27,000	36,000
Non-cash interest (income) expense on derivative instruments	(739,000)	(537,000)	1,987,000
Accrued interest on note receivable	(78,000)	(84,000)	(91,000)
Donation of common stock	100,000	100,000	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,738,000)	209,000	868,000
Cultural costs	(1,328,000)	133,000	(201,000)
Prepaid expenses and other current assets	(621,000)	(41,000)	(195,000)
Income taxes receivable	612,000	(83,000)	(1,241,000)
Other assets	(181,000)	(168,000)	(243,000)
Accounts payable and growers payable	1,836,000	263,000	-
Accrued liabilities	1,271,000	(624,000)	100,000
Other long-term liabilities	(503,000)	567,000	294,000
Net cash provided by operating activities	6,328,000	6,000,000	7,053,000

Investing activities
Capital expenditures	(8,467,000)	(6,359,000)	(5,502,000)
Agriculture property acquisitions	(1,796,000)	-	-
Business combination	(803,000)	-	-
Acquisition of Rancho Refugio/Caldwell Ranch	-	(6,510,000)	-
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	-	9,297,000	-
Net proceeds from sale of 6037 East Donna Circle, LLC	-	2,080,000	-
Net proceeds from sale of 6146 East Cactus Wren Road, LLC	-	-	2,811,000
Cash distributions from equity investments	220,000	330,000	147,000
Equity investment contributions	(98,000)	(88,000)	(17,000)
Issuance of notes receivable	(15,000)	(100,000)	-
Investments in mutual water companies and water rights	(311,000)	(154,000)	(119,000)
Other	(3,000)	34,000	36,000
Net cash used in investing activities	$(11,273,000)	$(1,470,000)	$(2,644,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2012	2011	2010
Financing activities
Borrowings of long-term debt	$40,044,000	$31,622,000	$32,849,000
Repayments of long-term debt	(33,280,000)	(34,689,000)	(35,917,000)
Dividends paid-common	(1,470,000)	(1,400,000)	(1,403,000)
Dividends paid-preferred	(262,000)	(262,000)	(262,000)
Repurchase of common stock	(6,000)	(42,000)	-
Payments of debt financing costs	(91,000)	-	(21,000)
Net cash provided by (used in) financing activities	4,935,000	(4,771,000)	(4,754,000)
Net decrease in cash	(10,000)	(241,000)	(345,000)
Cash at beginning of year	21,000	262,000	607,000
Cash at end of year	$11,000	$21,000	$262,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,479,000	$3,792,000	$3,591,000
Cash paid during the year for income taxes, net of (refunds) received	$252,000	$(709,000)	$2,026,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(692,000)	$(445,000)	$(2,694,000)
Exchange of stock on Officers’ loan forgiveness	$-	$-	$1,229,000
Contribution to HM East Ridge, LLC equity investment	$-	$-	$7,207,000
Capital expenditures accrued but not paid at year-end	$248,000	$245,000	$185,000
Accrued interest on note receivable	$78,000	$84,000	$91,000
Donation of common stock	$100,000	$100,000	$-

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

During July 2012, the Company purchased a citrus orchard for a cash purchase price of $803,000, which was accounted for as a business combination and is further described in Note 3.

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, and packing, marketing and selling lemons. The Company is also engaged in housing rentals and other rental operations and real estate development activities.

The Company markets and sells lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These consolidated financial statements should be read in conjunction with the notes thereto included in this Annual Report.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and certain other factors. At October 31, 2012 and 2011 the allowances totaled $109,000 and $65,000, respectively. For fiscal years 2012, 2011 and 2010 credit losses were insignificant.

Concentrations

Sales of lemons to customers through the Sunkist network accounted for approximately 47% of the Company’s revenues during 2010. There were no significant sales of lemons through the Sunkist network in fiscal years 2012 and 2011. The Company sells all of its avocado production to Calavo. Sales to Calavo were $9,546,000, $7,539,000 and $11,483,000 in fiscal years 2012, 2011 and 2010, respectively.

Lemons procured from third-party growers were approximately 46%, 33% and 29%, of lemon supply in fiscal years 2012, 2011 and 2010, respectively, of which one third-party grower was 12% of lemon supply in 2012.

The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Cultural Costs

Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Lemons, oranges, specialty citrus and other crops such as pistachio nuts, cherries and olives are grown in the Company’s San Joaquin Valley orchards.  These crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to six months.  During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period.  During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.

The Company primarily grows lemons and avocados in its Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a more year round basis.  Accordingly, the Company does not capitalize cultural costs associated with its Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

Most cultural costs, including amortization of capitalized cultural costs, and harvest costs are associated with and charged to specific crops. Certain other costs, such as property taxes, indirect labor including farm supervision and management and irrigation that benefit multiple crops are allocated to crops on a per acre basis.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

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

Costs of planting and developing orchards are capitalized until the orchards become commercially productive. Planting costs consist primarily of the costs to purchase and plant nursery stock. Orchard development costs consist primarily of maintenance costs of orchards such as cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. The Company ceases the capitalization of costs and commences depreciation when the orchards become commercially productive and orchard maintenance costs are accounted for as Cultural Costs as described above.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,901,000 and $2,412,000 was capitalized during the years ended October 31, 2012, and 2011, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2012, the Company capitalized $5,149,000 of costs related to its real estate projects and expensed $1,037,000 of costs. For fiscal year 2011, the Company capitalized $5,204,000 of costs related to its real estate projects and expensed $3,551,000 of costs.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. At October 31, 2012 and 2011, marketable securities are comprised of the Company’s investment in Calavo.

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

Based on results from independent appraisals and other factors which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses in fiscal years 2011 and 2010. See Note 7.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2012 and 2011.

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

Comprehensive Loss

Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity.

Revenue Recognition

Revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured. The Company records a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packing house. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds related to avocados of $64,000, $551,000 and zero in fiscal years 2012, 2011 and 2010, respectively.

Rental operations revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by the Company and are based on fees collected by the lessee. Such revenues are recognized when actual results, based on collected fees reported by the tenant, are received. The Company’s rental arrangements generally require payment on a monthly or quarterly basis.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2012, 2011 and 2010 were $167,000, $127,000 and $88,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net income per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average common shares include weighted-average common shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of zero, 3,000 and 3,000 for fiscal years 2012, 2011 and 2010, respectively. The Series B convertible preferred shares (see Note 21) are anti-dilutive.

Reclassifications

There were no significant reclassifications to the prior years’ consolidated financial statements to conform to the October 31, 2012 presentation.

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

Recently Adopted Accounting Pronouncements

FASB ASU 2011-04, Fair Value Measurement (Topic 820).

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s second quarter of fiscal year 2012. The Company’s adoption of these provisions in the third quarter of fiscal year 2012 did not have a material effect on the Company’s consolidated financial statements.

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

3. Acquisitions

Agriculture Property Acquisitions

In April 2012, the Company purchased land for use as a citrus orchard for a cash purchase price of $433,000. The acquisition was for 60 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheet at October 31, 2012.

In August 2012, the Company purchased land for use as a citrus orchard for a cash purchase price of $1,363,000. The acquisition was for 230 acres of agricultural property adjacent to the Company’s leased orchards in Lindsay, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheet at October 31, 2012.

Business Combinations

In July 2012, the Company purchased land for use as a citrus orchard for a cash purchase price of $803,000. The acquisition was for 65 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition was accounted for as a business combination. The results of operations are included in the consolidated financial statements from the date of the acquisition; however such results were not significant for the year ended October 31, 2012. The following table summarizes the fair value of the assets acquired based on a third-party valuation at the date of the acquisition:

At July 27, 2012
Land	$603,000
Land improvements	70,000
Equipment	30,000
Orchards	100,000
Total assets acquired	$803,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions (continued)

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

Prior to November 15, 2009, the Company had a variable interest in Windfall Investors (which was deemed to be a VIE). However, the Company was not required to consolidate Windfall Investors since the Company was not the primary beneficiary of Windfall Investors. The Company accounted for its 15% ownership interest in Windfall Investors as an equity method investment since the Company had significant influence, but less than a controlling interest in Windfall Investors.

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

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2012, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$15,701,000	$–	$–	$15,701,000
Liabilities at fair value:
Derivatives	$–	$3,840,000	$–	$3,840,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently owns 665,000 shares, representing approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2012 and 2011 was $23.61 and $22.57 per share, respectively.

Derivatives consist of interest rate swaps (see Note 14) whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2012	2011

Prepaid insurance	$505,000	$477,000
Prepaid supplies	736,000	354,000
Net current deferred income tax assets	395,000	111,000
Other	480,000	443,000
	$2,116,000	$1,385,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2012	2011

Land	$26,464,000	$24,065,000
Land improvements	12,114,000	11,672,000
Buildings and building improvements	12,625,000	12,190,000
Equipment	23,224,000	22,227,000
Orchards	20,900,000	19,201,000
Construction in progress	2,054,000	2,520,000
	97,381,000	91,875,000
Less accumulated depreciation	(44,001,000)	(42,688,000)
	$53,380,000	$49,187,000

Depreciation expense was $2,118,000, $2,195,000 and $2,321,000 for fiscal years 2012, 2011 and 2010, respectively.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2012	2011

East Areas 1 and 2	$47,384,000	$44,431,000
Templeton Santa Barbara, LLC	10,532,000	9,325,000
Windfall Investors, LLC	19,856,000	18,867,000
	$77,772,000	$72,623,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2012 and 2011, the Company capitalized $2,953,000 and $4,030,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $63,000, $82,000 and $52,000 in fiscal years 2012, 2011 and 2010, respectively.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of October 31, 2012, the estimated amount of the Success Fee was zero.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2012 were $2,889,000, $3,165,000 and $4,478,000, respectively.

In December 2011, the Company resumed real estate development activities on Centennial, Pacific Crest and Sevilla after a period of being idle. During fiscal years 2012 and 2011, the Company capitalized $1,207,000 and zero, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $20,000, $242,000 and $182,000 in fiscal years 2012, 2011 and 2010, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, East Ridge, for the purpose of developing one of the four Templeton land parcels. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2012 and 2011 consolidated balance sheets.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors as described in Note 3, which included $16,842,000 of real estate development assets. During 2012 and 2011, the Company capitalized $989,000 and $1,174,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $702,000, $737,000 and $901,000, in fiscal years 2012, 2011 and 2010, respectively.

Impairments of Real Estate Assets

During fiscal years 2011 and 2010, the Company recorded impairment charges as a result of the decline in demand and market prices within our real estate markets. The following table summarizes the impairments of real estate development assets for the years ended October 31:

	2012	2011	2010
Templeton Santa Barbara, LLC	$-	$993,000	$1,490,000
Arizona Development Projects	-	203,000	932,000
Total	$-	$1,196,000	$2,422,000

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

The Company provided Del Mar with farm management, orchard land development and accounting services, which resulted in cash receipts of $136,000, $123,000 and $125,000 in fiscal years 2012, 2011 and 2010, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $569,000, $439,000 and $454,000 in fiscal years 2012, 2011 and 2010, respectively. Fruit proceeds due to Del Mar were $176,000 and $177,000 at October 31, 2012 and 2011, respectively, and are included in growers payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed $9,000, zero and $17,000 to the partnership in fiscal years 2012, 2011 and 2010, respectively. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

HM East Ridge, LLC

In February 2010, the Company and HM Manager, LLC formed HM East Ridge, LLC, for the purpose of developing one of the four Templeton land parcels. The Company and HM Manager each have a 50% interest in the East Ridge.  HM Manager is responsible to direct and manage the day to day affairs of East Ridge.  The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company contributed an additional $89,000 and $88,000 to East Ridge in fiscal years 2012 and 2011, respectively. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s October 31, 2012 and 2011 consolidated balance sheets.

 LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The following is financial information of the equity method investees for the years ended October 31, 2012, 2011 and 2010, respectively:

	Del Mar	Romney	East Ridge	Total
2012
Assets	$1,399,000	$675,000	$8,255,000	$10,329,000

Liabilities	$–	$–	$-	$–
Equity	1,399,000	675,000	8,255,000	10,329,000
Total liabilities and equity	$1,399,000	$675,000	$8,255,000	$10,329,000

Revenues	$1,508,000	$7,000	$–	$1,515,000
Expenses	726,000	21,000	1,000	748,000
Net income (loss)	$782,000	$(14,000)	$(1,000)	$767,000

2011
Assets	$1,555,000	$688,000	$8,165,000	$10,408,000

Liabilities	$–	$–	$-	$–
Equity	1,555,000	688,000	8,165,000	10,408,000
Total liabilities and equity	$1,555,000	$688,000	$8,165,000	$10,408,000

Revenues	$1,059,000	$10,000	$–	$1,069,000
Expenses	686,000	17,000	2,000	705,000
Net income (loss)	$373,000	$(7,000)	$(2,000)	$364,000

2010
Assets	$2,588,000	$695,000	$8,103,000	$11,386,000

Liabilities	$–	$–	$30,000	$30,000
Equity	2,588,000	695,000	8,073,000	11,356,000
Total liabilities and equity	$2,588,000	$695,000	$8,103,000	$11,386,000

Revenues	$2,279,000	$8,000	$–	$2,287,000
Expenses	721,000	25,000	13,000	759,000
Net income (loss)	$1,558,000	$(17,000)	$(13,000)	$1,528,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

			East
	Del Mar	Romney	Ridge	Total

Investment balance November 1, 2009	$1,120,000	$515,000	$–	$1,635,000
Equity earnings (losses)	365,000	(13,000)	(7,000)	345,000
Cash distribution	(147,000)	–	–	(147,000)
Investment contributions	–	17,000	7,207,000	7,224,000
Investment balance October 31, 2010	1,338,000	519,000	7,200,000	9,057,000
Equity earnings (losses)	87,000	(5,000)	(1,000)	81,000
Cash distribution	(330,000)	–	–	(330,000)
Investment contributions	–	–	88,000	88,000
Investment balance October 31, 2011	1,095,000	514,000	7,287,000	8,896,000
Equity earnings (losses)	183,000	(10,000)	–	173,000
Cash distribution	(220,000)	–	–	(220,000)
Investment contributions	–	9,000	89,000	98,000
Investment balance October 31, 2012	$1,058,000	$513,000	$7,376,000	$8,947,000

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a total gain of $2,729,000, which was recorded in other income (expense) in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2009. Additionally, the changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $692,000 ($417,000 net of tax), $445,000 ($267,000 net of tax) and $2,694,000 ($1,622,000 net of tax) for the years ended October 31, 2012, 2011 and 2010, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Notes Receivable

In fiscal 2004, the Company sold a parcel of land in Morro Bay, California. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining $49,000 balance of the deferred gain is included in other long-term liabilities in the Company’s consolidated balance sheets. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest was to be paid in full on April 1, 2014. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 1, 2014 to April 1, 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. On April 1, 2014 the rate shall convert to a floating rate of LIBOR plus 3.5% with no floor. The note is subordinate to bank financing and provides for repayment that is based on a percentage of net operating cash flows of the underlying orchard as defined in the note, ranging from 35% through 2014 and 50% until fully repaid or any unpaid balance due and payable on the due date. The note and accrued interest is being recorded in noncurrent notes receivable in the Company’s consolidated balance sheets at October 31, 2012 and 2011. Interest continues to accrue on the principal balance of the note and was $78,000, $84,000 and $91,000 in fiscal years 2012, 2011 and 2010, respectively.

To finance tenant improvements in connection with the lease of a retail facility, the Company recorded a note receivable in May 2007 of $350,000. The note bears interest at the prime rate plus 2.00%, payable monthly. This note is unsecured and matured in May 2012, at which time the borrower exercised an option to extend for one of three additional five year terms. The note receivable balance of $350,000 is recorded in noncurrent notes receivable in the Company’s consolidated balance sheets at October 31, 2012. The note receivable balance of $350,000 is recorded in current notes receivable at October 31, 2011.

In connection with the Company’s stock grant program, the Company has notes receivable and accrued interest from certain employees of $58,000 and $92,000 at October 31, 2012 and 2011, respectively. These notes were issued in connection with payments made by the Company on behalf of the employees for payroll taxes on stock compensation. These notes bear interest at the mid-term applicable federal rate then in effect, with principal and accrued interest due and payable within 24 months from the date of the note.

The Company’s $16,000 notes receivable and accrued interest balance from employees that are not due to be paid within one year at October 31, 2012 is recorded in noncurrent notes receivable - related parties in the Company’s consolidated balance sheet at October 31, 2012. Interest income recognized on employee notes receivable was $2,000, $2,000 and $4,000 for fiscal years 2012, 2011 and 2010, respectively.

In fiscal year 2011, the Company entered into an agreement to loan an unrelated California limited liability company up to $115,000 for the purpose of establishing and operating an internet television station in the Santa Paula area of Ventura County, California, featuring events and historical items of interest from the Santa Paula area. The interest rate is 6% per annum, compounded monthly, with monthly principal and interest payments beginning January 1, 2012 and the balance due on or before June 1, 2014. The Company had loaned $100,000 under this agreement as of October 31, 2011 and loaned the remaining $15,000 in November 2011. The Company determined that the note was uncollectable and wrote off the $115,000 balance in March 2012.

In June 2008, the Company sold a discontinued business unit in Modesto, California. In connection with the sale, the Company recorded a note receivable for $150,000. The note is unsecured and bears interest at the prime rate plus 2.00%, payable monthly. This note matured in June 2011 and the Company and the buyer agreed to extend the due date an additional three years. The Company determined that the note was uncollectable and wrote off the $150,000 balance in October 2012.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets

Other assets consist of the following at October 31:

	2012	2011

Investments in mutual water companies	$1,791,000	$1,480,000
Acquired water and mineral rights	1,536,000	1,536,000
Definite-lived intangibles and other assets	1,437,000	1,293,000
Revolving funds and memberships	359,000	373,000
	$5,123,000	$4,682,000

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

Finite-Lived Intangibles and Other Assets

Finite-lived intangible assets include a patent for an agricultural variety with a carrying value of $148,000 at October 31, 2012, net of accumulated amortization of $73,000. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2012, 2011 and 2010. The Company expects to amortize $13,000 each year for fiscal years 2013 through 2017 related to its patent.

The remaining amounts in finite-lived intangibles and other assets at October 31, 2012 consist primarily of $993,000 of deferred rent assets on a photovoltaic generator, $175,000 of deferred borrowing costs and $49,000 of prepaid lease amounts on pollination equipment. See Notes 13 and 20.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

12. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2012	2011

Accrued compensation	$1,609,000	$692,000
Accrued property taxes	439,000	434,000
Accrued interest	336,000	345,000
Deferred income	260,000	370,000
Accrued lease expense	551,000	-
Other	822,000	558,000
	$4,017,000	$2,399,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt

Long-term debt is comprised of the following:

	October 31,
	2012	2011
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at October 31, 2012 and 2011. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.21%
at October 31, 2012, plus 1.50%. Interest is payable monthly and the principal is due in full in June 2018.	$61,261 ,000	$53,802 ,000

Farm Credit West term loan secured by property with a net book value of $11,626,000 at October 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at October 31, 2012. The loan is payable in quarterly installments through November 2022.	5,743,000	6,208,000

Farm Credit West term loan secured by property with a net book value of $11,626,000 at October 31, 2012 and $11,638,000 at October 31, 2011. The interest rate is variable and was 3.25% at October 31, 2012. The loan is payable in monthly installments through May 2032.	861,000	892,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,864,000 at October 31, 2012 and $3,839,000 at October 31, 2011. The interest rate is variable and was 3.50% at October 31, 2012. Interest is payable monthly and the principal is due in full in May 2018.	13,000,000	12,966,000

Farm Credit West term loan secured by property with a net book value of $19,856,000 at October 31, 2012 and $18,867,000 at October 31, 2011. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,770,000	9,003,000

Subtotal	89,635,000	82,871,000
Less current portion	760,000	736,000
Total long-term debt, less current portion	$88,875,000	$82,135,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at October 31, 2012, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year-end.

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

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred borrowing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred borrowing costs is $175,000, net of amortization of $109,000 and is included in other assets on the Company’s consolidated balance sheet at October 31, 2012.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt (continued)

Principal payments on the Company’s long-term debt are due as follows:

2013	$760,000
2014	786,000
2015	813,000
2016	841,000
2017	870,000
Thereafter	85,565,000
Total	$89,635,000

14. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Liability
	2012	2011	2012	2011
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$1,072,000	$2,352,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$-	$2,768,000	$-

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) related to derivative instruments over the remaining period of the original swap agreements. Amortization for fiscal years 2012 and 2011 was $541,000 and $561,000, respectively. The remaining accumulated other comprehensive loss balance is $361,000, net of amortization of $1,654,000 at October 31, 2012.

As a result of the re-negotiated terms, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability are being recognized in interest income (expense) related to derivative instruments and the liability balance is recorded in current liabilities at October 31, 2012 and in other long-term liabilities at October 31, 2011 in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the year ended October 31, 2012 resulted in non-cash income related to derivative instruments of $1,280,000. The mark to market adjustments recognized by the Company during the year ended October 31, 2011 resulted in non-cash charges to interest expense related to derivative instruments of $1,098,000.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability of $2,768,000 is included in other long-term liabilities and related accumulated other comprehensive loss at October 31, 2012.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $528,000, $522,000 and $521,000 of rental income from employees in fiscal years 2012, 2011 and 2010, respectively. There were no rental payments due from employees at October 31, 2012 and 2011.

The Company has a presence on the boards of directors of the mutual water companies in which the Company has investments. The mutual water companies provided water to the Company, for which the Company paid, in aggregate, $989,000, $700,000 and $612,000 in fiscal years 2012, 2011 and 2010, respectively. Water payments due to the mutual water companies were, in aggregate, $20,000 and $55,000 at October 31, 2012 and 2011, respectively.

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

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services of $1,410,000, $1,316,000 and $1,234,000 from the association in fiscal years 2012, 2011 and 2010, respectively. Payments due to the cooperative were $72,000 and $37,000 at October 31, 2012 and 2011, respectively.

The Company has periodically enlisted the services of a general contractor who is related to a member of management. The general contractor provided services of $3,000, zero and $457,000 during fiscal years 2012, 2011 and 2010, respectively.

In fiscal years 2012, 2011 and 2010, the Company received dividend income of $366,000, $366,000 and $333,000, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company sold avocados to Calavo totaling $9,546,000, $7,539,000 and $11,483,000 for fiscal years 2012, 2011 and 2010, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at October 31, 2012 or 2011. Additionally, the Company leases office space to Calavo and received rental income of $265,000, $252,000 and $229,000 in fiscal years 2012, 2011 and 2010, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through Limoneira Company pursuant to its customary marketing agreements. During fiscal years 2012, 2011 and 2010, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $1,815,000, $1,335,000 and $13,000, respectively, which is included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $705,000 and $125,000 at October 31, 2012 and 2011, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current:
Federal	$(535,000)	$653,000	$(275,000)
State	(327,000)	139,000	(143,000)
Total current (provision) benefit	(862,000)	792,000	(418,000)

Deferred:
Federal	(968,000)	(1,171,000)	402,000
State	(148,000)	(328,000)	88,000
Total deferred (provision) benefit	(1,116,000)	(1,499,000)	490,000
Total (provision) benefit	$(1,978,000)	$(707,000)	$72,000

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred income tax assets (liabilities):
Labor accruals	$188,000	$154,000
Property taxes	(175,000)	(182,000)
State income taxes	110,000	1,000
Prepaid insurance and other	272,000	138,000
Net current deferred income tax assets	395,000	111,000

Noncurrent deferred income tax (liabilities) assets:
Depreciation	(3,297,000)	(2,714,000)
Amortization	604,000	707,000
Impairments of real estate development assets	3,379,000	3,379,000
Derivative instruments	871,000	494,000
Minimum pension liability adjustment	1,590,000	1,392,000
Unrealized net gain on Calavo investment	(3,602,000)	(3,326,000)
Book and tax basis difference of acquired assets	(9,865,000)	(9,862,000)
Other	(168,000)	(230,000)
Net noncurrent deferred income tax liabilities	(10,488,000)	(10,160,000)
Net deferred income tax liabilities	$(10,093,000)	$(10,049,000)

The net current deferred income tax assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at October 31, 2012 and 2011.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2012, 2011 and 2010:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(1,744,000)	(34.0)%	$(775,000)	(34.0)%	$(99,000)	(34.0)%
State income tax, net of federal benefit	(314,000)	(6.1)%	(137,000)	(6.0)%	(34,000)	(11.8)%
Dividend exclusion	87,000	1.7%	87,000	3.8%	79,000	27.1%
Production deduction	161,000	3.1%	42,000	1.8%	117,000	40.2%
Officer’s compensation	-	-	-	-	(111,000)	(38.1)%
Change in unrecognized tax benefits	-	-	-	-	40,000	13.7%
Other permanent items	(168,000)	(3.3)%	76,000	3.3%	80,000	27.4%
Total income tax (provision) benefit	$(1,978,000)	(38.6)%	$(707,000)	(31.1)%	$72,000	24.5%

At October 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and California. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to fiscal year October 31, 2009, and is no longer subject to California state income tax examinations for periods prior to October 31, 2008. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2012.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans

The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by City National Bank and Mercer Human Resource Consulting.

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $1,275,000 and $335,000 for fiscal years 2012 and 2011, respectively. Plan assets are invested in a group trust consisting primarily of stocks (domestic and international), bonds, real estate trust funds, short-term investment funds and cash.

The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The long-term target asset allocation ranges are as follows: Global Equity 40%-80%; Alternative Investments 0%-30%; Fixed Income 20%-60% and Cash 0%-30%. Alternative Investments may include Hedge Funds, Real Estate and Private Equity.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.

The components of net periodic benefit cost for the Plan for fiscal years 2012 and 2011 were as follows:

	2012	2011

Service cost	$146,000	$147,000
Interest cost	804,000	851,000
Expected return on plan assets	(990,000)	(994,000)
Recognized actuarial loss	818,000	898,000
Net periodic benefit cost	$778,000	$902,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$18,459,000	$16,663,000
Service cost	146,000	147,000
Interest cost	804,000	851,000
Benefits paid	(983,000)	(960,000)
Actuarial loss	2,264,000	1,758,000
Benefit obligation at end of year	$20,690,000	$18,459,000

Change in plan assets:
Fair value of plan assets at beginning of year	$12,985,000	$12,940,000
Actual return on plan assets	1,283,000	670,000
Employer contributions	1,275,000	335,000
Benefits paid	(983,000)	(960,000)
Fair value of plan assets at end of year	$14,560,000	$12,985,000

Reconciliation of funded status:
Fair value of plan assets	$14,560,000	$12,985,000
Benefit obligations	20,690,000	18,459,000
Funded status at end of year (plan assets less benefit obligations)	$(6,130,000)	$(5,474,000)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(6,130,000)	(5,474,000)
Net obligation recognized in statements of financial position	$(6,130,000)	$(5,474,000)

Reconciliation of amounts recognized in statements of financial position:
Accumulated other comprehensive loss	$(10,123,000)	$(8,970,000)
Accumulated contributions in excess of net periodic benefit cost	3,993,000	3,496,000
Net deficit recognized in statements of financial position	$(6,130,000)	$(5,474,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Presented below are changes in accumulated other comprehensive loss, before tax, in the Plan as of October 31:

	2012	2011
Changes recognized in other comprehensive loss:
Net loss arising during the year	$1,971,000	$2,081,000
Amortization or settlement recognition of net loss	(818,000)	(898,000)
Total recognized in other comprehensive loss	$1,153,000	$1,183,000

Total recognized in net periodic benefit and other comprehensive loss	$1,931,000	$2,086,000

Presented below is the October 31 year-ended estimated amount that will be amortized from accumulated other comprehensive loss over the next fiscal year:

2012
Initial net asset (obligation)	$–
Prior service credit (cost)	–
Net loss	(1,030,000)
Total	$(1,030,000)

The following assumptions as of October 31 were used in determining benefit obligations and net periodic benefit cost:

	2012	2011
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.60%	4.50%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	5.25%
Expected return on plan assets	7.50%	7.50%

Additional year-end information:
Projected benefit obligation	$20,690,000	$18,459,000
Accumulated benefit obligation	$20,690,000	$18,459,000
Fair value of plan assets	$14,560,000	$12,985,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The Company expects to contribute $375,000 to the Plan in fiscal year 2013. Additionally, benefit payments are expected to be paid during the following fiscal years:

2013	$990,000
2014	1,014,000
2015	1,046,000
2016	1,079,000
2017	1,126,000
2018-2022	5,833,000
Total	$11,088,000

The following table sets forth the Plan’s assets as of October 31, 2012, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Cash and cash equivalents	$844,000	$–	$–	$844,000
Mutual funds	1,730,000	–	–	1,730,000
Common stocks	5,615,000	–	–	5,615,000
U.S. government & agency issues	–	2,832,000	–	2,832,000
Corporate bonds	–	3,471,000	–	3,471,000
Estimated accrued income	–	68,000	–	68,000
Total	$8,189,000	6,371,000	$–	$14,560,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2012, 2011 and 2010, the Company contributed to the plan and recognized expenses of $517,000, $488,000 and $483,000, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2012	2011

Minimum pension liability	$6,130,000	$5,474,000
Fair value of derivative instrument	2,768,000	2,352,000
Other	55,000	66,000
	$8,953,000	$7,892,000

 19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,669,000 at October 31, 2012. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $8,828,000 and $4,251,000, respectively, at October 31, 2012. The Company recognized rental income from its operating lease activities of $3,858,000, $3,742,000 and $3,776,000 in fiscal years 2012, 2011 and 2010, respectively. The Company also recognized contingent rental income from its organic recycling tenant of $165,000, $206,000 and $200,000 in fiscal years 2012, 2011 and 2010, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2012, are as follows:

2013	$1,968,000
2014	1,005,000
2015	867,000
2016	503,000
2017	356,000
Thereafter	1,707,000
Total	$6,406,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, pollinating equipment, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2012, 2011 and 2010 was $1,972,000, $1,480,000 and $1,513,000, respectively. In addition, the Company made prepayments on the lease of the pollination equipment totaling $159,000. These prepayments are included in prepaid expenses and other current assets and other assets in the Company’s consolidated balance sheets at October 31, 2012 and 2011, respectively, and will be expensed over the last year of the lease based on the terms of the arrangement with the lessor.

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

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in other assets in the Company’s consolidated balance sheets is $872,000 and $639,000 at October 31, 2012 and 2011, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

In January 2012, the Company entered into six operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. In accordance with the terms of the lease agreements, the Company did not share in the citrus crop revenue in its fiscal year ending October 31, 2012. The Company incurred $456,000 of net lease expense in fiscal year 2012.

Minimum future lease payments are as follows:

2013	$1,989,000
2014	1,442,000
2015	1,410,000
2016	1,357,000
2017	1,369,000
Thereafter	3,021,000
Total	$10,588,000

The Company had an operating lease of 450 acres, the Ranch Refugio/Caldwell Ranch, which provided for an adjustment to rent for inflation and included a purchase option. On February 3, 2011, the Company completed the exercise of the purchase option contained in its lease of the Rancho Refugio/Caldwell Ranch, which allowed the Company to acquire the property for a purchase price of $6,510,000. Concurrently with the close of its purchase option, the Company sold the property for $10,000,000 to Rancho Guacamole, LLC, a California limited liability company. The gain on the sale was $1,351,000, net of the $6,510,000 purchase price, $1,436,000 remaining capitalized in leasehold improvements and $703,000 of selling and transaction costs. The net cash realized from the transaction was $2,787,000. In connection with this lease, the Company incurred lease expense of zero, $28,000 and $66,000 in fiscal years 2012, 2011 and 2010, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies (continued)

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2012, these outstanding letters of credit totaled $495,000.

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

Voting Rights: Each shareholder of Series B Stock is entitled to ten votes on all matters submitted to a vote of the stockholders of the Company.

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

21. Stockholders’ Equity (continued)

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

Stock-based compensation

As of October 31, 2012, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company with an estimated repurchase price value of $6,000 at October 31, 2012. The Company has determined that the terms of the shares outstanding subject to repurchase constitute a liability due to the repurchase right. In February 2012, the Company repurchased 7,500 shares for approximately $6,000 in accordance with this repurchase obligation. Reductions of stock-based compensation of approximately $5,000, $11,000 and $83,000 were recorded in fiscal years 2012, 2011 and 2010, respectively, to reflect the fair value of the repurchase obligation. The repurchase obligation of $6,000 and $17,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at October 31, 2012 and 2011, respectively.

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

In January 2012, 9,999 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans for fiscal year 2012 compensation. In October 2012, 270 shares of common stock were issued to a newly-elected non-employee director for fourth quarter fiscal year 2012 compensation. The Company recognized $185,000, $180,000 and $168,000 of stock-based compensation to non-employee directors during fiscal years 2012, 2011 and 2010, respectively.

In December 2012, 34,721 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2012 performance. This resulted in total compensation expense of approximately $657,000, with $216,000 recognized in the year-ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. In total, the Company recognized $762,000, $626,000 and $1,062,000 of stock-based compensation to management during fiscal years 2012, 2011 and 2010, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

21. Stockholders’ Equity (continued)

Donation of common stock

On June 30, 2012, the Company donated common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation, which donation was comprised of 6,165 unregistered shares of the Company’s common stock with a per share value of $16.22 at the date of the donation. On June 30, 2011, the Company donated common stock to the Museum which was comprised of 4,427 unregistered shares of the Company’s common stock with a per share value of $22.59 at the date of the donation. In connection with the donations, the Company recognized $100,000 and $100,000 of selling, general and administrative expense during fiscal years 2012 and 2011, respectively. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

22. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2012, the Company has been allocated $981,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of $113,000, $96,000 and $154,000 in fiscal years 2012, 2011 and 2010, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2012 and 2011 was $377,000 and $490,000, respectively.

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

Segment information for year ended October 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$61,553,000	$4,023,000	$252,000	$–	$65,828,000
Costs and expenses	45,811,000	2,045,000	981,000	10,304,000	59,141,000
Depreciation and amortization	1,489,000	373,000	56,000	213,000	2,131,000
Impairment charges	–	–	-	–	-
Operating income (loss)	$14,253,000	$1,605,000	$(785,000)	$(10,517,000)	$4,556,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Segment Information (continued)

Segment information for year ended October 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$46,085,000	$3,948,000	$2,462,000	$–	$52,495,000
Costs and expenses	33,645,000	1,865,000	3,483,000	9,089,000	48,082,000
Depreciation and amortization	1,535,000	365,000	68,000	239,000	2,207,000
Impairment charges	–	–	1,196,000	–	1,196,000
Operating income (loss)	$10,905,000	$1,718,000	$(2,285,000)	$(9,328,000)	$1,010,000

Segment information for year ended October 31, 2010:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$47,034,000	$3,976,000	$3,274,000	$–	$54,284,000
Costs and expenses	29,503,000	1,791,000	4,328,000	10,780,000	46,402,000
Depreciation and amortization	1,633,000	382,000	88,000	234,000	2,337,000
Impairment charges	–	–	2,422,000	–	2,422,000
Operating income (loss)	$15,898,000	$1,803,000	$(3,564,000)	$(11,014,000)	$3,123,000

The following table sets forth revenues by category, by segment for fiscal years 2012, 2011 and 2010:

	Year Ended October 31,
	2012	2011	2010

Lemons	$44,162,000	$31,243,000	$28,195,000
Avocados	9,546,000	7,539,000	11,483,000
Navel and Valencia oranges	4,066,000	3,789,000	4,075,000
Specialty citrus and other crops	3,779,000	3,514,000	3,281,000
Agribusiness revenues	61,553,000	46,085,000	47,034,000

Rental operations	2,293,000	2,235,000	2,275,000
Leased land	1,565,000	1,507,000	1,501,000
Organic recycling	165,000	206,000	200,000
Rental operations revenues	4,023,000	3,948,000	3,976,000

Real estate sales	-	2,275,000	3,000,000
Real estate operations	252,000	187,000	274,000
Real estate revenues	252,000	2,462,000	3,274,000
Total revenues	$65,828,000	$52,495,000	$54,284,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

24. Subsequent Events

On November 27, 2012, the Company declared a $0.0375 per share dividend, which was paid on December 17, 2012 in the aggregate amount of $420,000 to common shareholders of record on December 10, 2012.

The Company has evaluated events subsequent to October 31, 2012, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 58 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 59.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2012 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2012 and 2011
Consolidated Statements of Operations for the fiscal years ended October 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2013.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2013 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Alan M. Teague	Chairman of the Board of Directors
Alan M. Teague

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ John W. Blanchard	Director
John W. Blanchard

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Allan Pinkerton	Director
Allan Pinkerton

/s/ Keith W. Renken	Director
Keith W. Renken

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.5	Amended Certificate of Designation, Preferences and Rights or $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.6	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.7	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.8	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.9	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.10*	Amended and Restated Bylaws of Limoneira Company, as amended

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010)

Exhibit No.	Description

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010)

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.4	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.7	Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.8	Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.9	Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.10	Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011)

10.11	Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

10.12	Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.13	Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.14	Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.15	Promissory Note and Supplement to Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

Exhibit No.	Description

10.16	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2012)

10.17	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011)

10.18	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010.)

10.19	Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.20	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.21	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

