Form 10-Q
period 2013-01-31
Limoneira CO
filed 2013-03-12
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

As of February 28, 2013, there were 13,305,931 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freezes that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from crop disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2013	October 31, 2012
Assets
Current assets:
Cash	$24,000	$11,000
Accounts receivable, net	7,557,000	4,252,000
Notes receivable – related parties	42,000	42,000
Cultural costs	1,445,000	2,254,000
Prepaid expenses and other current assets	2,641,000	2,116,000
Income taxes receivable	2,367,000	712,000
Total current assets	14,076,000	9,387,000

Property, plant and equipment, net	53,614,000	53,380,000
Real estate development	79,102,000	77,772,000
Equity in investments	9,044,000	8,947,000
Investment in Calavo Growers, Inc.	16,565,000	15,701,000
Notes receivable – related parties	16,000	16,000
Notes receivable	2,315,000	2,296,000
Other assets	5,412,000	5,123,000
Total assets	$180,144,000	$172,622,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,208,000	$3,670,000
Growers payable	5,446,000	2,085,000
Accrued liabilities	2,810,000	4,017,000
Fair value of derivative instrument	715,000	1,072,000
Current portion of long-term debt	767,000	760,000
Total current liabilities	13,946,000	11,604,000
Long-term liabilities:
Long-term debt, less current portion	96,236,000	88,875,000
Deferred income taxes	11,085,000	10,488,000
Other long-term liabilities	8,667,000	8,953,000
Total long-term liabilities	115,988,000	108,316,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at January 31, 2013 and October 31, 2012) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at January 31, 2013 and October 31, 2012)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
11,237,085 and 11,203,180 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively)	112,000	112,000
Additional paid-in capital	35,929,000	35,714,000
Retained earnings	12,790,000	16,398,000
Accumulated other comprehensive loss	(1,621,000)	(2,522,000)
Total stockholders’ equity	50,210,000	52,702,000
Total liabilities and stockholders’ equity	$180,144,000	$172,622,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2013	2012
Revenues:
Agribusiness	$16,298,000	$9,202,000
Rental operations	1,036,000	991,000
Real estate development	48,000	44,000
Total revenues	17,382,000	10,237,000
Costs and expenses:
Agribusiness	18,587,000	11,390,000
Rental operations	619,000	568,000
Real estate development	243,000	248,000
Selling, general and administrative	3,265,000	2,771,000
Total costs and expenses	22,714,000	14,977,000
Operating loss	(5,332,000)	(4,740,000)
Other income (expense):
Interest expense	(124,000)	(175,000)
Interest income related to derivative instruments	221,000	159,000
Interest income	24,000	25,000
Other income, net	417,000	345,000
Total other income	538,000	354,000
Loss before income tax benefit and equity in earnings (losses) of investments	(4,794,000)	(4,386,000)
Income tax benefit	1,655,000	1,580,000
Equity in earnings (losses) of investments	17,000	(3,000)
Net loss	(3,122,000)	(2,809,000)
Preferred dividends	(66,000)	(66,000)
Net loss applicable to common stock	$(3,188,000)	$(2,875,000)

Basic net loss per common share	$(0.28)	$(0.26)

Diluted net loss per common share	$(0.28)	$(0.26)

Dividends per common share	$0.04	$0.03

Weighted-average common shares outstanding-basic	11,220,000	11,205,000
Weighted-average common shares outstanding-diluted	11,220,000	11,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2013	2012

Net loss	$(3,122,000)	$(2,809,000)
Other comprehensive income, net of tax:
Minimum pension liability adjustment	155,000	122,000
Unrealized holding gains of security available-for-sale	520,000	1,854,000
Unrealized losses from derivative instruments	226,000	(983,000)
Total other comprehensive income, net of tax	901,000	993,000
Comprehensive loss	$(2,221,000)	$(1,816,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2013	2012
Operating activities
Net loss	$(3,122,000)	$(2,809,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542,000	520,000
Loss on disposals/sales of assets	-	188,000
Stock compensation expense	426,000	316,000
Equity in (earnings) losses of investments	(17,000)	3,000
Non-cash interest income on derivative instruments	(221,000)	(159,000)
Accrued interest on note receivable	(19,000)	(20,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,516,000)	(2,903,000)
Cultural costs	809,000	263,000
Prepaid expenses and other current assets	(476,000)	(576,000)
Income taxes receivable	(1,655,000)	(1,580,000)
Other assets	(63,000)	(186,000)
Accounts payable and growers payable	3,567,000	2,009,000
Accrued liabilities	(1,330,000)	(134,000)
Other long-term liabilities	212,000	84,000
Net cash used in operating activities	(4,863,000)	(4,984,000)

Investing activities
Capital expenditures	(1,918,000)	(1,667,000)
Equity investment contributions	(80,000)	(44,000)
Investments in mutual water companies and water rights	(8,000)	(8,000)
Other	-	(15,000)
Net cash used in investing activities	(2,006,000)	(1,734,000)

Financing activities
Borrowings of long-term debt	11,580,000	10,070,000
Repayments of long-term debt	(4,212,000)	(2,929,000)
Dividends paid – common	(420,000)	(350,000)
Dividends paid – preferred	(66,000)	(66,000)
Net cash provided by financing activities	6,882,000	6,725,000
Net increase in cash	13,000	7,000
Cash at beginning of period	11,000	21,000
Cash at end of period	$24,000	$28,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$891,000	$889,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(864,000)	$(3,079,000)
Capital expenditures accrued but not paid at period-end	$185,000	$84,000
Accrued interest on note receivable	$19,000	$20,000
Accrued contribution obligation of investment in water company	$270,000	$270,000

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2013 and 2012 and balance sheet as of January 31, 2013 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2013 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2012 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2012.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware corporation (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, and packing, marketing and selling lemons. The Company is also engaged in residential rentals and other rental operations and real estate development activities.

The Company markets and sells lemons directly to foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, sold and distributed under Calavo brands to its customers.

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC and Templeton Santa Barbara, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

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

FASB ASU 2012-04, Technical Corrections and Improvements.

In October 2012, the FASB issued guidance clarifying the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance, and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on our financial statements.

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2013, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$16,565,000	$–	$–	$16,565,000
Liabilities at fair value:
Derivatives	$–	$3,242,000	$–	$3,242,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 665,000 shares, representing approximately 4.5% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2013 was $24.91 per share.

Derivatives consist of interest rate swaps (see Note 11), the fair values of which are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2013 and October 31, 2012 the allowances totaled $183,000 and $109,000, respectively.

5. Concentrations

The Company’s primary concentration of credit risk at January 31, 2013 consists of $1,015,000 due from a domestic exporter for lemons. Sales to this customer represented 15% of total revenues in the three months ended January 31, 2013. The Company sells all of its avocado production to Calavo.

Lemons procured from third-party growers were 87% of lemon supply in the three months ended January 31, 2013, of which one third-party grower was 47% of lemon supply.

Limoneira Company

 Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2013	October 31, 2012
East Areas 1 and 2	$48,195,000	$47,384,000
Templeton Santa Barbara, LLC	10,807,000	10,532,000
Windfall Investors, LLC	20,100,000	19,856,000
	$79,102,000	$77,772,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended January 31, 2013 and 2012, the Company capitalized $811,000 and $709,000, respectively, of costs related to these real estate projects, respectively. Additionally, in relation to these projects, the Company incurred net expenses of $2,000 and 6,000 in the three months ended January 31, 2013 and 2012, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004, that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee, in cash or common stock at the discretion of the Company, in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment.  The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area I or (c) the second anniversary of the property annexation (each a “Success Fee Event”). In February 2013, East Area 1 was annexed into the City of Santa Paula. Annexation was required in order to re-zone the land for residential, commercial and light industrial development. As of January 31, 2013, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements, with a $150,000 advance payment due in March 2013.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2013 were $2,982,000, $3,252,000 and $4,573,000, respectively, and at October 31, 2012 were $2,889,000, $3,165,000 and $4,478,000, respectively.

In December 2011, the Company resumed real estate development activities on Centennial, Pacific Crest and Sevilla after a period of being idle. During the three months ended January 31, 2013 and 2012, the Company capitalized $275,000 and $197,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $18,000 and $13,000 in the three months ended January 31, 2013 and 2012, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of $46,000 and $44,000 to East Ridge during the three month periods ended January 31, 2013 and 2012, respectively. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s January 31, 2013 and October 31, 2012 consolidated balance sheets.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended January 31, 2013 and 2012, the Company capitalized $244,000 and $234,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $175,000 and $185,000 during the three months ended January 31, 2013 and 2012, respectively. Restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expired at the end of calendar year 2012 and presently 72 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $864,000 ($520,000 net of tax) and $3,079,000 ($1,854,000 net of tax) during the three months ended January 31, 2013 and 2012, respectively.

8. Notes Receivable

In connection with Company’s stock grant program, the Company has recorded notes receivable and accrued interest from certain employees totaling $58,000 at January 31, 2013 and October 31, 2012.

In February 2013, the Company received $350,000 for payment in full of a note receivable recorded for tenant improvements in connection with the lease of a retail facility.

9. Other Assets

Other assets consist of the following:

	January 31, 2013	October 31, 2012
Investments in mutual water companies	$2,070,000	$1,791,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,438,000	1,437,000
Revolving funds and memberships	368,000	359,000
	$5,412,000	$5,123,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2013	October 31, 2012
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at January 31, 2013 and October 31, 2012. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.21% at January 31, 2013, plus 1.50%. Interest is payable monthly and the principal is due in full in June 2018.	$68,816,000	$61,261,000

Farm Credit West term loan secured by property with a net book value of $11,624,000 at January 31, 2013 and $11,626,000 at October 31, 2012. The interest rate is variable and was 3.25% at January 31, 2013. The loan is payable in quarterly installments through November 2022.	5,625,000	5,743,000

Farm Credit West term loan secured by property with a net book value of $11,624,000 at January 31, 2013 and $11,626,000 at October 31, 2012. The interest rate is variable and was 3.25% at January 31, 2013. The loan is payable in monthly installments through May 2032.	853,000	861,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,847,000 at January 31, 2013 and $3,864,000 at October 31, 2012. The interest rate is variable and was 3.50% at January 31, 2013. Interest is payable monthly and the principal is due in full in May 2018.	13,000,000	13,000,000

Farm Credit West term loan secured by property with a net book value of $20,100,000 at January 31, 2013 and $19,856,000 at October 31, 2012. The interest rate is fixed at 3.65% until November 2014 and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,709,000	8,770,000

Subtotal	97,003,000	89,635,000
Less current portion	767,000	760,000
Total long-term debt, less current portion	$96,236,000	$88,875,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at January 31, 2013, ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $777,000 and $707,000 was capitalized during the three months ended January 31, 2013 and 2012, respectively, and is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

During February 2013, the Company repaid approximately $36,000,000 of its long-term debt with the proceeds from its public equity offering as described in Note 19.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Net Liability
	January 31, 2013	October 31, 2012	January 31, 2013	October 31, 2012
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$715,000	$1,072,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	40,000,000	$2,527,000	2,768,000

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

These interest rate swaps previously qualified as cash flow hedges, and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income (expense) related to derivative instruments over the remaining period of the original swap agreements. Amortization was $136,000 and $135,000 for the three months ended January 31, 2013 and 2012, respectively. The remaining accumulated other comprehensive balance is $226,000, net of amortization of $1,789,000 at January 31, 2013.

As a result of the re-negotiated terms, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value net liability are being recognized in interest income (expense) related to derivative instruments and the liability balance is recorded in current liabilities at January 31, 2013 and October 31, 2012 in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company resulted in non-cash interest income of $357,000 and $294,000 during the three months ended January 31, 2013 and 2012, respectively.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in other long-term liabilities and related accumulated other comprehensive loss at January 31, 2013 and October 31, 2012.

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. There was no dilution due to stock-based compensation for the three months ended January 31, 2013 and 2012. The Series B convertible preferred shares are anti-dilutive.

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees. The Company recorded $120,000 and $122,000 of rental income from employees in the three months ended January 31, 2013 and 2012, respectively. There were no rental payments due from employees at January 31, 2013 and October 31, 2012.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions (continued)

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $560,000 and $530,000 in the three months ended January 31, 2013 and 2012, respectively. Payments due to the mutual water companies were, in aggregate, $286,000 and $20,000 at January 31, 2013 and October 31, 2012, respectively.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $256,000 and $433,000 from the association in the three months ended January 31, 2013 and 2012, respectively. Payments due to the association were zero and $72,000 at January 31, 2013 and October 31, 2012, respectively.

The Company recorded dividend income of $432,000 and $366,000 in the three months ended January 31, 2013 and 2012, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $7,000 and $124,000 of avocados sales to Calavo for the three months ended January 31, 2013 and 2012, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at January 31, 2013 and October 31, 2012. Additionally, the Company leases office space to Calavo and received rental income of $68,000 and $65,000 in the three months ended January 31, 2013 and 2012, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2013 and 2012, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $22,000 and $85,000, respectively, which is included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were zero and $705,000 at January 31, 2013 and October 31, 2012, respectively.

14. Income Taxes

The Company’s estimated effective tax rate for the first quarter of fiscal year 2013 is approximately 34.7%, inclusive of certain discrete items.

There has been no material change to the Company’s uncertain tax position for the three months ended January 31, 2013. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2013.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $27,000 and $107,000 during the three months ended January 31, 2013 and 2012, respectively.

 Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Retirement Plans (continued)

The components of net periodic benefit cost for the Plan for the three months ended January 31 were as follows:

	2013	2012
Service cost	$41,000	$37,000
Interest cost	180,000	201,000
Expected return on plan assets	(240,000)	(248,000)
Recognized actuarial loss	258,000	205,000
Net periodic benefit cost	$239,000	$195,000

16. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2013	October 31, 2012
Minimum pension liability	$6,085,000	$6,130,000
Fair value of derivative instrument	2,527,000	2,768,000
Other	55,000	55,000
	$8,667,000	$8,953,000

17. Stock-based Compensation

As of January 31, 2013, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at January 31, 2013 and October 31, 2012.

During December 2012, 34,721 shares of common stock were issued to management under the Company’s stock-based compensation plans for fiscal year 2012 performance. This resulted in total compensation expense of approximately $657,000, with $216,000 recognized in the year-ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. The Company recognized $226,000 and $136,000 of stock-based compensation to management during the three months ended January 31, 2013 and 2012, respectively.

During January 2013, members of management exchanged 9,642 and 214 shares of common stock with fair market values of $21.40 and $18.92 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2013, 9,040 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $200,000 and $180,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2013 and 2012, respectively.

During February 2013, members of management exchanged 1,154 shares of common stock with a fair market value of $21.75 per share (at the date of the exchange) for the repayment of notes issued in relation to payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

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

Segment information for the three months ended January 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues	$16,298,000	$1,036,000	$48,000	$–	$17,382,000
Costs and expenses	18,194,000	530,000	230,000	3,218,000	22,172,000
Depreciation and amortization	393,000	89,000	13,000	47,000	542,000
Operating (loss) income	$(2,289,000)	$417,000	$(195,000)	$(3,265,000)	$(5,332,000)

Segment information for the three months ended January 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues	$9,202,000	$991,000	$44,000	$–	$10,237,000
Costs and expenses	11,028,000	476,000	235,000	2,718,000	14,457,000
Depreciation and amortization	362,000	92,000	13,000	53,000	520,000
Operating (loss) income	$(2,188,000)	$423,000	$(204,000)	$(2,771,000)	$(4,740,000)

The following table sets forth revenues by category, by segment for the three months ended:

	January 31, 2013	January 31, 2012
Lemons	$13,968,000	$7,767,000
Avocados	7,000	124,000
Navel and Valencia oranges	1,440,000	500,000
Specialty citrus and other crops	883,000	811,000
Agribusiness revenues	16,298,000	9,202,000

Rental operations	584,000	559,000
Leased land	431,000	378,000
Organic recycling and other	21,000	54,000
Rental operations revenues	1,036,000	991,000

Real estate development revenues	48,000	44,000
Total revenues	$17,382,000	$10,237,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Public Offering of Common Stock

On August 24, 2011, the Company’s shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, the Company completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement.  The offering represented 16% of the Company’s outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, the Company had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled approximately $38,300,000 and after an underwriting discount of approximately $2,100,000 and other offering expenses of approximately $200,000, the net proceeds were approximately $36,000,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, the Company used the net offering proceeds to repay long-term debt.

20. Subsequent Events

The Company has evaluated events subsequent to January 31, 2013 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in Note 19, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 8,246 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

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

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment currently generates the majority of our revenue from its farming and lemon packing operations; our rental operations segment generates revenue from our residential and commercial rental operations, leased land and organic recycling; and our real estate development segment generates revenue from the sale of real estate development projects. From a general view, we see our Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agribusiness will then be able to expand more rapidly into new regions and markets.

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 93%, 88% and 87% of our fiscal year 2012, 2011 and 2010 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2013, lemon sales were comprised of approximately 56% in domestic sales and 44% in sales to domestic exporters. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

Historically our agribusiness operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

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

Rental Operations

Our rental operations segment represented approximately 6% of our fiscal year 2012 consolidated revenues and approximately 7% of our fiscal year 2011 and 2010 consolidated revenues. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 1% of our consolidated revenues in fiscal year 2012, 5% of our consolidated revenues in fiscal year 2011 and 6% of our consolidated revenues in fiscal year 2010. We recognize that long-term strategies are required for successful real estate development activities. We plan to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate.

Recent Developments

In February, 2013, our East Area 1 real estate development project was annexed into the City of Santa Paula. The annexation enables us to proceed with our master planned community project consisting of 1,500 residential units, 210,000 square feet of commercial space and 350,000 square feet of light industrial space. Annexation into the City of Santa Paula was required in order to re-zone the land for residential, commercial and light industrial development. We plan to begin tract mapping of the area for development, applying for infrastructure building permits and expect to break ground on the project in 2014. Also part of the approved planned community project is East Area 2, which is expected to consist of 350,000 square feet of commercial property.

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement.  The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled approximately $38,300,000 and after an underwriting discount of approximately $2,100,000 and other offering expenses of approximately $200,000, the net proceeds were approximately $36,000,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

Revenues:	2013	2012
Agribusiness	$16,298,000	$9,202,000
Rental operations	1,036,000	991,000
Real estate development	48,000	44,000
Total revenues	17,382,000	10,237,000
Costs and expenses:
Agribusiness	18,587,000	11,390,000
Rental operations	619,000	568,000
Real estate development	243,000	248,000
Selling, general and administrative	3,265,000	2,771,000
Total costs and expenses	22,714,000	14,977,000
Operating (loss) income:
Agribusiness	(2,289,000)	(2,188,000)
Rental	417,000	423,000
Real estate development	(195,000)	(204,000)
Selling, general and administrative	(3,265,000)	(2,771,000)
Operating loss	(5,332,000)	(4,740,000)
Other income (expense):
Interest expense	(124,000)	(175,000)
Interest income related to derivative instruments	221,000	159,000
Interest income and other	441,000	370,000
Total other income	538,000	354,000
Income tax benefit	1,655,000	1,580,000
Equity in earnings (losses) of investments	17,000	(3,000)
Net loss	$(3,122,000)	$(2,809,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our Company’s results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net loss which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Three months ended January 31
	2013	2012
Net loss	$(3,122,000)	$(2,809,000)
Total interest income, net	(121,000)	(9,000)
Income tax benefit	(1,655,000)	(1,580,000)
Depreciation and amortization	542,000	520,000
EBITDA	$(4,356,000)	$(3,878,000)

First Quarter of Fiscal Year 2013 Compared to the First Quarter of Fiscal Year 2012

Revenues

Total revenue for the first quarter of fiscal year 2013 was $17.4 million compared to $10.2 million for the first quarter of fiscal year 2012. The 70% increase of $7.2 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2013	2012	Change
Lemons	$13,968,000	$7,767,000	$6,201,000	80%
Avocados	7,000	124,000	117,000	(94)%
Navel and Valencia oranges	1,440,000	500,000	940,000	188%
Specialty citrus and other crops	883,000	811,000	72,000	9%
Agribusiness revenues	$16,298,000	$9,202,000	$7,096,000	77%

•	Lemons: The increase in the first quarter of fiscal year 2013 was primarily the result of increased volume of fresh lemons sold partially offset by lower prices. In the first three months of fiscal years 2013 and 2012, fresh lemon sales were $12.7 million and $7.2 million, respectively, on 837,000 and 415,000 of lemons sold at average per carton prices of $15.17 and $17.35, respectively. The decrease in average per carton prices in the first quarter of fiscal year 2013 was primarily due to a greater supply of lemons from Mexico. Additionally, lemon by-product and other lemon sales were $1.2 million in the first three months of fiscal year 2013 compared to $0.6 million in the same period in fiscal year 2012.

•	Avocados: The decrease in the first quarter of fiscal year 2013 was primarily due to decreased production associated with the timing of our harvest. No significant sales of avocados were recorded in the first quarter of fiscal year 2013 compared to 0.2 million pounds of avocados sold at an average per pound price of $0.62 in the first quarter of fiscal year 2012.

•	Navel and Valencia oranges: The increase in the first quarter of fiscal year 2013 was attributable to higher sales volume and prices compared to the same period in fiscal year 2012. In the first quarter of fiscal year 2013, 172,000 field boxes of oranges were sold at average per field box prices of $8.37 compared to 64,000 field boxes sold at average per field box prices of $7.81 in the first quarter of fiscal year 2012. The increase in sales volume in the first quarter of fiscal year 2013 is primarily due to production from the Sheldon Ranch. We did not share in the Sheldon Ranch citrus crop revenue in the first quarter of fiscal year 2012.

Costs and Expenses

Our total costs and expenses for the first quarter of fiscal year 2013 were $22.7 million compared to $15.0 million for the first quarter of fiscal year 2012, for a 52% increase of $7.7 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for lemons procured from third-party growers, and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2013	2012	Change
Packing costs	$4,687,000	$2,630,000	$2,057,000	78%
Harvest costs	837,000	719,000	118,000	16%
Growing costs	3,672,000	2,966,000	706,000	24%
Third-party grower costs	8,998,000	4,713,000	4,285,000	91%
Depreciation and amortization	393,000	362,000	31,000	9%
Agribusiness costs and expenses	$18,587,000	$11,390,000	$7,197,000	63%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, and packing and shipping supplies. The increase in the first quarter of fiscal year 2013 is primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During the first quarter of fiscal year 2013, we packed and sold 837,000 cartons at average per carton costs of $5.60 compared to 415,000 cartons packed and sold at average per carton costs of $6.34 during the same period in fiscal year 2012. The decrease in average per carton costs are primarily the result of increased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in the first quarter of fiscal year 2013 is primarily attributable to higher Navel and Valencia orange harvest volume compared to the first quarter of fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first quarter of fiscal year 2013 is primarily due to incurring three months of the Sheldon Ranch growing costs in fiscal year 2013 compared to incurring one month of Sheldon Ranch growing costs in fiscal year 2012. The Sheldon Ranch leases began January 1, 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the first quarter of fiscal year 2013 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 837,000 and 415,000 cartons sold during the first quarter of fiscal years 2013 and 2012, respectively, 788,000 (94%) and 355,000 (86%) were procured from third-party growers at average per carton prices of $11.42 and $13.28, respectively. As a result of our agreement with Associated Citrus Packers, we sold 507,000 cartons of lemons procured from Arizona in the first quarter of fiscal year 2013 compared to zero in the first quarter of fiscal year 2012.

Selling, general and administrative expenses for the three months ended January 31, 2013 were $3.3 million compared to $2.8 million for the three months ended January 31, 2012. This 18% increase of $0.5 million was primarily attributable to the following:

•	$0.2 million increase for salaries, benefits and incentive compensation due to employee compensation increases and vesting of stock-based compensation in the first quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.1 million increase in selling expenses due to increased lemon sales volume in the first quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.2 million net increase in other selling, general and administrative expenses, including certain consulting expenses associated with our strategic growth initiatives, in the first quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

Other Income/Expense

Other income (expense) for the first quarter of fiscal year 2013 was $0.5 million of income compared to $0.4 million of income for the first quarter of fiscal year 2012. The $0.1 million increase in income is primarily the result of:

•	$51,000 decrease in interest expense in the first quarter of fiscal year 2013 primarily as a result of a larger amount of capitalized interest; and

•	$62,000 increase in income from fair value adjustments on one of our interest rate swaps in the first quarter of fiscal year 2013.

Income Taxes

We recorded an estimated income tax benefit of $1.7 million in the first quarter of fiscal year 2013 on pre-tax losses of $4.8 million compared to an estimated income tax benefit of $1.6 million on pre-tax losses of $4.4 million in the first quarter of fiscal year 2012.

Our estimated effective tax rate for the first quarter of fiscal year 2013 was 34.7% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the first quarter of fiscal year 2012 was 36.2% inclusive of certain discrete items.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three months ended January 31, 2013 and 2012:

	Quarters Ended January 31,
	2013		2012
Revenues:
Agribusiness	$16,298,000	93%	$9,202,000	90%
Rental operations	1,036,000	6%	991,000	9%
Real estate development	48,000	1%	44,000	1%
Total revenues	17,382,000	100%	10,237,000	100%
Costs and expenses:
Agribusiness	18,587,000	82%	11,390,000	76%
Rental operations	619,000	3%	568,000	4%
Real estate development	243,000	1%	248,000	2%
Corporate and other	3,265,000	14%	2,771,000	18%
Total costs and expenses	22,714,000	100%	14,977,000	100%
Operating (loss) income:
Agribusiness	(2,289,000)		(2,188,000)
Rental operations	417,000		423,000
Real estate development	(195,000)		(204,000)
Corporate and other	(3,265,000)		(2,771,000)
Total operating loss	$(5,332,000)		$(4,740,000)

First Quarter of Fiscal Year 2013 Compared to the First Quarter of Fiscal Year 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the first quarter of fiscal year 2013 our agribusiness segment revenue was $16.3 million compared to $9.2 million for the first quarter of fiscal year 2012. The 77% increase of $7.1 million primarily reflected higher lemon and navel revenues for the fiscal 2013 first quarter compared to the fiscal 2012 first quarter. The increase in agribusiness revenue consists of the following:

•	Lemon revenue for the first quarter of fiscal year 2013 was $6.2 million higher than the first quarter of fiscal year 2012.

•	Avocado revenue for the first quarter of fiscal year 2013 was $0.1 million lower than the first quarter of fiscal year 2012.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2013 was $1.0 million higher than the first quarter of fiscal year 2012.

•	Specialty citrus and other crop revenue was similar quarter to quarter.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for lemons procured from third-party growers, and depreciation expense. For the first quarter of fiscal year 2013, our costs and expenses were $18.6 million compared to $11.4 million for the first quarter of fiscal year 2012. The 63% increase of $7.2 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2013 were $2.1 million higher than the first quarter of fiscal year 2012.

•	Harvest costs for the first quarter of fiscal year 2013 were $0.1 million higher than the first quarter of fiscal year 2012.

•	Growing costs for the first quarter of fiscal year 2013 were $0.7 million higher than the first quarter of fiscal year 2012.

•	Third-party grower costs for the first quarter of fiscal year 2013 were $4.3 million higher than the first quarter of fiscal year 2012.

•	Depreciation expense for the first quarter of fiscal year 2013 was $31,000 higher than the first quarter of fiscal year 2012.

Rental Operations

Our rental operations had revenues of $1.0 million in the first quarters of fiscal years 2013 and 2012. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.5 million in the first quarters of fiscal years 2013 and 2012. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2013 and 2012.

Costs and expenses in our real estate development segment were similar quarter to quarter at approximately $0.2 million.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the first quarter of fiscal year 2013 were $0.5 million higher than the first quarter of fiscal year 2012. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Seasonal Operations

Historically, our agribusiness operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended January 31,
Revenues:	2013	2012
Agribusiness	$68,649,000	$50,412,000
Rental	4,068,000	3,969,000
Real estate development	256,000	2,450,000
Total revenues	72,973,000	56,831,000
Costs and expenses:
Agribusiness	54,497,000	38,932,000
Rental	2,469,000	2,238,000
Real estate development	1,032,000	3,509,000
Impairments of real estate development assets	-	1,196,000
Selling, general and administrative	11,011,000	9,149,000
Total costs and expenses	69,009,000	55,024,000
Operating income	3,964,000	1,807,000
Other income (expense):
Interest expense	(457,000)	(1,081,000)
Interest income related to derivative instruments	801,000	219,000
Gain on sale of Rancho Refugio/Caldwell Ranch.	-	1,351,000
Interest income and other	239,000	590,000
Total other income	583,000	1,079,000
Net income before income taxes and equity in earnings in investments	4,547,000	2,886,000
Income tax provision	(1,903,000)	(839,000)
Equity in earnings of investments	193,000	69,000
Net income	$2,837,000	$2,116,000

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

Cash Flows from Operating Activities

For the first quarters of fiscal years 2013 and 2012, net cash used in operating activities was $4.9 million and $5.0 million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2013 was $3.1 million compared to $2.8 million for the first quarter of fiscal year 2012. The increase of $0.3 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily attributable to an increase in operating loss of $0.6 million offset by a $0.2 million increase in other income and a $0.1 million increase in income tax benefit.

•	Depreciation and amortization remained consistent period to period at $0.5 million primarily because the balance of depreciable assets did not change significantly.

•	Loss on disposals/sales of fixed assets of $0.2 million in the first quarter of fiscal year 2012 was the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first quarter of fiscal year 2013.

•	Non-cash stock compensation expense was $0.4 million in the first quarter of fiscal year 2013 compared to $0.3 million in the first quarter of fiscal year 2012. First quarter fiscal year 2013 includes two months vesting of the 2010 stock grant plus three months vesting of the 2012 stock grant. First quarter fiscal year 2012 includes three months vesting of the 2010 stock grant.

•	Non-cash interest income on derivative instruments remained consistent period to period at $0.2 million and consisted of $0.3 million of mark to market adjustments to the underlying fair value liability, partially offset by $0.1 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $3.5 million in operating cash flows in the three months ended January 31, 2013 compared to using $2.9 million in operating cash flows for the same period of fiscal year 2012. This increase was primarily the result of an increase of $3.3 million in accounts receivable during the three months ended January 31, 2013 compared to an increase of $2.8 million in accounts receivable during the three months ended January 31, 2012, which was the result of higher agricultural revenue in the first quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	Cultural costs provided $0.5 million more cash in the three months ended January 31, 2013 compared to the same period of fiscal year 2012 primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2013 and the related increase in amortization of such costs during the first quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	Income taxes receivable is $0.1 million higher in the first quarter of fiscal year 2013 primarily due to a $0.4 million increase in pre-tax losses compared to the first quarter of fiscal year 2012.

•	Accounts payable and growers payable provided $3.6 million of cash from operating activities in the three months ended January 31, 2013 compared to $2.0 million in the same period of fiscal year 2012. This increase was primarily due to higher volume of the lemons we procured from third-party growers during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.

•	Accrued liabilities used $1.3 million in operating cash flows in the first quarter of fiscal year 2013 compared to $0.1 million in the same period of fiscal year 2012. This was primarily due to $0.8 million of accrued bonuses at October 31, 2012 for fiscal year 2012 that were paid in the three months ended January 31, 2013 compared to no accrued bonuses for fiscal year 2011 and as of October 31, 2011.

•	Other long-term liabilities provided $0.2 million of operating cash flows in the first quarter of fiscal year 2013 and represents non-cash pension expense for the period. The $0.1 million in operating cash flows provided in the first quarter of fiscal year 2012 represents $0.2 million of non-cash pension expense for the period, partially offset by a $0.1 million pension contribution.

Cash Flows from Investing Activities

For the three months ended January 31, 2013, net cash used in investing activities was $2.0 million compared to $1.7 million for the same period in fiscal year 2012.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $1.9 million in the first quarter of fiscal year 2013, comprised of $0.8 million for property, plant and equipment and $1.1 million for real estate development projects. Capital expenditures were $1.7 million in the first quarter of fiscal year 2012, comprised of $0.6 million for property, plant and equipment and $1.1 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2013, net cash provided by financing activities was $6.9 million compared to $6.7 million for the same period in fiscal year 2012. The $0.2 million increase in net cash flows from financing activities for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 is primarily due to net borrowings of long-term debt in the amount of $7.4 million in the first quarter of fiscal year 2013 and $7.1 million of net borrowings in the first quarter of fiscal year 2012, which is largely the result of a $0.3 million decrease in cash flows from investing activities in the first quarter of fiscal year 2013. Additionally, we paid common and preferred dividends $0.5 million in the first quarter of fiscal year 2013 compared to $0.4 million in first quarter of fiscal year 2012.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2013. In addition, we have the ability to control the timing of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of January 31, 2013, our outstanding borrowings under the Rabobank Credit Facility were $68.8 million and we had $18.2 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus 1.50%. The interest rate resets on the first of each month and was 1.71% at January 31, 2013. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at January 31, 2013, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

Our Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective April 2010, our Company fixed the interest rate at 5.13% utilizing interest rate swaps on $42.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

In February 2013, we repaid approximately $22.6 million of our outstanding borrowings under the Rabobank Credit facility with the proceeds from our common stock offering. See “- Public offering of Common Stock.”

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2013, we had an aggregate of approximately $28.2 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2013, we had $5.6 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at January 31, 2013. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. As of January 31, 2013, we had $0.9 million outstanding under the Farm Credit West Term Loan that matures in May 2032. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through 2032. The interest rate resets monthly and was 3.25% at January 31, 2013. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2013, our wholly-owned subsidiary, Windfall Investors, LLC, had $8.7 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of January 31, 2013, we had $13.0 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 3.50% at January 31, 2013. The terms require us to remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project. This line of credit is secured by certain of our agricultural properties.

The Farm Credit West Term Loans and Farm Credit West Line of Credit contain various conditions, covenants and requirements with which our Company and Windfall Investors, LLC must comply. In addition, our Company and Windfall Investors are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

In February 2013, we repaid approximately $12.5 million of our outstanding borrowings under the Farm Credit West Non-Revolving Line of Credit and repaid the entire approximately $0.9 million outstanding under the Farm Credit West Term Loan maturing May 2032 with the proceeds from our common stock offering. See “-Public Offering of Common Stock”.

Public Offering of Common Stock

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement.  The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled approximately $38,300,000 and after an underwriting discount of approximately $2,100,000 and other offering expenses of approximately $200,000, the net proceeds were approximately $36,000,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At January 31, 2013, our Company had an interest rate swap agreement which locks in the interest rate on $42.0 million of its $97.0 million in debt at approximately 5.13% until June 2013. Of the remaining $55.0 million in debt, $46.3 million bears interest at a variable rate, which was 3.50% or less at January 31, 2013 and $8.7 million bears interest at a fixed rate of 3.65% which becomes variable in November 2014. Our interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest expense. In November 2011, we entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. Additional information, regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Contractual Obligations

The following table presents our Company’s contractual obligations at January 31, 2013 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	<1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$41,348,000	$250,000	$529,000	$569,000	$40,000,000
Variable rate debt (principal)	55,655,000	517,000	1,084,000	1,157,000	52,897,000
Operating lease obligations	10,190,000	1,848,000	2,797,000	2,778,000	2,767,000
Total contractual obligations	$107,193,000	$2,615,000	$4,410,000	$4,504,000	$95,664,000

Interest payments on fixed and variable rate debt	$23,179,000	$3,861,000	$7,660,000	$7,532,000	$4,126,000

During February 2013, we repaid approximately $36,000,000 of our long-term debt with the proceeds from our public equity offering. See “-Public Offering of Common Stock”.

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2013. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 10 to the unaudited consolidated financial statements for the three months ended and as of January 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2012.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2012, 2011 and 2010. We paid a preferred stock dividend of approximately $0.1 million in January 2013.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our unaudited consolidated financial statements for the quarter ended January 31, 2013, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During three months ended January 31, 2013, our Company made contributions of $27,000 to this Plan and we expect to contribute approximately $0.4 million to the Plan in fiscal year 2013.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in fiscal year 2014, were $0.2 million in each of the quarters ended January 31, 2013 and 2012 and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. In accordance with the terms of the lease agreements, we did not share in the citrus crop revenue in our fiscal year ending October 31, 2012. We incurred $152,000 and $44,000 of lease expense in the three months ended January 31, 2013 and 2012, respectively, related to these leases.

We lease pollination equipment under a lease through 2013 and we also lease machinery and equipment for our lemon packing operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to our Company, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward. While we are frequently engaged in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended January 31, 2013 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Agribusiness revenue – Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from or packinghouse. Revenue from the sales of certain of our Company’s agricultural products is recorded based on estimated proceeds provided by certain of our Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by our Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, our Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to our Company by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first quarter of fiscal year 2013, we capitalized approximately $1.3 million of costs related to our real estate projects and expensed approximately $0.2 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years, we recorded impairment charges of zero, $1.2 million and $2.4 million in fiscal years 2012, 2011 and 2010, respectively.  These charges were based on independent appraisals and other factors and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the SEC on January 14, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the SEC on January 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2013 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2012 through November 30, 2012	-	$-	-	-
December 1, 2012 through December 31, 2012	-	-	-	-
January 1, 2013 through January 31, 2013	9,856	$21.35	-	-
Total	9,856		-	-

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

LIMONEIRA COMPANY

March 12, 2013	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2013	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

