Form 10-Q
period 2013-04-30
Limoneira CO
filed 2013-06-10
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

As of May 31, 2013, there were 13,305,931 shares outstanding of the registrant’s common stock.

1

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	general economic conditions for residential and commercial real estate development:

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2013	October 31, 2012
Assets
Current assets:
Cash	$34,000	$11,000
Accounts receivable, net	10,246,000	4,252,000
Notes receivable – related parties	11,000	42,000
Cultural costs	1,302,000	2,254,000
Prepaid expenses and other current assets	2,770,000	2,116,000
Income taxes receivable	641,000	712,000
Total current assets	15,004,000	9,387,000

Property, plant and equipment, net	54,701,000	53,380,000
Real estate development	80,503,000	77,772,000
Equity in investments	7,283,000	8,947,000
Investment in Calavo Growers, Inc.	14,180,000	15,701,000
Notes receivable – related parties	16,000	16,000
Notes receivable	1,985,000	2,296,000
Other assets	5,455,000	5,123,000
Total assets	$179,127,000	$172,622,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,861,000	$3,670,000
Growers payable	2,740,000	2,085,000
Accrued liabilities	2,867,000	4,017,000
Fair value of derivative instrument	359,000	1,072,000
Current portion of long-term debt	741,000	760,000
Total current liabilities	12,568,000	11,604,000
Long-term liabilities:
Long-term debt, less current portion	59,118,000	88,875,000
Deferred income taxes	10,727,000	10,488,000
Other long-term liabilities	9,082,000	8,953,000
Total long-term liabilities	78,927,000	108,316,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2013 and October 31, 2012) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at April 30, 2013 and October 31, 2012)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
13,305,931 and 11,203,180 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively)	133,000	112,000
Additional paid-in capital	71,931,000	35,714,000
Retained earnings	14,731,000	16,398,000
Accumulated other comprehensive loss	(2,163,000)	(2,522,000)
Total stockholders’ equity	87,632,000	52,702,000
Total liabilities and stockholders’ equity	$179,127,000	$172,622,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Revenues:
Agribusiness	$22,190,000	$15,046,000	$38,488,000	$24,248,000
Rental operations	1,055,000	1,006,000	2,091,000	1,997,000
Real estate development	41,000	44,000	89,000	88,000
Total revenues	23,286,000	16,096,000	40,668,000	26,333,000
Costs and expenses:
Agribusiness	17,262,000	11,680,000	35,849,000	23,070,000
Rental operations	638,000	530,000	1,257,000	1,098,000
Real estate development	226,000	241,000	469,000	489,000
Selling, general and administrative	2,774,000	2,513,000	6,039,000	5,284,000
Total costs and expenses	20,900,000	14,964,000	43,614,000	29,941,000
Operating income (loss)	2,386,000	1,132,000	(2,946,000)	(3,608,000)
Other income (expense):
Interest expense	-	(71,000)	(124,000)	(246,000)
Interest income from derivative instrument	221,000	196,000	442,000	355,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-	3,138,000	-
Interest income	22,000	27,000	46,000	52,000
Other (expense) income, net	(29,000)	(137,000)	388,000	208,000
Total other income	3,352,000	15,000	3,890,000	369,000

Income before income tax (provision) benefit and equity in losses of investments	5,738,000	1,147,000	944,000	(3,239,000)
Income tax (provision) benefit	(1,427,000)	(385,000)	228,000	1,195,000
Equity in losses of investments	(1,806,000)	(25,000)	(1,789,000)	(28,000)
Net income (loss)	2,505,000	737,000	(617,000)	(2,072,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net income (loss) applicable to common stock	$2,440,000	$672,000	$(748,000)	$(2,203,000)

Basic net income (loss) per common share	$0.19	$0.06	$(0.06)	$(0.20)

Diluted net income (loss) per common share	$0.19	$0.06	$(0.06)	$(0.20)

Dividends per common share	$0.04	$0.03	$0.08	$0.06

Weighted-average common shares outstanding-basic	12,789,000	11,201,000	12,114,000	11,203,000
Weighted-average common shares outstanding-diluted	12,789,000	11,201,000	12,114,000	11,203,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012

Net income (loss)	$2,505,000	$737,000	$(617,000)	$(2,072,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	155,000	124,000	310,000	246,000
Unrealized holding gains (losses) on security available-for-sale	(442,000)	592,000	78,000	2,446,000
Unrealized gains (losses) from derivative instruments	(255,000)	71,000	(29,000)	(912,000)
Total other comprehensive income (loss), net of tax	(542,000)	787,000	359,000	1,780,000
Comprehensive income (loss)	$1,963,000	$1,524,000	$(258,000)	$(292,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2013	2012
Operating activities
Net loss	$(617,000)	$(2,072,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,087,000	1,066,000
Gain on sale of stock in Calavo Growers, Inc.	(3,138,000)	-
Loss on disposals/sales of assets	-	205,000
Stock compensation expense	551,000	451,000
Equity in losses of investments	1,789,000	28,000
Amortization of deferred financing costs	20,000	21,000
Non-cash interest income on derivative instruments	(442,000)	(355,000)
Accrued interest on notes receivable	(39,000)	(39,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,199,000)	(4,693,000)
Cultural costs	952,000	(195,000)
Prepaid expenses and other current assets	(605,000)	(866,000)
Income taxes receivable	71,000	(795,000)
Other assets	(121,000)	(96,000)
Accounts payable and growers payable	2,278,000	3,872,000
Accrued liabilities	(1,292,000)	328,000
Other long-term liabilities	326,000	116,000
Net cash used in operating activities	(5,379,000)	(3,024,000)

Investing activities
Capital expenditures	(4,692,000)	(3,774,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	4,788,000	-
Equity investment contributions	(125,000)	(98,000)
Collection of note receivable	350,000	-
Investments in mutual water companies and water rights	(16,000)	(15,000)
Other	-	(15,000)
Net cash provided by (used in) investing activities	305,000	(3,902,000)

Financing activities
Borrowings of long-term debt	34,540,000	18,695,000
Repayments of long-term debt	(64,316,000)	(10,846,000)
Dividends paid – Common	(919,000)	(700,000)
Dividends paid – Preferred	(131,000)	(131,000)
Net proceeds from issuance of common stock	35,923,000	-
Repurchase of common stock	-	(6,000)
Payments of debt financing costs	-	(91,000)
Net cash provided by financing activities	5,097,000	6,921,000

Net increase (decrease) in cash	23,000	(5,000)
Cash at beginning of period	11,000	21,000
Cash at end of period	$34,000	$16,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,705,000	$1,770,000
Cash paid during the period for income taxes, net of (refunds) received	$(300,000)	$(400,000)
Non-cash investing and financing transactions:
Unrealized holding gain on investment in Calavo Growers, Inc.	$(130,000)	$(4,063,000)
Capital expenditures accrued but not paid at period-end	$256,000	$45,000
Accrued interest on note receivable	$39,000	$39,000
Accrued investment contribution obligation in water company	$270,000	$270,000

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

The unaudited interim consolidated financial statements for the three and six months ended April 30, 2013 and 2012 and balance sheet as of April 30, 2013 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2013 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2012 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the October 31, 2012 consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2012.

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

FASB ASU 2012-04, Technical Corrections and Improvements.

In October 2012, the FASB issued guidance clarifying the Codification correcting unintended application of guidance, which includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance, and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on our financial statements.

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2013, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$14,180,000	$–	$–	$14,180,000
Liabilities at fair value:
Derivatives	$–	$3,444,000	$–	$3,444,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 3.4% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2013 was $28.36 per share.

Derivatives consist of interest rate swaps (see Note 11), the fair values of which are estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. At April 30, 2013 and October 31, 2012, the allowances totaled $142,000 and $109,000, respectively.

5. Concentrations

The Company’s primary concentrations of credit risk at April 30, 2013 consist of $1,349,000 and $1,037,000 due from two third-party packinghouses, respectively, for oranges and specialty citrus. Sales to these two packinghouses represented 8% and 6% of total revenues in the three months ended April 30, 2013, respectively, and 6% and 4% of total revenues in the six months ended April 30, 2013, respectively. The Company sells all of its avocado production to Calavo.

Lemons procured from third-party growers were 43% of lemon supply in the three months ended April 30, 2013, of which one third-party grower was 14% of lemon supply. Lemons procured from third-party growers were 66% of lemon supply in the six months ended April 30, 2013, of which two third-party growers were 23% and 16% of lemon supply, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2013	October 31, 2012

East Areas 1 and 2	$49,198,000	$47,384,000
Templeton Santa Barbara, LLC	11,038,000	10,532,000
Windfall Investors, LLC	20,267,000	19,856,000
	$80,503,000	$77,772,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2013 and 2012, the Company capitalized $1,003,000 and $606,000, respectively, of costs related to these projects. During the six months ended April 30, 2013 and 2012, the Company capitalized $1,814,000 and $1,315,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $2,000 and $33,000 in the three months ended April 30, 2013 and 2012, respectively, and $4,000 and $39,000 in the six months ended April 30, 2013 and 2012, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004, that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee, in cash or common stock at the discretion of the Company, in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment. The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area I or (c) the second anniversary of the property annexation (each a “Success Fee Event”). In February 2013, East Area 1 was annexed into the City of Santa Paula. Annexation was required in order to re-zone the land for residential, commercial and light industrial development. As of April 30, 2013, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of April 30, 2013, $150,000 has been accrued for the cost of the study.

On May 8, 2013, the Company amended the mitigation agreement it has with the Santa Paula Union High School District, which is associated with the East Area 1 development agreement. In exchange for the release of approximately 7 acres of property previously reserved for school facilities within East Area 1, subject to certain conditions, the amendment requires the Company to pay a total of $1,750,000 comprised of a $1,000,000 payment expected to be paid in June of 2013 and an increase in school facility fees of $1,500 per unit for each of the first 500 certificates of occupancy issued in connection with the residential development of East Area 1. Such costs will be capitalized as real estate development costs.

In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of our East Area 2 real estate development project into the City of Santa Paula. The annexation is expected to be completed and recorded during June 2013.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2013 were $3,069,000, $3,331,000 and $4,638,000, respectively, and at October 31, 2012 were $2,889,000, $3,165,000 and $4,478,000, respectively.

During the three months ended April 30, 2013 and 2012, the Company capitalized $231,000 and $309,000, respectively, of costs related to these real estate parcels. During the six months ended April 30, 2013 and 2012, the Company capitalized $506,000 and $506,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $8,000 and $3,000 in the three months ended April 30, 2013 and 2012, respectively, and $26,000 and $16,000 in the six months ended April 30, 2013 and 2012, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of $45,000 and $44,000 to East Ridge during the three months ended April 30, 2013 and 2012, respectively and $91,000 and $88,000 during the six month periods ended April 30, 2013 and 2012, respectively. Since the Company has significant influence over, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s consolidated balance sheets.

On April 8, 2013, the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The property is located in the city of Santa Maria, County of Santa Barbara, California and includes approximately 40 acres of land. The transaction is expected to close in June 2013 and will generate net proceeds of approximately $5,750,000. During April 2013, the Company wrote down its investment in HM East Ridge. LLC and recognized a loss of $1,814,000, which is included in equity in losses of investments in the accompanying consolidated statements of operations.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended April 30, 2013 and 2012, the Company capitalized $167,000 and $167,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2013 and 2012, the Company capitalized $411,000 and $402,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $175,000 and $164,000, in the three months ended April 30, 2013 and 2012, respectively, and $350,000 and $349,000 in the six months ended April 30, 2013 and 2012, respectively.

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

On April 11, 2013, the Company sold 165,000 shares of Calavo stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to the 2005 stock purchase agreement between the companies. Following the sale, the Company continues to own 500,000 shares of Calavo common stock. The net proceeds to the Company from the sale were $4,788,000 and the Company recognized a gain of $3,138,000.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding (losses) gains of ($734,000) (($442,000) net of tax) and $984,000 ($592,000, net of tax), during the three months ended April 30, 2013 and 2012, respectively. The Company recorded unrealized holding gains of $130,000 ($78,000 net of tax) and $4,063,000 ($2,446,000 net of tax), during the six months ended April 30, 2013 and 2012, respectively.

8. Notes Receivable

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from certain related parties of $27,000 and $58,000 at April 30, 2013 and October 31, 2012, respectively.

In February 2013, the Company received $350,000 from the lessee of a retail facility owned by the Company for payment in full of a note receivable issued in connection with tenant improvements made to the property.

9. Other Assets

Other assets consist of the following:

	April 30, 2013	October 31, 2012

Investments in mutual water companies	$2,076,000	$1,791,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,488,000	1,437,000
Revolving funds and memberships	355,000	359,000
	$5,455,000	$5,123,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2013	October 31, 2012
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 At April 30, 2013 and October 31, 2012. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.20% at April 30, 2013 plus 1.50%. Interest is payable monthly and the principal is due in full in June 2018.	$45,214,000	$61,261,000

Farm Credit West term loan secured by property with a net book value of $11,621,000 at April 30, 2013 and $11,626,000 at October 31, 2012. The interest rate is variable and was 3.25% at April 30, 2013. The loan is payable in quarterly installments through November 2022.	5,505,000	5,743,000

Farm Credit West term loan secured by property with a net book value of $11,626,000 at October 31, 2012. The interest rate was variable and was 3.25% at October 31, 2012. The loan was paid in full in February 2013.	-	861,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,877,000 at April 30, 2013 and $3,864,000 at October 31, 2012. The interest rate is variable and was 3.50% at April 30, 2013. Interest is payable monthly and the principal is due in full in May 2018.	492,000	13,000,000

Farm Credit West term loan secured by property with a net book value of $20,267,000 at April 30, 2013 and $19,856,000 at October 31, 2012. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	8,648,000	8,770,000

Subtotal	59,859,000	89,635,000
Less current portion	741,000	760,000
Total long-term debt, less current portion	$59,118,000	$88,875,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at April 30, 2013, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end.

During February 2013, the Company repaid $35,923,000 of its long-term debt with the proceeds from its public offering as described in Note 19.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $517,000 and $665,000 during the three months ended April 30, 2013 and 2012, respectively, and $1,294,000 and $1,372,000 during the six months ended April 30, 2013 and 2012, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2013	October 31, 2012	April 30, 2013	October 31, 2012
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2013	$42,000,000	$42,000,000	$359,000	$1,072,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$3,085,000	$2,768,000

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance is being amortized and included in interest income from derivative instruments over the remaining period of the original swap agreements. Amortization for each of the three month periods ended April 30, 2013 and 2012 was $135,000. Amortization for the six month periods ended April 30, 2013 and 2012 was $271,000 and $270,000, respectively. The remaining accumulated other comprehensive loss balance is $90,000, net of amortization of $1,925,000 at April 30, 2013.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability are being recorded in interest income from derivative instruments and the liability balance continues to be recorded in other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three month periods ended April 30, 2013 and 2012 resulted in non-cash interest income of $356,000 and $331,000, respectively. The mark to market adjustments recognized by the Company during the six month periods ended April 30, 2013 and 2012 resulted in non-cash interest income of $713,000 and $625,000, respectively.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in other long-term liabilities and related accumulated other comprehensive loss at April 30, 2013 and October 31, 2012.

12. Basic and Diluted Net Income per Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. There was no dilution due to stock-based compensation for the three and six month periods ended April 30, 2013 and 2012. The Series B convertible preferred shares are anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $145,000 and $144,000 of rental income from employees in the three months ended April 30, 2013 and 2012, respectively. The Company recorded $265,000 and $266,000 of rental income from employees in the six months ended April 30, 2013 and 2012, respectively. There were no rental payments due from employees at April 30, 2013 and October 31, 2012.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $130,000 and $127,000 in the three months ended April 30, 2013 and 2012, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $690,000 and $657,000 in the six months ended April 30, 2013 and 2012, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $319,000 and $20,000 at April 30, 2013 and October 31, 2012, respectively.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $107,000 and $53,000 from the association in the three months ended April 30, 2013 and 2012, respectively. The Company purchased services and supplies of $363,000 and $486,000 from the association in the six months ended April 30, 2013 and 2012, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $15,000 and $72,000 at April 30, 2013 and October 31, 2012, respectively.

The Company recorded dividend income of $432,000 and $366,000 in the six months ended April 30, 2013 and 2012, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $2,700,000 and $601,000 of avocado sales to Calavo for the three months ended April 30, 2013 and 2012, respectively. The Company had $2,707,000 and $725,000 of avocado sales to Calavo for the six months ended April 30, 2013 and 2012, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The amounts receivable from Calavo were $1,138,000 and zero at April 30, 2013 and October 31, 2012, respectively. Additionally, the Company leases office space to Calavo and received rental income of $69,000 and $66,000 in the three months ended April 30, 2013 and 2012, respectively. The Company received rental income from Calavo of $136,000 and $131,000 in the six months ended April 30, 2013 and 2012, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2013 and 2012, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $203,000 and $388,000, respectively. During the six months ended April 30, 2013 and 2012, the aggregate amount was $225,000 and $473,000, respectively. Such amounts are included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were zero and $705,000 at April 30, 2013 and October 31, 2012, respectively.

14. Income Taxes

The Company’s effective tax rate for the first six months of fiscal year 2013 is approximately 27.0%, inclusive of certain discrete items and an adjustment to reconcile the fiscal year 2012 tax provision to the 2012 tax return.

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2013. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2013.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 and $159,000 during the three month periods ended April 30, 2013 and 2012, respectively, and $152,000 and $266,000 during the six month periods ended April 30, 2013 and 2012, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2013	2012

Service cost	$41,000	$37,000
Interest cost	180,000	201,000
Expected return on plan assets	(240,000)	(248,000)
Recognized actuarial loss	258,000	205,000
Net periodic pension cost	$239,000	$195,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2013	2012

Service cost	$82,000	$73,000
Interest cost	360,000	402,000
Expected return on plan assets	(480,000)	(495,000)
Recognized actuarial loss	516,000	409,000
Net periodic pension cost	$478,000	$389,000

16. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2013	October 31, 2012

Minimum pension liability	$5,942,000	$6,130,000
Fair value of derivative instrument	3,085,000	2,768,000
Other	55,000	55,000
	$9,082,000	$8,953,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Stockholders’ Equity

As of April 30, 2013, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase obligation. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2013 and October 31, 2012, respectively.

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2012, 34,721 shares of common stock were issued to management under the Stock Plan for fiscal year 2012 performance. This resulted in total compensation expense of approximately $657,000, with $216,000 recognized in the year-ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Shares will be granted for fiscal year 2013, when it is determined whether or not the performance criteria have been achieved. Stock-based compensation expense is recognized over the performance and vesting periods and is summarized as follows:

		Three Months Ended April 30,		Six Months Ended April 30,
Performance Year	Shares Granted	2013	2012	2013	2012
2010	62,287	$-	$137,000	$91,000	$273,000
2012	34,721	50,000	-	110,000	-
2013	-	75,000	-	150,000	-
		$125,000	$137,000	$351,000	$273,000

During January 2013, members of management exchanged 9,642 and 214 shares of common stock with fair market values of $21.40 and $18.92 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2013, 9,040 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company incurred no stock-based compensation to non-employee directors during each of the three month periods ended April 30, 2013 and 2012. The Company recognized $200,000 and $180,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2013 and 2012, respectively.

During February 2013, members of management exchanged 1,154 shares of common stock with a fair market value of $21.75 per share (at the date of the exchange) for the repayment of notes issued in relation to payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During February 2013, the Company sold 2,070,000 shares of common stock at a price of $18.50 per share. See Note 19.

On May 21, 2013, the Company’s board of directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. The shares will be issued on or about June 30, 2013 and the number of shares will be based on the stock price on June 30, 2013. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

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

Segment information for the three months ended April 30, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$22,190,000	$1,055,000	$41,000	$–	$23,286,000
Costs and expenses	16,876,000	547,000	208,000	2,724,000	20,355,000
Depreciation and amortization	386,000	91,000	18,000	50,000	545,000
Operating income (loss)	$4,928,000	$417,000	$(185,000)	$(2,774,000)	$2,386,000

Segment information for the three months ended April 30, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$15,046,000	$1,006,000	$44,000	$–	$16,096,000
Costs and expenses	11,294,000	437,000	228,000	2,459,000	14,418,000
Depreciation and amortization	386,000	93,000	13,000	54,000	546,000
Operating income (loss)	$3,366,000	$476,000	$(197,000)	$(2,513,000)	$1,132,000

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2013	April 30, 2012

Lemons	$15,513,000	$12,398,000
Avocados	2,700,000	601,000
Navel and Valencia oranges	2,258,000	788,000
Specialty citrus and other crops	1,719,000	1,259,000
Agribusiness revenues	22,190,000	15,046,000

Rental operations	601,000	579,000
Leased land	428,000	380,000
Organic recycling and other	26,000	47,000
Rental operations revenues	1,055,000	1,006,000

Real estate development revenues	41,000	44,000
Total revenues	$23,286,000	$16,096,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the six months ended April 30, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$38,488,000	$2,091,000	$89,000	$–	$40,668,000
Costs and expenses	35,070,000	1,077,000	438,000	5,942,000	42,527,000
Depreciation and amortization	779,000	180,000	31,000	97,000	1,087,000
Operating income (loss)	$2,639,000	$834,000	$(380,000)	$(6,039,000)	$(2,946,000)

Segment information for the six months ended April 30, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$24,248,000	$1,997,000	$88,000	$–	$26,333,000
Costs and expenses	22,322,000	913,000	463,000	5,177,000	28,875,000
Depreciation and amortization	748,000	185,000	26,000	107,000	1,066,000
Operating income (loss)	$1,178,000	$899,000	$(401,000)	$(5,284,000)	$(3,608,000)

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2013	April 30, 2012

Lemons	$29,481,000	$20,165,000
Avocados	2,707,000	725,000
Navel and Valencia oranges	3,698,000	1,288,000
Specialty citrus and other crops	2,602,000	2,070,000
Agribusiness revenues	38,488,000	24,248,000

Rental operations	1,185,000	1,138,000
Leased land	859,000	758,000
Organic recycling and other	47,000	101,000
Rental operations revenues	2,091,000	1,997,000

Real estate development revenues	89,000	88,000
Total revenues	$40,668,000	$26,333,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Public Offering of Common Stock

On August 24, 2011, the Company’s shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, the Company completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement. The offering represented 16% of the Company’s outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, the Company had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $266,000, the net proceeds were $35,923,000. The planned uses of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, the Company used the net offering proceeds to repay long-term debt.

20. Subsequent Events

The Company has evaluated events subsequent to April 30, 2013 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 8,271 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 93%, 88% and 87% of our fiscal year 2012, 2011 and 2010 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended April 30, 2013, lemon sales were comprised of approximately 76% to U.S. and Canada-based customers, 22% to domestic exporters and 2% to international customers. During the six months ended April 30, 2013, lemon sales were comprised of approximately 71% to U.S. and Canada-based customers, 28% to domestic exporters and 1% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

Historically, our agricultural operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of the crops being harvested. Cultural costs in our agribusiness segment tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low or high temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season. We believe we have a competitive advantage by operating our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed. As a result, cost per carton is a function of fruit throughput. While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from other growers. Because the fresh utilization rate for our lemons, or the percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound carton, we only pack lemons from other growers if we determine their lemons are of high quality.

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

In addition to growing lemons and avocados, we also grow oranges, specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons. We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends. For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased. As a result, we have focused our orange production on high quality late season Navel and Valencia oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets. We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits. Because we carefully monitor the respective markets of specialty citrus and other crops, we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

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

Recent Developments

In February, 2013, our East Area 1 real estate development project was annexed into the City of Santa Paula. The annexation enables us to proceed with our master planned community project consisting of 1,500 residential units, 210,000 square feet of commercial space and 350,000 square feet of light industrial space. Annexation into the City of Santa Paula was required in order to re-zone the land for residential, commercial and light industrial development. We plan to begin tract mapping of the area for development, applying for infrastructure building permits and expect to break ground on the project in 2014. In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of our East Area 2 real estate development project into the City of Santa Paula. The annexation is expected to be completed and recorded during June 2013.

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement. The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $266,000, the net proceeds were $35,923,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

On March 25, 2013, we declared a $0.0375 per share dividend paid on April 16, 2013 in the aggregate amount of $499,000 to common shareholders of record on April 8, 2013.

In April 2013, we purchased land for use as a citrus orchard for a purchase price of $375,000 cash. The acquisition was for approximately 25 acres of agricultural property located adjacent to the Sheldon Ranch. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land.

On April 8, 2013, the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The property is located in the city of Santa Maria, County of Santa Barbara, California and includes approximately 40 acres of land. The transaction is expected to close in June 2013 and will generate net proceeds of approximately $5,750,000. During April 2013, the Company wrote down its investment in HM East Ridge, LLC and recognized a loss of $1,814,000, which is included in equity in losses of investments in the accompanying consolidated statements of operations.

On April 11, 2013, we sold 165,000 shares of Calavo Growers, Inc. (“Calavo ”) common stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to a stock purchase agreement between the companies in 2005. Following the sale of shares of Calavo, we continue to own 500,000 shares of Calavo common stock. The net proceeds to our Company from the sale were approximately $4.8 million, resulting in a gain of $3.1 million. We used the proceeds to repay our long-term debt.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Revenues:
Agribusiness	$22,190,000	$15,046,000	$38,488,000	$24,248,000
Rental operations	1,055,000	1,006,000	2,091,000	1,997,000
Real estate development	41,000	44,000	89,000	88,000
Total revenues	23,286,000	16,096,000	40,668,000	26,333,000
Costs and expenses:
Agribusiness	17,262,000	11,680,000	35,849,000	23,070,000
Rental operations	638,000	530,000	1,257,000	1,098,000
Real estate development	226,000	241,000	469,000	489,000
Selling, general and administrative	2,774,000	2,513,000	6,039,000	5,284,000
Total costs and expenses	20,900,000	14,964,000	43,614,000	29,941,000
Operating income (loss):
Agribusiness	4,928,000	3,366,000	2,639,000	1,178,000
Rental operations	417,000	476,000	834,000	899,000
Real estate development	(185,000)	(197,000)	(380,000)	(401,000)
Selling, general and administrative	(2,774,000)	(2,513,000)	(6,039,000)	(5,284,000)
Operating income (loss)	2,386,000	1,132,000	(2,946,000)	(3,608,000)
Other income (expense):
Interest expense	-	(71,000)	(124,000)	(246,000)
Interest income from derivative instrument	221,000	196,000	442,000	355,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-	3,138,000	-
Interest income and other	(7,000)	(110,000)	434,000	260,000
Total other income	3,352,000	15,000	3,890,000	369,000
Income tax (provision) benefit	(1,427,000)	(385,000)	228,000	1,195,000
Equity in losses of investments	(1,806,000)	(25,000)	(1,789,000)	(28,000)
Net income (loss)	$2,505,000	$737,000	$(617,000)	$(2,072,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net income (loss) which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Net income (loss)	$2,505,000	$737,000	$(617,000)	$(2,072,000)
Total interest income, net	(243,000)	(152,000)	(364,000)	(161,000)
Income taxes	1,427,000	385,000	(228,000)	(1,195,000)
Depreciation and amortization	545,000	546,000	1,087,000	1,066,000
EBITDA	$4,234,000	$1,516,000	$(122,000)	$(2,362,000)

Second Quarter Fiscal Year 2013 Compared to Second Quarter Fiscal Year 2012

Revenues

Total revenue for the second quarter of fiscal year 2013 was $23.3 million compared to $16.1 million for the second quarter of fiscal year 2012. The 45% increase of $7.2 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2013	2012	Change

Lemons	$15,513,000	$12,398,000	$3,115,000	25%
Avocados	2,700,000	601,000	2,099,000	349%
Navel and Valencia oranges	2,258,000	788,000	1,470,000	187%
Specialty citrus and other crops	1,719,000	1,259,000	460,000	37%
Agribusiness revenues	$22,190,000	$15,046,000	$7,144,000	47%

•	Lemons: The increase in the second quarter of fiscal year 2013 was primarily the result of increased volume of fresh lemons sold, partially offset by lower prices. During the second quarters of fiscal years 2013 and 2012, fresh lemon sales were $13.2 million and $11.1 million, respectively, on 912,000 and 688,000 cartons of lemons sold at average per carton prices of $14.47 and $16.13, respectively. The lower average per carton prices in fiscal year 2013 compared to fiscal year 2012 were primarily due to less favorable overall market conditions. Additionally, lemon by-product and other lemon sales were $2.4 million in the second quarter of fiscal year 2013 compared to $1.3 million during the same period in fiscal year 2012

•	Avocados: The increase in the second quarter of fiscal year 2013 was primarily the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the second quarter of fiscal year 2013, 3.3 million pounds of avocados were sold at an average per pound price of $0.82 compared to 0.6 million pounds sold at an average per pound price of $1.00 during the same period in fiscal year 2012.

•	Navel and Valencia oranges: The increase in the quarter of fiscal year 2013 was primarily the result of increased volume from the Sheldon Ranch. In accordance with the terms of the Sheldon Ranch leases, we did not share in the citrus crop revenue in fiscal year 2012. During the second quarter of fiscal year 2013, 272,000 field boxes of oranges were sold at an average per field box price of $8.30 compared to 90,000 field boxes sold at an average per field box price of $8.76 during the same period in fiscal year 2012

•	Specialty citrus and other crops: The increase in the second quarter of fiscal year 2013 was primarily the result of increased volume of specialty citrus sold at higher prices. During the second quarter of fiscal year 2013, 99,000 field boxes of specialty citrus were sold at an average per field box price of $17.36 compared to 83,000 field boxes sold at an average per field box price of $15.17 during the same period in fiscal year 2012.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2013 were $20.9 million compared to $15.0 million in the second quarter of fiscal year 2012, for a 40% increase of $5.9 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2013	2012	Change

Packing costs	$4,951,000	$3,307,000	$1,644,000	50%
Harvest costs	2,848,000	1,648,000	1,200,000	73%
Growing costs	3,804,000	2,167,000	1,637,000	76%
Third-party grower costs	5,273,000	4,172,000	1,101,000	26%
Depreciation and amortization	386,000	386,000	-	-
Agribusiness costs and expenses	$17,262,000	$11,680,000	$5,582,000	48%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the second quarter of fiscal year 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During the second quarter of fiscal year 2013, we packed and sold 912,000 cartons at average per carton costs of $5.43 compared to 688,000 cartons packed and sold at average per carton costs of $4.81during the same period in fiscal year 2012. The $0.62 increase in average per carton costs during the second quarter of fiscal year 2013 was mainly due to $0.19 per carton increase in costs for purchased, packed fruit to sell, $0.15 per carton increase in labor and benefits and $0.28 per carton net increase in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in the second quarter of fiscal year 2012 was primarily attributable to higher avocado, Navel orange and specialty citrus harvest volumes compared to the same period in fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2013 was primarily attributable to $0.9 million growing costs from the Sheldon Ranch, comprised of $0.7 million of costs associated with the current harvest period and $0.2 million of net lease expense. The Sheldon Ranch incurred $0.1 million of growing costs during the second quarter of fiscal year 2012, comprised primarily of net lease expense. Additionally, during the second quarter of fiscal year 2013, fertilization and soil amendments, pest control and pruning increased, in aggregate, $0.6 million on our remaining ranches due to weather and the timing of harvest cycles compared to the second quarter of fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the second quarter of fiscal year 2013 was primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 912,000 and 688,000 cartons sold during the second quarter of fiscal years 2013 and 2012, respectively, 536,000 (59%) and 338,000 (49%) were procured from third-party growers at average per carton costs of $9.84 and $12.34, respectively. As a result of our agreement with Associated Citrus Packers, we sold 81,000 cartons of lemons procured from Arizona in the second quarter of 2013 compared to zero in the second quarter of fiscal year 2012.

Selling, general and administrative costs in the second quarter of fiscal year 2013 were $2.8 million compared to $2.5 million for the second quarter of fiscal year 2012. This 10% increase of $0.3 million was primarily due to the following:

•	$0.1 million increase in salaries, benefits and incentive compensation due to employee compensation increases and vesting of stock-based compensation in the second quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.1 million increase in selling expenses due to increased lemon sales volume in the second quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.1 million increase in other selling, general and administrative expenses, including certain consulting expenses associated with our strategic growth initiatives, in the second quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

Other Income (Expense)

Other income (expense) for the second quarter of fiscal year 2013 was $3.4 million of income compared to $15,000 of income for the second quarter of fiscal year 2012. The $3.3 million increase in income was primarily attributable to the following:

•	$0.1 million decrease in interest expense as a result of lower average debt levels in the second quarter of fiscal year 2013 compared to the same period in fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the second quarter of fiscal year 2013 was capitalized on non-bearing orchards, real estate development projects and significant construction in progress.

•	$3.1 million gain on the sale of stock in Calavo in the second quarter of fiscal year 2013. There was no such gain in the second quarter of fiscal year 2012.

•	$0.1 million decrease in other expense, net in the second quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

Income Taxes

We recorded an estimated income tax provision of $1.4 million in the second quarter of fiscal year 2013 on pre-tax earnings of $3.9 million compared to an estimated income tax provision of $0.4 million on pre-tax earnings of $1.1 million in the second quarter of fiscal year 2012.

Our projected annual effective tax rate for fiscal year 2012 is 36.1% at April 30, 2013, resulting in a 36.3% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2012. In comparison, our projected annual effective tax rate was 34.0% at April 30, 2012, resulting in a 34.3% effective tax rate, after certain discrete items, for the second quarter of fiscal year 2012.

Equity in Losses of Investments

Equity in losses of investments was $1.8 million for the second quarter of fiscal year 2013 compared to $25,000 for the second quarter of fiscal year 2012. The $1.8 million increase in losses is primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from an agreement to sell the property owned by the LLC at an amount below net book value. The sale of the property is expected to close in June 2013.

Six Months Ended April 30, 2013 Compared to the Six Months Ended April 30, 2012

Revenues

Total revenue for the six months ended April 30, 2013 was $40.7 million compared to $26.3 million for the six months ended April 30, 2012. The 54% increase of $14.4 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2013	2012	Change

Lemons	$29,481,000	$20,165,000	$9,316,000	46%
Avocados	2,707,000	725,000	1,982,000	273%
Navel and Valencia oranges	3,698,000	1,288,000	2,410,000	187%
Specialty citrus and other crops	2,602,000	2,070,000	532,000	26%
Agribusiness revenues	$38,488,000	$24,248,000	$14,240,000	59%

•	Lemons: The increase in the first six months of fiscal year 2013 was primarily the result of increased volume of fresh lemons sold partially offset by lower prices. During the first six months of fiscal years 2012 and 2011, fresh lemon sales were $25.9 million and $18.3 million, respectively, on 1,749,000 and 1,103,000 cartons of lemons sold at average per carton prices of $14.81 and $16.59, respectively. The lower average per carton prices in fiscal year 2013 compared to fiscal year 2012 were primarily due to less favorable overall market conditions. Additionally, lemon by-product and other lemon sales were $3.6 million in the first six months of fiscal year 2013 compared to $1.9 million during the same period in fiscal year 2012.

•	Avocados: The increase in the first six months of fiscal year 2013 was primarily the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first six months of fiscal year 2013, 3.3 million pounds of avocados were sold at an average per pound price of $0.82 per pound compared to 0.8 million pounds sold at an average per pound price of $0.91 during the same period in fiscal year 2012.

•	Navel and Valencia oranges: The increase in the first six months of fiscal year 2013 was primarily the result of increased volume from the Sheldon Ranch. In accordance with the terms of the Sheldon Ranch leases, we did not share in the citrus crop revenue in fiscal year 2012. During the first six months of fiscal year 2013, 444,000 field boxes of oranges were sold at an average per field box price of $8.33 compared to 154,000 field boxes sold at an average per field box price of $8.36 during the same period in fiscal year 2012.

•	Specialty citrus and other crops: The increase in the first six months of fiscal year 2013 is primarily the result of increased volume of specialty citrus sold at higher prices. During the first six months of fiscal year 2013, 162,000 field boxes of specialty citrus were sold at an average per field box price of $16.06 compared to 148,000 field boxes sold at an average per field box price of $13.99 during the same period in fiscal year 2012.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2013 were $43.6 million compared to $29.9 million for the six months ended April 30, 2012, for a 46% increase of $13.7 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we process for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2013	2012	Change

Packing costs	$9,638,000	$5,937,000	$3,701,000	62%
Harvest costs	3,685,000	2,367,000	1,318,000	56%
Growing costs	7,476,000	5,133,000	2,343,000	46%
Third-party grower costs	14,271,000	8,885,000	5,386,000	61%
Depreciation and amortization	779,000	748,000	31,000	4%
Agribusiness costs and expenses	$35,849,000	$23,070,000	$12,779,000	55%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the first six months of fiscal year 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During the first six months of fiscal year 2013, we packed and sold 1,749,000 cartons of lemons at average per carton costs of $5.51 compared to 1,103,000 cartons packed and sold at average per carton costs of $5.38 during the same period in fiscal year 2012. The $0.13 increase in average per carton costs during the first six months of fiscal year 2013 was mainly due to $0.08 per carton increase in costs for purchased, packed fruit to sell and $0.08 per carton increase in cardboard cartons, partially offset by $0.03 per carton net decrease in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in the first six months of fiscal year 2012 was primarily attributable to higher avocado, Navel orange and specialty citrus harvest volumes compared to the same period in fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first six months of fiscal year 2013 is primarily attributable to $1.5 million growing costs from the Sheldon Ranch, comprised of $0.8 million of costs associated with the current harvest period, $0.4 million net amortization of costs capitalized in fiscal year 2012 and $0.3 million of net lease expense. The Sheldon Ranch incurred $0.2 million of growing costs during the first six months of fiscal year 2012, comprised primarily of net lease expense. Additionally, during the first six months of 2013, cultivation and fertilizer and soil amendments increased, in aggregate, $0.4 million on our remaining ranches due to weather and the timing of harvest cycles compared to the same period in fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2013 was primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 1,749,000 and 1,103,000 cartons sold during the first six months of fiscal years 2013 and 2012, respectively, 1,324,000 (76%) and 693,000 (63%) were procured from third-party growers at average per carton costs of $10.78 and $12.82, respectively. As a result of our agreement with Associated Citrus Packers, we sold 588,000 cartons of lemons procured from Arizona in the first six months of 2013 compared to zero in the first six months of fiscal year 2012.

Selling, general and administrative expenses for the six months ended April 30, 2013 were $6.0 million compared to $5.3 million in the same period in fiscal year 2012. This 14% increase of $0.7 million was primarily attributable to the following:

•	$0.3 million increase for salaries, benefits and incentive compensation due to employee compensation increases and vesting of stock-based compensation in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.2 million increase in selling expenses due to increased lemon sales volume in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.2 million net increase in other selling, general and administrative expenses, including certain consulting expenses associated with our strategic growth initiatives, in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012.

Other Income (Expense)

Other income (expense) for the six months ended April 30, 2013 was $3.9 million of income compared to $0.4 million of income for the same period in fiscal year 2012. The $3.5 million increase in income was primarily attributable to the following:

•	$0.1 million decrease in interest expense as a result of lower average debt levels in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the second quarter of fiscal year 2013 was capitalized on non-bearing orchards, real estate development projects and significant construction in progress.

•	$0.1 million increase in income from fair value adjustments on one of our interest rate swaps in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$3.1 million gain on the sale of stock in Calavo in the first six months of fiscal year 2013. There was no such gain in the first six months of fiscal year 2012.

•	$0.2 million increase in other income, net in the first six months of fiscal year 2013 due primarily to a $0.1 million increase in Calavo dividend received compared to the same period in fiscal year 2012.

Income Taxes

We recorded an estimated income tax benefit of $0.2 million in the six months ended April 30, 2013 on a pre-tax loss of $0.8 million compared to an estimated income tax benefit of $1.2 million on a pre-tax loss of $3.3 million in the six months ended April 30, 2012.

Our projected annual effective tax rate for fiscal year 2013 is 36.1% at April 30, 2013, resulting in a 27.0% effective tax rate, after certain discrete items, for the six months ended April 30, 2013. In comparison, our projected annual effective tax rate was 34.0% at April 30, 2012, resulting in a 36.6% effective tax rate, after certain discrete items, for the six months ended April 30, 2012.

Equity in Losses of Investments

Equity in losses of investments for the six months ended April 30, 2013 was $1.8 million compared to $28,000 for the same period in fiscal year 2012. The $1.8 million increase is primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from an agreement to sell the property owned by the LLC at an amount below net book value. The sale of the property is expected to close in June 2013.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the second quarter and six months ended April 30, 2013 and 2012:

	Quarter Ended April 30,				Six Months Ended April 30,
	2013		2012		2013		2012
Revenues:
Agribusiness	$22,190,000	95%	$15,046,000	93%	$38,488,000	95%	$24,248,000	92%
Rental operations	1,055,000	5%	1,006,000	6%	2,091,000	5%	1,997,000	7%
Real estate development	41,000	-	44,000	1%	89,000	-	88,000	1%
Total revenues	23,286,000	100%	16,096,000	100%	40,668,000	100%	26,333,000	100%
Costs and expenses:
Agribusiness	17,262,000	83%	11,680,000	78%	35,849,000	82%	23,070,000	77%
Rental operations	638,000	3%	530,000	4%	1,257,000	3%	1,098,000	4%
Real estate development	226,000	1%	241,000	1%	469,000	1%	489,000	1%
Corporate and other	2,774,000	13%	2,513,000	17%	6,039,000	14%	5,284,000	18%
Total costs and expenses	20,900,000	100%	14,964,000	100%	43,614,000	100%	29,941,000	100%
Operating income (loss):
Agribusiness	4,928,000		3,366,000		2,639,000		1,178,000
Rental operations	417,000		476,000		834,000		899,000
Real estate development	(185,000)		(197,000)		(380,000)		(401,000)
Corporate and other	(2,774,000)		(2,513,000)		(6,039,000)		(5,284,000)
Total operating income (loss)	$2,386,000		$1,132,000		$(2,946,000)		$(3,608,000)

Second Quarter of Fiscal Year 2013 Compared to the Second Quarter of Fiscal Year 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the second quarter of fiscal year 2013, our agribusiness segment revenue was $22.2 million compared to $15.0 million for the second quarter of fiscal year 2012. The 47% increase of $7.2 million primarily reflected higher lemon, avocado and orange revenue for the fiscal year 2013 second quarter compared to the fiscal year 2012 second quarter. The increase in agribusiness revenue consisted of the following:

•	Lemon revenue for the second quarter of fiscal year 2013 was $3.1 million higher than the second quarter of fiscal year 2012.

•	Avocado revenue for the second quarter of fiscal year 2013 was $2.1 million higher than the second quarter of fiscal year 2012.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2013 were $1.5 million higher than the second quarter of fiscal year 2012.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2013 were $0.5 million higher than the second quarter of fiscal year 2012.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the second quarter of fiscal year 2013, our agribusiness costs were $17.3 million compared to $11.7 million for the second quarter of fiscal year 2012. The 48% increase of $5.6 million primarily consisted of the following:

•	Packing costs for the second quarter of fiscal year 2013 were $1.6 million higher than the second quarter of fiscal year 2012.

•	Harvest costs for the second quarter of fiscal year 2013 were $1.2 million higher than the second quarter of fiscal year 2012.

•	Cultural costs for the second quarter of fiscal year 2013 were $1.6 million higher than the second quarter of fiscal year 2012.

•	Third-party grower costs for the second quarter of fiscal year 2013 were $1.1 million higher than the second quarter of fiscal year 2011.

•	Depreciation and amortization expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations segment had revenues of approximately $1.1 million and $1.0 million in the second quarters of fiscal years 2013 and 2012, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs in our rental operations segment were approximately $0.5 million and $0.4 million in the second quarters of fiscal years 2013 and 2012, respectively. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the second quarters of fiscal years 2013 and 2012.

Real estate development costs and expenses were approximately $0.2 million in the second quarters of fiscal years 2013 and 2013.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the second quarter of fiscal year 2013 were approximately $0.3 million higher than the second quarter of fiscal year 2012. Depreciation expense was similar quarter to quarter at approximately $50,000.

Six Months Ended April 30, 2013 Compared to the Six Months Ended April 30, 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the six months ended April 30, 2013, our agribusiness segment revenue was $38.5 million compared to $24.2 million for the six months ended April 30, 2012. The 59% increase of $14.3 million primarily reflected higher lemon, avocado and orange revenue for the fiscal year 2013 period compared to the fiscal year 2012 period. The increase in agribusiness revenue primarily consisted of the following:

•	Lemon revenue for the six months ended April 30, 2013 was $9.3 million higher than the six months ended April 30, 2012.

•	Avocado revenue for the six months ended April 30, 2013 was $2.0 million higher than the six months ended April 30, 2012.

•	Navel and Valencia orange revenues for the six months ended April 30, 2013 were $2.4 million higher than the six months ended April 30, 2012.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2013 were $0.5 million higher than the six months ended April 30, 2012.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. For the six months ended April 30, 2013, our agribusiness costs and expenses were $35.8 million compared to $23.1 million for the six months ended April 30, 2012. The 55% increase of $12.7 million primarily consisted of the following:

•	Packing costs for the six months ended April 30, 2013 were $3.7 million higher than the six months ended April 30, 2012.

•	Harvest costs for the six months ended April 30, 2012 were $1.3 million higher than the six months ended April 30, 2012.

•	Growing costs for the six months ended April 30, 2013 were $2.3 million higher than the six months ended April 30, 2012.

•	Third-party grower costs for the six months ended April 30, 2013 were $5.4 million higher than the six months ended April 30, 2012.

•	Depreciation and amortization expense was similar period to period at approximately $0.8 million.

Rental Operations

Our rental operations segment had revenues of approximately $2.1 million and $2.0 million in the six months ended April 30, 2013 and 2012, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were approximately $1.1 million and $0.9 million for the six months ended April 30, 2013 and 2012, respectively. Depreciation expense was similar period to period at approximately $0.2 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million in the six month periods ended April 30, 2013 and 2012.

Real estate development costs and expenses were approximately $0.5 million for the six months ended April 30, 2013 and 2012.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the six months ended April 30, 2013 were approximately $0.7 million higher than the six months ended April 30, 2012. Depreciation expense was similar period to period at approximately $0.1 million.

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

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended April 30,
	2013	2012
Revenues:
Agribusiness	$75,793,000	$53,995,000
Rental operations	4,117,000	3,979,000
Real estate development	253,000	2,443,000
Total revenues	80,163,000	60,417,000
Costs and expenses:
Agribusiness	60,079,000	40,872,000
Rental operations	2,577,000	2,236,000
Real estate development	1,017,000	3,383,000
Selling, general and administrative	11,272,000	9,442,000
Total costs and expenses	74,945,000	55,933,000
Operating income	5,218,000	4,484,000
Other income (expense):
Interest expense	(386,000)	(884,000)
Interest income from derivative instrument	826,000	377,000
Gain on sale of stock Calavo Growers, Inc.	3,138,000	-
Interest income and other	342,000	487,000
Total other income (expense)	3,920,000	(20,000)
Net income before income taxes and equity in earnings of investments	9,138,000	4,464,000
Income tax provision	(2,945,000)	(1,421,000)
Equity in (losses) earnings of investments	(1,588,000)	74,000
Net income	$4,605,000	$3,117,000

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

Cash Flows from Operating Activities

For the six months ended April 30, 2013 and 2012, net cash used in operating activities was $5.4 million and $3.0 million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first six months of fiscal year 2013 was $0.6 million compared to $2.1 million for the first six months of fiscal year 2012. The decrease of $1.5 million in the first six months of fiscal year 2012 compared to the same period in fiscal year 2011 was primarily attributable to an increase in operating income of $0.7 million and an increase in other income of $3.5 million partially offset by a decrease in income tax benefit of $1.0 million and an increase in equity in losses of investments of $1.8 million.

•	Depreciation and amortization remained consistent period to period at $1.1 million primarily because the balance of depreciable assets did not change significantly.

•	During the six months ended April 30, 2013, we sold 165,000 shares of Calavo Growers, Inc. stock which resulted in a gain of $3.1 million. No such transaction occurred during the same period of fiscal year 2012.

•	Loss on disposals/sales of fixed assets of $0.2 million in the first six months of fiscal year 2012 was the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first six months of fiscal year 2013.

•	Non-cash stock compensation expense was approximately $0.5 million for each of the six month periods ended April 30, 2013 and 2012.

•	Equity in losses of investments was $1.8 million during the first six months of 2013 and was primarily due to a loss recognized on our investment in HM East Ridge, LLC.

•	Non-cash interest income on derivative instruments was $0.4 million for each of the six month periods ended April 30, 2013 and 2012 and consisted of $0.7 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.3 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $6.2 million in operating cash flows during the six months ended April 30, 2013 compared to using $4.7 million in operating cash flows during the same period in fiscal year 2012. This increase was primarily the result of a $5.9 million increase in accounts receivable during the first six months of fiscal year 2013 compared to an increase of $4.7 million in accounts receivable during the first six months of fiscal year 2012, which was due to higher agribusiness revenue in the first six months of fiscal year 2013 compared to the same period in fiscal year 2012.

•	Cultural costs provided $1.0 million in operating cash flows during the first six months of fiscal year 2013 compared to using $0.2 million in operating cash flows during the same period in fiscal year 2012, primarily due to our Company entering into the Sheldon Ranch leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in January 2012. We did not share in the related citrus crop revenue in our fiscal year ended October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 were capitalized and are being amortized over the citrus crop harvest period in fiscal year 2013.

•	Income taxes receivable provided $0.1 million in operating cash flows in the six months ended April 30, 2013, consisting primarily of a $0.3 million income tax refund partially offset by an income tax benefit of $0.2 million. Income taxes receivable used $0.8 million in operating cash flows for the same period in fiscal year 2012, consisting primarily of a $1.2 million income tax benefit partially offset by a $0.4 million income tax refund.

•	Accounts payable and growers payable provided $2.3 million in operating cash flows in the six months ended April 30, 2013 compared to providing $3.9 million of operating cash flows during the same period in fiscal year 2012. The operating cash provided during the six months ended April 30, 2013 is primarily the result of a $2.2 million increase in accounts payable due to increased agribusiness costs. The operating cash provided during the six months ended April 30, 2012 is primarily the result of a $3.4 million increase in grower payable due the cost of procured lemons and the timing and amounts of payments made to third-party growers.

•	Accrued liabilities used $1.3 million in operating cash flows in the six months ended April 30, 2013 compared to providing $0.3 million of operating cash flows during the same period in fiscal year 2012. This was primarily due to $0.8 million of accrued bonuses at October 31, 2012 for fiscal year 2012 that were paid in the first six months of fiscal year 2013. Additionally, accrued Sheldon Ranch lease expense of $0.5 million at October 31, 2012 was paid during the six months ended April 30, 2013.

•	Other long-term liabilities provided $0.3 million of operating cash flows in the six months ended April 30, 2013 and represented $0.5 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. The $0.1 million of operating cash flows provided during the six months ended April 30, 2012 represented $0.4 million of non-cash pension expense offset by a pension contribution of $0.3 million for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2013, net cash provided by investing activities was $0.3 million compared to net cash used in investing activities of $3.9 million during the same period in fiscal year 2012.

Net cash provided by (used in) investing activities is primarily comprised of capital expenditures and the sale of assets. Capital expenditures were $4.7 million in the first six months of fiscal year 2013, comprised of $2.0 million for property, plant and equipment, $0.4 million for an agriculture property acquisition and $2.3 million for real estate development projects. Offsetting these capital expenditures was $4.8 million of net proceeds from the sale of 165,000 shares of stock in Calavo and $0.4 million collection of a note receivable. Capital expenditures were $3.8 million in the first six months of fiscal year 2012, comprised of $2.1 million for property, plant and equipment and $1.7 million for real estate development projects.

Cash Flows from Financing Activities

For the six months ended April 30, 2013, net cash provided by financing activities was $5.1 million compared to $6.9 million during the same period in fiscal year 2012.

The $5.1 million of cash provided by financing activities during the first six months of fiscal year 2013 is comprised primarily of net payments of long-term debt in the amount $29.8 million and net proceeds from our public offering of common stock in the amount of $35.9 million. The $6.9 million of cash provided by financing activities during the first six months of fiscal year 2012 is comprised primarily of net borrowings of long term debt in the amount of $7.8 million. Additionally, we paid common and preferred dividends of $1.1 million in the first six months of fiscal year 2013 compared to $0.8 million in first six months of fiscal year 2012.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal 2013. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of April 30, 2013, our outstanding borrowings under the Rabobank Credit Facility were approximately $45.2 million and we had approximately $41.8 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.50%. The interest rate resets on the first of each month and was 1.74% at April 30, 2013. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at April 30, 2013, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

In February 2013, we repaid approximately $22.6 million of our outstanding borrowings under the Rabobank Credit Facility with the net proceeds from our common stock offering. See “- Public Offering of Common Stock.”

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of April 30, 2013, we had an aggregate of approximately $14.6 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of April 30, 2013, we had $5.5 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.25% at April 30, 2013. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. In February 2013, this term loan was paid in full with the net proceeds from our common stock offering. See “- Public Offering of Common Stock.”

•	Term Loan Maturing October 2035. As of April 30, 2013, our wholly-owned subsidiary, Windfall Investors, LLC, had $8.6 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2013. As of April 30, 2013, we had $0.5 million outstanding under the Farm Credit West Line of Credit that matures in May 2018. The line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 3.50% at April 30, 2013. The terms require us to remit to Farm Credit West special principal payments of a minimum of $175,000 per lot sold on the Windfall Investors, LLC real estate development project. This line of credit is secured by certain of our agricultural properties.

In February 2013, we repaid approximately $12.5 million of our outstanding borrowings under the Farm Credit West Non-Revolving Line of Credit and repaid the entire approximately $0.8 million outstanding under the Farm Credit Term Loan maturing May 2032 with the net proceeds from our common stock offering. See “- Public Offering of Common Stock.”

Effective June 1, 2013, the interest rates on the term loan maturing November 2022 and the non-revolving line of credit were each reduced to 2.75%. Also effective June 1, 2013, the terms of the non-revolving line of credit were amended to remove the $175,000 principal payment requirement associated with Windfall Investors, LLC lot sales.

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

Public Offering of Common Stock

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement.  The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $266,000, the net proceeds were $35,923,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. At April 30, 2013, we had an interest rate swap agreement which locks in the interest rate on $42.0 million of our $59.8 million in debt at approximately 5.13% until June 2013. The interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualifies for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense). The swap expires June 30, 2013.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at April 30, 2013. Additional information, regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements for the quarter ended April 30, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

Of the remaining $17.8 million in debt, $9.2 million bears interest at variable rates, which were 3.50% or less at April 30, 2013 and $8.6 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

Contractual Obligations

The following table presents our contractual obligations at April 30, 2013 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$41,361,000	$253,000	$534,000	$574,000	$40,000,000
Variable rate debt (principal)	18,498,000	488,000	1,025,000	1,094,000	15,891,000
Operating lease obligations	12,395,000	1,985,000	3,354,000	3,336,000	3,720,000
Total contractual obligations	$72,254,000	$2,726,000	$4,913,000	$5,004,000	$59,611,000

Interest payments on fixed and variable rate debt	$14,584,000	$2,346,000	$4,635,000	$4,513,000	$3,090,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt and interest rate swaps can be found above and in Notes 10 and 11 to the unaudited consolidated financial statements for the quarter ended April 30, 2013 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at April 30, 2013.

Operating Lease Obligations

We have various operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to operate our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in fiscal year 2014, were $0.4 million in each of the six month periods ended April 30, 2013 and 2012 and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, our Company entered into the Sheldon Ranch leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira did not share in the citrus crop revenue in its fiscal year ending October 31, 2012. During the three and six months ended April 30, 2013, we incurred $155,000 and $307,000, respectively, of net lease expense related to these leases.

We lease pollination equipment under a lease renewed through fiscal year 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2012, 2011 and 2010. We paid preferred stock dividends of approximately $0.1 million during the six months ended April 30, 2013.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our unaudited consolidated financial statements for the quarter ended April 30, 2013, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During the six months ended April 30, 2013, we made contributions of $0.2 million to the Plan and we expect to contribute a minimum of approximately $0.4 million to the Plan in fiscal year 2013.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended April 30, 2013 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the six months ended April 30, 2013, we capitalized approximately $2.7 million of costs related to our real estate projects and expensed approximately $0.4 million of costs.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2013 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2013 through February 28, 2013	1,154	$21.75	-	-
March 1, 2013 through March 31, 2013	-	-	-	-
April 1, 2013 through April 30, 2013	-	-	-	-
Total	1,154		-	-

(1)  We presently have no publicly announced repurchase program in place. Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2)  No publicly announced repurchase program in place.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit
Number	Exhibit

10.1*†	Option Agreement by and among the Company, Jason B. Rushing, Trustee of the Jason B. Rushing Trust dated July 10, 1997, Jennifer R. Rushing, Trustee of the Jennifer R. Rushing Revocable Trust dated March 19, 2008, Zella A. Rushing, Trustee of the 1988 Zella Rushing Trust dated May 12, 1988 dated February 27, 2013.

10.2	Purchase and Sale Agreement and Escrow Instructions by and among HM East Ridge LLC, a Delaware limited liability company, Limoneira Company, a Delaware corporation and IPDC Construction, Inc., a California corporation, dated April 8, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-34755) filed on April 12, 2013.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

†Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 10, 2013	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 10, 2013	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer
(Principal Financial and Accounting Officer)

