Form 10-Q
period 2013-07-31
Limoneira CO
filed 2013-09-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

As of August 31, 2013, there were 13,310,790 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2013	October 31, 2012
Assets
Current assets:
Cash	$157,000	$11,000
Accounts receivable, net	9,962,000	4,252,000
Notes receivable – related parties	6,000	42,000
Cultural costs	1,485,000	2,254,000
Prepaid expenses and other current assets	1,905,000	2,116,000
Income taxes receivable	-	712,000
Total current assets	13,515,000	9,387,000

Property, plant and equipment, net	55,813,000	53,380,000
Real estate development	82,571,000	77,772,000
Equity in investments	1,593,000	8,947,000
Investment in Calavo Growers, Inc.	13,580,000	15,701,000
Notes receivable – related parties	16,000	16,000
Notes receivable	2,004,000	2,296,000
Other assets	5,673,000	5,123,000
Total assets	$174,765,000	$172,622,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,811,000	$3,670,000
Growers payable	2,695,000	2,085,000
Accrued liabilities	6,463,000	4,017,000
Fair value of derivative instrument	-	1,072,000
Current portion of long-term debt	558,000	760,000
Total current liabilities	14,527,000	11,604,000
Long-term liabilities:
Long-term debt, less current portion	47,404,000	88,875,000
Deferred income taxes	11,452,000	10,488,000
Other long-term liabilities	7,014,000	8,953,000
Total long-term liabilities	65,870,000	108,316,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2013 and October 31, 2012) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at July 31, 2013 and October 31, 2012)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
13,310,790 and 11,203,180 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively)	133,000	112,000
Additional paid-in capital	72,130,000	35,714,000
Retained earnings	20,773,000	16,398,000
Accumulated other comprehensive loss	(1,668,000)	(2,522,000)
Total stockholders’ equity	94,368,000	52,702,000
Total liabilities and stockholders’ equity	$174,765,000	$172,622,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Revenues:
Agribusiness	$28,626,000	$23,664,000	$67,114,000	$47,912,000
Rental operations	1,064,000	962,000	3,155,000	2,959,000
Real estate development	239,000	74,000	328,000	162,000
Total revenues	29,929,000	24,700,000	70,597,000	51,033,000
Costs and expenses:
Agribusiness	15,932,000	13,554,000	51,781,000	36,624,000
Rental operations	638,000	649,000	1,895,000	1,747,000
Real estate development	444,000	266,000	913,000	755,000
Selling, general and administrative	2,958,000	2,525,000	8,997,000	7,809,000
Total costs and expenses	19,972,000	16,994,000	63,586,000	46,935,000
Operating income	9,957,000	7,706,000	7,011,000	4,098,000
Other income (expense):
Interest expense	-	(148,000)	(124,000)	(394,000)
Interest income from derivative instrument	269,000	172,000	711,000	527,000
Gain on sale of stock in Calavo Growers, Inc.	-	-	3,138,000	-
Interest income	19,000	26,000	65,000	78,000
Other income, net	1,000	6,000	389,000	214,000
Total other income	289,000	56,000	4,179,000	425,000

Income before income tax provision and equity in earnings (losses) of investments	10,246,000	7,762,000	11,190,000	4,523,000
Income tax provision	(3,772,000)	(2,696,000)	(3,544,000)	(1,501,000)
Equity in earnings (losses) of investments	133,000	15,000	(1,656,000)	(13,000)
Net income	6,607,000	5,081,000	5,990,000	3,009,000
Preferred dividends	(66,000)	(66,000)	(197,000)	(197,000)
Net income applicable to common stock	$6,541,000	$5,015,000	$5,793,000	$2,812,000

Basic net income per common share	$0.49	$0.45	$0.46	$0.25

Diluted net income per common share	$0.49	$0.45	$0.46	$0.25

Dividends per common share	$0.04	$0.03	$0.12	$0.09

Weighted-average common shares outstanding-basic	13,308,000	11,198,000	12,473,000	11,201,000
Weighted-average common shares outstanding-diluted	13,308,000	11,198,000	12,473,000	11,201,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012

Net income	$6,607,000	$5,081,000	$5,990,000	$3,009,000
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	155,000	123,000	465,000	369,000
Unrealized holding (losses) gains on security available-for-sale	(361,000)	(680,000)	(283,000)	1,766,000
Unrealized gains (losses) from derivative instruments	701,000	(454,000)	672,000	(1,366,000)
Total other comprehensive income (loss), net of tax	495,000	(1,011,000)	854,000	769,000
Comprehensive income	$7,102,000	$4,070,000	$6,844,000	$3,778,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2013	2012
Operating activities
Net income	$5,990,000	$3,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,638,000	1,571,000
Gain on sale of stock in Calavo Growers, Inc.	(3,138,000)	-
Loss on disposals/sales of assets	-	217,000
Stock compensation expense	675,000	811,000
Equity in losses of investments	1,656,000	13,000
Deferred income taxes	398,000	-
Amortization of deferred financing costs	26,000	28,000
Non-cash interest income on derivative instruments	(711,000)	(527,000)
Accrued interest on notes receivable	(59,000)	(59,000)
Donation of common stock	100,000	100,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,910,000)	(5,634,000)
Cultural costs	769,000	(699,000)
Prepaid expenses and other current assets	260,000	(334,000)
Income taxes receivable	712,000	1,324,000
Other assets	(322,000)	(125,000)
Accounts payable and growers payable	1,098,000	3,384,000
Accrued liabilities	2,286,000	1,281,000
Other long-term liabilities	(410,000)	152,000
Net cash provided by operating activities	5,058,000	4,512,000

Investing activities
Capital expenditures	(8,045,000)	(6,355,000)
Acquisition of agriculture business	-	(803,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	4,788,000	-
Net proceeds from sale of HM East Ridge, LLC property	5,713,000	-
Cash distributions from equity investments	110,000	-
Equity investment contributions	(125,000)	(98,000)
Collection of note receivable	350,000	-
Investments in mutual water companies and water rights	(312,000)	(303,000)
Other	-	(10,000)
Net cash provided by (used in) investing activities	2,479,000	(7,569,000)

Financing activities
Borrowings of long-term debt	41,545,000	27,734,000
Repayments of long-term debt	(83,218,000)	(23,345,000)
Dividends paid – Common	(1,418,000)	(1,050,000)
Dividends paid – Preferred	(197,000)	(197,000)
Net proceeds from issuance of common stock	35,897,000	-
Repurchase of common stock	-	(6,000)
Payments of debt financing costs	-	(91,000)
Net cash (used in) provided by financing activities	(7,391,000)	3,045,000

Net increase (decrease) in cash	146,000	(12,000)
Cash at beginning of period	11,000	21,000
Cash at end of period	$157,000	$9,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,705,000	$2,652,000
Cash paid during the period for income taxes, net of (refunds) received	$(300,000)	$(400,000)
Non-cash investing and financing transactions:
Unrealized holding loss (gain) on investment in Calavo Growers, Inc.	$470,000	$(2,933,000)
Capital expenditures accrued but not paid at period-end	$375,000	$233,000
Accrued interest on note receivable	$59,000	$59,000
Donation of common stock	$100,000	$100,000

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

The unaudited interim consolidated financial statements for the three and nine months ended July 31, 2013 and 2012 and balance sheet as of July 31, 2013 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2013 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of the operating results expected for the full fiscal year.

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

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220) to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. These aspects of this guidance will be effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The adoption of this standard will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2013, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$13,580,000	$–	$–	$13,580,000
Liabilities at fair value:
Derivative	$–	$2,010,000	$–	$2,010,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 3.4% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2013 was $27.16 per share.

The derivative consists of an interest rate swap (see Note 11), the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. At July 31, 2013 and October 31, 2012, the allowances totaled $129,000 and $109,000, respectively.

5. Concentrations

Sales to a customer for lemons represented 8% and 6% of total revenues in the three and nine months ended July 31, 2013, respectively. The Company sells all of its avocado production to Calavo (see Note 13).

Lemons procured from third-party growers accounted for 20% of lemon supply in the three months ended July 31, 2013, of which one third-party grower accounted for 6% of lemon supply. Lemons procured from third-party growers accounted for 54% of lemon supply in the nine months ended July 31, 2013, of which two third-party growers accounted for 17% and 12% of lemon supply, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2013	October 31, 2012

East Areas 1 and 2	$50,910,000	$47,384,000
Templeton Santa Barbara, LLC	11,210,000	10,532,000
Windfall Investors, LLC	20,451,000	19,856,000
	$82,571,000	$77,772,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2013 and 2012, the Company capitalized $1,712,000 and $832,000, respectively, of costs related to these projects. During the nine months ended July 31, 2013 and 2012, the Company capitalized $3,526,000 and $2,147,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred net expenses of $3,000 and $16,000 in the three months ended July 31, 2013 and 2012, respectively, and $7,000 and $55,000 in the nine months ended July 31, 2013 and 2012, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004, that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee, in cash or common stock at the discretion of the Company, in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment. The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of the East Area I or (c) the second anniversary of the property annexation (each a “Success Fee Event”). In February 2013, East Area 1 was annexed into the City of Santa Paula. Annexation was required in order to re-zone the land for residential, commercial and light industrial development. As of July 31, 2013, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of July 31, 2013, $150,000 has been accrued for the cost of the study.

On May 8, 2013, the Company amended the mitigation agreement it has with the Santa Paula Union High School District, which is associated with the East Area 1 development agreement. In exchange for the release of approximately 7 acres of property previously reserved for school facilities within East Area 1, subject to certain conditions, the amendment requires the Company to pay a total of $1,750,000 comprised of $1,000,000 that was paid in June of 2013 and an increase in school facility fees of $1,500 per unit for each of the first 500 certificates of occupancy issued in connection with the residential development of East Area 1. Such costs have and will be capitalized as real estate development costs.

In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of the East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project are located in Santa Maria, California and are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2013 were $3,141,000, $3,382,000 and $4,687,000, respectively, and at October 31, 2012 were $2,889,000, $3,165,000 and $4,478,000, respectively.

During the three months ended July 31, 2013 and 2012, the Company capitalized $172,000 and $298,000, respectively, of costs related to these real estate parcels. During the nine months ended July 31, 2013 and 2012, the Company capitalized $678,000 and $804,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $3,000 and net incidental income of $3,000 in the three months ended July 31, 2013 and 2012, respectively, and net expenses of $29,000 and $13,000 in the nine months ended July 31, 2013 and 2012, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”), for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company made cash contributions of zero to East Ridge during the three months ended July 31, 2013 and 2012, respectively, and $91,000 and $88,000 during the nine months ended July 31, 2013 and 2012, respectively. Since the Company has significant influence over, but less than a controlling interest in, East Ridge, the Company is accounting for its investment in East Ridge using the equity method of accounting and the investment is included in equity in investments in the Company’s consolidated balance sheets at October 31, 2012.

On April 8, 2013, the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The transaction closed in June 2013 and generated net proceeds of $5,713,000. The Company recognized a loss of $1,754,000, which is included in equity in earnings (losses) of investments in the Company’s consolidated statements of operations.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended July 31, 2013 and 2012, the Company capitalized $184,000 and $247,000, respectively, of costs related to this real estate development project. During the nine months ended July 31, 2013 and 2012, the Company capitalized $595,000 and $649,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $199,000 and $175,000, in the three months ended July 31, 2013 and 2012, respectively, and $549,000 and $524,000 in the nine months ended July 31, 2013 and 2012, respectively.

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding (losses) of ($600,000) (($361,000) net of tax) and ($1,130,000) (($680,000) net of tax), during the three months ended July 31, 2013 and 2012, respectively. The Company recorded unrealized holding (losses) gains of ($470,000) (($283,000) net of tax) and $2,933,000 ($1,766,000 net of tax), during the nine months ended July 31, 2013 and 2012, respectively.

8. Notes Receivable

In connection with the Company’s stock grant program, the Company has recorded total notes receivable and accrued interest from certain employees of $22,000 and $58,000 at July 31, 2013 and October 31, 2012, respectively.

In February 2013, the Company received $350,000 from the lessee of a retail facility owned by the Company for payment in full of a note receivable issued in connection with tenant improvements made to the property.

9. Other Assets

Other assets consist of the following:

	July 31, 2013	October 31, 2012

Investments in mutual water companies	$2,103,000	$1,791,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,647,000	1,437,000
Revolving funds and memberships	387,000	359,000
	$5,673,000	$5,123,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2013	October 31, 2012
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 At July 31, 2013 and October 31, 2012. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.20% at July 31, 2013 plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$40,000,000	$61,261,000

Farm Credit West term loan secured by property with a net book value of $11,618,000 at July 31, 2013 and $11,626,000 at October 31, 2012. The interest rate is variable and was 2.75% at July 31, 2013. The loan is payable in quarterly installments through November 2022.	5,385,000	5,743,000

Farm Credit West term loan secured by property with a net book value of $11,626,000 at October 31, 2012. The interest rate was variable and was 3.25% at October 31, 2012. The loan was paid in full in February 2013.	-	861,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,884,000 at July 31, 2013 and $3,864,000 at October 31, 2012. The interest rate is variable and was 2.75% at July 31, 2013. Interest is payable monthly and the principal is due in full in May 2018.	492,000	13,000,000

Farm Credit West term loan secured by property with a net book value of $20,451,000 at July 31, 2013 and $19,856,000 at October 31, 2012. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	2,085,000	8,770,000

Subtotal	47,962,000	89,635,000
Less current portion	558,000	760,000
Total long-term debt, less current portion	$47,404,000	$88,875,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $87,000,000 at July 31, 2013, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $626,000 and $746,000 during the three months ended July 31, 2013 and 2012, respectively, and $1,920,000 and $2,118,000 during the nine months ended July 31, 2013 and 2012, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2013	October 31, 2012	July 31, 2013	October 31, 2012
Pay fixed-rate, receive floating-rate interest rate swap, matured June 2013	$-	$42,000,000	$-	$1,072,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$2,010,000	$2,768,000

In April 2010, the Company cancelled two interest rate swaps with notional amounts of $10,000,000 each and amended the remaining interest rate swap from a notional amount of $22,000,000 to a notional amount of $42,000,000. This remaining interest rate swap was also amended to a pay-fixed rate of 3.63%, which was 62 basis points lower than the original pay-fixed rate. The floating-rate and maturity date of the amended interest rate swap remain unchanged. The Company did not incur any out-of-pocket fees related to the cancellation or amendment of these interest rate swaps.

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance was amortized and included in interest income from derivative instruments over the period of the original swap agreements. Amortization for the three month periods ended July 31, 2013 and 2012 was $90,000 and $135,000, respectively. Amortization for the nine month periods ended July 31, 2013 and 2012 was $361,000 and $405,000, respectively. The accumulated other comprehensive loss balance was fully amortized at July 31, 2013.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability were recorded in interest income from derivative instruments and the liability balance was recorded in other long-term liabilities and fair value of derivative instrument in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the three month periods ended July 31, 2013 and 2012 resulted in non-cash interest income of $359,000 and $307,000, respectively. The mark to market adjustments recognized by the Company during the nine month periods ended July 31, 2013 and 2012 resulted in non-cash interest income of $1,072,000 and $932,000, respectively. This swap matured in June 2013.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in other long-term liabilities and related accumulated other comprehensive loss at July 31, 2013 and October 31, 2012.

12. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. There was no dilution due to stock-based compensation for the three and nine month periods ended July 31, 2013 and 2012. The Series B convertible preferred shares are anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $127,000 and $121,000 of rental income from employees in the three months ended July 31, 2013 and 2012, respectively. The Company recorded $392,000 and $387,000 of rental income from employees in the nine months ended July 31, 2013 and 2012, respectively. There were no rental payments due from employees at July 31, 2013 and October 31, 2012.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $213,000 and $137,000 in the three months ended July 31, 2013 and 2012, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $903,000 and $794,000 in the nine months ended July 31, 2013 and 2012, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $64,000 and $20,000 at July 31, 2013 and October 31, 2012, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $438,000 and $416,000 from the association in the three months ended July 31, 2013 and 2012, respectively. The Company purchased services and supplies of $801,000 and $902,000 from the association in the nine months ended July 31, 2013 and 2012, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $143,000 and $72,000 at July 31, 2013 and October 31, 2012, respectively.

The Company recorded dividend income of $432,000 and $366,000 in the nine months ended July 31, 2013 and 2012, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $7,748,000 and $5,530,000 of avocado sales to Calavo for the three months ended July 31, 2013 and 2012, respectively. The Company had $10,455,000 and $6,255,000 of avocado sales to Calavo for the nine months ended July 31, 2013 and 2012, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The amounts receivable from Calavo were $3,081,000 and zero at July 31, 2013 and October 31, 2012, respectively. Additionally, the Company leases office space to Calavo and received rental income of $69,000 and $67,000 in the three months ended July 31, 2013 and 2012, respectively. The Company received rental income from Calavo of $205,000 and $198,000 in the nine months ended July 31, 2013 and 2012, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing arrangements. During the three months ended July 31, 2013 and 2012, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $798,000 and $618,000, respectively. During the nine months ended July 31, 2013 and 2012, the aggregate amount was $1,023,000 and $1,091,000, respectively. Such amounts are included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $445,000 and $705,000 at July 31, 2013 and October 31, 2012, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of July 31, 2013, no acres have been planted on the leased property; therefore no lease expense has been incurred. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc.

14. Income Taxes

The Company’s effective tax rate for the nine months ended July 31, 2013 is approximately 37.2%, inclusive of certain discrete items and an adjustment to reconcile the fiscal year 2012 tax provision to the 2012 tax return.

There has been no material change to the Company’s uncertain tax position for the three and nine month periods ended July 31, 2013. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Income Taxes (continued)

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2013.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $975,000 and $159,000 during the three months ended July 31, 2013 and 2012, respectively, and $1,127,000 and $425,000 during the nine months ended July 31, 2013 and 2012, respectively.

The net periodic pension costs for the Plan for the three months ended July 31 were as follows:

	2013	2012

Service cost	$41,000	$37,000
Interest cost	180,000	201,000
Expected return on plan assets	(240,000)	(248,000)
Recognized actuarial loss	258,000	205,000
Net periodic pension cost	$239,000	$195,000

The net periodic pension costs for the Plan for the nine months ended July 31 were as follows:

	2013	2012

Service cost	$123,000	$110,000
Interest cost	540,000	603,000
Expected return on plan assets	(720,000)	(743,000)
Recognized actuarial loss	774,000	614,000
Net periodic pension cost	$717,000	$584,000

16. Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2013	October 31, 2012

Minimum pension liability	$4,949,000	$6,130,000
Fair value of derivative instrument	2,010,000	2,768,000
Other	55,000	55,000
	$7,014,000	$8,953,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Stockholders’ Equity

As of July 31, 2013, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase obligation. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at July 31, 2013 and October 31, 2012, respectively.

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2012, 34,721 shares of common stock were issued to management under the Stock Plan for fiscal year 2012 performance. This resulted in total compensation expense of approximately $657,000, with $216,000 recognized in the year-ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Shares may be granted for fiscal year 2013, when it is determined whether or not the performance criteria have been achieved. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended July 31,		Nine Months Ended July 31,
Performance Year	Shares Granted	2013	2012	2013	2012
2010	62,287	$-	$135,000	$91,000	$406,000
2012	34,721	50,000	225,000	159,000	225,000
2013	-	75,000	-	225,000	-
		$125,000	$360,000	$475,000	$631,000

During January 2013, members of management exchanged 9,642 and 214 shares of common stock with fair market values of $21.40 and $18.92 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2013, 9,040 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company incurred no stock-based compensation to non-employee directors during the three months ended July 31, 2013 and 2012. The Company recognized $200,000 and $180,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2013 and 2012, respectively.

During February 2013, members of management exchanged 1,154 shares of common stock with a fair market value of $21.75 per share (at the date of the exchange) for the repayment of notes issued in relation to payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During February 2013, the Company sold 2,070,000 shares of common stock at a price of $18.50 per share in a public offering. See Note 19.

On May 21, 2013, the Company’s board of directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. On June 28, 2013, the Company issued 4,859 unregistered shares of the Company’s common stock with a per share value of $20.58 at the date of the issuance. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

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

Segment information for the three months ended July 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$28,626,000	$1,064,000	$239,000	$–	$29,929,000
Costs and expenses	15,541,000	541,000	429,000	2,910,000	19,421,000
Depreciation and amortization	391,000	97,000	15,000	48,000	551,000
Operating income (loss)	$12,694,000	$426,000	$(205,000)	$(2,958,000)	$9,957,000

Segment information for the three months ended July 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$23,664,000	$962,000	$74,000	$–	$24,700,000
Costs and expenses	13,208,000	556,000	253,000	2,472,000	16,489,000
Depreciation and amortization	346,000	93,000	13,000	53,000	505,000
Operating income (loss)	$10,110,000	$313,000	$(192,000)	$(2,525,000)	$7,706,000

The following table sets forth revenues by category, by segment for the three months ended:

	July 31, 2013	July 31, 2012

Lemons	$19,112,000	$15,460,000
Avocados	7,748,000	5,530,000
Navel and Valencia oranges	1,470,000	2,057,000
Specialty citrus and other crops	296,000	617,000
Agribusiness revenues	28,626,000	23,664,000

Rental operations	603,000	564,000
Leased land	427,000	354,000
Organic recycling and other	34,000	44,000
Rental operations revenues	1,064,000	962,000

Real estate development revenues	239,000	74,000
Total revenues	$29,929,000	$24,700,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the nine months ended July 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$67,114,000	$3,155,000	$328,000	$–	$70,597,000
Costs and expenses	50,611,000	1,618,000	867,000	8,852,000	61,948,000
Depreciation and amortization	1,170,000	277,000	46,000	145,000	1,638,000
Operating income (loss)	$15,333,000	$1,260,000	$(585,000)	$(8,997,000)	$7,011,000

Segment information for the nine months ended July 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$47,912,000	$2,959,000	$162,000	$–	$51,033,000
Costs and expenses	35,530,000	1,469,000	716,000	7,649,000	45,364,000
Depreciation and amortization	1,094,000	278,000	39,000	160,000	1,571,000
Operating income (loss)	$11,288,000	$1,212,000	$(593,000)	$(7,809,000)	$4,098,000

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2013	July 31, 2012

Lemons	$48,593,000	$35,625,000
Avocados	10,455,000	6,255,000
Navel and Valencia oranges	5,168,000	3,345,000
Specialty citrus and other crops	2,898,000	2,687,000
Agribusiness revenues	67,114,000	47,912,000

Rental operations	1,788,000	1,702,000
Leased land	1,286,000	1,112,000
Organic recycling and other	81,000	145,000
Rental operations revenues	3,155,000	2,959,000

Real estate development revenues	328,000	162,000
Total revenues	$70,597,000	$51,033,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Public Offering of Common Stock

On August 24, 2011, the Company’s shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, the Company completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement. The offering represented 16% of the Company’s outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, the Company had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. The planned uses of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, the Company used the net offering proceeds to repay long-term debt.

20. Business Combination

On September 6, 2013 (the “Acquisition Date”) the Company completed the acquisition of all of the outstanding stock of Associated Citrus Packers, Inc. (“ACP”), a privately owned Arizona corporation, for approximately $18.6 million (the “Acquisition”). The purchase price consists of the issuance of 705,000 unregistered shares of the Company’s common stock with an aggregate value of $16.0 million, based on the Company’s stock price on the Acquisition Date, $1.0 million in cash and the repayment of $1.6 million in ACP’s long term debt. The Acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The Acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year to allow for potential indemnification claims as defined in the merger agreement. Upon completion of the Acquisition, ACP became a wholly owned subsidiary of the Company. ACP owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards, 350 acres of other crops and agriculture equipment and facilities. The transaction will be accounted for under the acquisition method. The Company has not completed its fair value analysis to allocate the purchase price to the assets acquired and liabilities assumed in the acquisition, however, a significant amount of the fair value is expected to be recorded to land and productive lemon orchards. Transactions costs incurred in connection with the acquisition as of July 31, 2013 are approximately $60,000, which are included in selling, general and administrative expense. The results of operations of ACP will be included in the consolidated results of operations of the Company from the Acquisition Date.

21. Subsequent Events

The Company has evaluated events subsequent to July 31, 2013 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Agribusiness

We are one of the largest growers of lemons and the largest grower of avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 93%, 88% and 87% of our fiscal year 2012, 2011 and 2010 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended July 31, 2013, lemon sales were comprised of approximately 74% to U.S. and Canada-based customers, 25% to domestic exporters and 1% to international customers. During the nine months ended July 31, 2013, lemon sales were comprised of approximately 72% to U.S. and Canada-based customers, 27% to domestic exporters and 1% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Recent Developments

In February, 2013, our East Area 1 real estate development project was annexed into the City of Santa Paula. The annexation enables us to proceed with our master planned community project consisting of up to 1,500 residential units, 210,000 square feet of commercial space and 350,000 square feet of light industrial space. Annexation into the City of Santa Paula was required in order to re-zone the land for residential, commercial and light industrial development. We have begun tract mapping of the area for development and will be applying for infrastructure building permits and expect to break ground on the project in late 2014. We are projecting to begin home sales in 2015. In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of our East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement. The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

On June 25, 2013, we declared a $0.0375 per share dividend paid on July 16, 2013 in the aggregate amount of $499,000 to common shareholders of record on July 8, 2013.

In April 2013, we purchased land for use as a citrus orchard for a purchase price of $375,000 cash. The acquisition was for approximately 25 acres of agricultural property located adjacent to the Sheldon Ranch. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land.

On April 8, 2013, the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The property is located in the city of Santa Maria, County of Santa Barbara, California and includes approximately 40 acres of land. The transaction closed in June 2013 and generated net proceeds of $5,713,000. The Company recognized a loss on its investment in HM East Ridge, LLC of $1,754,000, which is included in equity in earnings (losses) of investments in the accompanying consolidated statements of operations. During July 2013, we used the net sale proceeds to repay long-term debt.

On April 11, 2013, we sold 165,000 shares of Calavo Growers, Inc. (“Calavo ”) common stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to a stock purchase agreement between the companies in 2005. Following the sale of shares of Calavo, we continue to own 500,000 shares of Calavo common stock. The net proceeds to our Company from the sale were $4,788,000, resulting in a gain of $3,138,000. We used the proceeds to repay our long-term debt.

In June 2013, we announced that we plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be completed and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $850,000 to $900,000.

On July 1, 2013, we entered into a lease agreement (the “Agreement”) with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Agreement, Limoneira has secured the right to plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley. The Agreement provides that Limoneira will initially plant 320 acres of lemons at the Cadiz Ranch and will also hold options to plant up to 960 additional acres by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. The annual rental payment will not exceed a total of $1,200 per acre.

On September 6, 2013 (the “Acquisition Date”) we completed the acquisition of all of the outstanding stock of Associated Citrus Packers, Inc. (“ACP”), a privately owned Arizona corporation, for approximately $18.6 million (the “Acquisition”). The purchase price consists of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the Acquisition Date, $1.0 million in cash and the repayment of $1.6 million in ACP’s long term debt. The Acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The Acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year to allow for potential indemnification claims as defined in the merger agreement. Upon completion of the Acquisition, ACP became a wholly owned subsidiary of our Company. ACP owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards, 350 acres of other crops and agriculture equipment and facilities. The transaction will be accounted for under the acquisition method. We have not completed our fair value analysis to allocate the purchase price to the assets acquired and liabilities assumed in the acquisition, however, a significant amount of the fair value is expected to be recorded to land and productive lemon orchards. Transactions costs incurred in connection with the acquisition as of July 31, 2013 are approximately $60,000, which are included in selling, general and administrative expense. The results of operations of ACP will be included in our consolidated results of operations from the Acquisition Date.

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31:

	Quarters Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Agribusiness	$28,626,000	$23,664,000	$67,114,000	$47,912,000
Rental operations	1,064,000	962,000	3,155,000	2,959,000
Real estate development	239,000	74,000	328,000	162,000
Total revenues	29,929,000	24,700,000	70,597,000	51,033,000
Costs and expenses:
Agribusiness	15,932,000	13,554,000	51,781,000	36,624,000
Rental operations	638,000	649,000	1,895,000	1,747,000
Real estate development	444,000	266,000	913,000	755,000
Selling, general and administrative	2,958,000	2,525,000	8,997,000	7,809,000
Total costs and expenses	19,972,000	16,994,000	63,586,000	46,935,000
Operating income:
Agribusiness	12,694,000	10,110,000	15,333,000	11,288,000
Rental operations	426,000	313,000	1,260,000	1,212,000
Real estate development	(205,000)	(192,000)	(585,000)	(593,000)
Selling, general and administrative	(2,958,000)	(2,525,000)	(8,997,000)	(7,809,000)
Operating income	9,957,000	7,706,000	7,011,000	4,098,000
Other income (expense):
Interest expense	-	(148,000)	(124,000)	(394,000)
Interest income from derivative instrument	269,000	172,000	711,000	527,000
Gain on sale of stock in Calavo Growers, Inc.	-	-	3,138,000	-
Interest income and other	(20,000)	32,000	454,000	292,000
Total other income	289,000	56,000	4,179,000	425,000
Income tax provision	(3,772,000)	(2,696,000)	3,544,000	(1,501,000)
Equity in earnings (losses) of investments	133,000	15,000	(1,656,000)	(13,000)
Net income	$6,607,000	$5,081,000	$5,990,000	$3,009,000

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

	Quarter Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Net income	$6,607,000	$5,081,000	$5,990,000	$3,009,000
Total interest income, net	(288,000)	(50,000)	(652,000)	(211,000)
Income taxes	3,772,000	2,696,000	3,544,000	1,501,000
Depreciation and amortization	551,000	505,000	1,638,000	1,571,000
EBITDA	$10,642,000	$8,232,000	$10,520,000	$5,870,000

Third Quarter Fiscal Year 2013 Compared to Third Quarter Fiscal Year 2012

Revenues

Total revenue for the third quarter of fiscal year 2013 was $29.9 million compared to $24.7 million for the third quarter of fiscal year 2012. The 21% increase of $5.2 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended July 31,
	2013	2012	Change

Lemons	$19,112,000	$15,460,000	$3,652,000	24%
Avocados	7,748,000	5,530,000	2,218,000	40%
Navel and Valencia oranges	1,470,000	2,057,000	(587,000)	(29)%
Specialty citrus and other crops	296,000	617,000	(321,000)	(52)%
Agribusiness revenues	$28,626,000	$23,664,000	$4,962,000	21%

•	Lemons: The increase in the third quarter of fiscal year 2013 was primarily the result of increased volume of fresh lemons sold at higher prices. During the third quarters of fiscal years 2013 and 2012, fresh lemon sales were $16.9 million and $13.3 million, respectively, on 934,000 and 794,000 cartons of lemons sold at average per carton prices of $18.09 and $16.75, respectively. The higher average per carton prices in fiscal year 2013 compared to fiscal year 2012 were primarily due to more favorable overall market conditions. Additionally, lemon by-product and other lemon sales were $2.2 million in the third quarters of fiscal years 2013 and 2012.

•	Avocados: The increase in the third quarter of fiscal year 2013 was the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the third quarter of fiscal year 2013, 10.4 million pounds of avocados were sold at an average per pound price of $0.75 compared to 6.8 million pounds sold at an average per pound price of $0.81 during the same period in fiscal year 2012.

•	Navel and Valencia oranges: The decrease in the third quarter of fiscal year 2013 was the result of decreased volume sold at lower prices. During the third quarter of fiscal year 2013, 162,000 field boxes of oranges were sold at an average per field box price of $9.07 compared to 182,000 field boxes sold at an average per field box price of $11.30 during the same period in fiscal year 2012. Lower prices in the third quarter of fiscal year 2013 were primarily due to smaller fruit sizes from lack of annual rainfall in fiscal year 2013 compared to fiscal year 2012.

•	Specialty citrus and other crops: The decrease in the third quarter of fiscal year 2013 was primarily the result of decreased volume of specialty citrus and other crops sold at lower prices. During the third quarter of fiscal year 2013, 22,000 field boxes of specialty citrus and other crops were sold at an average per field box price of $13.45 compared to 32,000 field boxes sold at an average per field box price of $19.28 during the same period in fiscal year 2012.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2013 were $20.0 million compared to $17.0 million in the third quarter of fiscal year 2012, an 18% increase of $3.0 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended July 31,
	2013	2012	Change

Packing costs	$5,104,000	$3,959,000	$1,145,000	29%
Harvest costs	3,120,000	2,931,000	189,000	6%
Growing costs	4,278,000	3,677,000	601,000	16%
Third-party grower costs	3,039,000	2,641,000	398,000	15%
Depreciation and amortization	391,000	346,000	45,000	13%
Agribusiness costs and expenses	$15,932,000	$13,554,000	$2,378,000	18%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the third quarter of fiscal year 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During the third quarter of fiscal year 2013, we packed and sold 934,000 cartons at average per carton costs of $5.46 compared to 794,000 cartons packed and sold at average per carton costs of $4.99 during the same period in fiscal year 2012. The $0.47 increase in average per carton costs during the second quarter of fiscal year 2013 was mainly due to $0.27 per carton increase in costs for purchased, packed fruit to sell, $0.16 per carton increase in labor and benefits, $0.06 per carton increase in cardboard cartons and $0.02 per carton net decrease in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in the third quarter of fiscal year 2013 was primarily attributable to higher avocado harvest volumes compared to the same period in fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2013 was primarily attributable to $0.6 million growing costs from the Sheldon Ranch, comprised of $0.4 million of costs associated with the current harvest period and $0.2 million of net lease expense. In comparison, the Sheldon Ranch incurred $0.2 million of growing costs during the third quarter of fiscal year 2012, comprised of $0.1 million of costs associated with the current harvest period and $0.1 million of net lease expense. Additionally, during the third quarter of fiscal year 2013, cultivation and irrigation increased, in aggregate, $0.2 million on our remaining ranches due to weather and the timing of harvest cycles compared to the third quarter of fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2013 was primarily attributable to higher cost of third-party grower lemons compared to the third quarter of fiscal year 2012. Of the 934,000 and 794,000 cartons sold during the third quarter of fiscal years 2013 and 2012, respectively, 231,000 (25%) and 218,000 (27%) were procured from third-party growers at average per carton costs of $13.16 and $12.11, respectively.

Selling, general and administrative costs in the third quarter of fiscal year 2013 were $2.9 million compared to $2.5 million for the third quarter of fiscal year 2012. This 17% increase of $0.4 million was primarily due to the following:

•	$0.2 million increase in salaries, benefits and incentive compensation due to employee compensation increases and incentive compensation in the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

•	$0.2 million increase in other selling, general and administrative expenses, including certain consulting expenses associated with our strategic growth initiatives, in the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

Other Income (Expense)

Other income (expense) for the third quarter of fiscal year 2013 was $0.3 million of income compared to $0.1 million of income for the third quarter of fiscal year 2012. The $0.2 million increase in income was primarily attributable to the following:

•	$0.1 million decrease in interest expense as a result of lower average debt levels in the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the third quarter of fiscal year 2013 was capitalized on non-bearing orchards, real estate development projects and significant construction in progress.

•	$0.1 million increase in income from fair value adjustments on one of our interest rate swaps in the third quarter of fiscal year 2013 compared to the same period in fiscal year 2012.

Income Taxes

We recorded an estimated income tax provision of $3.8 million in the third quarter of fiscal year 2013 on pre-tax earnings of $10.4 million compared to an estimated income tax provision of $2.7 million on pre-tax earnings of $7.8 million in the third quarter of fiscal year 2012.

Our projected annual effective tax rate for fiscal year 2013 is 36.3% at July 31, 2013, resulting in a 36.3% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2013. In comparison, our projected annual effective tax rate was 33.7% at July 31, 2012, resulting in a 34.9% effective tax rate, after certain discrete items, for the third quarter of fiscal year 2012.

Equity in Earnings of Investments

Equity in earnings of investments was $0.1 million for the third quarter of fiscal year 2013 compared to $15,000 for the third quarter of fiscal year 2012. The increase is primarily due to earnings recognized on our investment in Limco Del Mar, Ltd.

Nine Months Ended July 31, 2013 Compared to the Nine Months Ended July 31, 2012

Revenues

Total revenue for the nine months ended July 31, 2013 was $70.6 million compared to $51.0 million for the nine months ended July 31, 2012. The 38% increase of $19.6 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2013	2012	Change

Lemons	$48,593,000	$35,625,000	$12,968,000	36%
Avocados	10,455,000	6,255,000	4,200,000	67%
Navel and Valencia oranges	5,168,000	3,345,000	1,823,000	54%
Specialty citrus and other crops	2,898,000	2,687,000	211,000	8%
Agribusiness revenues	$67,114,000	$47,912,000	$19,202,000	40%

•	Lemons: The increase in the nine months ended July 31, 2013 was primarily the result of increased volume of fresh lemons sold partially offset by lower prices. During the nine months ended July 31, 2013 and 2012, fresh lemon sales were $42.8 million and $31.6 million, respectively, on 2,683,000 and 1,897,000 cartons of lemons sold at average per carton prices of $15.95 and $16.66, respectively. The lower average per carton prices in fiscal year 2013 compared to fiscal year 2012 were primarily due to less favorable overall market conditions during the first six months of fiscal year 2013. Additionally, lemon by-product and other lemon sales were $5.8 million in the nine months ended July 31, 2013 compared to $4.0 million during the same period in fiscal year 2012.

•	Avocados: The increase in the nine months ended July 31, 2013 was primarily the result of increased volume, partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the nine months ended July 31, 2013, 13.7 million pounds of avocados were sold at an average per pound price of $0.75 per pound compared to 7.6 million pounds sold at an average per pound price of $0.82 during the same period in fiscal year 2012.

•	Navel and Valencia oranges: The increase in the nine months ended July 31, 2013 was primarily the result of increased volume from the Sheldon Ranch. In accordance with the terms of the Sheldon Ranch leases, we did not share in the citrus crop revenue in fiscal year 2012. During the nine months ended 2013, 606,000 field boxes of oranges were sold at an average per field box price of $8.52 compared to 336,000 field boxes sold at an average per field box price of $9.96 during the same period in fiscal year 2012. Lower prices in the nine months ended July 31, 2013 were primarily due to smaller fruit sizes from lack of annual rainfall in fiscal year 2013 compared to fiscal year 2012.

•	Specialty citrus and other crops: The increase in the nine months ended July 31, 2013 is primarily the result of increased volume of specialty citrus partially offset by lower prices. During the nine months ended July 31, 2013, 184,000 field boxes of specialty citrus were sold at an average per field box price of $15.75 compared to 180,000 field boxes sold at an average per field box price of $14.93 during the same period in fiscal year 2012.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2013 were $63.6 million compared to $46.9 million for the nine months ended July 31, 2012, for a 35% increase of $16.7 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2013	2012	Change

Packing costs	$14,742,000	$9,896,000	$4,846,000	49%
Harvest costs	6,805,000	5,298,000	1,507,000	28%
Growing costs	11,754,000	8,810,000	2,944,000	33%
Third-party grower costs	17,310,000	11,526,000	5,784,000	50%
Depreciation and amortization	1,170,000	1,094,000	76,000	7%
Agribusiness costs and expenses	$51,781,000	$36,624,000	$15,157,000	41%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the nine months ended July 31, 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During the nine months ended July 31, 2013, we packed and sold 2,683,000 cartons of lemons at average per carton costs of $5.49 compared to 1,897,000 cartons packed and sold at average per carton costs of $5.22 during the same period in fiscal year 2012. The $0.27 increase in average per carton costs during the nine months ended July 31, 2013 was mainly due to $0.14 per carton increase in costs for purchased, packed fruit to sell, $0.08 per carton increase in labor and benefits, $0.07 per carton increase in cardboard cartons and $0.02 per carton net decrease in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in the nine months ended July 31, 2013 was primarily attributable to higher avocado and Navel and Valencia orange harvest volumes compared to the same period in fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the nine months ended July 31, 2013 was primarily attributable to $2.1 million growing costs from the Sheldon Ranch, comprised of $1.2 million of costs associated with the current harvest period, $0.4 million net amortization of costs capitalized in fiscal year 2012 and $0.5 million of net lease expense. In comparison, the Sheldon Ranch incurred $0.4 million of growing costs during the nine months ended July 31, 2012, comprised primarily of net lease expense. Additionally, during the nine months ended July 31, 2013, cultivation, irrigation and soil amendments increased, in aggregate, $1.2 million on our remaining ranches due to weather and the timing of harvest cycles compared to the same period in fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the nine months ended July 31, 2013, was primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 2,683,000 and 1,897,000 cartons sold during the nine months ended July 31, 2013 and 2012, respectively, 1,555,000 (58%) and 911,000 (48%) were procured from third-party growers at average per carton costs of $11.13 and $12.65, respectively. As a result of our agreement with Associated Citrus Packers, we sold 588,000 cartons of lemons procured from certain third party growers in the nine months ended July 31, 2013 compared to zero cartons in the nine months ended July 31, 2012.

Selling, general and administrative expenses for the nine months ended July 31, 2013 were $9.0 million compared to $7.8 million in the same period in fiscal year 2012. This 15% increase of $1.2 million was primarily attributable to the following:

•	$0.5 million increase for salaries, benefits and incentive compensation due to employee compensation increases and incentive compensation in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012.

•	$0.2 million increase in selling expenses due to increased lemon sales volume in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012.

•	$0.5 million net increase in other selling, general and administrative expenses, including certain consulting expenses associated with our strategic growth initiatives, in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012.

Other Income (Expense)

Other income (expense) for the nine months ended July 31, 2013 was $4.2 million of income compared to $0.4 million of income for the same period in fiscal year 2012. The $3.8 million increase in income was primarily attributable to the following:

•	$0.3 million decrease in interest expense as a result of lower average debt levels in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the second and third quarters of fiscal year 2013 was capitalized on non-bearing orchards, real estate development projects and significant construction in progress.

•	$0.2 million increase in income from fair value adjustments on one of our interest rate swaps in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012.

•	$3.1 million gain on the sale of stock in Calavo in the nine months ended July 31, 2013. There was no such gain in the same period in fiscal year 2012.

•	$0.2 million increase in other income (expense), net in the nine months ended July 31, 2013 due primarily to a $0.1 million increase in Calavo dividend received compared to the same period in fiscal year 2012.

Income Taxes

We recorded an estimated income tax provision of $3.5 million in the nine months ended July 31, 2013 on a pre-tax earnings of $9.5 million compared to an estimated income tax provision of $1.5 million on a pre-tax earnings of $4.5 million in the nine months ended July 31, 2012.

Our projected annual effective tax rate for fiscal year 2013 is 36.3% at July 31, 2013, resulting in a 37.2% effective tax rate, after certain discrete items, for the nine months ended July 31, 2013. In comparison, our projected annual effective tax rate was 33.7% at July 31, 2012, resulting in a 33.2% effective tax rate, after certain discrete items, for the nine months ended July 31, 2012.

Equity in Losses of Investments

Equity in losses of investments for the nine months ended July 31, 2013 was $1.7 million compared to $13,000 for the same period in fiscal year 2012. The $1.7 million increase is primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from the sale of the property owned by the LLC at an amount below net book value.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations for current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the third quarter and nine months ended July 31, 2013 and 2012:

	Quarters Ended July 31,				Nine Months Ended July 31,
	2013		2012		2013		2012
Revenues:
Agribusiness	$28,626,000	95%	$23,664,000	95%	$67,114,000	95%	$47,912,000	93%
Rental operations	1,064,000	4%	962,000	4%	3,155,000	4%	2,959,000	6%
Real estate development	239,000	1%	74,000	1%	328,000	1%	162,000	1%
Total revenues	29,929,000	100%	24,700,000	100%	70,597,000	100%	51,033,000	100%
Costs and expenses:
Agribusiness	15,932,000	80%	13,554,000	80%	51,781,000	81%	36,624,000	78%
Rental operations	638,000	3%	649,000	4%	1,895,000	3%	1,747,000	4%
Real estate development	444,000	2%	266,000	1%	913,000	2%	755,000	1%
Corporate and other	2,958,000	15%	2,525,000	15%	8,997,000	14%	7,809,000	16%
Total costs and expenses	19,972,000	100%	16,994,000	100%	63,586,000	100%	46,935,000	100%
Operating income (loss):
Agribusiness	12,694,000		10,110,000		15,333,000		11,288,000
Rental operations	426,000		313,000		1,260,000		1,212,000
Real estate development	(205,000)		(192,000)		(585,000)		(593,000)
Corporate and other	(2,958,000)		(2,525,000)		(8,997,000)		(7,809,000)
Total operating income	$9,957,000		$7,706,000		$7,011,000		$4,098,000

Third Quarter of Fiscal Year 2013 Compared to the Third Quarter of Fiscal Year 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the third quarter of fiscal year 2013, our agribusiness segment revenue was $28.6 million compared to $23.7 million for the third quarter of fiscal year 2012. The 21% increase of $4.9 million primarily reflected higher lemon, avocado and orange revenue for the fiscal year 2013 third quarter compared to the fiscal year 2012 third quarter. The increase in agribusiness revenue consisted of the following:

•	Lemon revenue for the third quarter of fiscal year 2013 was $3.6 million higher than the third quarter of fiscal year 2012.

•	Avocado revenue for the third quarter of fiscal year 2013 was $2.2 million higher than the third quarter of fiscal year 2012.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2013 were $0.6 million lower than the third quarter of fiscal year 2012.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2013 were $0.3 million lower than the third quarter of fiscal year 2012.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. For the third quarter of fiscal year 2013, our agribusiness costs were $15.9 million compared to $13.6 million for the third quarter of fiscal year 2012. The 18% increase of $2.3 million primarily consisted of the following:

•	Packing costs for the third quarter of fiscal year 2013 were $1.1 million higher than the third quarter of fiscal year 2012.

•	Harvest costs for the third quarter of fiscal year 2013 were $0.2 million higher than the third quarter of fiscal year 2012.

•	Growing costs for the third quarter of fiscal year 2013 were $0.6 million higher than the third quarter of fiscal year 2012.

•	Third-party grower costs for the third quarter of fiscal year 2013 were $0.4 million higher than the third quarter of fiscal year 2012.

•	Depreciation and amortization expense was similar quarter to quarter at approximately $0.4 million.

Rental Operations

Our rental operations segment had revenues of approximately $1.1 million and $1.0 million in the third quarters of fiscal years 2013 and 2012, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs in our rental operations segment were approximately $0.5 million in the third quarters of fiscal years 2013 and 2012, respectively. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.2 million and $0.1 million in the third quarters of fiscal years 2013 and 2012, respectively.

Real estate development costs and expenses were approximately $0.4 million and $0.3 million in the third quarters of fiscal years 2013 and 2013, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the third quarter of fiscal year 2013 were approximately $0.4 million higher than the third quarter of fiscal year 2012. Depreciation expense was similar quarter to quarter at approximately $50,000.

Nine Months Ended July 31, 2013 Compared to the Nine Months Ended July 31, 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the nine months ended July 31, 2013, our agribusiness segment revenue was $67.1 million compared to $47.9 million for the nine months ended July 31, 2012. The 40% increase of $19.2 million primarily reflected higher lemon, avocado and orange revenue for the fiscal year 2013 period compared to the fiscal year 2012 period. The increase in agribusiness revenue primarily consisted of the following:

•	Lemon revenue for the nine months ended July 31, 2013 was $13.0 million higher than the nine months ended July 31, 2012.

•	Avocado revenue for the nine months ended July 31, 2013 was $4.2 million higher than the nine months ended July 31, 2012.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2013 were $1.8 million higher than the nine months ended July 31, 2012.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2013 were $0.2 million higher than the nine months ended July 31, 2012.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. For the nine months ended July 31, 2013, our agribusiness costs and expenses were $51.8 million compared to $36.6 million for the nine months ended July 31, 2012. The 41% increase of $15.2 million primarily consisted of the following:

•	Packing costs for the nine months ended July 31, 2013 were $4.8 million higher than the nine months ended July 31, 2012.

•	Harvest costs for the nine months ended July 31, 2013 were $1.5 million higher than the nine months ended July 301, 2012.

•	Growing costs for the nine months ended July 31, 2013 were $3.0 million higher than the nine months ended July 31, 2012.

•	Third-party grower costs for the nine months ended July 31, 2013 were $5.8 million higher than the nine months ended July 31, 2012.

•	Depreciation and amortization expense for the nine months ended July 31, 2013 was $0.1 million higher than the nine months ended July 31, 2012.

Rental Operations

Our rental operations segment had revenues of approximately $3.2 million and $3.0 million in the nine months ended July 31, 2013 and 2012, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were approximately $1.6 million and $1.5 million for the nine months ended July 31, 2013 and 2012, respectively. Depreciation expense was similar period to period at approximately $0.3 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.3 million and $0.2 million in the nine month periods ended July 31, 2013 and 2012, respectively.

Real estate development costs and expenses were approximately $0.9 million and $0.8 million for the nine months ended July 31, 2013 and 2012, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the nine months ended July 31, 2013 were approximately $1.2 million higher than the nine months ended July 31, 2012. Depreciation expense was similar period to period at approximately $0.2 million.

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

The following table shows the unaudited results of operations for the trailing twelve months:

	Twelve months ended July 31,
	2013	2012
Revenues:
Agribusiness	$80,755,000	$57,749,000
Rental operations	4,219,000	3,963,000
Real estate development	418,000	203,000
Total revenues	85,392,000	61,915,000
Costs and expenses:
Agribusiness	62,457,000	43,908,000
Rental operations	2,566,000	2,289,000
Real estate development	1,195,000	1,036,000
Selling, general and administrative	11,705,000	9,741,000
Total costs and expenses	77,923,000	56,974,000
Operating income	7,469,000	4,941,000
Other income (expense):
Interest expense	(238,000)	(692,000)
Interest income from derivative instrument	923,000	636,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-
Interest income and other	330,000	336,000
Total other income	4,153,000	280,000
Net income before income taxes and equity in earnings of investments	11,622,000	5,221,000
Income tax provision	(4,021,000)	(1,761,000)
Equity in (losses) earnings of investments	(1,470,000)	103,000
Net income	$6,131,000	$3,563,000

Twelve Months Ended July 31, 2013 Compared to the Twelve Months Ended July 31, 2012

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $23.5 million in the twelve months ended July 31, 2013 compared to the twelve months ended July 31, 2012 primarily due to increased agribusiness revenues, particularly increased lemon and avocado sales.

•	Total costs and expenses increased $20.9 million in the twelve months ended July 31, 2013 compared to the twelve months ended July 31, 2012 primarily due to increases in our agribusiness costs associated with agribusiness production and revenues and selling, general and administrative expenses related to lemon sales expenses, additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain consulting expenses associated with our strategic initiatives.

•	Total other income increased $3.9 million in the twelve months ended July 31, 2013 compared to the twelve months ended July 31, 2012 primarily due the fiscal year 2013 gain on sale of stock in Calavo Growers, Inc.

•	Income tax provision increased $2.2 million in the twelve months ended July 31, 2013 compared to the twelve months ended July 31, 2012 primarily due to the fiscal year 2013 increase in pre-tax earnings of $4.9 million.

•	Equity in losses of investments increased $1.6 million in the twelve months ended July 31, 2013 compared to the twelve months ended July 31, 2012 primarily due to a $1.8 million loss recognized on the sale of our HM East Ridge, LLC property in the fiscal year 2013 period.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2013 and 2012, net cash provided by operating activities was $5.1 million and $4.5 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the nine months ended July 31, 2013 was $6.0 million compared to $3.0 million for the nine months ended July 31, 2012. The increase of $3.0 million in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012 was primarily attributable to an increase in operating income of $2.9 million and an increase in other income of $3.8 million partially offset by an increase in income tax provision of $2.0 million and an increase in equity in losses of investments of $1.6 million.

•	Depreciation and amortization remained consistent period to period at $1.6 million primarily because the balance of depreciable assets did not change significantly.

•	During the nine months ended July 31, 2013, we sold 165,000 shares of Calavo Growers, Inc. stock which resulted in a gain of $3.1 million. No such transaction occurred during the same period of fiscal year 2012.

•	Loss on disposals/sales of fixed assets of $0.2 million in the nine months ended July 31, 2012 was the result of expenses incurred from an orchard removal as part of our fiscal year 2012 orchard redevelopment plan. There were no expenses incurred from orchard removals during the same period of fiscal year 2013.

•	Non-cash stock compensation expense was $0.7 million and $0.8 million for the nine months ended July 31, 2013 and 2012, respectively, which is primarily comprised of vesting of grants to management under our stock grant performance bonus program and our directors’ stock incentive program.

•	Equity in losses of investments was $1.7 million in the nine months ended July 31, 2013 and was primarily due to a loss recognized on our investment in HM East Ridge, LLC.

•	Deferred income taxes of $0.4 million in the nine months ended July 31, 2013 was due to the sale of our previously impaired HM East Ridge, LLC property.

•	Non-cash interest income on derivative instruments was $0.7 million for the nine months ended July 31, 2013 and consisted of $1.1 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.4 million of amortization of the accumulated other comprehensive loss balance. The income of $0.5 million for the same period in fiscal year 2012 consisted of $0.9 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.4 million of amortization of the accumulated other comprehensive loss balance.

•	Accounts and notes receivable used $5.9 million in operating cash flows during the nine months ended July 31, 2013 compared to using $5.6 million in operating cash flows during the same period in fiscal year 2012. This increase was primarily the result of a $5.7 million increase in accounts receivable during the nine months ended July 31, 2013 compared to an increase of $5.6 million in accounts receivable during the nine months ended July 31, 2012, which was due to higher agribusiness revenue in the nine months ended July 31, 2013 compared to the same period in fiscal year 2012.

•	Cultural costs provided $0.8 million in operating cash flows during the nine months ended July 31, 2013 compared to using $0.7 million in operating cash flows during the same period in fiscal year 2012, primarily due to our Company entering into the Sheldon Ranch leases in January 2012. We did not share in the related citrus crop revenue in our fiscal year ended October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 were capitalized and are being amortized over the citrus crop harvest period in fiscal year 2013.

•	Income taxes receivable provided $0.7 million in operating cash flows in the nine months ended July 31, 2013, due to a reduction of the October 31, 2012 receivable resulting from a $0.4 million income tax refund and recording the third quarter fiscal year 2013 income tax provision. Income taxes receivable provided $1.3 million in operating cash flows in the nine months ended July 31, 2012, due to a reduction of the October 31, 2011 receivable resulting from a $0.4 million income tax refund and recording the third quarter fiscal year 2012 income tax provision.

•	Accounts payable and growers payable provided $1.1 million in operating cash flows in the nine months ended July 31, 2013 compared to providing $3.4 million of operating cash flows during the same period in fiscal year 2012. The operating cash provided during the nine months ended July 31, 2013 was primarily the result of $1.1 million increase in accounts payable due to increased agribusiness costs. The operating cash provided during the nine months ended July 31, 2012 is primarily the result of $1.9 million increase in accounts payable as a result of higher agribusiness costs and $1.7 million increase in grower payable due to the cost of procured lemons and the timing and amounts of payments made to third-party growers.

•	Accrued liabilities provided $2.3 million in operating cash flows in the nine months ended July 31, 2013 compared to providing $1.3 million of operating cash flows during the same period in fiscal year 2012. This was primarily due to a $2.7 million income tax liability incurred in the nine months ended July 31, 2013 compared to a $0.6 million income tax liability incurred during the same period in fiscal year 2012. Offsetting this increase in income tax liability was $0.8 million of accrued bonuses at October 31, 2012 for fiscal year 2012 that were paid in the nine months ended July 31, 2013.

•	Other long-term liabilities used $0.4 million of operating cash flows in the nine months ended July 31, 2013 and represented $1.1 million of pension contributions offset by $0.7 million of non-cash pension expense for the period. The $0.2 million of operating cash flows provided during the nine months ended July 31, 2012 represented $0.6 million of non-cash pension expense offset by pension contributions of $0.4 million for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2013, net cash provided by investing activities was $2.5 million compared to net cash used in investing activities of $7.6 million during the same period in fiscal year 2012.

Net cash provided by (used in) investing activities was primarily comprised of capital expenditures, acquisitions and the sale of assets. Capital expenditures were $8.0 million in the nine months ended July 31, 2013, comprised of $3.9 million for property, plant and equipment and $4.1 million for real estate development projects. Offsetting these capital expenditures was $5.7 million net proceeds from the sale of the HM East Ridge property, $4.8 million of net proceeds from the sale of 165,000 shares of stock in Calavo and $0.4 million collection of a note receivable. Capital expenditures were $7.2 million in the nine months ended July 31, 2012, comprised of $0.8 million for the acquisition of an agriculture business, $3.1 million for property, plant and equipment and $3.3 million for real estate development projects.

Cash Flows from Financing Activities

For the nine months ended July 31, 2013, net cash used in financing activities was $7.4 million compared to net cash provided by financing activities of $3.0 million during the same period in fiscal year 2012.

The $7.4 million of cash used in financing activities during the nine months ended July 31, 2013 was comprised primarily of net repayments of long-term debt in the amount $41.7 million and net proceeds from our public offering of common stock in the amount of $35.9 million. The $3.0 million of cash provided by financing activities during the nine month ended July 31, 2012 was comprised primarily of net borrowings of long term debt in the amount of $4.4 million. Additionally, we paid common and preferred dividends of $1.6 million in the nine months ended July 31, 2013 compared to $1.2 million in same period of fiscal year 2012.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our revolving credit facility with Rabobank, NA (“Rabobank Credit Facility”). In addition, we have two term loans with Farm Credit West, FLCA, (“Farm Credit West Term Loans”) and a non-revolving line of credit, (“Farm Credit West Line of Credit”) with Farm Credit West, PCA (together with Farm Credit West FLCA, “Farm Credit West”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 10 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Rabobank Revolving Credit Facility

As of July 31, 2013, our outstanding borrowings under the Rabobank Credit Facility were $40.0 million and we had $47.0 million of availability. The Rabobank Credit Facility bears interest at a variable rate equal to the one month London Interbank Offer Rate (“LIBOR”) plus a spread of 1.80%. The interest rate resets on the first of each month and was 1.70% at July 31, 2013. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral which was $87 million at July 31, 2013, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of July 31, 2013, we had an aggregate of approximately $8.0 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of July 31, 2013, we had $5.4 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at July 31, 2013. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. In February 2013, this term loan was paid in full with the net proceeds from our common stock offering. See “- Public Offering of Common Stock.”

•	Term Loan Maturing October 2035. As of July 31, 2013, our wholly-owned subsidiary, Windfall Investors, LLC, had $2.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2013. As of July 31, 2013, we had $0.5 million outstanding under the Farm Credit West Line of Credit that matures in May 2018. The line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at July 31, 2013. This line of credit is secured by certain of our agricultural properties.

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

In July 2013, we repaid approximately $6.5 million of our outstanding borrowings under the Farm Credit West Term Loan maturing October 31, 2035 primarily with the net proceeds from the sale of the HM East Ridge, LLC property.

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

Public Offering of Common Stock

On August 24, 2011, our shelf registration statement became effective for an aggregate amount of up to $100 million of common stock. During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement.  The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. The planned use of proceeds from the offering are general corporate purposes, which may include repayment of debt, real estate development, including activities related to East Area 1 and future acquisitions of agriculture properties. During February 2013, we used the net offering proceeds to repay long-term debt.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At July 31, 2013, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $48.0 million in debt at approximately 4.30% until June 2018.

On April 29, 2010, we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the remaining interest rate swap from a notional amount of $22.0 million to a notional amount of $42.0 million. The interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualified for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense). This swap expired June 30, 2013.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at July 31, 2013. Additional information, regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements for the quarter ended July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

Of the remaining $8.0 million in debt, $5.9 million bears interest at variable rates, which were 2.75% or less at July 31, 2013 and $2.1 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

Contractual Obligations

The following table presents our contractual obligations at July 31, 2013 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$42,085,000	$57,000	$131,000	$40,141,000	$1,756,000
Variable rate debt (principal)	5,877,000	501,000	1,048,000	1,599,000	2,729,000
Operating lease obligations	13,464,000	1,863,000	3,461,000	3,470,000	4,670,000
Total contractual obligations	$61,426,000	$2,421,000	$4,640,000	$45,210,000	$9,155,000

Interest payments on fixed and variable rate debt	$9,948,000	$1,947,000	$3,849,000	$3,753,000	$399,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt and interest rate swaps can be found above and in Notes 10 and 11 to the unaudited consolidated financial statements for the quarter ended July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at July 31, 2013.

Operating Lease Obligations

We have various operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to operate our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in fiscal year 2014, were $0.6 million and $0.7 million in the nine months ended July 31, 2013 and 2012, respectively, and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, our Company entered into the Sheldon Ranch leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by Limoneira in the future. In accordance with the terms of the lease agreements, Limoneira did not share in the citrus crop revenue in its fiscal year ending October 31, 2012. During the three and nine months ended July 31, 2013, we incurred $153,000 and $461,000, respectively, of net lease expense related to these leases. Net lease expense includes expenses for separate leases of equipment and buildings on the property.

On July 1, 2013, we entered into a lease agreement (the “Agreement”) with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Agreement, Limoneira has secured the right to plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley. The Agreement provides that Limoneira will initially plant 320 acres of lemons at the Cadiz Ranch and will also hold options to plant up to 960 additional acres by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. The annual rental payment will not exceed a total of $1,200 per acre.

We lease pollination equipment under a lease renewed through fiscal year 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2012, 2011 and 2010. We paid preferred stock dividends of approximately $0.2 million during the nine months ended July 31, 2013.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our unaudited consolidated financial statements for the quarter ended July 31, 2013, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. During the nine months ended July 31, 2013, we made contributions of $1.1 million to the Plan and we expect to contribute a minimum of approximately $1.3 million to the Plan in fiscal year 2013.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2013 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2013, we capitalized approximately $4.8 million of costs related to our real estate projects and expensed approximately $0.6 million of costs.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit
Number	Exhibit

10.1	Lease Agreement, dated as of July1, 2013, by and between the Company and Cadiz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-34755) filed on July 2, 2013).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

September 9, 2013	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2013	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer
(Principal Financial and Accounting Officer)

