Form 10-K
period 2013-10-31
Limoneira CO
filed 2014-01-14
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $220.1 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2013 was 14,036,803.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to hold on March 24, 2014, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2013.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes and rains, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in this Annual Report.

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

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893.  Our business and operations are described below.  For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report.  In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com. All of our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,600 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California and in Yuma County in Arizona, which plantings consist of approximately 3,900 acres of lemons, 1,200 acres of avocados, 1,500 acres of oranges and 800 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process, pack and sell lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.  Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley. Following our acquisition of Associated Citrus Packers, Inc. (“Associated”) we began using ground water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

For more than 100 years, we have been making strategic investments in California agricultural and development real estate.  As of the date of this Annual Report, we have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 200 completed units and another approximately 1,700 units in various stages of planning and entitlement.

Fiscal Year 2013 Highlights and Recent Developments

In February 2013, our East Area 1 real estate development project was annexed into the City of Santa Paula. The annexation enables us to proceed with our master planned community project consisting of up to 1,500 residential units, 210,000 square feet of commercial space and 350,000 square feet of light industrial space. Annexation into the City of Santa Paula was required in order to re-zone the land for residential, commercial and light industrial development. We have begun tract mapping of the area for development and will be applying for infrastructure building permits. Our goal is to break ground on the project and begin selling homes in the next 12 to 18 months, subject to general business, market and economic conditions. In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of our East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. During February 2013, we used the net offering proceeds to repay long-term debt.

In April 2013, we purchased land for use as a citrus orchard for a purchase price of $375,000 cash, which included approximately 25 acres of agricultural property located adjacent to the Sheldon Ranch in the city of Lindsay, California. We accounted for this acquisition as an asset purchase with substantially the entire purchase price allocated to land.

On April 8, 2013, we, through our investment in HM East Ridge, LLC, entered into a Purchase and Sale Agreement to sell the East Ridge parcel of property for $6,000,000. The property is located in the city of Santa Maria, County of Santa Barbara, California and includes approximately 40 acres of land. The transaction closed in June 2013 and generated net proceeds of $5,713,000. We recognized a loss on our investment in HM East Ridge, LLC of $1,754,000, which is included in equity in (losses) earnings of investments in the accompanying consolidated statements of operations. During July 2013, we used the net sale proceeds to repay long-term debt.

On April 11, 2013, we sold 165,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to a Stock Purchase Agreement we entered into with Calavo in 2005. Following this sale of shares of Calavo common stock, we continue to own 500,000 shares of Calavo common stock. The net proceeds from the sale were $4,788,000, resulting in a gain of $3,138,000. We used the sale proceeds to repay our long-term debt.

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be completed and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $850,000 to $900,000.

On July 1, 2013, we entered into a Lease Agreement with Cadiz, Inc. (“Cadiz”) to develop lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to lease and plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre.

On September 6, 2013 we acquired Associated, a privately owned Arizona corporation, for approximately $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. Transaction costs incurred in connection with the acquisition were approximately $270,000, which are included in selling, general and administrative expense. The results of operations of Associated are included in our consolidated results from operations from the acquisition date.

On October 11, 2013, we completed the acquisition of approximately 760 acres of land in the town of Porterville in Tulare County, California (“Lemons 400”) for $8,750,000 cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily utilized for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

On November 29, 2013 we entered into Purchase and Sale agreements to sell our Sevilla and Pacific Crest real estate development properties located in Santa Maria, California.  Both properties are being sold to the same buyer and the combined selling price of the two properties is $8,300,000. Upon the execution of the purchase and sale agreements, the buyer deposited $500,000 into escrow.  The buyer will issue a note receivable for each property at the close of the 90-day escrow period for the combined amount of $7,800,000. The notes are due on the earlier of the approval of the properties' tract maps by the City of Santa Maria or October 24, 2014.  We will collect 5% interest on the notes. Upon full payment of the notes receivable, the Company expects to receive $8,100,000 net cash in addition to interest earned on the notes. The Company continues to own its Centennial property in Santa Maria.

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of the Company’s lemon packing facilities.  The project is expected to increase the capacity and efficiency our packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9,300,000, which may be revised based on design modifications and finalization of construction costs.  The project is expected to commence in March 2014 and be substantially complete in the spring of 2015.

For the year ended October 31, 2013, we declared dividends to our common shareholders totaling $0.15 per share in the aggregate amount of $1,944,000 compared to $0.13125 per share in the aggregate amount of $1,470,000 for fiscal year 2012. On December 17, 2013, we declared a $0.0375 per share dividend to be paid on January 15, 2014 in the aggregate amount of $526,000 to common shareholders of record on December 30, 2013.

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

Agribusiness

Our agribusiness segment includes our farming and lemon packing and sales operations. The agribusiness segment represented approximately 94%, 93% and 88% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura and Tulare Counties in California and Yuma County in Arizona, which collectively consist of approximately 3,900 acres of lemons, 1,200 acres of avocados, 1,500 acres of oranges and 800 acres of specialty citrus and other crops.  We also operate our own packinghouse in Santa Paula, California, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 3,900 acres of lemons planted throughout Ventura County, California, Tulare County in the San Joaquin Valley in Central California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 50% of our lemons are grown in Ventura County, approximately 40% are grown in Tulare County in Central California’s San Joaquin Valley and approximately 10% are grown in Yuma County, Arizona.

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

With an average annual production of approximately 750,000 tons of lemons, California accounts for approximately 90% of the United States lemon crop, with Arizona producing a vast majority of the rest.  Between 50% and 70% percent of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences.  Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or other carbonated beverages or drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year round.

Avocados.  We are one of the largest avocado growers in the United States with approximately 1,200 acres of avocados planted throughout Ventura County.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

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

We provide all of our avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW.  Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Our marketing relationship with Calavo dates back to 2003.  Calavo receives fruit from our orchards at its packinghouse located in Santa Paula, California.  Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo and sold and distributed under its own brands to its customers primarily in the United States and Canada.

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

Oranges.  While we are primarily known for our high quality lemons, we also grow oranges.  We have approximately 1,500 acres of oranges planted throughout Tulare County in the San Joaquin Valley in Central California.  In California, the growing area for oranges stretches from Imperial County to Yolo County.

For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late 20th century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety. California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  California grown Valencia oranges are available from March to October, with peak production periods occurring between June and September. Approximately 95% of our orange plantings are of the Navel variety and approximately 5% are of the Valencia variety.

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

We utilize Sunkist to market and sell a portion of our oranges under the Sunkist brand to food service wholesale and retail customers. As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges and orders are processed by third-party packinghouses for direct shipment to customers.  We typically partner with third-party packinghouses to process and ship our oranges.  We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 800 acres of specialty citrus and other crops planted such as Satsuma mandarin oranges, Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios, cherries, peaches, plums and olives.

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

We have agricultural plantings on properties located throughout Ventura and Tulare Counties in California and in Yuma, Arizona.  The following is a description of our agriculture properties:

Ranch Name	County / State	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other

Limoneira/Olivelands	Ventura, CA	1,700	700	500	-	-	500
Orchard Farm	Ventura, CA	1,100	400	-	-	-	700
Teague McKevett	Ventura, CA	500	200	200	-	-	100
La Campana	Ventura, CA	300	100	200	-	-	-
Rancho La Cuesta	Ventura, CA	200	100	-	-	-	100
Limco Del Mar	Ventura, CA	200	100	100	-	-	-
Porterville Ranches	Tulare, CA	1,200	400	-	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	-	400	300	-
Sheldon	Tulare, CA	1,000	100	-	600	300	-
Lemons 400	Tulare, CA	800	400	-	-	-	400
Cadiz	San Bernardino, CA	300	200	-	-	-	100
Associated Citrus Packers	Yuma, AZ	1,300	900	-	-	-	400
Other agribusiness land	Ventura, CA	1,000	-	200	100	-	700
Total		10,600	3,900	1,200	1,500	800	3,200
Percentage of Total		100%	37%	11%	14%	8%	30%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area 1 and described below under the heading “Real Estate Development.”

Limco Del Mar is owned by a limited partnership of which we are the general partner and own an interest of 23.4%, which is comprised of a 1.3% general partner interest and a 22.1% limited partner interest.

We manage the farming operations of the Sheldon Ranch under an operating lease arrangement.

We manage the farming operations of the Cadiz Ranch under an operating lease arrangement.

The other properties in the table above include corporate and lemon packing facilities, leased agricultural land, rental units, roads, creeks, hillsides and other open land.

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs, and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow typically are non-producing for approximately the first four years after planting. Orchards may continue producing fruit longer than their depreciable lives.

The following table presents the number of acres planted by fruit variety and by year of planting:

	Acres Planted by Year
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura , CA
Lemons	300	700	700	1,700
Avocados	100	700	400	1,200
Total Ventura , CA	400	1,400	1,100	2,900
Tulare / CA
Lemons	500	100	500	1,100
Oranges	100	600	800	1,500
Specialty	100	500	200	800
Total Tulare, CA	700	1,200	1,500	3,400
San Bernardino, CA
Lemons	200	-	-	200
Total San Bernardino, CA	200	-	-	200
Yuma, AZ
Lemons	100	800	-	900
Total Yuma, AZ	100	800	-	900
Total	1,400	3,400	2,600	7,400
Percentage of Total	19%	46%	35%	100%

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America.  We pack and sell lemons grown by us as well as lemons grown by others.  Lemons delivered to our packinghouse in Santa Paula, California are graded, sized, packed, and cooled and ripened for delivery to customers.  Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

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

Rental Operations

Our rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations segment represented approximately 5%, 6% and 7% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively.

Residential

We own and maintain approximately 200 residential housing units located in Ventura and Tulare Counties that we lease to employees, former employees and non-employees.  We are in the process of adding 71 new units in Santa Paula, California as a result of recently receiving approval from the Ventura County Planning Commission to build new residential housing units.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2013, we lease approximately 600 acres of our land to third party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

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

Real Estate Development

Our real estate development segment includes our real estate development operations.  The real estate development segment represented approximately 1%, 1% and 5% of our consolidated revenues in fiscal years 2013, 2012 and 2011, respectively.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate.  Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 1,700 units in various stages of planning and development.  The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California.  Santa Paula East Area I consists of 523 acres that we presently use as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources, or SOAR, ordinance that mandates a public vote of the City of Santa Paula for land use conversion.  We are currently in the process of obtaining final documentation to complete the entitlement and we have executed a 30-year pre-annexation and development agreement with the City of Santa Paula.  The development agreement with the City of Santa Paula related to East Area I was approved by ordinance No. 1191, such ordinance became effective April 17, 2008, and contemplates a development project consisting of up to 1,500 residential units and an estimated 811,000 square feet of office, retail, and light industrial and civic facilities, together with schools, park sites and open spaces.  East Area I was annexed into the City of Santa Paula in February 2013. We are currently working on tract mapping and design activities. Our goal is to break ground on the project and begin selling homes in the next 12 to 18 months, subject to general business, market and economic conditions. We expect to develop this property with financial and development partners, outside consultants and our own internal resources. If economic and market conditions do not provide us with attractive development opportunities, however, we are prepared to continue using this land for agricultural purposes until such development opportunities present themselves.

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

Windfall Farms - Creston, California.  Windfall Farms is an approximately 700 acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expired at the end of calendar year 2012 and presently 74 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites. We plan to begin planting approximately 100 acres of vineyards during fiscal year 2014. Vineyards are generally productive after four years.

Santa Maria - Santa Barbara County, California.  In early fiscal 2007, we invested in four entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel is as follows:

•	Centennial Square has been approved for 138 apartments on 6 acres, is close to medical facilities, shopping and transportation.

•	The Terraces at Pacific Crest is an approximately eight-acre parcel approved for 112 attached-housing units. As described in “Overview – Fiscal Year 2013 Highlights and Recent Developments,” in November 2013 we entered into an agreement to sell this property. It is currently in escrow and is expected to close during the first half of 2014.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use. As described in “Overview – Fiscal Year 2013 Highlights and Recent Developments,” in November 2013 we entered into an agreement to sell this property. It is currently in escrow and is expected to close during the first half of 2014.

•	The East Ridge property is approved for 120 single family homes on approximately 40 acres. Approximately 3 acres are zoned for commercial use. In February 2010, we formed a limited liability corporation with a third-party for the purpose of developing this property. This property was sold in fiscal year 2013.

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

Competitive Strengths

Agribusiness

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with many crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness segment:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California and Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 84% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.
•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	Our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations allow us to enter into marketing alignments with successful companies in their respective products.

•	Since 2010, we have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

•

We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits.  The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California and provides a significant portion of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint.  Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets.  Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

•

We have made various other investments in water rights, mutual water companies and cooperative memberships.  We own shares in the following mutual water companies: Thermal Belt Mutual Water Co., Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co., and Pioneer Water Company, Inc.  In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the Yuma Mesa Irrigation and Drainage District with our acquisition of Associated.

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

•	We have entitlements to build approximately 1,500 residential units in our Santa Paula East Area I development and approximately 200 residential units in our Santa Maria properties.

•

Several of our agricultural and real estate investment properties are unique and carry longer term development potential. These include Limco Del Mar and Windfall Farms, both as discussed above in “Real Estate Development.”

•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property. Our Santa Maria properties have approximately 3 acres zoned for mixed use retail, commercial and light manufacturing.

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

Agribusiness

With respect to our agribusiness segment, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and lemons we acquire from California-based third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year. The acquisition of Associated in Yuma, Arizona added to our lemon supply during the first and fourth quarters.

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

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year-old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. As described above in “Overview – Fiscal Year 2013 Highlights and Recent Developments,” we recently entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities. The project is expected to commence in March 2014 and be substantially complete in the spring of 2015. We expected that this project will ultimately increase fresh lemon processing capacity and lower our packing costs by reducing labor and handling inputs.

•	Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We intend to opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with, and ownership stake in, Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

Rental Operations

With respect to our rental operations segment, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. Consequently, we are building 71 additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

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

Customers

Since November 2010, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 140 customers during fiscal year 2013, comprised of 72% to domestic customers, 27% to domestic exporters and 1% to international customers. Our specialty citrus and other crops are sold through Sunkist and other third-party packinghouses. We sell all of our avocados to Calavo.

Information about Geographic Areas

During fiscal year 2013, lemon sales were comprised of 72% domestic sales, 27% sales to domestic exporters and 1% international sales. During fiscal year 2012, lemon sales were comprised of 79% domestic sales and 21% sales to domestic exporters. During fiscal year 2011, lemon sales were comprised of 86% domestic sales, 12% to domestic exporters and 2% international sales. All of our long-lived assets are located within the United States.

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

Competition

The lemon, avocado, orange and specialty citrus and other crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Such fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. In another sense, we compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of tree fruits and nuts generate approximately $18 billion of tree fruits and nuts each year, about 15% of which is exported. For our specific crops, the size of the U.S. market is approximately $300 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

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

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The Limoneira brands of lemons, including Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, are examples of such trademarks owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with the acquisition of Associated including Kiva and Kachina.

Employees

At October 31, 2013, we had 254 employees, 69 of which were salaried and 185 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

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

Due to the discovery of ACP, the California Department of Food and Agriculture has initiated quarantines and related restrictions in several citrus growing regions of California including Ventura, San Diego, Imperial, Orange, Los Angeles, San Bernardino, Riverside, Santa Barbara and Tulare counties in California. The quarantine prohibits the movement of nursery stock out of quarantine areas and requires that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. 86% of our lemon orchards are located in the quarantine area.

ACP is an aphid–like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglonbing (“HLB”), when it feeds on the plants’ leaves and trees. By itself, ACP causes only minor cosmetic damage to citrus trees. HLB, however, is considered to be one of the most devastating diseases of citrus in the world. Symptoms of HLB include yellow shoots, leaf mottle, small upright leaves and lopsided fruit with a bitter flavor. Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected. There is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading. Both ACP and HLB are federal action quarantine pests subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”). ACP and HLB exist in Florida, Louisiana, Georgia, South Carolina and Texas. HLB was detected in Los Angeles County in 2012. ACP, but not HLB, has been detected in Mississippi and Alabama. ACP and HLB also exist in Mexico and certain other countries.

To date, HLB has not been detected in trapped ACP or trees in California, but there can be no assurance that HLB will not be detected in the future. The quarantine and treatment of ACP under current protocols is not expected to have a significant direct financial impact on us. There are a number of registered insecticides known to be effective against ACP. However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons. Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to us. Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our trees. Agribusiness costs could also increase significantly as a result of HLB. For example, a recent study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

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

Prior to November 1, 2010, most of our lemons, including our packinghouse branded lemons, such as Santa® and Paula®, were marketed and sold under the Sunkist brand to food service industry wholesale and retail customers in the United States, Canada, Asia and certain other markets primarily through Sunkist, an agricultural marketing cooperative. Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. This strategy represents a significant departure from our traditional method of selling our lemons through Sunkist, which we discontinued in 2010.

Obtaining and retaining customers, particularly chain stores and other large customers, is highly competitive, and the prices or other terms of our sales arrangements may not be sufficient to retain existing business, maintain current levels of profitability or to obtain new business. Industry consolidation (horizontally and vertically) and other factors have increased the buying leverage of the major grocery retailers in our markets, which may put further downward pressure on our pricing and volume and could adversely affect our results of operations.

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

Increases in labor, personnel and benefits costs could adversely affect our operating results.

We primarily utilize labor contractors to grow, harvest and deliver our fruit to our lemon packing house or outside packing facilities. We utilize a combination of employees and labor contractors to process our lemons in our lemon packing facility. Our employees and contractors are in demand by other agribusinesses and other industries. Shortages of labor could delay our harvesting or lemon processing activities or could result in increases in labor costs.

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California has recently passed regulations increasing minimum wage rates. In addition, the effects on medical costs brought about by the recently enacted Affordable Care Act are still being determined in the labor market, but could result in increases in our medical costs or the medical costs of our labor contractors that could be passed on to us.

Changes in immigration laws could impact the ability of Limoneira to harvest its crops.

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in U.S. immigration laws. The scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus grove operations, financial position, results of operations and cash flows.

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

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. Under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry.  Similarly, in the EU, regulation (EC) No. 1107/2009 which became effective on June 14, 2011, fundamentally changed the pesticide approval process from the current risk base to hazard criteria based on the intrinsic properties of the substance.  These actions and future actions regarding the availability and use of pesticides could have an adverse effect on us. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, we do not believe that such regulation is reasonably likely to have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

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

The acquisition of other businesses could pose risks to our operating income.

We intend to continue to consider acquisition prospects that we think complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

We depend on our infrastructure to have sufficient capacity to handle our annual lemon production needs.

We have an infrastructure that has sufficient capacity for our lemon production needs, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our lemon production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

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

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank N.A. (“Rabobank”) contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2013 and 2012, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility.

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

Our Rabobank Credit Facility and a portion of our two term loans (“Farm Credit West Term Loans”) and non-revolving line of credit (“Farm Credit West Line of Credit”) with Farm Credit West FLCA and Farm Credit West, PCA (collectively “Farm Credit West”) currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or Farm Credit West Line of Credit, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

Risks Related to Our Real Estate Development Segment

We are involved in a cyclical industry and are affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•	employment levels;

•	availability of financing;

•	interest rates;

•	consumer confidence;

•	demand for the developed product, whether residential or industrial;

•	supply of similar product, whether residential or industrial: and

•	local, state and federal government regulation, including eminent domain laws, which may result in taking for less compensation than the owner believes the property is worth.

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

In February 2013, our East Area I real estate development project was annexed into the City of Santa Paula and in August 2013, our East Area II real estate development project was annexed into the City of Santa Paula. If unforeseen regulatory challenges occur, we may not be able to develop East Areas I and II as planned and the approximately $51.5 million investment we have in the projects could be impaired in the future.

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

Our developable land is concentrated entirely in California and Arizona.

All of our developable land is located in California and Arizona, and our business is especially sensitive to the economic conditions within California. Any adverse change in the economic climate of California, Arizona, or our regions of those states, and any adverse change in the political or regulatory climate of California or Arizona, or the counties where our land is located in such states could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

If the real estate industry weakens or instability of the mortgage industry and commercial real estate financing exists, it could have an adverse effect on our real estate business.

Our residential housing projects are currently in various stages of planning and entitlement, and therefore they have not been impacted by the downturn in the housing market or the mortgage lending crisis. Recent trends in the housing market have been improving, however, if the residential real estate market weakens or instability of the mortgage industry and commercial real estate financing exists, our residential real estate business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in house prices could also have a negative impact on our ability to sell our inventory when it becomes available.

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

We intend to develop land and real estate properties as suitable opportunities arise, taking into consideration the general economic climate. New real estate development projects have a number of risks, including the following:

•	Construction delays or cost overruns that may increase project costs;

•	Receipt of zoning, occupancy and other required governmental permits and authorizations;

•	Development costs incurred for projects that are not pursued to completion;

•	Earthquakes, hurricanes, floods, fires or other natural disasters that could adversely affect a project;

•	Defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	Our ability to raise capital;

•	The impact of governmental assessments such as park fees or affordable housing requirements;

•	Governmental restrictions on the nature and size of a project or timing of completion; and

•	The potential lack of adequate building/construction capacity for large development projects.

If any development project is not completed on time or within budget, our financial results may be negatively affected.

If we are unable to obtain required land use entitlements at reasonable costs, or at all, our operating results would be adversely affected.

The financial performance of our Real Estate segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

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

As of October 31, 2013, directors and members of our executive management team beneficially owned or controlled approximately 9.3% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 8,300 acres of farm land in California, with approximately 4,000 acres located in Ventura County and approximately 3,000 acres located in Tulare County, which is in the San Joaquin Valley and we own 1,300 acres located in Yuma, Arizona.  We lease approximately 30 acres of land located in Ventura County, approximately 1,000 acres in Tulare County and approximately 300 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 3,900 acres of lemons, approximately 1,200 acres of avocados, approximately 1,500 acres of oranges and approximately 800 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre

Limoneira/Olivelands Ranch	1,700	$767,000	1907, 1913, 1920	$451
Orchard Farm Ranch	1,100	$3,240,000	1920	$2,945
La Campana Ranch	300	$758,000	1964	$2,526
Teague McKevett Ranch	500	$8,253,000	1994	$16,506
Rancho La Cuesta Ranch	200	$2,899,000	1994	$14,495
Porterville Ranch	700	$6,427,000	1997	$9,181
Ducor Ranch	900	$6,064,000	1997	$6,738
Wilson Ranch	100	$1,100,000	2001	$11,000
Jencks Ranch	100	$846,000	2007	$8,460
Stage Coach Ranch	100	$603,000	2012	$6,030
Martinez Ranch	200	$1,363,000	2012	$6,815
Associated Citrus Packers, Inc.	1,300	$15,035,000	2013	$11,565
Lemons 400	800	$5,180,000	2013	$6,475
Other agribusiness land	300	$1,058,000	various	$3,527
	8,300	$53,593,000

The book value of our agribusiness land holdings of $53,593,000 differs from the land balance of $47,008,000 included in property plant and equipment, Note 6 of the consolidated financial statements in Item 8 of Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facility located in Santa Paula, California, where we process and pack our lemons as well as lemons for other growers.  We are in the process upgrading our packing facility for additional capacity and are scheduled to complete the upgrade in fiscal 2015. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own approximately 200 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and several commercial office buildings and properties that are leased to various tenants. We are in the process of building an additional 71 residential rental units in Ventura County, California which are scheduled to be available for rent in fiscal 2014.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,700 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

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

Our California water resources include approximately 17,000 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. In connection with our September 6, 2013 acquisition of Associated and its property ownership in Yuma, Arizona and its related membership in the Yuma Mesa Irrigation and Drainage District (“YMIDD”), we have been allocated approximately 11,000 acre feet of water sourced from the Colorado River.  During December 2013, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 286 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. Additionally, we own shares in six not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and have signed a five year lease with Vintage Petroleum, LLC to allow seismic testing on approximately 1,500 acres. We will receive a 20% royalty if any oil and gas is extracted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “LMNR.” There is no assurance that our common stock will continue to be traded on NASDAQ or that any liquidity will exist for our stockholders.

 Market Price

The following table shows the high and low per share price quotations of our common stock for the two most recently completed fiscal years as reported on NASDAQ.

	High	Low
NASDAQ
2013
Fourth Quarter Ended October 31, 2013	$27.13	$20.12
Third Quarter Ended July 31, 2013	$22.44	$18.50
Second Quarter Ended April 30, 2013	$21.95	$18.12
First Quarter Ended January 31, 2013	$22.72	$18.52
2012
Fourth Quarter Ended October 31, 2012	$23.28	$16.34
Third Quarter Ended July 31, 2012	$18.83	$14.17
Second Quarter Ended April 30, 2012	$19.45	$15.56
First Quarter Ended January 31, 2012	$18.00	$15.24

Holders

On December 31, 2013, there were 311 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2013
Fourth Quarter Ended October 31, 2013	$0.0375
Third Quarter Ended July 31, 2013	$0.0375
Second Quarter Ended April 30, 2013	$0.0375
First Quarter Ended January 31, 2013	$0.0375
2012
Fourth Quarter Ended October 31, 2012	$0.0375
Third Quarter Ended July 31, 2012	$0.0313
Second Quarter Ended April 30, 2012	$0.0313
First Quarter Ended January 31, 2012	$0.0313

We expect to continue to pay quarterly dividends at a rate similar to the fourth quarter of 2013 to the extent permitted by the financial results of our business and other factors beyond management’s control.

Securities Authorized for Issuance under Equity Compensation Plans

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

Recent Sales of Unregistered Securities

On September 6, 2013 we acquired Associated, a privately owned Arizona corporation, for $18,580,000. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $15,959,000 based on our Company’s stock price on the acquisition date, $1,041,000 in cash and the repayment of $1,580,000 in Associated’s long term debt. The issuance of unregistered shares of our common stock to certain shareholders of Associated was made in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder because it did not involve a public offering. The sale of Company common stock was conducted without general solicitation or general advertising, and each of the Associated shareholders receiving our common stock represented that it was an “accredited investor” as defined in Rule 501 of Regulation D. Appropriate resale restrictions apply to the common stock issued to such Associated shareholders.

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

	Years Ended October 31,
	2013	2012	2011	2010	2009

Total revenues	$84,884,000	$65,828,000	$52,495,000	$54,284,000	$34,838,000
Net income (loss)	$4,906,000	$3,150,000	$1,598,000	$323,000	$(2,877,000)
Basic and diluted net income (loss) per common share(a)	$0.36	$0.26	$0.12	$0.01	$(0.28)
Total assets	$209,914,000	$172,622,000	$159,028,000	$159,438,000	$141,868,000
Current and long-term debt	$62,132,000	$89,635,000	$82,871,000	$85,938,000	$69,716,000
Convertible preferred stock	$3,000,000	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock(a)	$0.15	$0.13	$0.13	$0.13	$0.06

(a)	All per share amounts have been adjusted for the ten-for-one stock split effected on March 24, 2010.

On September 6, 2013 we completed the acquisition of all of the outstanding stock of Associated, a privately owned Arizona corporation, for $18,580,000. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $15,959,000 based on our Company’s stock price on the acquisition date, $1,041,000 in cash and the repayment of $1,580,000 in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly-owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma County, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. We accounted for the transaction under the acquisition method. Transaction costs incurred in connection with the acquisition were approximately $270,000, which are included in selling, general and administrative expense. The results of operations of Associated have been included in the consolidated results of operations from the acquisition date.

On October 11, 2013, we completed the acquisition of Lemons 400 for $8,750,000 cash. This property, located in the town of Porterville in Tulare County, California, consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

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

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,600 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare Counties in California, and Yuma Arizona, which plantings consist of approximately 3,900 acres of lemons, 1,200 acres of avocados, 1,500 acres of oranges and 800 acres of specialty citrus and other crops. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley. We also use ground water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 200 completed units and another approximately 1,700 units in various stages of development.

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

Recent Developments

In February, 2013, our East Area 1 real estate development project was annexed into the City of Santa Paula. The annexation enables us to proceed with our master planned community project consisting of up to 1,500 residential units, 210,000 square feet of commercial space and 350,000 square feet of light industrial space. Annexation into the City of Santa Paula was required in order to re-zone the land for residential, commercial and light industrial development. We have begun tract mapping the area for development and will be applying for infrastructure building permits. Our goal is to break ground on the project and begin selling homes in the next 12 to 18 months, subject to general business, market and economic conditions. In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of our East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. During February 2013, we used the net offering proceeds to repay long-term debt.

In April 2013, we purchased land for use as a citrus orchard for a purchase price of $375,000 cash, which included approximately 25 acres of agricultural property located adjacent to the Sheldon Ranch, in the city of Lindsay, California. We accounted for this transaction as an asset purchase with substantially the entire purchase price allocated to land.

On April 8, 2013, we, through our investment in HM East Ridge, LLC, entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The property is located in the city of Santa Maria, County of Santa Barbara, California and includes approximately 40 acres of land. The transaction closed in June 2013 and generated net proceeds of $5,713,000. We recognized a loss on our investment in HM East Ridge, LLC of $1,754,000, which is included in equity in (losses) earnings of investments in the accompanying consolidated statements of operations. During July 2013, we used the net sale proceeds to repay long-term debt.

On April 11, 2013, we sold 165,000 shares of Calavo Growers, Inc. (“Calavo ”) common stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to a Stock Purchase Agreement we entered into with Calavo in 2005. Following the sale of shares of Calavo common stock, we continue to own 500,000 shares of Calavo common stock. The net proceeds from the sale were $4,788,000, resulting in a gain of $3,138,000. We used the sale proceeds to repay our long-term debt.

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be completed and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $850,000 to $900,000.

On July 1, 2013, we entered into a Lease Agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley, and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to lease and plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre.

On September 6, 2013, we acquired Associated, a privately owned Arizona corporation, for approximately $18.6 million. The purchase price consists of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the Acquisition Date, 1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly-owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. Transaction costs and other expenses incurred in connection with the acquisition were approximately $270,000, which are included in selling, general and administrative expense. The results of operations of Associated have been included in our consolidated results operations from the acquisition date.

On October 11, 2013, we complete the acquisition of approximately 760 acres of agricultural property in the town of Porterville in Tulare County, California (“Lemons 400”), for $8,750,000 cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

On November 29, 2013 we entered into Purchase and Sale agreements to sell our Sevilla and Pacific Crest real estate development properties located in Santa Maria, California.  Both properties are being sold to the same buyer and the combined selling price of the two properties is $8,300,000. Upon the execution of the purchase and sale agreements, the buyer deposited $500,000 into escrow.  The buyer will issue a note receivable for each property at the close of the 90-day escrow period for the combined amount of $7,800,000. The notes are due on the earlier of the approval of the properties' tract maps by the City of Santa Maria or October 24, 2014.  We will collect 5% interest on the notes. Upon full payment of the notes receivable, the Company expects to receive $8,100,000 net cash in addition to interest earned on the notes. We continue to own our Centennial property in Santa Maria.

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9,300,000, which may be revised based on design modifications and finalization of construction costs.  The project is expected to commence in March 2014 and be substantially complete in the spring of 2015.

For the year ended October 31, 2013, we declared dividends to our common shareholders totaling $0.15 per share in the aggregate amount of $1,944,000. On December 17, 2013, we declared a $0.0375 per share dividend to be paid on January 15, 2014 in the aggregate amount of $526,000 to common shareholders of record on December 30, 2013.

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
Revenues:	2013	2012	2011

Agribusiness	$79,990,000	$61,553,000	$46,085,000
Rental operations	4,250,000	4,023,000	3,948,000
Real estate development	644,000	252,000	2,462,000
Total revenues	84,884,000	65,828,000	52,495,000
Costs and expenses:
Agribusiness	63,607,000	47,300,000	35,180,000
Rental operations	2,601,000	2,418,000	2,230,000
Real estate development	1,333,000	1,037,000	3,551,000
Impairments of real estate development assets	95,000	-	1,196,000
Selling, general and administrative	11,850,000	10,517,000	9,328,000
Total costs and expenses	79,486,000	61,272,000	51,485,000
Operating income:
Agribusiness	16,383,000	14,253,000	10,905,000
Rental operations	1,649,000	1,605,000	1,718,000
Real estate development	(784,000)	(785,000)	(2,285,000)
Selling, general and administrative	(11,850,000)	(10,517,000)	(9,328,000)
Operating income	5,398,000	4,556,000	1,010,000
Other income (expense):
Interest expense	(124,000)	(508,000)	(1,260,000)
Interest income from derivative instruments	711,000	739,000	537,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-	-
Gain on sale of Rancho Refugio/Caldwell Ranch	-	-	1,351,000
Interest income	85,000	104,000	104,000
Other income, net	382,000	64,000	482,000
Total other income	4,192,000	399,000	1,214,000
Income tax provision	(3,235,000)	(1,978,000)	(707,000)
Equity in (losses) earnings of investments	(1,449,000)	173,000	81,000
Net income	$4,906,000	$3,150,000	$1,598,000

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

	Years Ended October 31,
	2013	2012	2011

Net income	$4,906,000	$3,150,000	$1,598,000
Total interest (income) expense, net	(672,000)	(335,000)	619,000
Income taxes	3,235,000	1,978,000	707,000
Depreciation and amortization	2,403,000	2,131,000	2,207,000
EBITDA	9,872,000	6,924,000	5,131,000
Impairments of real estate development assets	95,000	-	1,196,000
Adjusted EBITDA	$9,967,000	$6,924,000	$6,327,000

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Total revenue for fiscal year 2013 was $84.9 million compared to $65.8 million for fiscal year 2012. The 29% increase of $19.1 million was primarily the result of increased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2013	2012	Change

Lemons	$58,137,000	$44,162,000	$13,975,000	32%
Avocados	11,683,000	9,546,000	2,137,000	22%
Navel and Valencia oranges	5,528,000	4,066,000	1,462,000	36%
Specialty citrus and other crops	4,642,000	3,779,000	863,000	23%
Agribusiness revenues	$79,990,000	$61,553,000	$18,437,000	30%

•	Lemons: The increase in fiscal year 2013 was primarily the result of increased volume of fresh lemons sold at higher prices. During fiscal years 2013 and 2012, fresh lemon sales were $51.5 million and $39.4 million, respectively, on 3.1 million and 2.4 million cartons of lemons sold at average per carton prices of $16.61 and $16.42, respectively. The higher average per carton price in fiscal year 2013 compared to fiscal year 2012 was primarily due to more favorable overall market conditions. Additionally, lemon by-products and other lemon sales were $6.6 million in fiscal year 2013 compared to $4.8 million in fiscal year 2012.

•	Avocados: The increase in fiscal year 2013 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2013 and 2012, 15.0 million and 12.0 million pounds of avocados were sold at average per pound prices of $0.78 and $0.79, respectively. Lower prices in fiscal year 2013 were due to an increased supply in the marketplace. Additionally, fiscal year 2012 revenue included a $0.1 million avocado crop insurance claim settlement.

•	Navel and Valencia oranges: The increase in fiscal year 2013 was primarily due to increased volume from the Sheldon Ranch, partially offset by lower prices. In accordance with the terms of the Sheldon Ranch leases, we did not share in the citrus crop revenue in fiscal year 2012. During fiscal years 2013 and 2012, orange sales were $5.5 million and $4.1 million, respectively, on 581,000 and 423,000 field boxes of oranges sold at average per field box prices of $9.51 and $9.69, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2013 was primarily due to an increase in specialty citrus and other crop revenue from the Sheldon Ranch. In accordance with the terms of the Sheldon Ranch leases, we did not share in the specialty citrus crop revenue in fiscal year 2012. Specialty citrus revenue was $0.2 million from the Sheldon Ranch in fiscal year 2013 compared to zero in fiscal year 2012. Additionally, other crop revenue from the Sheldon Ranch was $0.5 million higher in fiscal year 2013 primarily due to increased olive production compared to fiscal year 2012.

Rental operations revenue was $4.3 million in fiscal year 2013 compared to $4.0 million in fiscal year 2012.

Real estate development revenue was $0.6 million in fiscal year 2013 compared to $0.3 million in fiscal year 2012. The increase in fiscal year 2013 revenue compared to fiscal year 2012 is primarily due to alfalfa production on our Windfall Farms development property.

Costs and Expenses

Total costs and expenses for fiscal year 2013 were $79.5 million compared to $61.3 million for fiscal year 2012. This 30% increase of $18.2 million was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses of $16.3 million and $1.3 million, respectively. Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2013	2012	Change

Packing costs	$17,370,000	$12,641,000	$4,729,000	37%
Harvest costs	9,025,000	6,603,000	2,422,000	37%
Growing costs	15,675,000	11,895,000	3,780,000	32%
Third-party grower costs	19,780,000	14,672,000	5,108,000	35%
Depreciation	1,757,000	1,489,000	268,000	18%
Agribusiness costs and expenses	$63,607,000	$47,300,000	$16,307,000	34%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During fiscal year 2013, we packed and sold 3.1 million cartons at average per carton costs of $5.61 compared to 2.4 million cartons packed and sold at average per carton costs of $5.25 during the same period in fiscal year 2012. The $0.36 increase in average per carton costs during fiscal year 2013 was mainly due to $0.21 per carton increase in costs for purchased, packed fruit to sell, $0.06 per carton increase in cardboard cartons, $0.04 per carton increase in labor and benefits and $0.05 per carton net increase in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in fiscal year 2013 primarily resulted from 3.0 million more pounds of avocados harvested in fiscal year 2013 compared to fiscal year 2012. We incurred $0.8 million more harvest expenses related to citrus at the Sheldon Ranch due to the terms of the leases as described previously. Additionally, with the acquisition of Associated, we incurred $0.5 million of harvest costs in fiscal year 2013 compared to zero in fiscal year 2012.

•

Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2013 is primarily due to growing costs from the Sheldon Ranch and the acquisition of Associated. Growing costs increased $2.0 million at the Sheldon Ranch in fiscal year 2013 compared to fiscal year 2013. Under the terms of the leases, which began January 1, 2012, we did not share in the citrus crop revenue is fiscal year 2012 and accordingly, growing costs incurred during that period were capitalized. Associated incurred $1.0 million of growing costs in fiscal year 2013 compared to zero in fiscal year 2012. Additionally, irrigation, labor and benefits and net other growing costs at our remaining ranches increased $0.3 million, $0.2 million and $0.6 million, respectively, in fiscal year 2013 compared to fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in fiscal year 2013 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 3.1 million and 2.4 million cartons sold during fiscal years 2013 and 2012, respectively, 1.7 million (55%) and 1.1 million (46%) were procured from third-party growers at average per carton prices of $11.65 and $13.34, respectively.

Real estate development expenses for fiscal year 2013 were $1.3 million compared to $1.0 million in fiscal year 2012.

Selling, general and administrative expenses for fiscal year 2013 were $11.8 million compared to $10.5 million for fiscal year 2012. This 12% increase of $1.3 million is primarily attributable to the following:

•	$0.4 million increase in salaries, benefits and incentive compensation primarily due to employee compensation increases in fiscal year 2013 compared to fiscal year 2012;

•	$0.2 million increase in selling expenses primarily due to an increase of 0.7 million fresh lemon cartons sold in fiscal year 2013; and

•	$0.7 million increase in other selling, general and administrative expenses, including certain consulting and legal expenses associated with our strategic growth initiatives, in fiscal year 2013 compared to the fiscal year 2012, including $0.3 million in transaction and other costs for the acquisition of Associated in September 2013.

Other Income (Expense)

Other income (expense) for fiscal year 2013 was $4.2 million of income compared to $0.4 million of income for fiscal year 2012. The $3.8 million increase in income is primarily the result of:

•	$0.4 million decrease in interest expense as a result of lower debt levels in fiscal year 2013 compared to fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the second, third and fourth quarters of fiscal year 2013 was capitalized on real estate development projects and significant construction in progress;

•	$3.1 million gain on the sale of stock in Calavo Growers, Inc. in fiscal year 2013. There was no such gain in fiscal year 2012; and

•	$0.3 million of notes receivable written off in fiscal year 2012.

Income Taxes

We recorded an income tax provision of $3.2 million for fiscal year 2013 on pre-tax income of $8.1 million compared to an income tax provision of $2.0 million for fiscal year 2012 on pre-tax income of $5.1 million.

Our effective tax rate is 39.7% for fiscal year 2013 compared to an effective rate of 38.6% for fiscal year 2012. The primary reason for this change in our effective tax rate was a decrease in the allowable domestic production deduction as a percentage of pre-tax income in fiscal year 2013 over the fiscal year 2012 amounts.

Equity in (losses) earnings of investments

Equity in (losses) earnings of investments for fiscal year 2013 was $1.4 million of losses compared to $0.2 million of earnings for fiscal year 2012. The $1.6 million increase in losses was primarily the result of a $1.8 million loss on the sale of HM East Ridge, LLC property in fiscal year 2013. There was no such loss in fiscal year 2012.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

Total revenue for fiscal year 2012 was $65.8 million compared to $52.5 million for fiscal year 2011. The 25% increase of $13.3 million was primarily the result of increased agribusiness and real estate development revenue, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2012	2011	Change

Lemons	$44,162,000	$31,243,000	$12,919,000	41%
Avocados	9,546,000	7,539,000	2,007,000	27%
Navel and Valencia oranges	4,066,000	3,789,000	277,000	7%
Specialty citrus and other crops	3,779,000	3,514,000	265,000	8%
Agribusiness revenues	$61,553,000	$46,085,000	$15,468,000	34%

•	Lemons: The increase in fiscal year 2012 was primarily the result of increased volume of fresh lemons sold at higher prices. During fiscal years 2012 and 2011, fresh lemon sales were $39.4 million and $27.8 million, respectively, on 2.4 million and 1.8 million cartons of lemons sold at average per carton prices of $16.42 and $15.44, respectively. The higher average per carton price in fiscal year 2012 compared to fiscal year 2011 was primarily due to more favorable overall market conditions. Additionally, lemon by products and other lemon sales were $4.8 million in fiscal year 2012 compared to $3.4 million in fiscal year 2011.

•	Avocados: The increase in fiscal year 2012 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2012 and 2011, 12.0 million and 4.3 million pounds of avocados were sold at an average price per pound of $0.79 and $1.60, respectively. Lower prices in fiscal year 2012 were primarily due to an increased supply in the marketplace. Additionally, fiscal year 2012 revenue included a $0.1 million avocado crop insurance claim settlement compared to a $0.6 million avocado crop insurance claim settlement in fiscal year 2011.

•	Navel and Valencia oranges: The increase in fiscal year 2012 was primarily due to increased sales prices for oranges. During fiscal years 2012 and 2011, orange sales were $4.1 million and $3.8 million, respectively, on 423,000 and 414,000 field boxes of oranges sold at average per field box prices of $9.69 and $9.18, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2012 was primarily due to the Sheldon Ranch other crop revenues from peaches, plums and olives totaling $0.5 million in fiscal year 2012. There were no such revenues in fiscal year 2011. Partially offsetting these increases, we removed approximately 22 acres of cherries as part of our fiscal year 2012 orchard redevelopment plan. Resulting in a $0.3 million decrease in other crop revenue. The 22 acres were replanted with lemons.

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

Costs and Expenses

Total costs and expenses for fiscal year 2012 were $61.3 million compared to $51.5 million for fiscal year 2011. This 19% increase of $9.8 million was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses of $12.1 million, respectively, offset by decreases in real estate development expenses, including impairment charges, of $3.7 million and $1.2 million, respectively, offset by decrease in real estate development expenses, including impairment charges, of $3.7 million. Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we process and sell for third-party growers and depreciation expense. The significant variances are discussed below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2012	2011	Change

Packing costs	$12,641,000	$10,412,000	$2,229,000	21%
Harvest costs	6,603,000	5,673,000	930,000	16%
Growing costs	11,895,000	10,525,000	1,370,000	13%
Third-party grower costs	14,672,000	7,035,000	7,637,000	109%
Depreciation	1,489,000	1,535,000	(46,000)	(3)%
Agribusiness costs and expenses	$47,300,000	$35,180,000	$12,120,000	34%

•	Packing costs: The increase in fiscal year 2012 primarily resulted from 0.6 million more cartons of fresh lemons packed and sold compared to fiscal year 2011.

•	Harvest costs: The increase in fiscal year 2012 primarily resulted from 7.7 million more pounds of avocados harvested compared to fiscal year 2011. Additionally we incurred $0.2 million of harvest expenses related to peaches, plums and olives at the Sheldon Ranch.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2012 is primarily due to the addition of the Sheldon Ranch. During fiscal year 2012, we incurred net lease expenses of $0.5 million and $0.6 million of other growing costs related to the Sheldon Ranch. Additionally, in the fiscal year 2012 we removed approximately 22 acres of cherries as part of our fiscal year 2012 orchard redevelopment plan, resulting in a charge of $0.2 million. The 22 acres were replanted with lemons.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in fiscal year 2012 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 2.4 million and 1.8 million cartons sold during fiscal years 2012 and 2011, respectively, 1.1 million (46%) and 0.6 million (33%) were procured from third-party growers at average per carton prices of $13.34 and $11.73, respectively.

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

Selling, general and administrative expenses for fiscal year 2012 were $10.5 million compared to $9.3 million for fiscal year 2011. This 13% increase of $1.2 million is primarily attributable to the following:

•	Employee incentive expenses for fiscal year 2012 were $1.0 million compared to zero for fiscal year 2011.

•	Fiscal year 2012 selling expenses were $1.1 million compared to $0.9 million in fiscal year 2011 primarily do to an increase of 0.6 million fresh lemon cartons sold in fiscal year 2012.

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

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows each segment’s results of operations for:

	Years Ended October, 31
	2013		2012		2011
	$	%	$	%	$	%
Revenues:
Agribusiness	$79,990,000	94%	$61,553,000	93%	$46,085,000	88%
Rental operations	4,250,000	5%	4,023,000	6%	3,948,000	7%
Real estate development	644,000	1%	252,000	1%	2,462,000	5%
Total revenues	84,884,000	100%	65,828,000	100%	52,495,000	100%
Costs and expenses:
Agribusiness	63,607,000	80%	47,300,000	77%	35,180,000	68%
Rental operations	2,601,000	3%	2,418,000	4%	2,230,000	5%
Real estate development	1,428,000	2%	1,037,000	2%	4,747,000	9%
Corporate and other	11,850,000	15%	10,517,000	17%	9,328,000	18%
Total costs and expenses	79,486,000	100%	61,272,000	100%	51,485,000	100%
Operating income (loss):
Agribusiness	16,383,000		14,253,000		10,905,000
Rental operations	1,649,000		1,605,000		1,718,000
Real estate development	(784,000)		(785,000)		(2,285,000)
Corporate and other	(11,850,000)		(10,517,000)		(9,328,000)
Total operating income	$5,398,000		$4,556,000		$1,010,000

Fiscal Year 2013 Compared to Fiscal Year 2012

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For fiscal year 2013 our agribusiness segment revenue was $80.0 million compared to $61.6 million for fiscal year 2012. The 30% increase of $18.4 million primarily reflected higher lemon and avocado revenues for fiscal year 2013 compared to fiscal year 2012. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2013 was $14.0 million higher than fiscal year 2012.

•	Avocado revenue for fiscal year 2013 was $2.1 million higher than fiscal year 2012.

•	Navel and Valencia orange revenue in fiscal year 2013 was $1.5 million higher than in fiscal year 2012.

•	Specialty citrus and other crop revenue for fiscal year 2013 was $0.8 million higher than fiscal year 2012.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. For fiscal year 2013, our agribusiness costs and expenses were $63.6 million compared to $47.3 million for fiscal year 2012. The 34% increase of $16.3 million primarily consists of the following:

•	Packing costs for fiscal year 2013 were $4.7 million higher than fiscal year 2012.

•	Harvest costs for fiscal year 2013 were $2.4 million higher than fiscal year 2012.

•	Growing costs for fiscal year 2013 were $3.8 million higher than fiscal year 2012.

•	Third-party grower costs for fiscal year 2013 were $5.1 million higher than fiscal year 2012.

•	Depreciation expense was $0.3 million higher than fiscal year 2012.

Rental Operations

Our rental operations segment had revenues of approximately $4.3 million and $4.0 million in fiscal years 2013 and 2012, respectively. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Costs in our rental operations segment were approximately $2.2 million and $2.0 million in fiscal years 2013 and 2012, respectively. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment had revenues of approximately $0.6 million and $0.3 million in fiscal years 2013 and 2012, respectively.

Costs and expenses in our real estate development segment were approximately $1.4 million and $1.0 million in fiscal years 2013 and 2012, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2013 were $1.3 million higher than fiscal year 2012. Depreciation expense was similar year to year at approximately $0.2 million.

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

Agribusiness

For fiscal year 2012 our agribusiness segment revenue was $61.6 million compared to $46.1 million for fiscal year 2011. The 34% increase of $15.5 million primarily reflected higher lemon and avocado revenues for fiscal year 2012 compared to fiscal year 2011. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for fiscal year 2012 was $12.9 million higher than fiscal year 2011.

•	Avocado revenue for fiscal year 2012 was $2.0 million higher than fiscal year 2011.

•	Navel and Valencia orange revenue in fiscal year 2012 was $0.3 million higher than fiscal year 2011.

•	Specialty citrus and other crop revenue for fiscal year 2012 was $0.3 million higher than fiscal year 2011.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. For fiscal year 2012, our agribusiness costs and expenses were $47.3 million compared to $35.2 million for fiscal year 2011. The 34% increase of $12.1 million primarily consists of the following:

•	Packing costs for fiscal year 2012 were $2.2 million higher than fiscal year 2011.

•	Harvest costs for fiscal year 2012 were $0.9 million lower than fiscal year 2011.

•	Growing costs for fiscal year 2012 were $1.4 million higher than fiscal year 2011.

•	Third-party grower costs for fiscal year 2012 were $7.6 million higher than fiscal year 2011.

•	Depreciation expense was similar year to year.

Rental Operations

Our rental operations revenue for fiscal year 2012 was $4.0 million compared to $3.9 million in fiscal year 2011 resulting in an increase of $0.1 million. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Costs and expenses in our rental operations segment for fiscal year 2012 were $0.2 million higher than fiscal year 2011 due to increased repairs and maintenance costs for our residential rental facilities. Depreciation expense was similar year to year.

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

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2013. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the second and third quarters.

(in thousands, except per common share amounts)	Three Months Ended 2013
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$14,287	$29,929	$23,286	$17,382
Costs and expenses	15,900	19,972	20,900	22,714
Operating income (loss)	(1,613)	9,957	2,386	(5,332)
Other income (loss), net	13	289	3,352	538
Income (loss) before (provision) benefit for income taxes and equity earnings (losses) of investments	(1,600)	10,246	5,738	(4,794)
Income tax (provision) benefit	309	(3,772)	(1,427)	1,655
Equity earnings (losses) of investments	207	133	(1,806)	17
Net income (loss)	$(1,084)	$6,607	$2,505	$(3,122)

Net income (loss) per common share:
Basic	$(0.08)	$0.49	$0.19	$(0.28)
Diluted	$(0.08)	$0.49	$0.19	$(0.28)
Number of shares used in per common share computations:
Basic	13,663	13,308	12,789	11,220
Diluted	13,663	13,308	12,789	11,220

(in thousands, except per common share amounts)	Three Months Ended 2012
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$14,795	$24,700	$16,096	$10,237
Costs and expenses	14,337	16,994	14,964	14,977
Operating income (loss)	458	7,706	1,132	(4,740)
Other income (loss), net	(26)	56	15	354
Income (loss) before (provision) benefit for income taxes and equity earnings (losses) of investments	432	7,762	1,147	(4,386)
Income tax (provision) benefit	(477)	(2,696)	(385)	1,580
Equity earnings (losses) of investments	186	15	(25)	(3)
Net income (loss)	$141	$5,081	$737	$(2,809)

Net income (loss) per common share:
Basic	$0.01	$0.45	$0.06	$(0.26)
Diluted	$0.01	$0.45	$0.06	$(0.26)
Number of shares used in per common share computations:
Basic	11,203	11,198	11,201	11,205
Diluted	11,203	11,198	11,201	11,205

The following information compares our fourth quarter ended October 31, 2013 to the fourth quarter ended October 31, 2012. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•	Total revenues decreased $0.5 million in the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to decreased avocado and Valencia orange revenues of $2.1 million and $0.4 million, respectively. This decrease was partially offset by increased lemon, specialty citrus and other crops and real estate development revenues of $1.0 million, $0.7 million and $0.2 million, respectively.

•	Total costs and expenses increased $1.6 million in the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to increases in agribusiness costs associated with agricultural production, including costs related to growing and harvesting activities at Associated since its acquisition in September 2013.

•

Income tax provision decreased $0.8 million in the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to the decrease in pre-tax income of $2.0 million.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2013, 2012 and 2011, net cash provided by operating activities was $5.3 million, $6.3 million and $6.0 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $4.9 million, $3.2 million and $1.6 million for fiscal years 2013, 2012 and 2011, respectively. The increase of $1.7 million in fiscal year 2013 compared to fiscal year 2012 was primarily attributable to an increase in operating income of $0.8 million, an increase in other income of $3.8 million, an increase in income tax provision of $1.2 million and an increase in equity in losses of investments of $1.6 million. The increase of $1.6 million in fiscal year 2012 as compared to fiscal year 2011 was primarily attributable to an increase in operating income of $3.6 million, a decrease in other income of $0.8 million and an increase in income tax provision of $1.3 million.

•	Depreciation and amortization was $2.4 million, $2.1 million and $2.2 million for fiscal years 2013, 2012 and 2011, respectively. The increase in fiscal year 2013 compared to fiscal year 2012 was primarily the result of our acquisition of Associated in September 2013. Depreciation and amortization for fiscal years 2012 and 2011 remained stable primarily because the balance of depreciable assets did not change significantly.

•	In fiscal year 2013, we sold 165,000 shares of common stock in Calavo Growers, Inc. which resulted in a gain of $3.1 million. No such transaction occurred in fiscal years 2012 or 2011.

•	Non-cash impairments of real estate development assets were $0.1 million, zero and $1.2 million for fiscal years 2013, 2012 and 2011, respectively.

•	Non-cash stock compensation expense was $0.8 million, $0.9 million and $0.8 million for fiscal years 2013, 2012 and 2011, respectively, which is primarily comprised of vesting of 2010 and 2012 grants to management under our stock grant performance bonus program and the directors stock incentive compensation.

•	The $1.4 million equity in losses of investments for fiscal year 2013 is primarily comprised of a $1.8 million loss from sale of the HM East Ridge property, partially offset by $0.3 million of earnings from our investment in Limco Del Mar, Ltd.

•	Non-cash interest income from derivative instruments was $0.7 million of income for fiscal years 2013 and 2012 and $0.5 million of expense for fiscal year 2011. The income (expense) is due to a change in accounting for our interest rate swap agreements. In fiscal year 2009, the swap agreements qualified for hedge accounting and as such, the changes in the related fair value liability were included in other comprehensive income. In April 2010, we extended the due dates for certain of the swap agreements and combined the swap agreements into one agreement. This transaction disqualified them for hedge accounting and accordingly, required the change in the related fair value liability to be included in earnings.

•	Accounts and notes receivable used $2.2 million of operating cash flows in fiscal year 2013 compared to using $1.7 million of operating cash flows in fiscal year 2012. This decrease was primarily the result of a $2.1 million increase in accounts and notes receivable during fiscal year 2013 compared to a $1.8 million increase in accounts and notes receivable in fiscal year 2012. Accounts and notes receivable used $1.7 million of operating cash flows in fiscal year 2012 compared to providing $0.2 million of operating cash flows in fiscal year 2011. This decrease was primarily the result of a $1.8 million increase in accounts and notes receivable in fiscal year 2012 compared to a $0.8 million decrease in accounts and notes receivable in fiscal year 2011. This difference was primarily the result of increased agribusiness revenues in the fourth quarter of fiscal year 2012 compared to fiscal year 2011.

•	Cultural costs provided $0.7 million of operating cash flows in fiscal year 2013 compared to using $1.3 million of operating cash flows in fiscal year 2012, primarily due to the Sheldon Ranch. We did not share in the citrus crop revenue in our fiscal year ended October 31, 2012; therefore, the cultural costs incurred in fiscal year 2012 were capitalized until the citrus crops were harvested in fiscal year 2013. We capitalized $1.0 million of cultural costs related to the Sheldon Ranch in fiscal year 2012.

•	Income taxes receivable balance at October 31, 2013 was zero compared to $0.7 million at October 31, 2012, resulting in a corresponding increase in operating cash flows of $0.7 million for fiscal year 2013. Income taxes receivable balance at October 31, 2012 was $0.7 million compared to $1.3 million at October 31, 2011, resulting in a corresponding increase in operating cash flows of $0.6 million for fiscal year 2012. Income taxes receivable balance was $1.3 million at October 31, 2011 compared to $1.2 million at October 31, 2010, resulting in a corresponding decrease in operating cash flows of $0.1 million for fiscal year 2011.

•	Accounts payable and growers payable provided $0.1 million, $1.8 million and $0.3 million of cash from operating activities in fiscal years 2013, 2012 and 2011, respectively. The $0.1 million of cash provided in fiscal year 2013 was primarily the result of a $1.3 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end. The $1.8 million of cash provided in fiscal year 2012 was primarily the result of a $2.1 million increase in accounts payable and growers payable partially offset by $0.2 million of capital expenditures accrued but not paid at year-end. The $0.3 million of cash provided in fiscal year 2011 was primarily the result of a $0.8 million increase in accounts payable and growers payable partially offset by $0.2 million of capital expenditures accrued but not paid at year-end. The increases in accounts payable and growers payable in fiscal years 2013, 2012 and 2011 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•	Accrued liabilities provided (used) operating cash flows of $2.0 million, $1.3 million and ($0.6) million for fiscal years 2013, 2012 and 2011, respectively. The $2.0 million of cash from operating activities in fiscal year 2013 is primarily the result of a $0.4 million increase in accrued compensation and $1.7 million of accrued income taxes payable compared to fiscal year 2012. The $1.3 million of cash provided by operating activities in fiscal year 2012 is primarily the result of accrued bonuses of $1.0 million and Sheldon Ranch accrued lease expenses of $0.5 million at October 31, 2012. There were no such accruals at October 31, 2011.

•	Other long-term liabilities used operating cash flows of $0.3 million in fiscal year 2013 and represented $1.3 million of pension contributions offset by non-cash pension expense of $1.0 million. The $0.5 million of operating cash flows provided in fiscal year 2012 represented $1.3 million of pension contributions offset by non-cash pension expense of $0.8 million. The $0.6 million of operating cash flows provided in fiscal year 2011 represented $0.9 million of non-cash pension expense offset by a $0.3 million pension contribution.

Cash Flows from Investing Activities

For the years ended October 31, 2013, 2012, and 2011, net cash used in investing activities was $11.3 million, $11.3 million and $1.5 million, respectively and is primarily comprised of capital expenditures, business acquisitions and sales of assets.

•	Capital expenditures were $21.8 million for fiscal year 2013, comprised of $5.5 million for property, plant and equipment, $4.8 million for real estate development projects, $0.4 million for an agriculture property acquisition and $11.1 million for business acquisitions. These investment activities were partially offset by $4.8 million net proceeds from sale of stock in Calavo Growers, Inc. and $5.7 million of net proceeds from sale of HM East Ridge, LLC property.

•	Capital expenditures were $11.1 million for fiscal year 2012, comprised of $3.9 million for property, plant and equipment, $4.6 million for real estate development projects, $1.8 million for agriculture property acquisitions and $0.8 million for a business acquisition.

•	Capital expenditures were $12.9 million for fiscal year 2011, comprised of $1.9 million for property, plant and equipment, $4.5 million for real estate development projects and $6.5 million for the purchase of Rancho Refugio/Caldwell Ranch. These capital expenditures were partially offset by $9.3 million of net proceeds from the sale of Ranch Refugio/Caldwell Ranch and $2.1 million of net proceeds from the sale of Donna Circle.

Cash Flows from Financing Activities

For the years ended October 31, 2013, 2012 and 2011, net cash provided by (used in) financial activities was $6.2 million, $4.9 million, and ($4.8) million, respectively.

The $6.1 million of cash provided by financing activities for fiscal year 2013 was comprised primarily of net repayments of long-term debt in the amount of $27.5 million and net proceeds from our public offering of common stock in the amount of $35.9 million. Additionally, we paid common and preferred dividends of $2.2 million in fiscal year 2013. The $4.9 million of cash provided by financing activities in fiscal year 2012 is comprised primarily of net borrowings of long-term debt in the amount of $6.7 million partially offset by common and preferred dividend paid of $1.7 million. The $4.7 million of cash used in financing activities in fiscal year 2011 is comprised primarily of net repayments of long-term debt in the amount of $3.1 million and common and preferred dividends paid of $1.7 million.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans and the Farm Credit West Line of Credit. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in Note 13 to the consolidated financial statements included in this Annual Report.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2014. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2013, our outstanding borrowings under the Rabobank Credit Facility were $54.4 million and we had $34.6 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.98% at October 31, 2013. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral, which was $89,000,000 at October 31, 2013, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80%, and (iii) extend the maturity date from June 30, 2013 to June 30, 2018.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. In November 2011, we entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability of $2.2 million is included in other long-term liabilities and related accumulated other comprehensive loss at October 31, 2013. Additional information regarding the interest rate swap can be found in Note 14 to the consolidated financial statements included in this Annual Report.

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We also are subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2013.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2013, we had an aggregate of $7.7 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of October 31, 2013, we had $5.3 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at October 31, 2013. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing May 2032. In February 2013, this term loan was paid in full with the net proceeds from our common stock offering. See “- Public Offering of Common Stock.”

•	Term Loan Maturing October 2035. As of October 31, 2013, our wholly owned subsidiary, Windfall Investors, LLC, had $2.0 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Farm Credit West Line of Credit Maturing May 2018. As of October 31, 2013, we had $0.5 million outstanding under the Farm Credit West Line of Credit that matures in May 2018. The line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at October 31, 2013. This line of credit is secured by certain of our agricultural properties.

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

Public Offering of Common Stock

During February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under our shelf registration statement.  The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. During February 2013, we used the net offering proceeds to repay long-term debt.

Interest Rate Swaps

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At October 31, 2013, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $62.1 million in debt at 4.30% until June 2018.

On April 29, 2010 we cancelled two interest rate swaps with notional amounts of $10.0 million each and amended the interest rate swap form a notional amount of $22.0 million to a notional amount of $42.0 million. The interest rate swaps previously qualified as cash flow hedges and the fair value adjustments to the swap agreements were deferred and included in accumulated other comprehensive income (loss). As a result of the re-negotiated terms, the remaining interest rate swap no longer qualified for hedge accounting and accordingly, fair value adjustments from April 30, 2010 are included in interest income (expense). This swap expired June 30, 2013.

In November 2011, we entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of our outstanding borrowings under the Rabobank Credit Facility beginning on July 1, 2013 until June 30, 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is being recorded in other long-term liabilities in the Company’s consolidated balance sheet at October 31, 2013. Additional information regarding the interest rate swaps can be found in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

Of the remaining $22.1 million in debt, $20.1 million bears interest at a variable rate, which was 2.75% or less at October 31, 2013 and $2.0 million bear’s interest at a fixed rate of 3.65% which becomes variable in November 2014.

Real Estate Development Activities and Related Capital Resources

As noted under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to partner with us to move those development projects forward. While we are frequently in discussions with potential external sources of capital in respect to all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

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

The USDA reports that per capita fresh lemon consumption was 3.5 pounds in 2011 and since 2000 has averaged 3.0 pounds per capita versus 2.7 pounds in the 1990s. Approximately 64% of the California crop has gone into the fresh market during the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 2.3 pounds per capita in 2000 to 4.1 pounds per capita in 2011. Initial USDA estimates place consumption at a record 4.6 pounds per capita in 2012. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2010 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission the 2013 - 2014 crop will produce approximately 325 million pounds. This is a decrease of approximately 180 million pounds or 35% from the 2012 - 2013 crop.

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

Real Estate Development

According to most accounts, the residential real estate market continues to be weak following the well-known economic downturn in recent years.  Persistent high unemployment is expected to keep home sales at historically low levels in terms of volume and price.  We have incurred impairment charges on certain of our real estate development projects over the last three years and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, in particular East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2013 for which cash flows are fixed and determinable:

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$56,378,000	$63,000	$155,000	$54,522,000	$1,638,000
Variable rate debt (principal)	5,754,000	506,000	1,055,000	1,606,000	2,587,000
Operating lease obligations	12,868,000	1,740,000	3,418,000	3,431,000	4,279,000
Total contractual obligations	$75,000,000	$2,309,000	$4,628,000	$59,559,000	$8,504,000

Interest payments on fixed and variable rate debt	$13,152,000	$2,516,000	$4,987,000	$4,889,000	$760,000

We believe that the cash flows from our agribusiness and rental operations segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2014. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2013.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2013, 2012 and 2011.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $1,252,000 and $1,275,000 for fiscal years 2013 and 2012, respectively and we expect to contribute approximately $500,000 to the Plan in fiscal year 2014.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs and expenses, are scheduled to expire in fiscal year 2014, were $1.0 million, $1.0 million and $0.9 million in fiscal years 2013, 2012, and 2011, respectively, and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. In accordance with the terms of the leases, we did not share in the citrus crop revenue in fiscal year 2012. We incurred $724,000 and $456,000 of net lease expense in fiscal years 2013 and 2012, respectively.

On July 1, 2013, we entered into a Lease Agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre.

We lease pollination equipment under a lease renewed through fiscal year 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Capital Expenditures

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of the Company’s lemon packing facilities.  The project is expected to increase the capacity and efficiency of our packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9,300,000, which may be revised based on design modifications and finalization of construction costs.  The project is expected to commence in March 2014 and be substantially complete in the spring of 2015.

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

We grow lemons and avocados in our Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a more year round basis.  Accordingly, we do not capitalize cultural costs associated with our Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

Most cultural costs, including amortization of capitalized cultural costs, and harvest costs are associated with and charged to specific crops. Certain other costs, such as property taxes, indirect labor including farm supervision and management and irrigation that benefit multiple crops are allocated to crops on a per acre basis.

Long-lived Assets – We evaluate long-lived assets, including our finite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $36,000 related to cherries in fiscal year 2013 and $64,000 and $551,000 related to avocados in fiscal years 2012 and 2011, respectively.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2013, we capitalized approximately $5.6 million of costs related to our real estate projects and expensed approximately $1.4 million of costs.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn, in recent years we recorded impairment charges of $0.1 million, zero and $1.2 million in fiscal years 2013, 2012 and 2011, respectively.  These charges were based on independent, third-party appraisals provided to us and were developed using various facts, assumption and estimates. Future changes in these facts, assumptions and estimates could result in additional charges.

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

In February 2013, the FASB issued ASC update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 2013-02). The objective of this update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of this update will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

FASB ASC 2012-02, Intangibles-Goodwill and Other (Topic 350)

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (ASC 2012-02). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-live intangible asset is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350. The more likely than not threshold is defined as having a likely-hood of more that 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The adoption of this update had no impact on the reported results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Credit Facility is a LIBOR-based rate plus a spread. Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2013, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Line of Credit was $54.4 million and $0.5 million, respectively. At October 31, 2013, our total debt outstanding under the Farm Credit West Term Loans was approximately $5.3 million and $2.0 million for each of the term loans, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $42.0 million and $40.0 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Pay fixed rate, receive floating-rate interest rate swap, matured June 2013	$-	$42,000,000	$-	$1,072,000
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2018	$40,000,000	$40,000,000	$2,240,000	$2,768,000

As of October 31, 2013, the fixed interest rate on our $40.0 million swap was 4.30%. Based on our level of borrowings at October 31, 2013, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.2 million for fiscal year 2014 and an annual average of $0.2 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.1 million for fiscal year 2014 and an annual average of $0.1 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

On September 6, 2013 we completed our acquisition of Associated Citrus Packers, Inc. (“Associated“), which included its existing information systems and internal controls over financial reporting. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of October 31, 2013, we have elected to exclude Associated from our evaluation for 2013 as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Associated’s historical internal controls over financial reporting with those of the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in 2014.

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2013. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards

President and Chief Executive Officer

Joseph D. Rumley

Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Associated Citrus Packers, Inc., which is included in the 2013 consolidated financial statements of Limoneira Company and constituted $26,721,000 and $276,000 of total and net assets, respectively, as of October 31, 2013 and $2,809,000 and $276,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Limoneira Company also did not include an evaluation of the internal control over financial reporting of Associated Citrus Packers, Inc.

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2013 of Limoneira Company and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 14, 2014

Limoneira Company

Consolidated Balance Sheets

	October 31,
	2013	2012
Assets
Current assets:
Cash	$82,000	$11,000
Accounts receivable, net	6,419,000	4,252,000
Notes receivable - related parties	-	42,000
Cultural costs	4,124,000	2,254,000
Prepaid expenses and other current assets	2,972,000	2,116,000
Income taxes receivable	-	712,000
Total current assets	13,597,000	9,387,000

Property, plant and equipment, net	86,210,000	53,380,000
Real estate development	83,419,000	77,772,000
Equity in investments	1,800,000	8,947,000
Investment in Calavo Growers, Inc.	14,845,000	15,701,000
Notes receivable - related parties	17,000	16,000
Notes receivable	2,024,000	2,296,000
Other assets	8,002,000	5,123,000
Total Assets	$209,914,000	$172,622,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,784,000	$3,670,000
Growers payable	2,325,000	2,085,000
Accrued liabilities	6,280,000	4,017,000
Fair value of derivative instruments	717,000	1,072,000
Current portion of long-term debt	569,000	760,000
Total current liabilities	14,675,000	11,604,000
Long-term liabilities:
Long-term debt, less current portion	61,563,000	88,875,000
Deferred income taxes	18,540,000	10,488,000
Other long-term liabilities	4,483,000	8,953,000
Total long-term liabilities	84,586,000	108,316,000
Commitments and contingencies
Stockholders' equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at October 31, 2013 and 2012) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: -0- issued or outstanding at October 31, 2013 and 2012)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,016,011 and 11,203,180 shares issued and outstanding at October 31, 2013 and 2012, respectively)	140,000	112,000
Additional paid-in capital	88,160,000	35,714,000
Retained earnings	19,098,000	16,398,000
Accumulated other comprehensive income (loss)	255,000	(2,522,000)
Total stockholders' equity	110,653,000	52,702,000
Total Liabilities and Stockholders' Equity	$209,914,000	$172,622,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2013	2012	2011
Revenues:
Agribusiness	$79,990,000	$61,553,000	$46,085,000
Rental operations	4,250,000	4,023,000	3,948,000
Real estate development	644,000	252,000	2,462,000
Total revenues	84,884,000	65,828,000	52,495,000
Costs and expenses:
Agribusiness	63,607,000	47,300,000	35,180,000
Rental operations	2,601,000	2,418,000	2,230,000
Real estate development	1,333,000	1,037,000	3,551,000
Impairments of real estate development assets	95,000	-	1,196,000
Selling, general and administrative	11,850,000	10,517,000	9,328,000
Total cost and expenses	79,486,000	61,272,000	51,485,000
Operating income	5,398,000	4,556,000	1,010,000
Other income (expense):
Interest expense	(124,000)	(508,000)	(1,260,000)
Interest income from derivative instruments	711,000	739,000	537,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-	-
Gain on sale of Rancho Refugio.	-	-	1,351,000
Interest income	85,000	104,000	104,000
Other income, net	382,000	64,000	482,000
Total other income	4,192,000	399,000	1,214,000

Income before income taxes and equity (losses) earnings of investments	9,590,000	4,955,000	2,224,000

Income tax provision	(3,235,000)	(1,978,000)	(707,000)
Equity in (losses) earnings of investments	(1,449,000)	173,000	81,000
Net income	4,906,000	3,150,000	1,598,000
Preferred dividends	(262,000)	(262,000)	(262,000)
Net income applicable to common stock	$4,644,000	$2,888,000	$1,336,000

Basic net income per common share	$0.36	$0.26	$0.12

Diluted net income per common share	$0.36	$0.26	$0.12

Dividends per common share	$0.15	$0.13	$0.13

Weighted-average common shares outstanding-basic	12,775,000	11,202,000	11,205,000
Weighted-average common shares outstanding-diluted	12,775,000	11,202,000	11,208,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
	2013	2012	2011

Net income	$4,906,000	$3,150,000	$1,598,000
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	1,764,000	(695,000)	(712,000)
Unrealized holding gains on security available for sale	479,000	417,000	267,000
Unrealized gains (losses) from derivative instruments	534,000	(1,341,000)	337,000
Total other comprehensive income (loss), net of tax	2,777,000	(1,619,000)	(108,000)
Comprehensive income	$7,683,000	$1,531,000	$1,490,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at November 1, 2010	30,000	$3,000,000	11,194,460	$112,000	$34,735,000	$15,044,000	$(795,000)	$52,096,000
Dividends - common	-	-	-	-	-	(1,400,000)	-	(1,400,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	70,270	1,000	806,000	-	-	807,000
Exchange of common stock	-	-	(27,796)	(1,000)	(778,000)	-	-	(779,000)
Repurchase of common stock	-	-	(36,120)	-	-	-	-	-
Donation of common stock	-	-	4,427	-	100,000	-	-	100,000
Net income						1,598,000		1,598,000
Other comprehensive income (loss), net of tax							(108,000)	(108,000)
Balance at October 31, 2011	30,000	3,000,000	11,205,241	112,000	34,863,000	14,980,000	(903,000)	52,052,000
Dividends - common	-	-	-	-	-	(1,470,000)	-	(1,470,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	10,269	-	947,000	-	-	947,000
Exchange of common stock	-	-	(10,995)	-	(196,000)	-	-	(196,000)
Repurchase of common stock	-	-	(7,500)	-	-	-	-	-
Donation of common stock	-	-	6,165	-	100,000	-	-	100,000
Net income						3,150,000		3,150,000
Other comprehensive income (loss), net of tax							(1,619,000)	(1,619,000)
Balance at October 31, 2012	30,000	3,000,000	11,203,180	112,000	35,714,000	16,398,000	(2,522,000)	52,702,000
Dividends - common	-	-	-	-	-	(1,944,000)	-	(1,944,000)
Dividends - preferred	-	-	-	-	-	(262,000)	-	(262,000)
Stock compensation expense	-	-	43,761	-	753,000	-	-	753,000
Exchange of common stock	-	-	(11,010)	-	(236,000)	-	-	(236,000)
Donation of common stock	-	-	4,859	-	100,000	-	-	100,000
Issuance of common stock			2,775,221	28,000	51,829,000			51,857,000
Net income						4,906,000		4,906,000
Other comprehensive income (loss), net of tax							2,777,000	2,777,000
Balance at October 31, 2013	30,000	$3,000,000	14,016,011	$140,000	$88,160,000	$19,098,000	$255,000	$110,653,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2013	2012	2011
Operating activities
Net income	$4,906,000	$3,150,000	$1,598,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,403,000	2,131,000	2,207,000
Gain on sale of Ranch Refugio/Caldwell Ranch	-	-	(1,351,000)
Impairments of real estate development	95,000	-	1,196,000
Gain on sale of stock in Calavo Growers. Inc.	(3,138,000)	-	-
Loss on disposals/sales of assets	-	207,000	90,000
Stock compensation expense	753,000	947,000	795,000
Equity in losses (earnings) of investments	1,449,000	(173,000)	(81,000)
Deferred income taxes	(1,033,000)	1,399,000	1,784,000
Amortization of deferred financing costs	33,000	36,000	27,000
Non-cash interest income from derivative instruments	(711,000)	(739,000)	(537,000)
Accrued interest on note receivable	(78,000)	(78,000)	(84,000)
Donation of common stock	100,000	100,000	100,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,154,000)	(1,738,000)	209,000
Cultural costs	716,000	(1,328,000)	133,000
Prepaid expenses and other current assets	(476,000)	(621,000)	(41,000)
Income taxes receivable	712,000	612,000	(83,000)
Other assets	(128,000)	(181,000)	(168,000)
Accounts payable and growers payable	93,000	1,836,000	263,000
Accrued liabilities	2,008,000	1,271,000	(624,000)
Other long-term liabilities	(296,000)	(503,000)	567,000
Net cash provided by operating activities	5,254,000	6,328,000	6,000,000

Investing activities
Capital expenditures	(10,359,000)	(8,467,000)	(6,359,000)
Agriculture property acquisitions	(375,000)	(1,796,000)	-
Business combinations, net of cash acquired	(11,101,000)	(803,000)	-
Net proceeds from sale of stock in Calavo Growers, Inc.	4,788,000	-	-
Net proceeds from sale of HM East Ridge, LLC property	5,713,000	-	-
Acquisition of Rancho Refugio/Caldwell Ranch	-	-	(6,510,000)
Net proceeds from sale of Rancho Refugio/Caldwell Ranch	-	-	9,297,000
Net proceeds from sale of 6037 East Donna Circle, LLC	-	-	2,080,000
Cash distributions from equity investments	110,000	220,000	330,000
Equity investment contributions	(125,000)	(98,000)	(88,000)
Issuance of notes receivable	350,000	(15,000)	(100,000)
Investments in mutual water companies and water rights	(319,000)	(311,000)	(154,000)
Other	(30,000)	(3,000)	34,000
Net cash used in investing activities	$(11,348,000)	$(11,273,000)	$(1,470,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2013	2012	2011
Financing activities
Borrowings of long-term debt	$58,450,000	$40,044,000	$31,622,000
Repayments of long-term debt	(85,976,000)	(33,280,000)	(34,689,000)
Dividends paid-common	(1,944,000)	(1,470,000)	(1,400,000)
Dividends paid-preferred	(262,000)	(262,000)	(262,000)
Issuance (repurchase) of common stock	35,897,000	(6,000)	(42,000)
Payments of debt financing costs	-	(91,000)	-
Net cash provided by (used in) financing activities	6,165,000	4,935,000	(4,771,000)
Net increase (decrease) in cash	71,000	(10,000)	(241,000)
Cash at beginning of year	11,000	21,000	262,000
Cash at end of year	$82,000	$11,000	$21,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,705,000	$3,479,000	$3,792,000
Cash paid during the year for income taxes, net of (refunds) received	$1,910,000	$252,000	$(709,000)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(795,000)	$(692,000)	$(445,000)
Capital expenditures accrued but not paid at year-end	$487,000	$248,000	$245,000
Accrued interest on note receivable	$78,000	$78,000	$84,000
Donation of common stock	$100,000	$100,000	$100,000

During October 2013, the Company purchased a citrus orchard for a cash purchase price of $8,750,000, which was accounted for as a business combination and is further described in Note 3.

On September 6, 2013 the Company completed the acquisition of Associated Citrus Packers, Inc. (“Associated”), a privately-owned Arizona corporation, for $18,580,000. The acquisition was accounted for as a business combination and is further described in Note 3.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC, and Associated Citrus Packers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process.

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

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2013 and 2012 the allowances totaled $85,000 and $109,000, respectively. For fiscal years 2013, 2012 and 2011 credit losses were insignificant.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentrations

The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $11,683,000, $9,546,000 and $7,539,000 in fiscal years 2013, 2012 and 2011, respectively.

Lemons procured from third-party growers were approximately 52%, 46% and 33%, of lemon supply in fiscal years 2013, 2012 and 2011, respectively, of which two third-party growers were 18% and 11%, respectively, of lemon supply in 2013.

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

Lemons, oranges, specialty citrus and other crops such as pistachio nuts, cherries and olives are grown in the Company’s San Joaquin Valley orchards. Additionally, lemons are grown in the Company’s Yuma County, Arizona orchards.  These crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to six months.  During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period.  During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.

The Company grows lemons and avocados in its Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a more year round basis.  Accordingly, the Company does not capitalize cultural costs associated with its Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

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

Capitalized Interest

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,451,000 and $2,901,000 was capitalized during the years ended October 31, 2013, and 2012, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $5,647,000, $5,149,000 and $5,204,000 in fiscal years 2013, 2012 and 2011, respectively.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income. At October 31, 2013 and 2012, marketable securities are comprised of the Company’s investment in Calavo.

Intangible Assets

Intangible assets consist primarily of acquired water and mineral rights, a patent and certain trade names and trademarks. Certain of the Company’s trade names and trademarks are being amortized on a straight line basis over their estimated lives of 8 years. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.

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

Based on results from independent appraisals and other factors which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses in fiscal years 2013 and 2011. See Note 7.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2013 and 2012.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $36,000 related to cherries in fiscal year 2013 and $64,000 and $551,000 related to avocados in fiscal years 2012 and 2011, respectively.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2013, 2012 and 2011 were $315,000, $167,000 and $127,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of share-based compensation. Diluted net income per common share is calculated using the diluted weighted-average number of common shares. Diluted weighted-average common shares include weighted-average common shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method of zero, zero and 3,000 for fiscal years 2013, 2012 and 2011, respectively. The Series B convertible preferred shares (see Note 21) are anti-dilutive.

Reclassifications

There were no significant reclassifications to the prior years’ consolidated financial statements to conform to the October 31, 2013 presentation.

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

Recent Accounting Pronouncements

FASB ASU 2011-05, Comprehensive Income (Topic 220).

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company’s adoption of this standard in the first quarter of fiscal year 2013 only impacted the presentation of the Company’s financial statements and had no effect on the reported results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In February 2013, the FASB issued ASC update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASC 2013-02). The objective of this update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of this update will only impact the presentation of the Company’s consolidated financial statements and will have no impact on the reported results of operations.

FASB ASC 2012-02, Intangibles-Goodwill and Other (Topic 350)

In July 2012, the FASB issued ASC update No. 2012-02, “Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment” (ASC 2012-02). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-live intangible asset is impaired as a basis for determining whether it is necessary to perform the qualitative impairment test in accordance with Topic 350. The more likely than not threshold is defined as having a likely-hood of more that 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more likely than not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The adoption of this update had no impact on the reported results of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions

Agriculture Property Acquisitions

In April 2013, the Company purchased land for use as a citrus orchard for a purchase price of $375,000 cash. The acquisition was for approximately 25 acres of agricultural property located adjacent to the Sheldon Ranch, which is leased by the Company. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheet at October 31, 2013.

In August 2012, the Company purchased land for use as a citrus orchard for a cash purchase price of $1,363,000. The acquisition was for 230 acres of agricultural property adjacent to the Company’s leased orchards in Lindsay, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheets at October 31, 2013 and 2012.

In April 2012, the Company purchased land for use as a citrus orchard for a cash purchase price of $433,000. The acquisition was for 60 acres of agricultural property located in close proximity to the Company’s existing orchards in Porterville, California. This acquisition was accounted for as an asset purchase with substantially the entire purchase price allocated to land and included in property, plant and equipment on the Company’s consolidated balance sheet at October 31, 2013 and 2012.

Business Combinations

On October 11, 2013, the Company completed the acquisition of approximately 760 acres of agricultural property in the town of Porterville in Tulare County, California (“Lemons 400”) for $8,750,000 cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily utilized for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

The following table summarizes the fair value of the assets acquired based on a third-party valuation on the date of the acquisition:

Cultural costs	$1,130,000
Land	5,180,000
Land improvements	309,000
Buildings and building improvements	60,000
Equipment	150,000
Orchards	601,000
Investment in mutual water company	1,320,000
Fair value of assets acquired	$8,750,000

Results of operations are included in the Company’s consolidated statement of operations from the date of acquisition but are not significant due to the short time period from the acquisition date to the Company’s fiscal year end of October 31, 2013.

The unaudited, pro forma consolidated statement of operations as if the acquisition had been included in the consolidated results of the Company for the entire year ended October 31, 2013, results in revenue of $88,900,000 and net income of $5,879,000. The unaudited, pro forma consolidated statement of operations as if the acquisition had been included in the consolidated results of the Company for the entire year ended October 31, 2012 results in revenue of $70,140,000 and net income of $4,562,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions (continued)

On September 6, 2013 the Company acquired of all of the outstanding stock of Associated, a privately owned Arizona corporation, for $18,580,000. The purchase price consisted of the issuance of 705,000 unregistered shares of the Company’s common stock with an aggregate value of $15,959,000 based on the Company’s stock price on the acquisition date, $1,041,000 in cash and the repayment of $1,580,000 in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly-owned subsidiary of the Company. Associated owns approximately 1,300 acres of property in Yuma County, Arizona, comprised of 950 acres of productive lemon orchards, 350 acres of other crops and agriculture equipment and facilities. Transactions costs incurred in connection with the acquisition were approximately $270,000, which are included in selling, general and administrative expense. The results of operations of Associated have been included in the consolidated results of operations from the acquisition date.

The following table summarizes the fair value of the assets acquired and liabilities assumed based on a third-party valuation as of the date of the acquisition:

Cultural costs	$1,456,000
Other current assets	814,000
Land	15,035,000
Land improvements	1,103,000
Buildings and building improvements	355,000
Equipment	1,751,000
Orchards	4,382,000
Other assets	491,000
Goodwill	680,000
Total assets acquired	26,067,000

Current liabilities	(216,000)
Long-term debt	(24,000)
Deferred income taxes	(7,247,000)
Total liabilities assumed	(7,487,000)
Fair value of net assets acquired	$18,580,000

Of the $491,000 of acquired other assets, $486,000 was assigned to trade names and trademarks that are subject to amortization over an estimated life of 8 years.

Revenue of $2,809,000 and net income of $276,000 of Associated are included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2013.

The unaudited, pro forma consolidated statement of operations as if Associated had been included in the consolidated results of the Company for the entire year ended October 31, 2013 results in revenue of $86,667,000 and net income of $4,973,000. The unaudited, pro forma consolidated statement of operations as if Associated had been included in the consolidated results of the Company for the entire year ended October 31, 2012 results in revenue of $69,632,000 and net income of $2,072,000.

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

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2013, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$14,845,000	$–	$–	$14,845,000
Liabilities at fair value:
Derivatives	$–	$2,240,000	$–	$2,240,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently owns 500,000 shares, representing approximately 3.2% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2013 and 2012 was $29.69 and $23.61 per share, respectively.

The derivative consists of an interest rate swap (see Note 14); the fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2013	2012

Prepaid insurance	$557,000	$505,000
Prepaid supplies	909,000	736,000
Net current deferred income tax assets	508,000	395,000
Deposits and Other	998,000	480,000
	$2,972,000	$2,116,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2013	2012

Land	$47,008,000	$26,464,000
Land improvements	14,803,000	12,114,000
Buildings and building improvements	12,446,000	12,625,000
Equipment	25,965,000	23,224,000
Orchards	25,703,000	20,900,000
Construction in progress	6,118,000	2,054,000
	132,043,000	97,381,000
Less accumulated depreciation	(45,833,000)	(44,001,000)
	$86,210,000	$53,380,000

Depreciation expense was $2,380,000, $2,118,000 and $2,195,000 for fiscal years 2013, 2012 and 2011, respectively.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2013	2012

East Areas 1 and 2	$51,538,000	$47,384,000
Templeton Santa Barbara, LLC	11,276,000	10,532,000
Windfall Investors, LLC	20,605,000	19,856,000
	$83,419,000	$77,772,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2013 and 2012, the Company capitalized $4,154,000 and $2,953,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $11,000, $63,000 and $82,000 in fiscal years 2013, 2012 and 2011, respectively.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of October 31, 2013, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of October 31, 2013, $150,000 has been accrued for the cost of the study.

On May 8, 2013, the Company amended the mitigation agreement it has with the Santa Paula Union High School District, which is associated with the East Area 1 development agreement. In exchange for the release of approximately 7 acres of property previously reserved for school facilities within East Area 1, subject to certain conditions, the amendment requires the Company to pay a total of $1,750,000 comprised of $1,000,000 that was paid in June of 2013 and in increase in school facility fees of $1,500 per unit for each of the first 500 certificates of occupancy issued in connection with the residential development of East Area 1. Such costs have and will be capitalized as real estate development costs.

In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of the East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

Templeton Santa Barbara, LLC

The four real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), Sevilla and East Ridge. The carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2013 were $3,220,000, $3,370,000 and $4,686,000, respectively. East Ridge is described in Note 8.

During fiscal years 2013 and 2012, the Company capitalized $744,000 and $1,207,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $32,000, $20,000 and $242,000 in fiscal years 2013, 2012 and 2011, respectively.

In February 2010, the Company and HM Manager, LLC formed a limited liability company, HM East Ridge, LLC (“East Ridge”) for the purpose of developing the East Ridge parcel. The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. Since the Company has significant influence over, but less than a controlling interest in, East Ridge, the Company accounted for its investment in East Ridge using the equity method of accounting and the investment was included in equity in investments in the Company’s consolidated balance sheets at October 31, 2012. See Note 8.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

 7. Real Estate Development (continued)

On November 29, 2013, the Company entered into a Purchase and Sale Agreement and Escrow Instructions to sell Sevilla for approximately $4.8 million. The purchase price includes (i) a deposit of $250,000 paid in cash as escrow upon entry of the agreement, and (ii) a promissory note with a simple interest of 5% per annum, payable monthly, for the balance of the purchase price, secured by a first deed of trust on the Sevilla property. The final due date of the promissory note is the earlier of: (i) 30 days following final city approval of a tentative tract map for the Sevilla property, or (ii) October 24, 2014. The transaction, which is subject to customary closing conditions and expected to close within 90 days after entry of the agreement, is estimated to generate net proceeds of approximately $4.7 million. The Company recognized an impairment charge of approximately $32,000 for the difference in estimated net proceeds and the book value at October 31, 2013.

On November 29, 2013, the Company entered into a Purchase and Sale Agreement and Escrow Instructions to sell Pacific Crest for approximately $3.5 million. The purchase price includes (i) a deposit of $250,000 paid in cash as escrow upon entry of the agreement, and (ii) a promissory note with a simple interest of 5% per annum, payable monthly, for the balance of the purchase price, secured by a first deed of trust on the Pacific Crest property. The final due date of the promissory note is the earlier of: (i) 30 days following final city approval of a tentative tract map for the Pacific Crest property, or (ii) October 24, 2014. The transaction, which is subject to customary closing conditions and expected to close within 90 days after entry of the agreement, is estimated to generate net proceeds of approximately $3.4 million. The Company recognized an impairment charge of approximately $63,000 for the difference in estimated net proceeds and the book value at October 31, 2013.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During 2013 and 2012, the Company capitalized $749,000 and $989,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $644,000, $702,000 and $737,000, in fiscal years 2013, 2012 and 2011, respectively.

Impairments of Real Estate Assets

During fiscal years 2013 and 2011, the Company recorded impairment charges as a result of the decline in demand and market prices within our real estate markets. The following table summarizes the impairments of real estate development assets for the years ended October 31:

	2013	2012	2011
Templeton Santa Barbara, LLC	$95,000	$-	$993,000
Arizona Development Projects	-	-	203,000
	$95,000	$-	$1,196,000

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

The Company provided Del Mar with farm management, orchard land development and accounting services, which resulted in cash receipts of $141,000, $136,000 and $123,000 in fiscal years 2013, 2012 and 2011, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $733,000, $569,000 and $439,000 in fiscal years 2013, 2012 and 2011, respectively. Fruit proceeds due to Del Mar were $342,000 and $176,000 at October 31, 2013 and 2012, respectively, and are included in growers payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed $34,000, $9,000 and zero to the partnership in fiscal years 2013, 2012 and 2011, respectively. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

HM East Ridge, LLC

In February 2010, the Company and HM Manager, LLC formed HM East Ridge, LLC, for the purpose of developing one of the four Templeton Project parcels. The Company and HM Manager each have a 50% interest in the East Ridge.  HM Manager is responsible to direct and manage the day to day affairs of East Ridge.  The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000. The Company contributed an additional $91,000 and $89,000 to East Ridge in fiscal years 2013 and 2012, respectively. Since the Company has significant influence of, but less than a controlling interest in, East Ridge, the Company accounted for its investment in East Ridge using the equity method of accounting and the investment was included in equity in investments in the Company’s October 31, 2012 consolidated balance sheet.

On April 8, 2013 the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The transaction closed in June 2013 and generated net proceeds of $5,713,000. The Company recognized a loss of $1,754,000, which is included in equity (losses) earnings of investments in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The following is financial information of the equity method investees for the years ended October 31, 2013, 2012 and 2011, respectively:

2013	Del Mar	Romney	East Ridge	Total
Assets	$2,286,000	$712,000	$–	$2,998,000
Liabilities	$–	$–	$–	$–
Equity	2,286,000	712,000	–	2,998,000
Total liabilities and equity	$2,286,000	$712,000	$–	$2,998,000
Revenues	$2,218,000	$9,000	$6,000,000	$8,227,000
Expenses	862,000	25,000	7,754,000	8,641,000
Net income (loss)	$1,356,000	$(16,000)	$(1,754,000)	$(414,000)

2012	Del Mar	Romney	East Ridge	Total
Assets	$1,399,000	$675,000	$8,255,000	$10,329,000
Liabilities	$–	$–	$-	$–
Equity	1,399,000	675,000	8,255,000	10,329,000
Total liabilities and equity	$1,399,000	$675,000	$8,255,000	$10,329,000
Revenues	$1,508,000	$7,000	$–	$1,515,000
Expenses	726,000	21,000	1,000	748,000
Net income (loss)	$782,000	$(14,000)	$(1,000)	$767,000

2011	Del Mar	Romney	East Ridge	Total
Assets	$1,555,000	$688,000	$8,165,000	$10,408,000
Liabilities	$–	$–	$-	$–
Equity	1,555,000	688,000	8,165,000	10,408,000
Total liabilities and equity	$1,555,000	$688,000	$8,165,000	$10,408,000
Revenues	$1,059,000	$10,000	$–	$1,069,000
Expenses	686,000	17,000	2,000	705,000
Net income (loss)	$373,000	$(7,000)	$(2,000)	$364,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

			East
	Del Mar	Romney	Ridge	Total
Investment balance October 31, 2010	$1,338,000	$519,000	$7,200,000	$9,057,000
Equity earnings (losses)	87,000	(5,000)	(1,000)	81,000
Cash distribution	(330,000)	–	–	(330,000)
Investment contributions	–	–	88,000	88,000
Investment balance October 31, 2011	1,095,000	514,000	7,287,000	8,896,000
Equity earnings (losses)	183,000	(10,000)	–	173,000
Cash distribution	(220,000)	–	–	(220,000)
Investment contributions	–	9,000	89,000	98,000
Investment balance October 31, 2012	1,058,000	513,000	7,376,000	8,947,000
Equity earnings (losses)	317,000	(12,000)	(1,754,000)	(1,449,000)
Cash distribution	(110,000)	–	(5,713,000)	(5,823,000)
Investment contributions	–	34,000	91,000	125,000
Investment balance October 31, 2013	$1,265,000	$535,000	$–	$1,800,000

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

On April 11, 2013, the Company sold 165,000 shares of Calavo stock at a price of $29.02 per share (the closing price on April 10, 2013). Calavo repurchased the shares pursuant to the 2005 stock repurchase agreement between the companies. Following the sale, the Company continues to own 500,000 shares of Calavo common stock. The net proceeds to the Company from the sale were $4,788,000 and the Company recognized a gain of $3,138,000, which is included in other income in the consolidated statements of operations.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $795,000 ($479,000 net of tax), $692,000 ($417,000 net of tax) and $445,000 ($267,000 net of tax) for the years ended October 31, 2013, 2012 and 2011, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Notes Receivable

In fiscal year 2004, the Company sold a parcel of land in Morro Bay, California. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining $49,000 balance of the deferred gain is included in other long-term liabilities in the Company’s consolidated balance sheets. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest was to be paid in full on April 1, 2014. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 1, 2014 to April 1, 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. On April 1, 2014 the rate will convert to a floating rate of LIBOR plus 3.5% with no floor. The note is subordinate to bank financing and provides for repayment that is based on a percentage of net operating cash flows of the underlying avocado orchard as defined in the note, ranging from 35% through 2014 and 50% until fully repaid or any unpaid balance due and payable on the due date. The note and accrued interest is recorded in noncurrent notes receivable in the Company’s consolidated balance sheets at October 31, 2013 and 2012. Interest continues to accrue on the principal balance of the note and was $78,000, $78,000 and $84,000 in fiscal years 2013, 2012 and 2011, respectively.

In February 2013, the Company received $350,000 from the lessee of a retail facility owned by the Company for payment in full of a note receivable issued in connection with tenant improvements made to the property.

In connection with the Company’s stock grant program, the Company has notes receivable and accrued interest from certain employees of $17,000 and $58,000 at October 31, 2013 and 2012, respectively. Interest income recognized on employee notes receivable was $1,000, $2,000 and $2,000 for fiscal years 2013, 2012 and 2011, respectively.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets

Other assets consist of the following at October 31:

	2013	2012

Investments in mutual water companies	$3,430,000	$1,791,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,522,000	1,437,000
Revolving funds and memberships	358,000	359,000
Acquired trade names and trademarks	476,000	-
Goodwill	680,000	-
	$8,002,000	$5,123,000

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

Deferred Lease Assets and Other

Finite-lived intangible assets include a patent for an agricultural variety with a carrying value of $136,000 at October 31, 2013, net of accumulated amortization of $86,000. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2013, 2012 and 2011. The Company will amortize $13,000 each year for fiscal years 2014 through 2018 related to its patent.

With the acquisition of Associated in September 2013, the Company acquired $680,000 of goodwill and $486,000 of trade names and trademarks. The Company will amortize $60,000 each year for fiscal years 2014 through 2018 related to trade names and trademarks.

The remaining amounts in finite-lived intangibles and other assets at October 31, 2013 consist primarily of $1,034,000 of deferred rent assets, $142,000 of deferred borrowing costs and $103,000 of prepaid lease amounts on pollination equipment. See Notes 13 and 20.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

12. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2013	2012

Accrued compensation	$1,979,000	$1,609,000
Accrued property taxes	469,000	439,000
Accrued income taxes	1,732,000	-
Accrued interest	208,000	336,000
Deferred income	298,000	260,000
Accrued lease expense	546,000	551,000
Other	1,048,000	822,000
	$6,280,000	$4,017,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt

Long-term debt is comprised of the following:

	October 31,
	2013	2012

Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at October 31, 2013 and 2012. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.18% at October 31, 2013, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.

	$54,380 ,000	$61,261 ,000

Farm Credit West term loan secured by property with a net book value of $11,615,000 at October 31, 2013 and $11,626,000 at October 31, 2012. The interest rate is variable and was 2.75% at October 31, 2013. The loan is payable in quarterly installments through November 2022.	5,262,000	5,743,000

Farm Credit West term loan secured by property with a net book value of $11,626,000 at October 31, 2012. The loan was paid in full in February 2013.	-	861,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,890,000 at October 31, 2013 and $3,864,000 at October 31, 2012. The interest rate is variable and was 2.75% at October 31, 2013. Interest is payable monthly and the principal is due in full in May 2018.	492,000	13,000,000

Farm Credit West term loan secured by property with a net book value of $20,605,000 at October 31, 2013 and $19,856,000 at October 31, 2012. The interest rate is fixed at 3.65% until November 2014, becoming variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	1,975,000	8,770,000

CNH Capital loans secured by property with a net book value of $11,000 at October 31, 2013. The interest rate is zero and the loans are payable in monthly installments through May and July 2015.	23,000	-

Subtotal	62,132,000	89,635,000
Less current portion	569,000	760,000
Total long-term debt, less current portion	$61,563,000	$88,875,000

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $89,000,000 at October 31, 2013, (ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year-end.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt (continued)

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred borrowing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred borrowing costs is $142,000, net of amortization of $141,000, and is included in other assets on the Company’s consolidated balance sheet at October 31, 2013.

Principal payments on the Company’s long-term debt are due as follows:

2014	$569,000
2015	608,000
2016	602,000
2017	620,000
2018	55,509,000
Thereafter	4,224,000
$62,132,000

14. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Liability
	2013	2012	2013	2012
Pay fixed-rate, receive floating-rate interest rate swap, matured June 2013	$-	$42,000,000	$-	$1,072,000
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$2,240,000	$2,768,000

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

These interest rate swaps previously qualified as cash flow hedges and were accounted for as hedges under the short-cut method. On the amendment date of the swap agreements, the fair value liability and the related accumulated other comprehensive loss balance was $2,015,000. The accumulated other comprehensive loss balance was amortized and included in interest income from derivative instruments over the remaining period of the original swap agreements. Amortization for fiscal years 2013, 2012 and 2011 was $361,000, $541,000 and $561,000, respectively. The accumulated other comprehensive loss balance was fully amortized at October 31, 2013.

As a result of the re-negotiated terms of the derivatives above, the remaining interest rate swap with a notional amount of $42,000,000 no longer qualified for hedge accounting as of April 30, 2010. Therefore, mark to market adjustments to the underlying fair value liability were recorded in interest income from derivative instruments and the liability balance was recorded in fair value of derivative instruments and other long-term liabilities in the Company’s consolidated balance sheets. The mark to market adjustments recognized by the Company during the years ended October 31, 2013, 2011 and 2011 resulted in non-cash interest income of $1,072,000, $1,280,000 and $1,098,000, respectively. This swap matured in June 2013.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income (loss) at October 31, 2013.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $534,000, $528,000 and $522,000 of rental income from employees in fiscal years 2013, 2012 and 2011, respectively. There were no rental payments due from employees at October 31, 2013 and 2012.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,135,000, $989,000 and $700,000 in fiscal years 2013, 2012 and 2011, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, the Company purchased a $1,320,000 investment in a mutual water company with the acquisition of Lemons 400 in October 2013, which is included in other assets in the Company’s consolidated balance sheet at October 31, 2013. Water payments due to the mutual water companies were, in aggregate, $78,000 and $20,000 at October 31, 2013 and 2012, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,266,000, $1,410,000 and $1,316,000 from the association in fiscal years 2013, 2012 and 2011, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $26,000 and $72,000 at October 31, 2013 and 2012, respectively.

The Company recorded dividend income of $432,000, $366,000 and $366,000 in fiscal years 2013, 2012 and 2011, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company had $11,683,000, $9,456,000 and $7,539,000 in avocado sales to Calavo in fiscal years 2013, 2012 and 2011, respectively. Additionally, the Company had $242,000, $189,000 and $557,000 in lemon sales to Calavo in fiscal years 2013, 2012 and 2011, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The Company leases office space to Calavo and received rental income of $271,000, $265,000, and $252,000 in fiscal years 2013, 2012 and 2011, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were receivable by the Company from Calavo at October 31, 2013 or 2012. The Company purchased $2,418,000, $1,316,000 and $71,000 of packed avocados and lemons to sell from Calavo in fiscal years 2013, 2012 and 2011, respectively. No amounts were due to Calavo at October 31, 2013 and 2012, respectively.

Certain members of the Company’s Board of Directors market lemons through Limoneira Company pursuant to its customary marketing agreements. During fiscal years 2013, 2012 and 2011 the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $1,101,000, $1,815,000 and $1,335,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $240,000, $705,000 and $125,000 at October 31, 2013, 2012 and 2011, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of October 31, 2013, no acres have been planted on the leased property; therefore no lease expense has been incurred. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc.

As of the September 6, 2013 acquisition of Associated, the Company has had representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest advances to CRG of $1,320,000 from the acquisition date to October 31, 2013. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $112,000 from the acquisition date to October 31, 2013. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $194,000 due to Associated from CRG at October 31, 2013, which is included in accounts receivable in the Company’s October 31, 2013 consolidated balance sheet.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District. The Company purchased water in the amount of $59,000 during fiscal year 2013 and this amount is included in agribusiness expenses in the consolidated statements of operations. There were no amounts that were due to the district at October 31, 2013.

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current:
Federal	$(3,589,000)	$(535,000)	$653,000
State	(856,000)	(327,000)	139,000
Total current (provision) benefit	(4,445,000)	(862,000)	792,000

Deferred:
Federal	1,084,000	(968,000)	(1,171,000)
State	126,000	(148,000)	(328,000)
Total deferred provision	1,210,000	(1,116,000)	(1,499,000)
Total provision	$(3,235,000)	$(1,978,000)	$(707,000)

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. In connection with the acquisition of Associated on September 6, 2013, the Company assumed noncurrent deferred tax liabilities of $7,247,000. The components of deferred income tax assets (liabilities) at October 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred income tax assets (liabilities):
Labor accruals	$211,000	$188,000
Property taxes	(176,000)	(175,000)
State income taxes	240,000	110,000
Prepaid insurance and other	233,000	272,000
Net current deferred income tax assets	508,000	395,000

Noncurrent deferred income tax (liabilities) assets:
Depreciation	(5,878,000)	(3,297,000)
Amortization	366,000	604,000
Impairments of real estate development assets	3,019,000	3,379,000
Derivative instruments	892,000	871,000
Minimum pension liability adjustment	1,707,000	1,590,000
Unrealized net gain on Calavo investment	(3,918,000)	(3,602,000)
Book and tax basis difference of acquired assets	(14,180,000)	(9,865,000)
Other	(548,000)	(168,000)
Net noncurrent deferred income tax liabilities	(18,540,000)	(10,488,000)
Net deferred income tax liabilities	$(18,032,000)	$(10,093,000)

The net current deferred income tax assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at October 31, 2013 and 2012.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

At October 31, 2013, the Company had federal and state operating loss carry-forwards of approximately $190,000 and $970,000, respectively. The federal and state tax loss carry-forwards will begin to expire in 2033 and 2017, respectively, unless previously utilized.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2013, 2012 and 2011:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(2,768,000)	(34.0)%	$(1,744,000)	(34.0)%	$(775,000)	(34.0)%
State income tax, net of federal benefit	(509,000)	(6.2)%	(314,000)	(6.1)%	(137,000)	(6.0)%
Dividend exclusion	103,000	1.3%	87,000	1.7%	87,000	3.8%
Production deduction	175,000	2.1%	161,000	3.1%	42,000	1.8%
Officer’s compensation	-	-	-	-	-	-
Change in unrecognized tax benefits	-	-	-	-	-	-
Other permanent items	(236,000)	(2.9)%	(168,000)	(3.3)%	76,000	3.3%
Total income tax provision	$(3,235,000)	(39.7)%	$(1,978,000)	(38.6)%	$(707,000)	(31.1)%

In connection with the acquisition of Associated on September 6, 2013 as described in Note 3, the Company recognized goodwill in the amount of $680,000, which is non-deductible for income tax purposes because of the tax-deferred nature of the transaction under IRS section 368.

At October 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S., California and Arizona. The Company is no longer subject to significant U.S. and state income tax examinations for years prior to the statutory periods of three years for federal and four years for state tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2013.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $1,252,000 and $1,275,000 for fiscal years 2013 and 2012, respectively. Plan assets are invested in a group trust consisting primarily of stocks (domestic and international), bonds, real estate trust funds, short-term investment funds and cash.

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

The components of net periodic benefit cost for the Plan for fiscal years 2013 and 2012 were as follows:

	2013	2012

Service cost	$166,000	$146,000
Interest cost	721,000	804,000
Expected return on plan assets	(959,000)	(990,000)
Recognized actuarial loss	1,030,000	818,000
Net periodic benefit cost	$958,000	$778,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$20,690,000	$18,459,000
Service cost	166,000	146,000
Interest cost	721,000	804,000
Benefits paid	(1,058,000)	(983,000)
Actuarial (gain) loss	(1,239,000)	2,264,000
Benefit obligation at end of year	$19,280,000	$20,690,000

Change in plan assets:
Fair value of plan assets at beginning of year	$14,560,000	$12,985,000
Actual return on plan assets	1,621,000	1,283,000
Employer contributions	1,252,000	1,275,000
Benefits paid	(1,058,000)	(983,000)
Fair value of plan assets at end of year	$16,375,000	$14,560,000

Reconciliation of funded status:
Fair value of plan assets	$16,375,000	$14,560,000
Benefit obligations	19,280,000	20,690,000
Net plan obligations	$(2,905,000)	$(6,130,000)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(2,905,000)	(6,130,000)
Net obligation recognized in statements of financial position	$(2,905,000)	$(6,130,000)

Reconciliation of amounts recognized in statements of financial position:
Accumulated other comprehensive loss	$(7,191,000)	$(10,123,00)
Accumulated contributions in excess of net periodic benefit cost	4,286,000	3,993,000
Net deficit recognized in statements of financial position	$(2,905,000)	$(6,130,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Presented below are changes in accumulated other comprehensive loss, before tax, in the Plan as of October 31:

	2013	2012
Changes recognized in other comprehensive loss:
Net loss (gain) arising during the year	$(1,901,000)	$1,971,000
Amortization or settlement recognition of net loss	(1,030,000)	(818,000)
Total recognized in other comprehensive loss	$(2,931,000)	$1,153,000

Total recognized in net periodic benefit and other comprehensive loss	$(1,973,000)	$1,931,000

Presented below is the October 31 year-ended estimated amount that will be amortized from accumulated other comprehensive loss over the next fiscal year:

2013
Initial net asset (obligation)	$–
Prior service credit (cost)	–
Net loss	(781,000)
Total	$(781,000)

The following assumptions as of October 31 were used in determining benefit obligations and net periodic benefit cost:

	2013	2012
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.40%	3.60%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.60%	4.50%
Expected return on plan assets	7.00%	7.50%

Additional year-end information:
Projected benefit obligation	$19,280,000	$20,690,000
Accumulated benefit obligation	$19,280,000	$20,690,000
Fair value of plan assets	$16,375,000	$14,560,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The Company expects to contribute $500,000 to the Plan in fiscal year 2014. Additionally, benefit payments are expected to be paid during the following fiscal years:

2014	$1,031,000
2015	1,068,000
2016	1,102,000
2017	1,150,000
2018	1,179,000
2019-2023	6,037,000
$11,567,000

The following table sets forth the Plan’s assets as of October 31, 2013, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$483,000	$–	$–	$483,000
Mutual funds	2,381,000	–	–	2,381,000
Common stocks	6,249,000	–	–	6,249,000
U.S. government & agency issues	–	2,891,000	–	2,891,000
Corporate bonds	–	4,300,000	–	4,300,000
Estimated accrued income	–	71,000	–	71,000
	$9,113,000	7,262,000	$–	$16,375,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2013, 2012, and 2011, the Company contributed to the plan and recognized expenses of $615,000, $517,000, and $488,000, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2013	2012

Minimum pension liability	$2,905,000	$6,130,000
Fair value of derivative instrument	1,523,000	2,768,000
Other	55,000	55,000
	$4,483,000	$8,953,000

19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,861,000 at October 31, 2013. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $9,352,000 and $4,635,000, respectively, at October 31, 2013. The Company’s rental operations revenue includes contingent rental revenue of $119,000, $165,000 and $206,000 for fiscal years 2013, 2012 and 2011, respectively.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2013, are as follows:

2014	$2,019,000
2015	1,747,000
2016	1,685,000
2017	1,211,000
2018	1,078,000
Thereafter	1,483,000
$9,223,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, pollinating equipment, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2013, 2012 and 2011 was $2,316,000, $1,972,000 and $1,480,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

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

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in other assets in the Company’s consolidated balance sheets is $1,112,000 and $872,000 at October 31, 2013 and 2012, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

Additionally, we have agreements with an electric utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which are scheduled to expire in fiscal year 2014, were $992,000, $1,006,000 and $911,000 in fiscal years 2013, 2012 and 2011, respectively.

In January 2012, the Company entered into six operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. In accordance with the terms of the lease agreements, the Company did not share in the citrus crop revenue in its fiscal year ending October 31, 2012. The Company incurred $724,000 and $456,000 of net lease expense in fiscal years 2013 and 2012, respectively.

Minimum future lease payments are as follows:

2014	$1,740,000
2015	1,698,000
2016	1,720,000
2017	1,732,000
2018	1,699,000
Thereafter	4,279,000
$12,868,000

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2013, these outstanding letters of credit totaled $193,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statement s (continued)

Other Commitments

In December 2013 the Company entered into a construction contract that includes design and construction services for the expansion of the Company’s lemon packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9,300,000, which may be revised based on design modifications and finalization of construction costs.  The project is expected to commence in March 2014 and be substantially complete in the spring of 2015.

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

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2013, 26,708 shares of common stock were granted to management under the Stock Plan for fiscal year 2013 performance, resulting in total compensation expense of approximately $727,000, with $253,000 recognized in the year ended December 31, 2013 and the balance to be recognized over the next two years as the shares vest.  During December 2012, 34,721 shares of common stock were granted to management under the Stock Plan for fiscal year 2012 performance, resulting in total compensation expense of approximately $657,000, with $216,000 recognized in the year ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Year Ended October 31,
Year	Granted	2013	2012	2011

2008	11,962	$-	$-	$80,000
2010	62,287	91,000	546,000	535,000
2012	34,721	209,000	216,000	-
2013	26,708	253,000	-	-
		$553,000	$762,000	$615,000

During January 2013, members of management exchanged 9,642 and 214 shares of common stock with fair market values of $21.40 and $18.92 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2013, 9,040 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $200,000, $185,000 and $180,000 of stock-based compensation to non-employee directors during fiscal years 2013, 2012 and 2011, respectively.

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

During February 2013, the Company sold 2,070,000 shares of common stock at a price of $18.50 per share in a public offering. See Note 24.

In connection with the acquisition of Associated described in Note 3, the Company issued 705,221 shares of unregistered common stock with a per share value of $22.63, which comprised $15,959,000 of the $18,580,000 purchase price.

Donation of Common Stock

During each June of 2013, 2012 and 2011 the Company donated $100,000 of unregistered common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation. The number of shares of common stock issued was 4,859, 6,165 and 4,427 in 2013, 2012 and 2011, respectively, which was based on the market value of Limoneira common stock on the date of the donation. The Company recognized expense of $100,000 each year, which is included in selling, general and administrative expense. The donations are to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

22. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2013 and October 31, 2012, the Company has been allocated $863,000 and $981,000, respectively; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of $59,000, $113,000 and $96,000 in fiscal years 2013, 2012 and 2011, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2013, 2012 and 2011 was $318,000, $377,000 and $490,000, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Segment Information

The Company operates in three reportable operating segments; agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and lemon packing operations. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income (expense), interest expense and income tax expense, or specifically identify them to its operating segments.

Segment information for year ended October 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$79,990,000	$4,250,000	$644,000	$–	$84,884,000
Costs and expenses	61,850,000	2,213,000	1,266,000	11,659,000	76,988,000
Depreciation and amortization	1,757,000	388,000	67,000	191,000	2,403,000
Impairment charges	-	-	95,000	-	95,000
Operating income (loss)	$16,383,000	$1,649,000	$(784,000)	$(11,850,000)	$5,398,000

Segment information for year ended October 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$61,553,000	$4,023,000	$252,000	$–	$65,828,000
Costs and expenses	45,811,000	2,045,000	981,000	10,304,000	59,141,000
Depreciation and amortization	1,489,000	373,000	56,000	213,000	2,131,000
Impairment charges	–	–	–	–	–
Operating income (loss)	$14,253,000	$1,605,000	$(785,000)	$(10,517,000)	$4,556,000

Segment information for year ended October 31, 2011:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$46,085,000	$3,948,000	$2,462,000	$–	$52,495,000
Costs and expenses	33,645,000	1,865,000	3,483,000	9,089,000	48,082,000
Depreciation and amortization	1,535,000	365,000	68,000	239,000	2,207,000
Impairment charges	–	–	1,196,000	–	1,196,000
Operating income (loss)	$10,905,000	$1,718,000	$(2,285,000)	$(9,328,000)	$1,010,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Segment Information (Continued)

The following table sets forth revenues by category, by segment for fiscal years 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011

Lemons	$58,137,000	$44,162,000	$31,243,000
Avocados	11,683,000	9,546,000	7,539,000
Navel and Valencia oranges	5,528,000	4,066,000	3,789,000
Specialty citrus and other crops	4,642,000	3,779,000	3,514,000
Agribusiness revenues	79,990,000	61,553,000	46,085,000

Rental operations	2,385,000	2,293,000	2,235,000
Leased land	1,746,000	1,565,000	1,507,000
Organic recycling	119,000	165,000	206,000
Rental operations revenues	4,250,000	4,023,000	3,948,000

Real estate sales	-	-	2,275,000
Real estate operations	644,000	252,000	187,000
Real estate revenues	644,000	252,000	2,462,000
Total revenues	$84,884,000	$65,828,000	$52,495,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

24. Public Offering of Common Stock

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

 25. Subsequent Events

The Company has evaluated events subsequent to October 31, 2013, to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 60.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2013 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On September 6, 2013, we completed our acquisition of Associated, which included its existing information systems and internal controls over financial reporting. We are currently in the process of evaluating and integrating Associated’s historical internal controls over financial reporting with those of the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in 2014. In conducting our evaluation of the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 for 2013, we have elected to exclude Associated from our evaluation for 2013. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of an acquisition.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2013 and 2012
Consolidated Statements of Operations for the years ended October 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended October 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2014.

LIMONEIRA COMPANY
By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2014 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Alan M. Teague	Chairman of the Board of Directors
Alan M. Teague

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ John W. Blanchard	Director
John W. Blanchard

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Allan Pinkerton	Director
Allan Pinkerton

/s/ Keith W. Renken	Director
Keith W. Renken

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.5	Amended Certificate of Designation, Preferences and Rights or $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.6	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.7	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

3.8	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.9	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

3.10	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.10 to the Company’s Annual Report on From 10-K, filed January 14, 2013)

3.10.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on From 8-K, filed September 25, 2013)

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010)

Exhibit No.	Description

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010)

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.4	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.7	Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.8	Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.9	Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.10	Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011)

10.11	Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010)

10.12	Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.13	Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.14	Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.15	Promissory Note and Supplement to Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

Exhibit No.	Description

10.16	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2012)

10.17	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011)

10.18	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010.)

10.19	Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.20	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010)

10.21	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012)

10.27	Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. rushing Trust, Jennifer R. rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed June 10, 2013)

10.28	Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013)

10.29	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013)

Exhibit No.	Description

10.30	Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013)

10.31	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current report on form 8-K, filed October 15, 2013)

10.32	Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current report on Form 8-K, filed December 4, 2013)

10.33	General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current report on Form 8-K, filed December 4, 2013)

10.34	Purchase and sale Agreement and escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current report on Form 8-K, filed December 4, 2013)

10.35	Purchase and sale Agreement and escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.3 to the Current report on Form 8-K, filed December 4, 2013)

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements