Form 10-Q
period 2014-01-31
Limoneira CO
filed 2014-03-10
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

As of February 28, 2014, there were 14,050,390 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freezes and droughts that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from crop disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$58,000	$82,000
Accounts receivable, net	11,738,000	6,419,000
Note receivable – related party	17,000	-
Cultural costs	1,632,000	4,124,000
Prepaid expenses and other current assets	3,549,000	2,972,000
Income taxes receivable	840,000	-
Total current assets	17,834,000	13,597,000

Property, plant and equipment, net	89,809,000	86,210,000
Real estate development	84,328,000	83,419,000
Equity in investments	1,708,000	1,800,000
Investment in Calavo Growers, Inc.	15,190,000	14,845,000
Note receivable – related party	-	17,000
Notes receivable	2,043,000	2,024,000
Other assets	8,223,000	8,002,000
Total assets	$219,135,000	$209,914,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,997,000	$4,784,000
Growers payable	6,089,000	2,325,000
Accrued liabilities	2,816,000	6,280,000
Fair value of derivative instrument	766,000	717,000
Current portion of long-term debt	573,000	569,000
Total current liabilities	15,241,000	14,675,000
Long-term liabilities:
Long-term debt, less current portion	71,264,000	61,563,000
Deferred income taxes	18,841,000	18,540,000
Other long-term liabilities	4,185,000	4,483,000
Total long-term liabilities	94,290,000	84,586,000
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at January 31, 2014 and October 31, 2013) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at January 31, 2014 and October 31, 2013)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized:
14,050,390 and 14,016,011 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively)	141,000	140,000
Additional paid-in capital	88,463,000	88,160,000
Retained earnings	17,287,000	19,098,000
Accumulated other comprehensive income	713,000	255,000
Total stockholders’ equity	109,604,000	110,653,000
Total liabilities and stockholders’ equity	$219,135,000	$209,914,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2014	2013
Revenues:
Agribusiness	$24,704,000	$16,298,000
Rental operations	1,134,000	1,036,000
Real estate development	44,000	48,000
Total revenues	25,882,000	17,382,000
Costs and expenses:
Agribusiness	23,462,000	18,587,000
Rental operations	728,000	619,000
Real estate development	344,000	243,000
Selling, general and administrative	3,541,000	3,265,000
Total costs and expenses	28,075,000	22,714,000
Operating loss	(2,193,000)	(5,332,000)
Other income (expense):
Interest expense	-	(124,000)
Interest income related to derivative instruments	-	221,000
Interest income	20,000	24,000
Other income, net	153,000	417,000
Total other income	173,000	538,000

Loss before income tax benefit and equity in earnings of investments	(2,020,000)	(4,794,000)
Income tax benefit	717,000	1,655,000
Equity in earnings of investments	84,000	17,000
Net loss	(1,219,000)	(3,122,000)
Preferred dividends	(66,000)	(66,000)
Net loss applicable to common stock	$(1,285,000)	$(3,188,000)

Basic net loss per common share	$(0.09)	$(0.28)

Diluted net loss per common share	$(0.09)	$(0.28)

Dividends per common share	$0.04	$0.04

Weighted-average common shares outstanding-basic	14,030,000	11,220,000
Weighted-average common shares outstanding-diluted	14,030,000	11,220,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2014	2013

Net loss	$(1,219,000)	$(3,122,000)
Other comprehensive income, net of tax:
Minimum pension liability adjustment	118,000	155,000
Unrealized holding gains of security available-for-sale	208,000	520,000
Unrealized gains from derivative instruments	132,000	226,000
Total other comprehensive income, net of tax	458,000	901,000
Comprehensive loss	$(761,000)	$(2,221,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2014	2013
Operating activities
Net loss	$(1,219,000)	$(3,122,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817,000	542,000
Loss on disposal of assets	183,000	-
Stock compensation expense	472,000	426,000
Equity in earnings of investments	(84,000)	(17,000)
Non-cash interest income on derivative instrument	-	(221,000)
Accrued interest on note receivable	(19,000)	(19,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,488,000)	(3,516,000)
Cultural costs	2,492,000	809,000
Prepaid expenses and other current assets	(577,000)	(476,000)
Income taxes receivable	(840,000)	(1,655,000)
Other assets	107,000	(63,000)
Accounts payable and growers payable	3,038,000	3,567,000
Accrued liabilities	(3,521,000)	(1,330,000)
Other long-term liabilities	166,000	212,000
Net cash used in operating activities	(4,473,000)	(4,863,000)

Investing activities
Capital expenditures	(4,764,000)	(1,918,000)
Cash distributions from equity investments	184,000	-
Equity investment contributions	(8,000)	(80,000)
Investments in mutual water companies and water rights	(8,000)	(8,000)
Net cash used in investing activities	(4,596,000)	(2,006,000)

Financing activities
Borrowings of long-term debt	17,027,000	11,580,000
Repayments of long-term debt	(7,322,000)	(4,212,000)
Dividends paid – common	(526,000)	(420,000)
Dividends paid – preferred	(66,000)	(66,000)
Payments of debt financing costs	(68,000)	-
Net cash provided by financing activities	9,045,000	6,882,000
Net (decrease) increase in cash	(24,000)	13,000
Cash at beginning of period	82,000	11,000
Cash at end of period	$58,000	$24,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$571,000	$891,000
Cash paid during the period for income taxes	$1,855,000	$-
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(345,000)	$(864,000)
Capital expenditures accrued but not paid at period-end	$726,000	$185,000
Accrued interest on note receivable	$19,000	$19,000
Accrued contribution obligation of investment in water company	$270,000	$270,000

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2014 and 2013 and balance sheet as of January 31, 2014 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2014 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2014 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2013 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2013.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC, and Associated Citrus Packers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2011-05, Comprehensive Income (Topic 220).

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” to defer the effective date for those aspects of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” The objective of this update is to have companies provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company’s adoption of this update in the first quarter of fiscal year 2014 had no effect on the reported results of operations.

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2014, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$15,190,000	$–	$–	$15,190,000
Liabilities at fair value:
Derivative	$–	$2,020,000	$–	$2,020,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 3.2% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2014 was $30.38 per share.

The derivative consists of an interest rate swap (see Note 11), the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2014 and October 31, 2013 the allowances totaled $179,000 and $85,000, respectively.

5. Concentrations

The Company’s primary concentration of credit risk at January 31, 2014 consists of $1,907,000 due from a third-party packing house for oranges and specialty citrus and other crops. Sales to a domestic exporter for lemons represented 11% of total revenues in the three months ended January 31, 2014. The Company sells all of its avocado production to Calavo.

Lemons procured from third-party growers were 46% of lemon supply in the three months ended January 31, 2014, of which two third-party growers were 17% and 13% of lemon supply, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2014	October 31, 2013
East Areas 1 and 2	$52,181,000	$51,538,000
Templeton Santa Barbara, LLC	11,357,000	11,276,000
Windfall Investors, LLC	20,790,000	20,605,000
	$84,328,000	$83,419,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended January 31, 2014 and 2013, the Company capitalized $643,000 and $811,000, respectively, of costs related to these real estate projects, respectively. Additionally, in relation to these projects, the Company incurred net expenses of $5,000 and $2,000 in the three months ended January 31, 2014 and 2013, respectively.

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of January 31, 2014, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of January 31, 2014, $150,000 has been accrued for the cost of the study.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2014 were $3,301,000, $3,370,000 and $4,686,000, respectively, and at October 31, 2013 were $3,220,000, $3,370,000 and $4,686,000, respectively.

During the three months ended January 31, 2014 and 2013, the Company capitalized $81,000 and $275,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $27,000 and $18,000 in the three months ended January 31, 2014 and 2013, respectively.

On November 29, 2013, the Company entered into Purchase and Sale agreements to sell Pacific Crest and Sevilla to the same buyer for a combined purchase price of approximately $8,300,000. Upon execution of the agreements, the buyer deposited $500,000 into escrow. The buyer had the option to terminate the purchase of the parcels prior to the close of 90-day escrow period. The sales were terminated by the buyer during February 2014 and the deposit was returned to the buyer.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended January 31, 2014 and 2013, the Company capitalized $185,000 and $244,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $268,000 and $175,000 during the three months ended January 31, 2014 and 2013, respectively.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo pursuant to the 2005 Stock Purchase Agreement for a total of $4,788,000, recognizing a gain of $3,138,000. The Company continues to own 500,000 shares of Calavo common stock.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $345,000 ($208,000 net of tax) and $864,000 ($520,000 net of tax) during the three months ended January 31, 2014 and 2013, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Notes Receivable

The Company has recorded a note receivable and accrued interest from an employee totaling $17,000 at January 31, 2014 and October 31, 2013, payable December 2014.

9. Other Assets

Other assets consist of the following:

	January 31, 2014	October 31, 2013
Investments in mutual water companies	$3,708,000	$3,430,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,482,000	1,522,000
Revolving funds and memberships	346,000	358,000
Acquired trade names and trademarks	471,000	476,000
Goodwill	680,000	680,000
	$8,223,000	$8,002,000

10. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2014	October 31, 2013
Rabobank revolving credit facility secured by property with a net book value of $12,260,000 at January 31, 2014 and October 31, 2013. The interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.17% at January 31, 2014, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$64,337,000	$54,380,000

Farm Credit West term loan secured by property with a net book value of $11,613,000 at January 31, 2014 and $11,615,000 at October 31, 2013. The interest rate is variable and was 2.75% at January 31, 2014. The loan is payable in quarterly installments through November 2022.	5,137,000	5,262,000

Farm Credit West non-revolving line of credit secured by property with a net book value of $3,896,000 at January 31, 2014 and $3,890,000 at October 31, 2013. The interest rate is variable and was 2.75% at January 31, 2014. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan secured by property with a net book value of $20,790,000 at January 31, 2014 and $20,605,000 at October 31, 2013. The interest rate is fixed at 3.65% until November 2014 and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	1,851,000	1,975,000

CNH Capital loans secured by property with a net book value of $11,000 at January 31, 2014 and October 31, 2013. The interest rate is zero and the loans are payable in monthly installments through May and July 2015.	20,000	23,000

Subtotal	71,837,000	62,132,000
Less current portion	573,000	569,000
Total long-term debt, less current portion	$71,264,000	$61,563,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt (continued)

In November 2011, the Company entered into a Second Amendment to Amended and Restated Line of Credit Agreement dated as of December 15, 2008, between the Company and Rabobank in order to (i) increase the revolving line of credit from $80,000,000 to the lesser of $100,000,000 or 60% of the appraised value of any real estate pledged as collateral, which was $89,343,000 at January 31, 2014, ii) amend the interest rate such that the line of credit bears interest equal to LIBOR plus 1.80% effective July 1, 2013 and (iii) extend the maturity date from June 30, 2013 to June 30, 2018. The Company is subject to an annual financial covenant and certain other restrictions measured at its fiscal year end. The Company paid debt financing costs of $68,000 in November 2013 related to this line of credit.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $597,000 and $777,000 was capitalized during the three months ended January 31, 2014 and 2013, respectively, and is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	January 31, 2014	October 31, 2013	January 31, 2014	October 31, 2013
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	40,000,000	$2,020,000	2,240,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income at January 31, 2014 and October 31, 2013.

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock-based compensation. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of stock-based compensation calculated using the treasury stock method. There was no dilution due to stock-based compensation for the three months ended January 31, 2014 and 2013. The Series B convertible preferred shares are anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $147,000 and $120,000 of rental income from employees in the three months ended January 31, 2014 and 2013, respectively. There were no rental payments due from employees at January 31, 2014 and October 31, 2013.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $587,000 and $560,000 in the three months ended January 31, 2014 and 2013, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $271,000 and $78,000 at January 31, 2014 and October 31, 2013, respectively.

The Company has a presence on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $249,000 and $256,000 from the association in the three months ended January 31, 2014 and 2013, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $3,000 and $26,000 at January 31, 2014 and October 31, 2013, respectively.

The Company recorded dividend income of $350,000 and $432,000 in the three months ended January 31, 2014 and 2013, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $8,000 and $7,000 of avocados sales to Calavo for the three months ended January 31, 2014 and 2013, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at January 31, 2014 and October 31, 2013. Additionally, the Company leases office space to Calavo and received rental income of $69,000 and $68,000 in the three months ended January 31, 2014 and 2013, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2014 and 2013, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $6,000 and $22,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were zero and $240,000 at January 31, 2014 and October 31, 2013, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of January 31, 2014, no acres have been planted on the leased property; therefore no lease expense has been incurred. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc.

As of the September 6, 2013 acquisition of Associated Citrus packers, Inc. (“Associated”), the Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest advances to CRG of $2,809,000 during the three months ended January 31, 2014. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $295,000 during the three months ended January 31, 2014. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $16,000 and $194,000 due to Associated from CRG at January 31, 2014 and October 31, 2013, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District. The Company purchased water in the amount of $10,000 during three months ended January 31, 2014 and this amount is included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to the district at January 31, 2014 and October 31, 2013.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Income Taxes

The Company’s estimated effective tax rate for the first quarter of fiscal year 2014 is approximately 37.0%, inclusive of certain discrete items.

There has been no material change to the Company’s uncertain tax position for the three months ended January 31, 2014. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2014.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $27,000 during the three months ended January 31, 2014 and 2013, respectively.

The components of net periodic benefit cost for the Plan for the three months ended January 31 were as follows:

	2014	2013
Service cost	$34,000	$41,000
Interest cost	205,000	180,000
Expected return on plan assets	(268,000)	(240,000)
Recognized actuarial loss	195,000	258,000
Net periodic benefit cost	$166,000	$239,000

16. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2014	October 31, 2013
Minimum pension liability	$2,876,000	$2,905,000
Fair value of derivative instrument	1,254,000	1,523,000
Other	55,000	55,000
	$4,185,000	$4,483,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Stock-based Compensation

As of January 31, 2014, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at January 31, 2014 and October 31, 2013.

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2013, 27,091 shares of common stock were granted to management under the Stock Plan for fiscal year 2013 performance, resulting in total compensation expense of approximately $727,000, with $253,000 recognized in the year ended October 31, 2013 and the balance to be recognized over the next two years as the shares vest.  During December 2012, 34,721 shares of common stock were granted to management under the Stock Plan for fiscal year 2012 performance, resulting in total compensation expense of approximately $657,000, with $216,000 recognized in the year ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended January 31,
Performance Year	Shares Granted	2014	2013
2010	62,287	$-	$91,000
2012	34,721	50,000	60,000
2013	27,091	59,000	75,000
2014	-	60,000	-
		$169,000	$226,000

During December 2013, members of management exchanged 6,299 shares of common stock with fair market values of $26.82 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2014, 13,587 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $303,000 and $200,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2014 and 2013, respectively.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the three months ended January 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$24,704,000	$1,134,000	$44,000	$–	$25,882,000
Costs and expenses	22,811,000	626,000	326,000	3,495,000	27,258,000
Depreciation and amortization	651,000	102,000	18,000	46,000	817,000
Operating (loss) income	$1,242,000	$406,000	$(300,000)	$(3,541,000)	$(2,193,000)

Segment information for the three months ended January 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$16,298,000	$1,036,000	$48,000	$–	$17,382,000
Costs and expenses	18,194,000	530,000	230,000	3,218,000	22,172,000
Depreciation and amortization	393,000	89,000	13,000	47,000	542,000
Operating (loss) income	$(2,289,000)	$417,000	$(195,000)	$(3,265,000)	$(5,332,000)

The following table sets forth revenues by category, by segment for the three months ended:

	January 31, 2014	January 31, 2013

Lemons	$20,930,000	$13,968,000
Avocados	8,000	7,000
Navel and Valencia oranges	1,886,000	1,440,000
Specialty citrus and other crops	1,880,000	883,000
Agribusiness revenues	24,704,000	16,298,000

Rental operations	615,000	584,000
Leased land	490,000	431,000
Organic recycling and other	29,000	21,000
Rental operations revenues	1,134,000	1,036,000

Real estate development revenues	44,000	48,000
Total revenues	$25,882,000	$17,382,000

19. Subsequent Events

The Company has evaluated events subsequent to January 31, 2014 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,600 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production and marketing, real estate development and capital investment activities.

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

For more than 100 years, we have been making strategic investments in California agriculture and development real estate. We currently have five active real estate development projects in California. Our real estate developments range from apartments to luxury single-family homes and in California includes approximately 200 completed units and another approximately 1,700 units in various stages of planning and development.

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment includes our farming and lemon packing and sales operations. Our rental operations segment includes our residential and commercial rental operations, leased land operations and organic recycling. Our real estate development segment includes our real estate development projects and development. From a general view, we see our Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agribusiness will then be able to expand more rapidly into new regions and markets.

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 94%, 93% and 88% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2014, lemon sales were comprised of approximately 65% in domestic and Canadian sales, 34% in sales to domestic exporters and 1% in international sales. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Rental Operations

Our rental operations segment represented approximately 5%, 6% and 7% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 1%, 1% and 5% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate.

Water Resources and California Drought

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County, which is in the San Joaquin Valley. Following our acquisition of Associated we began using ground water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack are significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, recently announced that no water is expected to be provided to San Joaquin Valley farmers this year and only 50% of the contracted amount will be provided to urban areas from this water system.

The impact of the drought on water consumers varies with the sources of available water. Depending on the location of our agricultural operations, we obtain our water from aquifers, water delivered by water federal, state and local irrigation districts and rainfall. Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through the land we own.

Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin.

We use a combination of ground water provided by wells and water from various local water districts in Tulare County, California which is in the agriculturally productive San Joaquin Valley.

Our Associated Citrus Packers farming operations in Yuma Arizona sources water from the Colorado River through the Yuma Mesa Irrigation and Drainage District, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

Our Windfall Farms property located in San Luis Obispo County obtains water from wells deriving water from the Paso Robles Basin.

For the first quarter of fiscal year 2014, irrigation costs for our agricultural operations were $0.1 million greater than the first quarter of fiscal year 2013 resulting from pumping more water from wells and basins due to less rainfall. We expect this trend to continue as we pump more water than our historical averages as demand for limited water supplies increases the cost for such supplies and federal, state and local water delivery infrastructure costs increase to access these limited water supplies.

We believe we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations segments of our business and currently do not anticipate the California drought will have a material impact our operating results. However, if the current drought conditions persist or worsen or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and or cost of water.

Recent Developments

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be completed and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We have capitalized approximately $1.2 million of costs related to this project in the first quarter of fiscal year 2014.

On July 1, 2013, we entered into a Lease Agreement with Cadiz, Inc. (“Cadiz”) to develop lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to lease and plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre. We have capitalized approximately $0.2 million of orchard development costs related to this project in the first quarter of fiscal year 2014.

On September 6, 2013, we acquired Associated Citrus Packers, Inc. (“Associated”), a privately owned Arizona corporation, for approximately $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. Transaction costs and other expenses incurred in connection with the acquisition were approximately $270,000, which were included fiscal year 2013 selling, general and administrative expense. Revenues of approximately $6.6 million and operating income of approximately $2.0 million are included in our consolidated statement of operations for the first quarter of fiscal year 2014.

On October 11, 2013, we completed the acquisition of approximately 760 acres of land in the town of Porterville in Tulare County, California (“Lemons 400”), for approximately $8.8 million cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies. Revenues of approximately $0.4 million and operating loss of approximately $0.8 million are included in our consolidated statement of operations for the first quarter of fiscal year 2014. We expect Lemons 400 to become profitable as lemon harvest and sales peak during the second quarter.

On November 29, 2013, the Company entered into Purchase and Sale agreements to sell Pacific Crest and Sevilla to the same buyer for a combined purchase price of approximately $8.3 million. Upon execution of the agreements, the buyer deposited $500,000 into escrow. The buyer had the option to terminate the purchase of the parcels prior to the close of 90-day escrow period. The sales were terminated by the buyer during February 2014 and the deposit was returned to the buyer.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. During the first quarter of fiscal year 2014, we capitalized approximately $2.6 million of costs in connection with construction services and equipment.

During December 2013, Associated entered into an agreement with the Yuma Mesa Irrigation and Drainage District (“YMIDD”) to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 286 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. We recorded a loss on disposal orchards of approximately $0.2 million in the first quarter of fiscal year 2014 related to this program.

For the year ended October 31, 2013, we declared dividends to our common shareholders totaling $0.15 per share in the aggregate amount of $1,944,000. On December 17, 2013, we declared a $0.0375 per share dividend which was paid on January 15, 2014 in the aggregate amount of $526,000 to common shareholders of record on December 30, 2013.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

Revenues:	2014	2013
Agribusiness	$24,704,000	$16,298,000
Rental operations	1,134,000	1,036,000
Real estate development	44,000	48,000
Total revenues	25,882,000	17,382,000
Costs and expenses:
Agribusiness	23,462,000	18,587,000
Rental operations	728,000	619,000
Real estate development	344,000	243,000
Selling, general and administrative	3,541,000	3,265,000
Total costs and expenses	28,075,000	22,714,000
Operating (loss) income:
Agribusiness	1,242,000	(2,289,000)
Rental	406,000	417,000
Real estate development	(300,000)	(195,000)
Selling, general and administrative	(3,541,000)	(3,265,000)
Operating loss	(2,193,000)	(5,332,000)
Other income (expense):
Interest expense	-	(124,000)
Interest income related to derivative instruments	-	221,000
Interest income and other	173,000	441,000
Total other income	173,000	538,000
Income tax benefit	717,000	1,655,000
Equity in earnings of investments	84,000	17,000
Net loss	$(1,219,000)	$(3,122,000)

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

	Three months ended January 31,
	2014	2013
Net loss	$(1,219,000)	$(3,122,000)
Total interest income, net	(20,000)	(121,000)
Income tax benefit	(717,000)	(1,655,000)
Depreciation and amortization	817,000	542,000
EBITDA	$(1,139,000)	$(4,356,000)

First Quarter of Fiscal Year 2014 Compared to the First Quarter of Fiscal Year 2013

Revenues

Total revenue for the first quarter of fiscal year 2014 was $25.9 million compared to $17.4 million for the first quarter of fiscal year 2013. The 49% increase of $8.5 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2014	2013	Change
Lemons	$20,930,000	$13,968,000	$6,962,000	50%
Avocados	8,000	7,000	1,000	14%
Navel and Valencia oranges	1,886,000	1,440,000	446,000	31%
Specialty citrus and other crops	1,880,000	883,000	997,000	113%
Agribusiness revenues	$24,704,000	$16,298,000	$8,406,000	52%

•	Lemons: The increase in the first quarter of fiscal year 2014 was primarily the result of higher prices for fresh lemons sold partially offset by decreased volume. In the first three months of fiscal years 2014 and 2013, fresh lemon sales were $17.9 million and $12.7 million, respectively, on 797,000 and 837,000 cartons of lemons sold at average per carton prices of $22.46 and $15.17, respectively. The increase in average per carton prices in the first quarter of fiscal year 2014 was primarily due to more favorable market conditions from reduced lemon supply. Additionally, lemon by-product, shipping and handling and other lemon sales were $3.0 million in the first three months of fiscal year 2014 compared to $1.2 million in the same period in fiscal year 2013.

•	Avocados: No significant sales of avocados were recorded in the first quarters of fiscal years 2014 and 2013.

•	Navel and Valencia oranges: The increase in the first quarter of fiscal year 2014 was attributable to higher prices partially offset by higher prices lower sales volume compared to the same period in fiscal year 2013. In the first quarter of fiscal year 2014, 129,000 field boxes of oranges were sold at average per field box prices of $14.62 compared to 172,000 field boxes sold at average per field box prices of $8.37 in the first quarter of fiscal year 2013. The increase in prices in the first quarter of fiscal year 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The increase in the first quarter of fiscal year 2014 was attributable to higher sales volumes and higher prices compared to the same period in fiscal year 2013. In the first quarter of fiscal year 2014, 92,000 field boxes of specialty citrus were sold at average per field box prices of $20.43 compared to 63,000 field boxes sold at average per field box prices of $14.00. The increase in prices in the first quarter of fiscal 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Our total costs and expenses for the first quarter of fiscal year 2014 were $28.1 million compared to $22.7 million for the first quarter of fiscal year 2013, for a 24% increase of $5.4 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers, and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2014	2013	Change
Packing costs	$4,601,000	$4,687,000	$(86,000)	(2)%
Harvest costs	4,067,000	837,000	3,230,000	386%
Growing costs	6,603,000	3,672,000	2,931,000	80%
Third-party grower costs	7,540,000	8,998,000	(1,458,000)	(16)%
Depreciation and amortization	651,000	393,000	258,000	66%
Agribusiness costs and expenses	$23,462,000	$18,587,000	$4,875,000	26%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease in the first quarter of fiscal year 2014 is primarily attributable to a lower volume of fresh lemons packed and sold compared to the same period in fiscal year 2013. During the first quarter of fiscal year 2014, we packed and sold 797,000 cartons at average per carton costs of $5.77 compared to 837,000 cartons packed and sold at average per carton costs of $5.60 during the same period in fiscal year 2013. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in the first quarter of fiscal year 2014 is primarily attributable to $2.6 million of harvest costs at Associated and $0.3 million of harvest costs at Lemons 400. Because the acquisitions occurred in the fourth quarter of fiscal year 2013, there were no such costs in the first quarter of fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first quarter of fiscal year 2014 is primarily due to $1.6 million of growing costs incurred at Associated and $0.9 million of growing costs incurred at Lemons 400. There were no such costs incurred in the first quarter of fiscal year 2013. Additionally, in the first quarter of fiscal year 2014, irrigation costs increased $0.1 million at our remaining ranches resulting from drought conditions compared to the first quarter of fiscal year 2013.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first quarter of fiscal year 2014 is primarily attributable to a lower percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 797,000 and 837,000 cartons sold during the first quarter of fiscal years 2014 and 2013, respectively, 366,000 (46%) and 788,000 (94%) were procured from third-party growers at average per carton prices of $19.39 and $11.42, respectively. The lower percentage of fruit procured from third-party growers in the first quarter of fiscal year 2014 is primarily the result of our acquisition of Associated. Additionally, we incurred $442,000 of costs for purchased, packed fruit to sell in the first quarter of fiscal year 2014 compared to $35,000 during the same period in fiscal year 2013.

•	Depreciation expense for the first quarter of fiscal year 2014 was $0.3 million higher than the first quarter of fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Other Income/Expense

Other income (expense) for the first quarter of fiscal year 2014 was $0.2 million of income compared to $0.5 million of income for the first quarter of fiscal year 2013. The $0.3 million decrease in income is primarily the result of:

•	$0.1 million decrease in interest expense in the first quarter of fiscal year 2014 as a result of lower debt levels due to repayments of long term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred after February 2013 was capitalized on real estate development projects and significant construction in progress;

•	$0.2 million decrease in income from fair value adjustments in the first quarter of fiscal year 2014. The interest rate swap which was the source of the first quarter fiscal year 2013 income matured in June 2013;

•	$0.2 million loss on disposal of orchards in the first quarter of fiscal year 2014 in relation to the Pilot Fallowing Program agreement with Yuma Mesa Irrigation and Drainage District.

Income Taxes

We recorded an estimated income tax benefit of $0.7 million in the first quarter of fiscal year 2014 on pre-tax losses of $2.0 million compared to an estimated income tax benefit of $1.7 million on pre-tax losses of $4.8 million in the first quarter of fiscal year 2013.

Our estimated effective tax rate for the first quarter of fiscal year 2014 was 37.0% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the first quarter of fiscal year 2013 was 34.7% inclusive of certain discrete items.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three months ended January 31, 2014 and 2013:

	Quarters Ended January 31,
	2014		2013
Revenues:
Agribusiness	$24,704,000	95%	$16,298,000	93%
Rental operations	1,134,000	4%	1,036,000	6%
Real estate development	44,000	1%	48,000	1%
Total revenues	25,882,000	100%	17,382,000	100%
Costs and expenses:
Agribusiness	23,462,000	83%	18,587,000	82%
Rental operations	728,000	3%	619,000	3%
Real estate development	344,000	1%	243,000	1%
Corporate and other	3,541,000	13%	3,265,000	14%
Total costs and expenses	28,075,000	100%	22,714,000	100%
Operating (loss) income:
Agribusiness	1,242,000		(2,289,000)
Rental operations	406,000		417,000
Real estate development	(300,000)		(195,000)
Corporate and other	(3,541,000)		(3,265,000)
Total operating loss	(2,193,000)		$(5,332,000)

First Quarter of Fiscal Year 2014 Compared to the First Quarter of Fiscal Year 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the first quarter of fiscal year 2014 our agribusiness segment revenue was $24.7 million compared to $16.3 million for the first quarter of fiscal year 2013. The 52% increase of $8.4 million primarily reflected higher lemon, orange and specialty citrus revenues for the fiscal 2014 first quarter compared to the fiscal 2013 first quarter. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the first quarter of fiscal year 2014 was $7.0 million higher than the first quarter of fiscal year 2013.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2014 was $0.4 million higher than the first quarter of fiscal year 2013.

•	Specialty citrus revenue for the first quarter of fiscal year 2014 was $1.0 million higher than the first quarter of fiscal year 2013.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers, and depreciation expense. For the first quarter of fiscal year 2014, our costs and expenses were $23.5 million compared to $18.6 million for the first quarter of fiscal year 2013. The 26% increase of $4.9 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2014 were $0.1 million lower than the first quarter of fiscal year 2013.

•	Harvest costs for the first quarter of fiscal year 2014 were $3.2 million higher than the first quarter of fiscal year 2013.

•	Growing costs for the first quarter of fiscal year 2014 were $2.9 million higher than the first quarter of fiscal year 2013.

•	Third-party grower costs for the first quarter of fiscal year 2014 were $1.4 million lower than the first quarter of fiscal year 2013.

•	Depreciation expense for the first quarter of fiscal year 2014 was $0.3 million higher than the first quarter of fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Rental Operations

For the first quarter of fiscal year 2014 our rental operations had revenues of $1.1 million compared to $1.0 million in the first quarter of fiscal year 2013. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.6 million in the first quarter of fiscal year 2014 compared to $0.5 million in the first quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2014 and 2013.

Costs and expenses in our real estate development segment were $0.3 million in the first quarter of fiscal year 2014 compared to $0.2 million in the first quarter of fiscal year 2013.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the first quarter of fiscal year 2014 were $0.2 million higher than the first quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter at approximately $50,000.

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

Results of Operations for the Trailing Twelve Months ended January 31, 2014 and January 31, 2013

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended January 31,
Revenues:	2014	2013
Agribusiness	$88,396,000	$68,649,000
Rental	4,348,000	4,068,000
Real estate development	640,000	256,000
Total revenues	93,384,000	72,973,000
Costs and expenses:
Agribusiness	68,482,000	54,497,000
Rental	2,710,000	2,469,000
Real estate development	1,434,000	1,032,000
Impairments of real estate development assets	95,000	-
Selling, general and administrative	12,126,000	11,011,000
Total costs and expenses	84,847,000	69,009,000
Operating income	8,537,000	3,964,000
Other income (expense):
Interest expense	-	(457,000)
Interest income related to derivative instruments	490,000	801,000
Gain on sale of stock in Calavo Growers, Inc.	3,138,000	-
Interest income and other	199,000	239,000
Total other income	3,827,000	583,000
Net income before taxes and equity in (losses) earnings in investments	12,364,000	4,547,000
Income tax provision	(4,138,000)	(1,903,000)
Equity in (losses) earnings of investments	(1,382,000)	193,000
Net income	$6,844,000	$2,837,000

Twelve Months Ended January 31, 2014 Compared to the Twelve Months Ended January 31, 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $20.4 million in the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•	Total costs and expenses increased $15.8 million in the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and revenues and the acquisitions of Associated and Lemons 400. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain consulting expenses associated with our strategic initiatives.

•	Total other income increased $3.2 million in the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to the April 2013 gain on sale of stock in Calavo Growers, Inc.

•	Income tax provision increased $2.2 million in the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to the increase in pre-tax earnings of $7.9 million.

•	Equity in losses of investments increased $1.6 million in the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to a $1.8 million loss recognized on the April 2013 sale of our HM East Ridge, LLC property.

Liquidity and Capital Resources

Overview

Our Company’s liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events, and demand for our products. Typically, our second and third quarters tend to generate greater operating income than our first and fourth quarters due to the volume of fruit harvested. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the first quarters of fiscal years 2014 and 2013, net cash used in operating activities was $4.5 million and $4.9 million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2014 was $1.2 million compared to $3.1 million for the first quarter of fiscal year 2013. The decrease in loss of $1.9 million in the first quarter of fiscal year 2014 was primarily attributable to a decrease in operating loss of $3.1 million offset by a $0.3 million decrease in other income and a $1.0 million decrease in income tax benefit.

•	Depreciation and amortization increased $0.3 million in the first quarter of fiscal year 2014 compared to the same period in fiscal year 2013 primarily due to the acquisition of Associated in September 2013.

•	Loss on disposal of fixed assets of $0.2 million in the first quarter of fiscal year 2014 was the result of expenses incurred from an orchard disposal related to the Pilot Fallowing Program agreement with YMIDD. There were no expenses incurred from orchard disposals in the first quarter of fiscal year 2013.

•	Non-cash stock compensation expense was $0.5 million in the first quarter of fiscal year 2014 compared to $0.4 million in the first quarter of fiscal year 2013. The increase of $0.1 million in the first quarter of fiscal year 2014 was primarily attributable to an increase in stock-based compensation to non-employee directors.

•	Non-cash interest income on derivative instruments was $0.2 million in the first quarter of fiscal year 2013 and consisted of $0.3 million of mark to market adjustments to the underlying fair value liability, partially offset by $0.1 million of amortization of the accumulated other comprehensive loss balance. This swap matured in June 2013.

•	Accounts and notes receivable used $5.5 million in operating cash flows in the three months ended January 31, 2014 compared to using $3.5 million in operating cash flows for the same period of fiscal year 2013. This increase was primarily the result of an increase of $5.3 million in accounts receivable during the three months ended January 31, 2014 compared to an increase of $3.3 million in accounts receivable during the three months ended January 31, 2013. This increase was the result of higher agricultural revenue in the first quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

•	Cultural costs provided $1.7 million more cash in the three months ended January 31, 2014 compared to the same period of fiscal year 2013 primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the first quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

•	Income taxes receivable is $0.8 million lower in the first quarter of fiscal year 2014 primarily due to a $2.9 million decrease in pre-tax losses compared to the first quarter of fiscal year 2013.

•	Accounts payable and growers payable provided $3.0 million of cash from operating activities in the three months ended January 31, 2014 compared to $3.6 million in the same period of fiscal year 2013. The $3.0 million of cash provided in the first quarter of fiscal year 2014 was primarily the result of a $4.0 million increase in accounts payable and growers payable partially offset by $0.7 million of capital expenditures accrued but not paid at period end. The $3.6 million of cash provided in the first quarter of fiscal year 2013 was primarily the result of a $3.9 million increase in accounts payable and growers payable partially offset by $0.2 million of capital expenditures accrued but not paid at period end.

•	Accrued liabilities used $3.5 million in operating cash flows in the first quarter of fiscal year 2014 compared to $1.3 million in the same period of fiscal year 2013. The increase in the first quarter of fiscal year was primarily due to $1.9 million of income taxes that were paid during the period. There were no income taxes paid in the first quarter of fiscal year 2013.

•	Other long-term liabilities remained consistent period to period at $0.2 million and represents non-cash pension expense for the periods.

Cash Flows from Investing Activities

For the three months ended January 31, 2014, net cash used in investing activities was $4.6 million compared to $2.0 million for the same period in fiscal year 2013.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $4.8 million in the first quarter of fiscal year 2014, comprised of $4.1 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $0.7 million for real estate development projects. Capital expenditures were $1.9 million in the first quarter of fiscal year 2013, comprised of $0.8 million for property, plant and equipment and $1.1 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2014, net cash provided by financing activities was $9.0 million compared to $6.9 million for the same period in fiscal year 2013. The $2.1 million increase in net cash flows from financing activities for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 is primarily due to net borrowings of long-term debt in the amount of $9.7 million in the first quarter of fiscal year 2014 and $7.4 million of net borrowings in the first quarter of fiscal year 2013, which is largely the result of a $2.6 million decrease in cash flows from investing activities in the first quarter of fiscal year 2014. Additionally, we paid common and preferred dividends of $0.6 million in the first quarter of fiscal year 2014 compared to $0.5 million in first quarter of fiscal year 2013.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2014. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. During the first quarter of fiscal year 2014, we capitalized approximately $2.6 million of costs in connection with construction services and equipment.

Rabobank Revolving Credit Facility

As of January 31, 2014, our outstanding borrowings under the Rabobank Credit Facility were $64.3 million and we had $25.0 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.97% at January 31, 2014. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In November 2011, we entered into a Second Amendment to Amended and Restated Line of Credit Agreement in order to (i) increase the revolving line of credit from $80 million to the lesser of $100 million or 60% of the appraised value of any real estate pledged as collateral, which was $89,343,000 at January 31, 2014, (ii) amend the interest rate such that the line of credit bears interest at a rate equal to LIBOR plus 1.80%, and (iii) extend the maturity date from June 30, 2013 to June 30, 2018

Our Company has the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in Note 11 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2014, we had an aggregate of approximately $7.5 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2014, we had $5.1 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at January 31, 2014. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2014, our wholly owned subsidiary, Windfall Investors, LLC, had $1.9 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of January 31, 2014, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at January 31, 2014. This line of credit is secured by certain of our agricultural properties.

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

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At Janauary 31, 2014, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $71.8 million in debt at 4.30% until June 2018.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at January 31, 2014. Additional information, regarding the interest rate swaps can be found in Note 11 to the unaudited consolidated financial statements for the quarter ended Janauary 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.

Of the remaining $31.8 million in debt, $29.9 million bears interest at variable rates, which were 2.75% or less at January 31, 2014 and $1.9 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

Contractual Obligations

The following table presents our Company’s contractual obligations at January 31, 2014 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$41,871,000	$63,000	$153,000	$40,144,000	$1,511,000
Variable rate debt (principal)	29,966,000	510,000	1,063,000	25,951,000	2,442,000
Operating lease obligations	12,382,000	1,645,000	3,440,000	3,253,000	4,044,000
Total contractual obligations	$84,219,000	$2,218,000	$4,656,000	$69,348,000	$7,997,000

Interest payments on fixed and variable rate debt	$13,189,000	$2,536,000	$5,031,000	$4,945,000	$677,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2014. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in Note 10 to the unaudited consolidated financial statements for the three months ended and as of January 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at January 31, 2014.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., our Company issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2013, 2012 and 2011. We paid a preferred stock dividend of approximately $0.1 million in January 2014.

Defined Benefit Plan Contributions

As more fully described in Note 15 to our unaudited consolidated financial statements for the quarter ended January 31, 2014, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. In February 2014, we made funding contributions of $0.1 million and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2014.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, are scheduled to expire in the second quarter of fiscal year 2014 and were $0.2 million in each of the quarters ended January 31, 2014 and 2013 and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred approximately $0.3 million and $0.2 million of lease expense in the three months ended January 31, 2014 and 2013, respectively, related to these leases.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”), to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on the Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed $1,200 per acre.

We lease pollination equipment under a lease through 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our lemon packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended January 31, 2014 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first quarter of fiscal year 2014, we capitalized approximately $0.9 million of costs related to our real estate projects and expensed approximately $0.3 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of the economic downturn in recent years, we recorded impairment charges of $0.1 million, zero, and $1.2 million in fiscal years 2013, 2012 and 2011, respectively.  These charges were based on independent appraisals and other factors and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the SEC on January 14, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as filed with the SEC on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2014 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2013 through November 30, 2013	-	$-	-	-
December 1, 2013 through December 31, 2013	-	-	-	-
January 1, 2014 through January 31, 2014	6,299	$26.82	-	-
Total	6,299		-	-

(1)	We presently have no publicly announced repurchase program in place. Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2)	No publicly announced repurchase program in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Construction Contract and Agreement, dated as of October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current report on Form 8-K, filed December 4, 2013 (File No. 001-34775))

10.2	General Conditions of the Contract and Agreement, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.3	Purchase and Sale Agreement and escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.4	Purchase and Sale Agreement and escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.3 to the Current report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

      * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

March 10, 2014	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2014	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

