Form 10-Q
period 2014-04-30
Limoneira CO
filed 2014-06-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

As of May 31, 2014, there were 14,050,070 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2014	October 31, 2013
Assets
Current assets:
Cash	$71,000	$82,000
Accounts receivable, net	11,178,000	6,419,000
Cultural costs	1,411,000	4,124,000
Prepaid expenses and other current assets	3,742,000	2,972,000
Total current assets	16,402,000	13,597,000

Property, plant and equipment, net	92,269,000	86,210,000
Real estate development	85,748,000	83,419,000
Equity in investments	1,655,000	1,800,000
Investment in Calavo Growers, Inc.	15,545,000	14,845,000
Note receivable – related party	-	17,000
Note receivable	2,063,000	2,024,000
Other assets	8,146,000	8,002,000
Total assets	$221,828,000	$209,914,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,755,000	$4,784,000
Growers payable	6,036,000	2,325,000
Accrued liabilities	4,363,000	6,280,000
Fair value of derivative instrument	802,000	717,000
Current portion of long-term debt	577,000	569,000
Total current liabilities	17,533,000	14,675,000
Long-term liabilities:
Long-term debt, less current portion	60,446,000	61,563,000
Deferred income taxes	19,139,000	18,540,000
Other long-term liabilities	3,673,000	4,483,000
Total liabilities	100,791,000	99,261,000
Commitments and contingencies
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,300,000	-
Stockholders’ equity:
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2014 and October 31, 2013) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,050,070 and 14,016,011 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively)	141,000	140,000
Additional paid-in capital	88,625,000	88,160,000
Retained earnings	18,808,000	19,098,000
Accumulated other comprehensive income	1,163,000	255,000
Total stockholders’ equity	111,737,000	110,653,000
Total liabilities and stockholders’ equity	$221,828,000	$209,914,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Revenues:
Agribusiness	$23,604,000	$22,190,000	$48,308,000	$38,488,000
Rental operations	1,167,000	1,055,000	2,301,000	2,091,000
Real estate development	31,000	41,000	75,000	89,000
Total revenues	24,802,000	23,286,000	50,684,000	40,668,000
Costs and expenses:
Agribusiness	17,463,000	17,262,000	40,925,000	35,849,000
Rental operations	707,000	638,000	1,435,000	1,257,000
Real estate development	257,000	226,000	601,000	469,000
Selling, general and administrative	3,145,000	2,774,000	6,686,000	6,039,000
Total costs and expenses	21,572,000	20,900,000	49,647,000	43,614,000
Operating income (loss)	3,230,000	2,386,000	1,037,000	(2,946,000)
Other income (expense):
Interest expense	-	-	-	(124,000)
Interest income from derivative instrument	-	221,000	-	442,000
Gain on sale of stock in Calavo Growers, Inc.	-	3,138,000	-	3,138,000
Interest income	19,000	22,000	39,000	46,000
Other income (expense), net	62,000	(29,000)	215,000	388,000
Total other income	81,000	3,352,000	254,000	3,890,000

Income before income tax (provision) benefit and equity in (losses) earnings of investments	3,311,000	5,738,000	1,291,000	944,000
Income tax (provision) benefit	(1,145,000)	(1,427,000)	(428,000)	228,000
Equity in (losses) earnings of investments	(53,000)	(1,806,000)	31,000	(1,789,000)
Net income (loss)	2,113,000	2,505,000	894,000	(617,000)
Preferred dividends	(65,000)	(65,000)	(131,000)	(131,000)
Net income (loss) applicable to common stock	$2,048,000	$2,440,000	$763,000	$(748,000)

Basic net income (loss) per common share	$0.15	$0.19	$0.05	$(0.06)

Diluted net income (loss) per common share	$0.15	$0.19	$0.05	$(0.06)

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Weighted-average common shares outstanding-basic	14,050,000	12,789,000	14,039,000	12,114,000
Weighted-average common shares outstanding-diluted	14,050,000	12,789,000	14,039,000	12,114,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013

Net income (loss)	$2,113,000	$2,505,000	$894,000	$(617,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	117,000	155,000	235,000	310,000
Unrealized holding gains (losses) on security available-for-sale	214,000	(442,000)	422,000	78,000
Unrealized gains (losses) from derivative instruments	119,000	(255,000)	251,000	(29,000)
Total other comprehensive income (loss), net of tax	450,000	(542,000)	908,000	359,000
Comprehensive income (loss)	$2,563,000	$1,963,000	$1,802,000	$(258,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2014	2013
Operating activities
Net income (loss)	$894,000	$(617,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,662,000	1,087,000
Gain on sale of stock in Calavo Growers, Inc.	-	(3,138,000)
Loss on disposals of assets	308,000	-
Stock compensation expense	641,000	551,000
Equity in (earnings) losses of investments	(31,000)	1,789,000
Amortization of deferred financing costs	20,000	20,000
Non-cash interest income on derivative instruments	-	(442,000)
Accrued interest on notes receivable	(39,000)	(39,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,927,000)	(6,199,000)
Cultural costs	2,713,000	952,000
Prepaid expenses and other current assets	(760,000)	(605,000)
Income taxes receivable	-	71,000
Other assets	179,000	(121,000)
Accounts payable and growers payable	3,493,000	2,278,000
Accrued liabilities	(1,937,000)	(1,292,000)
Other long-term liabilities	82,000	326,000
Net cash provided by (used in) operating activities	2,298,000	(5,379,000)

Investing activities
Capital expenditures	(9,383,000)	(4,692,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	-	4,788,000
Cash distributions from equity investments	184,000	-
Equity investment contributions	(8,000)	(125,000)
Collection of note receivable	-	350,000
Investments in mutual water companies and water rights	(15,000)	(16,000)
Net cash (used in) provided by investing activities	(9,222,000)	305,000

Financing activities
Borrowings of long-term debt	27,698,000	34,540,000
Repayments of long-term debt	(28,807,000)	(64,316,000)
Dividends paid – Common	(1,053,000)	(919,000)
Dividends paid – Preferred	(131,000)	(131,000)
Net proceeds from issuance of common stock	-	35,923,000
Net proceeds from issuance of preferred stock	9,300,000	-
Payments of debt financing costs	(94,000)	-
Net cash provided by financing activities	6,913,000	5,097,000

Net (decrease) increase in cash	(11,000)	23,000
Cash at beginning of period	82,000	11,000
Cash at end of period	$71,000	$34,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,174,000	$1,705,000
Cash paid during the period for income taxes, net of (refunds) received	$1,855,000	$(300,000)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(700,000)	$(130,000)
Capital expenditures accrued but not paid at period-end	$939,000	$256,000
Accrued interest on note receivable	$39,000	$39,000
Accrued contribution obligation of investment in water company	$270,000	$270,000

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

The unaudited interim consolidated financial statements for the three months and six months ended April 30, 2014 and 2013 and balance sheet as of April 30, 2014 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2014 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2014 are not necessarily indicative of the operating results expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.

-Step 2: Identify the performance obligations in the contract.

-Step 3: Determine the transaction price.

-Step 4: Allocate the transaction price to the performance obligations in the contract.

-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2014, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$15,545,000	$–	$–	$15,545,000
Liabilities at fair value:
Derivative	$–	$1,823,000	$–	$1,823,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 3.2% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2014 was $31.09 per share.

The derivative consists of an interest rate swap (see Note 12), the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2014 and October 31, 2013 the allowances totaled $163,000 and $85,000, respectively.

5. Concentrations

The Company’s primary concentration of credit risk at April 30, 2014 consists of $1,239,000 due from a third-party packing house for oranges and specialty citrus and other crops. The Company sells all of its avocado production to Calavo.

Lemons procured from third-party growers were 29% of lemon supply in the three months ended April 30, 2014. Lemons procured from third-party growers were 39% of lemon supply in the six months ended April 30, 2014, of which one third-party grower was 16% of lemon supply.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2014	October 31, 2013
East Areas 1 and 2	$53,044,000	$51,538,000
Templeton Santa Barbara, LLC	11,449,000	11,276,000
Windfall Investors, LLC	21,255,000	20,605,000
	$85,748,000	$83,419,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2014 and 2013, the Company capitalized $863,000 and $1,003,000, respectively, of costs related to these projects. During the six months ended April 30, 2014 and 2013, the Company capitalized $1,506,000 and $1,814,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred expenses of $4,000 and $2,000 in the three months ended April 30, 2014 and 2013, respectively, and $9,000 and $4,000 in the six months ended April 30, 2014 and 2013, respectively.

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of April 30, 2014, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of April 30, 2014, $150,000 has been accrued for the cost of the study.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2014 were $3,393,000, $3,370,000 and $4,686,000, respectively, and at October 31, 2013 were $3,220,000, $3,370,000 and $4,686,000, respectively.

During the three months ended April 30, 2014 and 2013, the Company capitalized $92,000 and $231,000, respectively, of costs related to these real estate parcels. During the six months ended April 30, 2014 and 2013, the Company capitalized $173,000 and $506,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $35,000 and $8,000 in the three months ended April 30, 2014 and 2013, respectively, and $62,000 and $26,000 in the six months ended April 30, 2014 and 2013, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended April 30, 2014 and 2013, the Company capitalized $465,000 and $167,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2014 and 2013, the Company capitalized $650,000 and $411,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $186,000 and $175,000, in the three months ended April 30, 2014 and 2013, respectively, and $453,000 and $350,000 in the six months ended April 30, 2014 and 2013, respectively.

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains (losses) of $355,000 ($214,000 net of tax) and ($734,000) (($442,000) net of tax), during the three months ended April 30, 2014 and 2013, respectively. The Company recorded unrealized holding gains of $700,000 ($422,000 net of tax) and $130,000 ($78,000 net of tax), during the six months ended April 30, 2014 and 2013, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Notes Receivable

The Company has recorded a note receivable and accrued interest from an employee totaling $10,000 at April 30, 2014 and $17,000 at October 31, 2013, payable December 2014. On March 13, 2014 the employee exchanged 320 shares of the Company’s common stock in the amount of $7,000 to reduce this receivable. The note receivable balance is included in prepaid expenses and other current assets at April 30, 2014.

9. Other Assets

Other assets consist of the following:

	April 30, 2014	October 31, 2013
Investments in mutual water companies	$3,715,000	$3,430,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,424,000	1,522,000
Revolving funds and memberships	335,000	358,000
Acquired trade names and trademarks, net	456,000	476,000
Goodwill	680,000	680,000
	$8,146,000	$8,002,000

10. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2014	October 31, 2013

Accrued compensation	$1,611,000	$1,979,000
Accrued property taxes	20,000	469,000
Accrued income taxes	304,000	1,732,000
Accrued interest	219,000	208,000
Deferred income	457,000	298,000
Accrued lease expense	808,000	546,000
Other	944,000	1,048,000
	$4,363,000	$6,280,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2014	October 31, 2013
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.15% at April 30, 2014, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$53,778,000	$54,380,000
Farm Credit West term loan: the interest rate is variable and was 2.75% at April 30, 2014. The loan is payable in quarterly installments through November 2022.	5,011,000	5,262,000
Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at April 30, 2014. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000
Farm Credit West term loan secured: the interest rate is fixed at 3.65% until November 2014 and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	1,727,000	1,975,000
CNH Capital loans: the interest rate is zero and the loans are payable in monthly installments through May and July 2015.	15,000	23,000
Subtotal	61,023,000	62,132,000
Less current portion	577,000	569,000
Total long-term debt, less current portion	$60,446,000	$61,563,000

On March 31, 2014, the Company entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of the Company’s agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $93,800,000 at April 30, 2014. The Company paid debt financing costs of $94,000 related to this amendment.

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $601,000 and $517,000 during the three months ended April 30, 2014 and 2013, respectively, and $1,198,000 and $1,294,000 during the six months ended April 30, 2014 and 2013, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2014	October 31, 2013	April 30, 2014	October 31, 2013
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	40,000,000	$1,823,000	2,240,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income at April 30, 2014 and October 31, 2013.

13. Basic and Diluted Net Loss per Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares are anti-dilutive.

14. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $126,000 and $145,000 of rental revenue from employees in the three months ended April 30, 2014 and 2013, respectively. The Company recorded $273,000 and $265,000 of rental revenue from employees in the six months ended April 30, 2014 and 2013, respectively. There were no rental payments due from employees at April 30, 2014 and October 31, 2013.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $158,000 and $130,000 in the three months ended April 30, 2014 and 2013, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $745,000 and $690,000 in the six months ended April 30, 2014 and 2013, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $313,000 and $78,000 at April 30, 2014 and October 31, 2013, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $302,000 and $107,000 from the association in the three months ended April 30, 2014 and 2013, respectively. The Company purchased services and supplies of $551,000 and $363,000 from the association in the six months ended April 30, 2014 and 2013, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $135,000 and $26,000 at April 30, 2014 and October 31, 2013, respectively.

The Company recorded dividend income of $355,000 and $432,000 in the six months ended April 30, 2014 and 2013, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $1,165,000 and $2,700,000 of avocado sales to Calavo for the three months ended April 30, 2014 and 2013, respectively. The Company had $1,173,000 and $2,707,000 of avocado sales to Calavo for the six months ended April 30, 2014 and 2013, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $1,074,000 receivable by the Company from Calavo at April 30, 2014 and zero receivable at October 31, 2013. Additionally, the Company leases office space to Calavo and received rental income of $69,000 and $68,000 in the three months ended April 30, 2014 and 2013, respectively. The Company received rental income from Calavo of $138,000 and $136,000 in the six months ended April 30, 2014 and 2013, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Related-Party Transactions (continued)

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2014 and 2013, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $390,000 and $203,000, respectively. During the six months ended April 30, 2014 and 2013, the aggregate amount was $396,000 and $225,000, respectively. Such amounts are included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $247,000 and $240,000 at April 30, 2014 and October 31, 2013, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of April 30, 2014, $4,000 of lease expense has been incurred. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $44,000 and $1,000 to the Company during the six months ended April 30, 2014 and 2013, respectively.

As of the September 6, 2013 acquisition of Associated Citrus packers, Inc. (“Associated”), the Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company recorded harvest and third-party grower expense to CRG of $2,696,000 and $5,505,000 during the three and six months ended April 30, 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of zero and $295,000 during the three and six months ended April 30, 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $25,000 and $194,000 due to Associated from CRG at April 30, 2014 and October 31, 2013, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District. The Company purchased water in the amount of $52,000 and $62,000 during three and six months ended April 31, 2014, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to the district at April 30, 2014 and October 31, 2013.

15. Income Taxes

The Company’s effective tax rate for the first six months of fiscal year 2014 is approximately 32.4%, inclusive of certain discrete items.

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2014. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2014.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Retirement Plans

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $250,000 and $125,000 during the three month periods ended April 30, 2014 and 2013, respectively, and $250,000 and $152,000 during the six month periods ended April 30, 2014 and 2013, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2014	2013
Service cost	$34,000	$41,000
Interest cost	205,000	180,000
Expected return on plan assets	(268,000)	(240,000)
Recognized actuarial loss	195,000	258,000
Net periodic benefit cost	$166,000	$239,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2014	2013

Service cost	$68,000	$82,000
Interest cost	410,000	360,000
Expected return on plan assets	(536,000)	(480,000)
Recognized actuarial loss	390,000	516,000
Net periodic pension cost	$332,000	$478,000

17. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2014	October 31, 2013
Minimum pension liability	$2,597,000	$2,905,000
Fair value of derivative instrument	1,021,000	1,523,000
Other	55,000	55,000
	$3,673,000	$4,483,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Issuance of Series B-2 Convertible Preferred Stock

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, the Company issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series B-2 Preferred Stock has the following rights, preferences, privileges, and restrictions:

Conversion - Each share of the Series B-2 Preferred Stock is convertible into common stock at a conversion price equal to the greater of (a) the then-market price of the Company’s common stock based upon the closing price of the Company’s common stock on the NASDAQ Stock Market, LLC or on such other principal market on which the Company’s common stock may then be trading and (b) $15.00 per share of common stock. Shares of the Series B-2 Preferred Stock may be converted into common stock at (i) any time prior to the redemption thereof, or (ii) in the event the Option Agreement (as defined below) is terminated without all of the shares of Series B-2 Preferred Stock having been redeemed, within 30 calendar days following such termination.

Dividends - The holder of shares of the Series B-2 Preferred Stock is entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014.

Liquidation Rights - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of the Series B-2 Preferred Stock is entitled to be paid out of the assets available for distribution, before any payment is made to the holders of the Company’s common stock or any other series or class of the Company’s shares ranking junior to the Series B-2 Preferred Stock, an amount equal to the liquidation value of $1,000 per share, plus an amount equal to all accrued and unpaid dividends.

Voting Rights - Each share of Series B-2 Preferred Stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders.

Redemption - The Company may redeem shares of Series B-2 Preferred Stock only (i) from WPI or its designee and (ii) upon, and to the extent of, an election to exercise the option pursuant to the Option Agreement, described below, at a redemption price equal to the liquidation value of $1,000 per share plus accrued and unpaid dividends.

Because the Series B-2 Preferred Stock may be redeemed by WPI at its discretion with the exercise of the Option Agreement, the redemption is outside of the control the Company and accordingly, the Series B-2 Preferred Stock has been classified as temporary equity.

In connection with the sale of the Series B-2 Preferred Stock, Associated, and another affiliate (“WPI-ACP”) of WAM entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled. The net proceeds of any monetization event would be shared equally by the parties. The agreements entered into include a Water Development Agreement and an Option Agreement. Pursuant to the Water Development Agreement, Associated granted WPI-ACP exclusive rights to develop water assets attributable to the real estate owned by Associated for the mutual benefit of Associated and WAM. Pursuant to the Option Agreement, Associated granted WPI-ACP an option to purchase an undivided interest of up to one-half of the real estate owned by Associated in Yuma County, Arizona (the “Property”) and the water rights associated therewith until January 1, 2026. The purchase price for the Property subject to the Option Agreement will be paid via the redemption by the Company of a proportionate percentage of the Series B-2 Preferred Stock. Unless and until a definitive agreement or definitive agreements with respect to Associated’s real estate and water rights is entered into that would cause the cessation of farming operations, Associated expects to continue farming the Property and recognize all results of operations and retain all proceeds from such operations.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Stock-based Compensation

As of April 30, 2014, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2014 and October 31, 2013.

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

		Three Months Ended April 30,		Six Months Ended April 30,
Performance Year	Shares Granted	2014	2013	2014	2013
2010	62,287	$-	$-	$-	$91,000
2012	34,721	50,000	50,000	100,000	110,000
2013	27,091	59,000	75,000	118,000	150,000
2014		60,000	-	120,000	-
		$169,000	$125,000	$338,000	$351,000

During December 2013, members of management exchanged 6,299 shares of common stock with fair market values of $26.82 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2014, 13,587 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company incurred no stock-based compensation to non-employee directors during each of the three month periods ended April 30, 2014 and 2013. The Company recognized $303,000 and $200,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2014 and 2013, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information

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

Segment information for the three months ended April 30, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$23,604,000	$1,167,000	$31,000	$–	$24,802,000
Costs and expenses	16,781,000	606,000	239,000	3,101,000	20,727,000
Depreciation and amortization	682,000	101,000	18,000	44,000	845,000
Operating income (loss)	$6,141,000	$460,000	$(226,000)	$(3,145,000)	$3,230,000

Segment information for the three months ended April 30, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$22,190,000	$1,055,000	$41,000	$–	$23,286,000
Costs and expenses	16,876,000	547,000	208,000	2,724,000	20,355,000
Depreciation and amortization	386,000	91,000	18,000	50,000	545,000
Operating income (loss)	$4,928,000	$417,000	$(185,000)	$(2,774,000)	$2,386,000

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2014	April 30, 2013

Lemons	$18,134,000	$15,513,000
Avocados	1,165,000	2,700,000
Navel and Valencia oranges	3,434,000	2,258,000
Specialty citrus and other crops	871,000	1,719,000
Agribusiness revenues	23,604,000	22,190,000

Rental operations	600,000	601,000
Leased land	483,000	428,000
Organic recycling and other	84,000	26,000
Rental operations revenues	1,167,000	1,055,000

Real estate development revenues	31,000	41,000
Total revenues	$24,802,000	$23,286,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

Segment information for the six months ended April 30, 2014

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$48,308,000	$2,301,000	$75,000	$–	$50,684,000
Costs and expenses	39,592,000	1,232,000	565,000	6,596,000	47,985,000
Depreciation and amortization	1,333,000	203,000	36,000	90,000	1,662,000
Operating income (loss)	$7,383,000	$866,000	$(526,000)	$(6,686,000)	$1,037,000

Segment information for the six months ended April 30, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$38,488,000	$2,091,000	$89,000	$–	$40,668,000
Costs and expenses	35,070,000	1,077,000	438,000	5,942,000	42,527,000
Depreciation and amortization	779,000	180,000	31,000	97,000	1,087,000
Operating income (loss)	$2,639,000	$834,000	$(380,000)	$(6,039,000)	$(2,946,000)

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2014	April 30, 2013

Lemons	$39,064,000	$29,481,000
Avocados	1,173,000	2,707,000
Navel and Valencia oranges	5,320,000	3,698,000
Specialty citrus and other crops	2,751,000	2,602,000
Agribusiness revenues	48,308,000	38,488,000

Rental operations	1,215,000	1,185,000
Leased land	973,000	859,000
Organic recycling and other	113,000	47,000
Rental operations revenues	2,301,000	2,091,000

Real estate development revenues	75,000	89,000
Total revenues	$50,684,000	$40,668,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Subsequent Events

The Company has evaluated events subsequent to April 30, 2014 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,600 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate development and capital investment activities.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate development. We currently have five active real estate development projects in California. Our real estate developments range from apartments to luxury single-family homes and in California includes approximately 200 completed units and another approximately 1,700 units in various stages of planning and development.

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

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 94%, 93% and 88% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended April 30, 2014, lemon sales were comprised of approximately 78% to U.S. and Canada-based customers, 19% to domestic exporters and 3% to international customers. During the six months ended April 30, 2014, lemon sales were comprised of approximately 71% to U.S. and Canada-based customers, 27% to domestic exporters and 2% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season. We believe we have a competitive advantage by maintaining our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed. As a result, cost per carton is a function of fruit throughput. While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from other growers. Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that are sold to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from other growers if we determine their lemons are of high quality.

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

For the first six months of fiscal year 2014, irrigation costs for our agricultural operations were $0.3 million greater than the first six months of fiscal year 2013 resulting from pumping more water from wells and basins due to less rainfall. We expect this trend to continue as we pump more water than our historical averages as demand for limited water supplies increases the cost for such supplies and federal, state and local water delivery infrastructure costs increase to access these limited water supplies.

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

Recent Developments

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be substantially complete and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We have capitalized approximately $1.8 million of costs related to this project in the first six months of fiscal year 2014.

On September 6, 2013, we acquired Associated Citrus Packers, Inc. (“Associated”), a privately owned Arizona corporation, for approximately $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. Transaction costs and other expenses incurred in connection with the acquisition were approximately $270,000, which were included fiscal year 2013 selling, general and administrative expense. Revenues of approximately $6.8 million and operating income of approximately $2.4 million are included in our consolidated statement of operations for the first six months of fiscal year 2014.

On October 11, 2013, we completed the acquisition of approximately 760 acres of land in the town of Porterville in Tulare County, California (“Lemons 400”), for approximately $8.8 million cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies. Revenues of approximately $2.4 million and operating income of approximately $0.2 million are included in our consolidated statement of operations for the first six months of fiscal year 2014.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency and capacity of our packing facilities. During the first six months of fiscal year 2014, we capitalized approximately $2.8 million of costs in connection with construction services and equipment. The project is expected to be operational in 2015.

During December 2013, Associated entered into an agreement with the Yuma Mesa Irrigation and Drainage District (“YMIDD”) to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 286 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. We recorded revenues of approximately $0.1 million and a loss on disposal of orchards of approximately $0.2 million in the first six months of fiscal year 2014 related to this program.

On March 31, 2014, we entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of our agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at April 30, 2014. We paid debt financing costs of $0.1 million related to this amendment.

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of Securities Act of 1933, as amended.

In connection with the sale of the Series B-2 Preferred Stock, Associated, and another affiliate (“WPI-ACP”) of WAM entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled. The net proceeds of any monetization event would be shared equally by the parties. The agreements entered into include a Water Development Agreement and an Option Agreement. Pursuant to the Water Development Agreement, Associated granted WPI-ACP exclusive rights to develop water assets attributable to the real estate owned by Associated for the mutual benefit of Associated and WAM. Pursuant to the Option Agreement, Associated granted WPI-ACP an option to purchase an undivided interest of up to one-half of the real estate owned by Associated in Yuma County, Arizona (the “Property”) and the water rights associated therewith until January 1, 2026. The purchase price for the Property subject to the Option Agreement will be paid via the redemption by our Company of a proportionate percentage of the Series B-2 Preferred Stock. Unless and until a definitive agreement or definitive agreements with respect to Associated’s real estate and water rights is entered into that would cause the cessation of farming operations, Associated expects to continue farming the Property and recognize all results of operations and retain all proceeds from such operations.

On March 24, 2014, we declared a $0.0375 per share dividend which was paid on April 15, 2014 in the aggregate amount of $527,000 to common shareholders of record on April 7, 2014.

In May 2014, we submitted the Master Tentative Tract Map for our East Area I real estate development project to the City of Santa Paula. The Master Tentative Tract Map is expected to be approved during 2014.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Revenues:
Agribusiness	$23,604,000	$22,190,000	$48,308,000	$38,488,000
Rental operations	1,167,000	1,055,000	2,301,000	2,091,000
Real estate development	31,000	41,000	75,000	89,000
Total revenues	24,802,000	23,286,000	50,684,000	40,668,000
Costs and expenses:
Agribusiness	17,463,000	17,262,000	40,925,000	35,849,000
Rental operations	707,000	638,000	1,435,000	1,257,000
Real estate development	257,000	226,000	601,000	469,000
Selling, general and administrative	3,145,000	2,774,000	6,686,000	6,039,000
Total costs and expenses	21,572,000	20,900,000	49,647,000	43,614,000
Operating income (loss):
Agribusiness	6,141,000	4,928,000	7,383,000	2,639,000
Rental operations	460,000	417,000	866,000	834,000
Real estate development	(226,000)	(185,000)	(526,000)	(380,000)
Selling, general and administrative	(3,145,000)	(2,774,000)	(6,686,000)	(6,039,000)
Operating income (loss)	3,230,000	2,386,000	1,037,000	(2,946,000)
Other income (expense):
Interest expense	-	-	-	(124,000)
Interest income from derivative instrument	-	221,000	-	442,000
Gain on sale of stock in Calavo Growers, Inc.	-	3,138,000	-	3,138,000
Interest income and other	81,000	(7,000)	254,000	434,000
Total other income	81,000	3,352,000	254,000	3,890,000
Income tax (provision) benefit	(1,145,000)	(1,427,000)	(428,000)	228,000
Equity in earnings (losses) of investments	(53,000)	(1,806,000)	31,000	(1,789,000)
Net income (loss)	$2,113,000	$2,505,000	$894,000	$(617,000)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our Company’s results of operations between periods. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net loss which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Net income (loss)	$2,113,000	$2,505,000	$894,000	$(617,000)
Total interest income, net	(19,000)	(243,000)	(39,000)	(364,000)
Income taxes	1,145,000	1,427,000	428,000	(228,000)
Depreciation and amortization	845,000	545,000	1,662,000	1,087,000
EBITDA	$4,084,000	$4,234,000	$2,945,000	$(122,000)

Second Quarter of Fiscal Year 2014 Compared to the Second Quarter of Fiscal Year 2013

Revenues

Total revenue for the second quarter of fiscal year 2014 was $24.8 million compared to $23.3 million for the second quarter of fiscal year 2013. The 7% increase of $1.5 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2014	2013	Change

Lemons	$18,134,000	$15,513,000	$2,621,000	17%
Avocados	1,165,000	2,700,000	(1,535,000)	(57%)
Navel and Valencia oranges	3,434,000	2,258,000	1,176,000	52%
Specialty citrus and other crops	871,000	1,719,000	(848,000)	(49%)
Agribusiness revenues	$23,604,000	$22,190,000	$1,414,000	6%

•	Lemons: The increase in the second quarter of fiscal year 2014 was primarily the result of higher sales prices partially offset by decreased volume of fresh lemons sold. During the second quarters of fiscal years 2014 and 2013, fresh lemon sales were $15.8 million and $13.2 million, respectively, on 725,000 and 912,000 cartons of lemons sold at average per carton prices of $21.79 and $14.47, respectively. The higher average per carton prices in fiscal year 2014 compared to fiscal year 2013 were primarily due to more favorable overall market conditions. The lemon prices we are currently enjoying are significantly higher than historical averages, and while we expect favorable prices to continue for the remainder of the year, we anticipate a settling back to historical averages in the coming months. The decrease in volume in fiscal year 2014 compared to fiscal year 2013 was primarily due to weather conditions and the related timing of fruit harvest. Additionally, lemon by-product and other lemon sales were $2.3 million in the second quarter of fiscal year 2014 compared to $2.4 million during the same period in fiscal year 2013.

•	Avocados: The decrease in the second quarter of fiscal year 2014 was primarily the result of decreased volume, partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the second quarter of fiscal year 2014, 1.2 million pounds of avocados were sold at an average per pound price of $0.97 compared to 3.3 million pounds sold at an average per pound price of $0.82 during the same period in fiscal year 2013.

•	Navel and Valencia oranges: The increase in the second quarter of fiscal year 2014 was primarily the result of higher sales prices partially offset by decreased volume of oranges sold. During the second quarter of fiscal year 2014, 202,000 field boxes of oranges were sold at an average per field box price of $17.00 compared to 272,000 field boxes sold at an average per field box price of $8.30 during the same period in fiscal year 2013. The increase in prices in the second quarter of fiscal year 2014 is primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2014 was primarily the result of lower sales prices and decreased volume of specialty citrus sold. During the second quarter of fiscal year 2014, 48,000 field boxes of specialty citrus were sold at an average per field box price of $18.15 compared to 99,000 field boxes sold at an average per field box price of $17.36 during the same period in fiscal year 2013.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2014 were $21.6 million compared to $20.9 million in the second quarter of fiscal year 2013, for a 3% increase of $0.7 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2014	2013	Change

Packing costs	$4,485,000	$4,789,000	$(304,000)	(6%)
Harvest costs	2,602,000	2,848,000	(246,000)	(9%)
Growing costs	4,805,000	3,804,000	1,001,000	26%
Third-party grower costs	4,889,000	5,435,000	(546,000)	(10%)
Depreciation and amortization	682,000	386,000	296,000	77%
Agribusiness costs and expenses	$17,463,000	$17,262,000	$201,000	1%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease in the second quarter of fiscal year 2014 is primarily attributable to a lower volume of fresh lemons packed and sold compared to the same period in fiscal year 2013. During the second quarter of fiscal year 2014, we packed and sold 725,000 cartons at average per carton costs of $6.18 compared to 912,000 cartons packed and sold at average per carton costs of $5.25 during the same period in fiscal year 2013. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The decrease in the second quarter of fiscal year 2014 is primarily attributable to lower avocado, orange and specialty citrus harvest volumes partially offset by higher lemon harvest volumes resulting from the acquisitions of Associated and Lemons 400, compared to the same period in fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning, irrigation and lease expense. The increase in the second quarter of fiscal year 2014 is primarily due to $0.5 million of growing costs incurred at Lemons 400 and $0.6 million of additional rent from profit sharing on the Sheldon Ranch leases. There were no such costs incurred in the second quarter of fiscal year 2013.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the second quarter of fiscal year 2014 is primarily attributable to a lower percentage of third-party grower lemons relative to the total volume of cartons packed and sold partially offset by higher prices. Of the 725,000 and 912,000 cartons packed and sold during the second quarter of fiscal years 2014 and 2013, respectively, 250,000 (34%) and 536,000 (59%) were procured from third-party growers at average per carton prices of $17.97 and $9.84, respectively. Additionally, we incurred $396,000 of costs for purchased, packed fruit to sell in the second quarter of fiscal year 2014 compared to $162,000 during the same period in fiscal year 2013.

•	Depreciation expense for the second quarter of fiscal year 2014 was $0.3 million higher than the second quarter of fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Selling, general and administrative expenses for the second quarter of fiscal year 2014 were $3.1 million compared to $2.8 million for the same period in fiscal year 2013. This 3% increase of $0.3 million was primarily attributable to legal fees for the issuance of and the transactions related to the Series B-2 preferred stock in March and April 2014 and certain consulting and other fees associated with our strategic initiatives.

Other Income/Expense

Other income (expense) for the second quarter of fiscal year 2014 was $0.1 million of income compared to $3.4 million of income for the second quarter of fiscal year 2013. The $3.3 million decrease in income is primarily the result of:

•	$0.2 million decrease in income from fair value adjustments in the second quarter of fiscal year 2014. The interest rate swap which was the source of the second quarter fiscal year 2013 income expired in June 2013;

•	$3.1 million gain on the sale of stock in Calavo in the second quarter of fiscal year 2013. There was no such gain in the second quarter of fiscal year 2014.

Income Taxes

We recorded an estimated income tax provision of $1.1 million in the second quarter of fiscal year 2014 on pre-tax earnings of $3.2 million compared to an estimated income tax provision of $1.4 million on pre-tax earnings of $3.9 million in the second quarter of fiscal year 2013.

Our estimated effective tax rate for the second quarter of fiscal year 2014 was 35.1% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the second quarter of fiscal year 2013 was 36.3% inclusive of certain discrete items.

Equity in (Losses) Earnings of Investments

Equity in losses of investments was $53,000 for the second quarter of fiscal year 2014 compared to $1.8 million for the second quarter of fiscal year 2013. The $1.8 million of losses in fiscal year 2013 is primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from an agreement to sell the property owned by the LLC at an amount below net book value.

Six Months Ended April 30, 2014 Compared to the Six Months Ended April 30, 2013

Revenues

Total revenue for the six months ended April 30, 2014 was $50.7 million compared to $40.7 million for the six months ended April 30, 2013. The 25% increase of $10.0 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2014	2013	Change

Lemons	$39,064,000	$29,481,000	$9,583,000	33%
Avocados	1,173,000	2,707,000	(1,534,000)	(57%)
Navel and Valencia oranges	5,320,000	3,698,000	1,622,000	44%
Specialty citrus and other crops	2,751,000	2,602,000	149,000	6%
Agribusiness revenues	$48,308,000	$38,488,000	$9,820,000	26%

•	Lemons: The increase in the first six months of fiscal year 2014 was primarily the result of higher sales prices partially offset by decreased volume of fresh lemons sold. During the first six months of fiscal years 2014 and 2013, fresh lemon sales were $33.7 million and $25.9 million, respectively, on 1,522,000 and 1,749,000 cartons of lemons sold at average per carton prices of $22.14 and $14.81, respectively. The higher average per carton prices in fiscal year 2014 compared to fiscal year 2013 were primarily due to more favorable overall market conditions. The lemon prices we are currently enjoying are significantly higher than historical averages, and while we expect favorable prices to continue for the remainder of the year, we anticipate a settling back to historical averages in the coming months. The decrease in volume in fiscal year 2014 compared to fiscal year 2013 was primarily due to weather conditions and the related timing of fruit harvest. Additionally, lemon by-product and other lemon sales were $5.4 million in the first six months of fiscal year 2014 compared to $3.6 million during the same period in fiscal year 2013.

•	Avocados: The decrease in the first six months of fiscal year 2014 was primarily the result of decreased volume, partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first six months of fiscal year 2014, 1.2 million pounds of avocados were sold at an average per pound price of $0.98 per pound compared to 3.3 million pounds sold at an average per pound price of $0.82 during the same period in fiscal year 2013.

•	Navel and Valencia oranges: The increase in the first six months of fiscal year 2014 was primarily the result of higher sales prices partially offset by decreased volume of oranges sold. During the first six months of fiscal year 2014, 331,000 field boxes of oranges were sold at an average per field box price of $16.07 compared to 444,000 field boxes sold at an average per field box price of $8.33 during the same period in fiscal year 2013. The increase in prices in the first six months of fiscal year 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The increase in the first six months of fiscal year 2014 is primarily the result of higher sales prices partially offset by decreased volume of specialty citrus sold. During the first six months of fiscal year 2014, 140,000 field boxes of specialty citrus were sold at an average per field box price of $19.65 compared to 162,000 field boxes sold at an average per field box price of $16.06 during the same period in fiscal year 2013.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2014 were $49.6 million compared to $43.6 million for the six months ended April 30, 2013, for a 14% increase of $6.0 million. This increase was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2014	2013	Change

Packing costs	$9,086,000	$9,476,000	$(390,000)	(4%)
Harvest costs	6,669,000	3,685,000	2,984,000	81%
Growing costs	11,408,000	7,476,000	3,932,000	53%
Third-party grower costs	12,429,000	14,433,000	(2,004,000)	(14%)
Depreciation and amortization	1,333,000	779,000	554,000	71%
Agribusiness costs and expenses	$40,925,000	$35,849,000	$5,076,000	14%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease in the first six months of fiscal year 2014 was primarily attributable to a lower volume of fresh lemons packed and sold compared to the same period in fiscal year 2013. During the first six months of fiscal year 2014, we packed and sold 1,522,000 cartons of lemons at average per carton costs of $5.97 compared to 1,749,000 cartons packed and sold at average per carton costs of $5.42 during the same period in fiscal year 2013. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in the first six months of fiscal year 2014 was primarily attributable to higher lemon harvest volumes, resulting from the acquisitions of Associated and Lemons 400, partially offset by lower avocado, orange and specialty citrus harvest volumes compared to the same period in fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning, irrigation and lease expense. The increase in the first six months of fiscal year 2014 is primarily due to $1.7 million of growing costs incurred at Associated, $1.4 million of growing costs incurred at Lemons 400 and $0.8 million of additional rent from profit sharing on the Sheldon Ranch leases. There were no such costs incurred in the first six months of fiscal year 2013.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first six months of fiscal year 2014 was primarily attributable to a lower percentage of third-party grower lemons relative to the total volume of cartons packed and sold, partially offset by higher prices. Of the 1,522,000 and 1,749,000 cartons packed and sold during the first six months of fiscal years 2014 and 2013, respectively, 616,000 (40%) and 1,324,000 (76%) were procured from third-party growers at average per carton costs of $18.82 and $10.78, respectively. Additionally, we incurred $838,000 of costs for purchased, packed fruit to sell in the first six months of fiscal year 2014 compared to $162,000 during the same period in fiscal year 2013.

•	Depreciation expense for the first six months of fiscal year 2014 was $0.6 million higher than the first six months of fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Selling, general and administrative expenses for the six months ended April 30, 2014 were $6.7 million compared to $6.0 million for the same period in fiscal year 2013. This 11% increase of $0.7 million was primarily attributable to the following:

•	$0.1 million increase in non-employee director compensation in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013;

•	$0.1 million increase in salaries and benefits primarily due to employee compensation increases in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013;

•	$0.5 million net increase in other selling, general and administrative expenses, including certain legal and consulting expenses associated with our growth initiatives, in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

Other Income (Expense)

Other income (expense) for the six months ended April 30, 2014 was $0.3 million of income compared to $3.9 million of income for the same period in fiscal year 2013. The $3.6 million decrease in income was primarily attributable to the following:

•	$0.1 million decrease in interest expense as a result of lower average debt levels due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred since February 2013 has been capitalized on non-bearing orchards, real estate development projects and significant construction in progress;

•	$0.4 million decrease in income from fair value adjustments in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013. The interest rate swap which was the source of the first six months of fiscal year 2013 income expired in June 2013;

•	$3.1 million gain on the sale of stock in Calavo in the first six months of fiscal year 2013. There was no such gain in the first six months of fiscal year 2014;

•	$0.1 million corresponding decrease in Calavo dividend received in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013 due to fewer shares owned;

•	$0.1 million net loss in the first six months of fiscal year 2014 in relation to the Pilot Fallowing Program agreement with Yuma Mesa Irrigation and Drainage District.

Income Taxes

We recorded an estimated income tax provision of $0.4 million in the six months ended April 30, 2014 on a pre-tax income of $1.3 million compared to an estimated income tax benefit of $0.2 million on a pre-tax loss of $0.8 million in the six months ended April 30, 2013.

Our estimated effective tax rate for the six months ended April 30, 2014 was 32.4% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the six months ended April 30, 2013 was 27.0% inclusive of certain discrete items.

Equity in (Losses) Earnings of Investments

Equity in (losses) earnings of investments for the six months ended April 30, 2014 was $31,000 of earnings compared to $1.8 million of losses for the same period in fiscal year 2013. The $1.8 million of losses in fiscal year 2013 was primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from an agreement to sell the property owned by the LLC at an amount below net book value

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and six months ended April 30, 2014 and 2013:

	Quarter Ended April 30,				Six Months Ended April 30,
	2014		2013		2014		2013
Revenues:
Agribusiness	$23,604,000	95%	$22,190,000	95%	$48,308,000	95%	$38,488,000	95%
Rental operations	1,167,000	5%	1,055,000	5%	2,301,000	5%	2,091,000	5%
Real estate development	31,000	-	41,000	-	75,000	-	89,000	-
Total revenues	24,802,000	100%	23,286,000	100%	50,684,000	100%	40,668,000	100%
Costs and expenses:
Agribusiness	17,463,000	81%	17,262,000	83%	40,925,000	82%	35,849,000	82%
Rental operations	707,000	3%	638,000	3%	1,435,000	3%	1,257,000	3%
Real estate development	257,000	1%	226,000	1%	601,000	1%	469,000	1%
Corporate and other	3,145,000	15%	2,774,000	13%	6,686,000	14%	6,039,000	14%
Total costs and expenses	21,572,000	100%	20,900,000	100%	49,647,000	100%	43,614,000	100%
Operating income (loss):
Agribusiness	6,141,000		4,928,000		7,383,000		2,639,000
Rental operations	460,000		417,000		866,000		834,000
Real estate development	(226,000)		(185,000)		(526,000)		(380,000)
Corporate and other	(3,145,000)		(2,774,000)		(6,686,000)		(6,039,000)
Total operating income (loss)	$3,230,000		$2,386,000		$1,037,000		$(2,946,000)

Second Quarter of Fiscal Year 2014 Compared to the Second Quarter of Fiscal Year 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the second quarter of fiscal year 2014, our agribusiness segment revenue was $23.6 million compared to $22.2 million for the second quarter of fiscal year 2013. The 6% increase of $1.4 million primarily reflected higher lemon and orange revenues partially offset by lower avocado and specialty citrus revenues for the fiscal year 2014 second quarter compared to the fiscal year 2013 second quarter. The increase in agribusiness revenue consisted of the following:

•	Lemon revenue for the second quarter of fiscal year 2014 was $2.6 million higher than the second quarter of fiscal year 2013.

•	Avocado revenue for the second quarter of fiscal year 2014 was $1.5 million lower than the second quarter of fiscal year 2013.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2014 were $1.2 million higher than the second quarter of fiscal year 2013.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2014 were $0.9 million lower than the second quarter of fiscal year 2013.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. For the second quarter of fiscal year 2014, our agribusiness costs were $17.5 million compared to $17.3 million for the second quarter of fiscal year 2013. The 1% increase of $0.2 million primarily consisted of the following:

•	Packing costs for the second quarter of fiscal year 2014 were $0.3 million lower than the second quarter of fiscal year 2013.

•	Harvest costs for the second quarter of fiscal year 2014 were $0.2 million lower than the second quarter of fiscal year 2013.

•	Growing costs for the second quarter of fiscal year 2014 were $1.0 million higher than the second quarter of fiscal year 2013.

•	Third-party grower costs for the second quarter of fiscal year 2014 were $0.5 million lower than the second quarter of fiscal year 2013.

•	Depreciation and amortization expense for the second quarter of fiscal year 2014 was $0.3 million higher than the second quarter of fiscal year 2013.

Rental Operations

For the second quarter of fiscal year 2014 our rental operations had revenues of $1.2 million compared to $1.1 million in the second quarter of fiscal year 2013. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.6 million in the second quarter of fiscal year 2014 compared to $0.5 million in the second quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2014 and 2013.

Costs and expenses in our real estate development segment were $0.3 million in the second quarter of fiscal year 2014 compared to $0.2 million in the second quarter of fiscal year 2013.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the second quarter of fiscal year 2014 were approximately $0.4 million higher than the second quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter at approximately $50,000.

Six Months Ended April 30, 2014 Compared to the Six Months Ended April 30, 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the six months ended April 30, 2014, our agribusiness segment revenue was $48.3 million compared to $38.5 million for the six months ended April 30, 2013. The 26% increase of $9.8 million primarily reflected higher lemon and orange revenues partially offset by lower avocado revenue for the fiscal year 2014 period compared to the fiscal year 2013 period. The increase in agribusiness revenue primarily consisted of the following:

•	Lemon revenue for the six months ended April 30, 2014 was $9.6 million higher than the six months ended April 30, 2013.

•	Avocado revenue for the six months ended April 30, 2014 was $1.5 million lower than the six months ended April 30, 2013.

•	Navel and Valencia orange revenues for the six months ended April 30, 2014 were $1.6 million higher than the six months ended April 30, 2013.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2014 were $0.1 million higher than the six months ended April 30, 2013.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. For the six months ended April 30, 2014, our agribusiness costs and expenses were $40.9 million compared to $35.8 million for the six months ended April 30, 2013. The 14% increase of $5.1 million primarily consisted of the following:

•	Packing costs for the six months ended April 30, 2014 were $0.4 million lower than the six months ended April 30, 2013.

•	Harvest costs for the six months ended April 30, 2014 were $3.0 million higher than the six months ended April 30, 2013.

•	Growing costs for the six months ended April 30, 2014 were $3.9 million higher than the six months ended April 30, 2013.

•	Third-party grower costs for the six months ended April 30, 2014 were $2.0 million lower than the six months ended April 30, 2013.

•	Depreciation and amortization expense for the six months ended April 30, 2014 was $0.6 million higher than the six months ended April 30, 2013.

Rental Operations

Our rental operations segment had revenues of approximately $2.3 million and $2.1 million in the six months ended April 30, 2014 and 2013, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were approximately $1.2 million and $1.1 million for the six months ended April 30, 2014 and 2013, respectively. Depreciation expense was similar period to period at approximately $0.2 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million in the six month periods ended April 30, 2014 and 2013.

Real estate development costs and expenses were approximately $0.6 million and $0.5 million for the six months ended April 30, 2014 and 2013, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the six months ended April 30, 2014 were approximately $0.7 million higher than the six months ended April 30, 2013. Depreciation expense was similar period to period at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended April 30, 2014 and April 30, 2013

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended April 30,
	2014	2013
Revenues:
Agribusiness	$89,810,000	$75,793,000
Rental operations	4,460,000	4,117,000
Real estate development	630,000	253,000
Total revenues	94,900,000	80,163,000
Costs and expenses:
Agribusiness	68,683,000	60,079,000
Rental operations	2,779,000	2,577,000
Real estate development	1,560,000	1,017,000
Selling, general and administrative	12,497,000	11,272,000
Total costs and expenses	85,519,000	74,945,000
Operating income	9,381,000	5,218,000
Other income (expense):
Interest expense	-	(386,000)
Interest income from derivative instrument	269,000	826,000
Gain on sale of stock Calavo Growers, Inc.	-	3,138,000
Interest income and other	287,000	342,000
Total other income	556,000	3,920,000
Net income before income taxes and equity in earnings (losses) of investments	9,937,000	9,138,000
Income tax provision	(3,891,000)	(2,945,000)
Equity in earnings (losses) of investments	371,000	(1,588,000)
Net income	$6,417,000	$4,605,000

Trailing Twelve Months ended April 30, 2014 compared to the Trailing Twelve Months Ended April 30, 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $14.7 million in the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013 primarily due to increased agribusiness revenue, particularly increased lemon sales.

•	Total costs and expenses increased $10.6 million in the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production resulting from the acquisitions of Associated and Lemons 400. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain legal and consulting expenses associated with our strategic initiatives.

•	Total other income decreased $3.4 million in the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013 primarily due to the April 2013 gain on sale of stock in Calavo Growers, Inc.

•	Income tax provision increased $0.9 million in the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013 primarily due to the increase in pre-tax earnings of $2.7 million.

•	Equity in earnings of investments increased $2.0 million in the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013 primarily due to a $1.8 million loss recognized on the April 2013 sale of our HM East Ridge, LLC property. There was no such loss in the twelve months ended April 30, 2014.

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

For the six months ended April 30, 2014 and 2013, net cash provided by (used in) operating activities was $2.3 million and ($5.4) million, respectively. The significant components of our Company’s cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the first six months of fiscal year 2014 was $0.9 million compared to a net loss of $0.6 million for the first six months of fiscal year 2013. The increase of $1.5 million in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013 was primarily attributable to an increase in operating income of $4.0 million, a decrease in other income of $3.6 million, an increase in income tax provision of $0.7 million and an increase in equity in earnings of investments of $1.8 million.

•	Depreciation and amortization increased $0.6 million in the first six months of fiscal year 2014 compared to the same period in fiscal year 2013 primarily due to the acquisitions of Associated and Lemons 400.

•	During the six months ended April 30, 2013, we sold 165,000 shares of Calavo Growers, Inc. stock, which resulted in a gain of $3.1 million. No such transaction occurred during the same period of fiscal year 2014.

•	Loss on disposals of fixed assets of $0.3 million in the first six months of fiscal year 2014 was the result of expenses incurred from orchard removals related to the Pilot Fallowing Program agreement with YMIDD and our 2014 orchard redevelopment plan. There were no expenses incurred from orchard removals in the first six months of fiscal year 2013.

•	Non-cash stock compensation expense increased $0.1 million in the six months ended April 30, 2014 compared to the same period in fiscal year 2013 primarily due to an increase in stock-based compensation for non-employee directors.

•	Equity in losses of investments was $1.8 million during the first six months of 2013 primarily due to a loss recognized on our investment in HM East Ridge, LLC.

•	Non-cash interest income on derivative instrument was $0.4 million for the six months ended April 30, 2013 and consisted of $0.7 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.3 million of amortization of the accumulated other comprehensive loss balance. This swap expired in June 2013.

•	Accounts and notes receivable used $4.9 million in operating cash flows during the six months ended April 30, 2014 compared to using $6.2 million in operating cash flows during the same period in fiscal year 2013. This decrease was primarily the result of a $4.8 million increase in accounts receivable during the first six months of fiscal year 2014 compared to an increase of $5.9 million in accounts receivable during the first six months of fiscal year 2013.

•	Cultural costs provided $2.7 million in operating cash flows during the first six months of fiscal year 2014 compared to providing $1.0 million in operating cash flows during the same period in fiscal year 2013, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the first six months of fiscal year 2014 compared to the same period in fiscal year 2013.

•	Accounts payable and growers payable provided $3.5 million in operating cash flows in the six months ended April 30, 2014 compared to providing $2.3 million of operating cash flows during the same period in fiscal year 2013. The operating cash provided during the six months ended April 30, 2014 is primarily the result of a $4.7 million increase in accounts payable and growers payable partially offset by $0.9 million of capital expenditures accrued but not paid at period end. The operating cash provided during the six months ended April 30, 2013 is primarily the result of a $2.2 million increase in accounts payable due to increased agribusiness costs.

•	Accrued liabilities used $1.9 million in operating cash flows in the six months ended April 30, 2014 compared to using $1.3 million of operating cash flows during the same period in fiscal year 2013. The operating cash used during the six months ended April 30, 2014 is primarily the result of $1.9 million of income taxes that were paid during the period. The operating cash used during the six months ended April 30, 2013 was primarily the result of $0.8 million of accrued bonuses at October 31, 2012 for fiscal year 2012 that were paid in the first six months of fiscal year 2013. Additionally, accrued Sheldon Ranch lease expense of $0.5 million at October 31, 2012 was paid during the six months ended April 30, 2013.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the six months ended April 30, 2014 and represented $0.3 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. The $0.3 million of operating cash flows provided during the six months ended April 30, 2013 represented $0.5 million of non-cash pension expense offset by a pension contribution of $0.2 million for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2014, net cash used in investing activities was $9.2 million compared to net cash provided by investing activities of $0.3 million during the same period in fiscal year 2013.

Net cash (used in) provided by investing activities is primarily comprised of capital expenditures and the sale of assets. Capital expenditures were $9.4 million in the first six months of fiscal year 2014, comprised of $7.4 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $2.0 million for real estate development projects. Offsetting these capital expenditures was $0.2 million distribution from our equity investment in Limco Del Mar, Ltd. Capital expenditures were $4.7 million in the first six months of fiscal year 2013, comprised of $2.0 million for property, plant and equipment, $0.4 million for an agriculture property acquisition and $2.3 million for real estate development projects. Offsetting these capital expenditures was $4.8 million of net proceeds from the sale of 165,000 shares of stock in Calavo and $0.4 million collection of a note receivable.

Cash Flows from Financing Activities

For the six months ended April 30, 2014, net cash provided by financing activities was $6.9 million compared to $5.1 million during the same period in fiscal year 2013.

The $6.9 million of cash provided by financing activities during the first six months of fiscal year 2014 is comprised primarily of net payments of long-term debt in the amount $1.1 million and net proceeds from our issuance of preferred stock in the amount of $9.3 million. The $5.1 million of cash provided by financing activities during the first six months of fiscal year 2013 is comprised primarily of net payments of long term debt in the amount of $29.8 million and net proceeds from our public offering of common stock in the amount of $35.9 million. Additionally, we paid common and preferred dividends of $1.2 million in the first six months of fiscal year 2014 compared to $1.1 million in first six months of fiscal year 2013.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through equity issuance, cash from operations and our Rabobank, NA revolving credit facility (the “Rabobank Credit Facility”). In addition, we have term loans with Farm Credit West, FLCA (each a “Farm Credit West Term Loan” and, collectively, the “Farm Credit West Term Loans”) and a non-revolving line of credit with Farm Credit West, PCA (the “Farm Credit West Line of Credit”). Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. During the first six months of fiscal year 2014, we capitalized approximately $2.8 million of costs in connection with construction services and equipment.

Rabobank Revolving Credit Facility

As of April 30, 2014, our outstanding borrowings under the Rabobank Credit Facility were $53.8 million and we had $40.0 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.95% at April 30, 2014. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. On March 31, 2014, we entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of our agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at April 30, 2014. We paid debt financing costs of $0.1 million related to this amendment.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of April 30, 2014, we had an aggregate of approximately $7.2 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of April 30, 2014, we had $5.0 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at April 30, 2014. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of April 30, 2014, our wholly owned subsidiary, Windfall Investors, LLC, had $1.7 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of April 30, 2014, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at April 30, 2014. This line of credit is secured by certain of our agricultural properties.

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

Issuance of Preferred Stock

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transaction was exempt from the registration requirements of Securities Act of 1933, as amended.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At April 30, 2014, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $61.0 million in debt at 4.30% until June 2018.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at April 30, 2014. Additional information, regarding the interest rate swaps can be found in the notes to the unaudited consolidated financial statements for the quarter ended April 30, 2014 included elsewhere in this Quarterly Report on Form 10-Q.

Of the remaining $21.0 million in debt, $19.3 million bears interest at variable rates, which were 2.75% or less at April 30, 2014 and $1.7 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

Contractual Obligations

The following table presents our Company’s contractual obligations at April 30, 2014 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$41,742,000	$64,000	$151,000	$40,145,000	$1,382,000
Variable rate debt (principal)	19,281,000	513,000	1,070,000	15,400,000	2,298,000
Operating lease obligations	12,068,000	1,687,000	3,476,000	3,041,000	3,864,000
Total contractual obligations	$73,091,000	$2,264,000	$4,697,000	$58,586,000	$7,544,000

Interest payments on fixed and variable rate debt	$10,936,000	$2,081,000	$4,122,000	$4,039,000	$694,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the unaudited consolidated financial statements for the three months ended and as of April 30, 2014 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at April 30, 2014.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2013, 2012 and 2011. We paid preferred stock dividends of approximately $0.1 million in the six months ended April 30, 2014.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014.

Defined Benefit Plan Contributions

As more fully described in the notes to our unaudited consolidated financial statements for the six months ended April 30, 2014, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. In the six months ended April 30, 2014, we made funding contributions of $0.3 million and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2014.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitled us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, expired in the second quarter of fiscal year 2014 and were $0.2 million and $0.4 million in the six months ended April 30, 2014 and 2013, respectively, and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred approximately $1.1 million and $0.3 million of lease expense in the six months ended April 30, 2014 and 2013, respectively, related to these leases.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”), to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on the Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed $1,200 per acre. In the six months ended April 30, 2014, we incurred $4,000 of lease expense related to this lease agreement.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended April 30, 2014 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first six months of fiscal year 2014, we capitalized approximately $2.3 million of costs related to our real estate projects and expensed approximately $0.6 million of costs.

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

Defined benefit retirement plan – As discussed in the notes to our unaudited consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June, 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables.  Changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the SEC on January 14, 2014.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.          Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as filed with the SEC on January 14, 2014.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Other than previously reported in our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended April 30, 2014.

During the second quarter of fiscal year 2014 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2014 through February 28, 2014	—	$—	—	—
March 1, 2014 through March 31, 2014	320	21.95	—	—
April 1, 2014 through April 30, 2014	—	—	—	—
Total	320		—	—

(1) We presently have no publicly announced repurchase program in place. Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) No publicly announced repurchase program in place.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.5	Amended Certificate of Designation, Preferences and Rights or $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.6	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.7	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10 filed February 12, 2010 (File No. 000-53885))

3.8	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10 filed February 12, 2010(File No. 000-53885))

3.9	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed March 31, 2010 (File No. 000-53885))

3.10	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34775))

3.11	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.10 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.11.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

10.1	Series B-2 Preferred Stock Purchase Agreement dated March 21, 2014 by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34775))

10.2	Third Amendment to Amended and Restated Line of Credit Agreement, dated March 31, 2014 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

Exhibit
Number	Exhibit
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 9, 2014	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2014	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

