Form 10-Q
period 2014-07-31
Limoneira CO
filed 2014-09-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

As of August 31, 2014, there were 14,078,077 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$53,000	$82,000
Accounts receivable, net	10,805,000	6,419,000
Cultural costs	2,690,000	4,124,000
Prepaid expenses and other current assets	3,039,000	2,972,000
Total current assets	16,587,000	13,597,000

Property, plant and equipment, net	96,842,000	86,210,000
Real estate development	86,837,000	83,419,000
Equity in investments	1,756,000	1,800,000
Investment in Calavo Growers, Inc.	17,245,000	14,845,000
Note receivable – related party	-	17,000
Note receivable	2,082,000	2,024,000
Other assets	8,249,000	8,002,000
Total assets	$229,598,000	$209,914,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,436,000	$4,784,000
Growers payable	6,233,000	2,325,000
Accrued liabilities	10,108,000	6,280,000
Fair value of derivative instrument	795,000	717,000
Current portion of long-term debt	594,000	569,000
Total current liabilities	23,166,000	14,675,000
Long-term liabilities:
Long-term debt, less current portion	51,509,000	61,563,000
Deferred income taxes	19,972,000	18,540,000
Other long-term liabilities	3,628,000	4,483,000
Total liabilities	98,275,000	99,261,000
Commitments and contingencies
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	-
Stockholders’ equity:
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2014 and October 31, 2013) (8.75% coupon rate)	3,000,000	3,000,000
Series A Junior Participating Preferred Stock	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,078,077 and 14,016,011
shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively)	141,000	140,000
Additional paid-in capital	89,494,000	88,160,000
Retained earnings	26,935,000	19,098,000
Accumulated other comprehensive income	2,422,000	255,000
Total stockholders’ equity	121,992,000	110,653,000
Total liabilities and stockholders’ equity	$229,598,000	$209,914,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
Revenues:
Agribusiness	$35,173,000	$28,626,000	$83,481,000	$67,114,000
Rental operations	1,182,000	1,064,000	3,483,000	3,155,000
Real estate development	121,000	239,000	196,000	328,000
Total revenues	36,476,000	29,929,000	87,160,000	70,597,000
Costs and expenses:
Agribusiness	17,805,000	15,932,000	58,730,000	51,781,000
Rental operations	796,000	638,000	2,231,000	1,895,000
Real estate development	420,000	444,000	1,021,000	913,000
Impairments of real estate development assets	435,000	-	435,000	-
Selling, general and administrative	3,640,000	2,958,000	10,326,000	8,997,000
Total costs and expenses	23,096,000	19,972,000	72,743,000	63,586,000
Operating income	13,380,000	9,957,000	14,417,000	7,011,000
Other income (expense):
Interest expense	-	-	-	(124,000)
Interest income from derivative instrument	-	269,000	-	711,000
Gain on sale of stock in Calavo Growers, Inc.	-	-	-	3,138,000
Interest income	20,000	19,000	59,000	65,000
Other income, net	39,000	1,000	254,000	389,000
Total other income	59,000	289,000	313,000	4,179,000
Income before income tax provision and equity in earnings (losses) of investments	13,439,000	10,246,000	14,730,000	11,190,000
Income tax provision	(4,608,000)	(3,772,000)	(5,036,000)	(3,544,000)
Equity in earnings (losses) of investments	101,000	133,000	132,000	(1,656,000)
Net income	8,932,000	6,607,000	9,826,000	5,990,000
Preferred dividends	(171,000)	(66,000)	(302,000)	(197,000)
Net income applicable to common stock	$8,761,000	$6,541,000	$9,524,000	$5,793,000

Basic net income per common share	$0.62	$0.49	$0.68	$0.46

Diluted net income per common share	$0.61	$0.49	$0.68	$0.46

Dividends per common share	$0.05	$0.04	$0.12	$0.12

Weighted-average common shares outstanding-basic	14,064,000	13,308,000	14,048,000	12,473,000
Weighted-average common shares outstanding-diluted	14,486,000	13,308,000	14,227,000	12,473,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

Net income	$8,932,000	$6,607,000	$9,826,000	$5,990,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	117,000	155,000	352,000	465,000
Unrealized holding gains (losses) on securities available-for-sale	1,023,000	(361,000)	1,445,000	(283,000)
Unrealized gains from derivative instruments	119,000	701,000	370,000	672,000
Total other comprehensive income, net of tax	1,259,000	495,000	2,167,000	854,000
Comprehensive income	$10,191,000	$7,102,000	$11,993,000	$6,844,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2014	2013
Operating activities
Net income	$9,826,000	$5,990,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,564,000	1,638,000
Gain on sale of stock in Calavo Growers, Inc.	-	(3,138,000)
Loss on disposals of assets	408,000	-
Impairments of real estate development assets	435,000	-
Stock compensation expense	892,000	675,000
Equity in (earnings) losses of investments	(132,000)	1,656,000
Deferred income taxes	-	398,000
Amortization of deferred financing costs	40,000	26,000
Non-cash interest income on derivative instruments	-	(711,000)
Accrued interest on notes receivable	(59,000)	(59,000)
Donation of common stock	100,000	100,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,553,000)	(5,910,000)
Cultural costs	1,434,000	769,000
Prepaid expenses and other current assets	(57,000)	260,000
Income taxes receivable	-	712,000
Other assets	200,000	(322,000)
Accounts payable and growers payable	3,208,000	1,098,000
Accrued liabilities	3,339,000	2,286,000
Other long-term liabilities	121,000	(410,000)
Net cash provided by operating activities	17,766,000	5,058,000

Investing activities
Capital expenditures	(14,185,000)	(8,045,000)
Business combination	(700,000)	-
Net proceeds from sale of stock in Calavo Growers, Inc.	-	4,788,000
Net proceeds from sale of HM East Ridge, LLC Property	-	5,713,000
Cash distributions from equity investments	184,000	110,000
Equity investment contributions	(8,000)	(125,000)
Collection of note receivable	-	350,000
Investments in mutual water companies	(293,000)	(312,000)
Net cash used in provided by investing activities	(15,002,000)	2,479,000

Financing activities
Borrowings of long-term debt	40,938,000	41,545,000
Repayments of long-term debt	(50,967,000)	(83,218,000)
Dividends paid – Common	(1,687,000)	(1,418,000)
Dividends paid – Preferred	(271,000)	(197,000)
Net proceeds from issuance of common stock	-	35,897,000
Net proceeds from issuance of preferred stock	9,300,000	-
Payments of debt financing costs	(106,000)	-
Net cash used in financing activities	(2,793,000)	(7,391,000)

Net (decrease) increase in cash	(29,000)	146,000
Cash at beginning of period	82,000	11,000
Cash at end of period	$53,000	$157,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,730,000	$1,705,000
Cash paid during the period for income taxes, net of (refunds) received	$2,095,000	$(300,000)
Non-cash investing and financing activities:
Unrealized holding (gain) loss on Calavo investment	$(2,400,000)	$470,000
Capital expenditures accrued but not paid at period-end	$721,000	$375,000
Accrued interest on note receivable	$59,000	$59,000
Donation of common stock	$100,000	$100,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$-

On June 30, 2014, the Company acquired the packing house property, equipment, and certain intangible assets of Marlin Packing Company in Yuma, Arizona for a purchase price of approximately $1,700,000 in cash and stock as further described in Note 3.

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

The unaudited interim consolidated financial statements for the three months and nine months ended July 31, 2014 and 2013 and balance sheet as of July 31, 2014 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2014 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2014 are not necessarily indicative of the operating results expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Identify the contract(s) with a customer.
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Acquisition

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. Both companies are privately owned Arizona corporations located in Yuma, Arizona. No liabilities were assumed in the acquisition. The purchase price was $1,700,000, comprised of 23,455 unregistered shares of the Company’s common stock valued at $518,600, $700,000 in cash, contingent consideration consisting of an earn-out with a fair value of $300,000 and a deferred cash payment of $181,400 to be paid upon the completion of certain land remediation activities required by the seller. The earn-out has a maximum value of $400,000 in cash based on the operating profits of the acquired business, as defined in the purchase agreement, over a five-year period ending October 31, 2019. The liability for the fair value of the earn-out is included in other long term liabilities and the deferred cash payment is included in accrued liabilities in the accompanying July 31, 2014 balance sheet. Transaction costs associated with the acquisition were not significant and were expensed in the nine months ended July 31, 2014. The acquisition was accounted for as a business combination. The results of operations of the acquired business are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three and nine months ended July 31, 2014.

The following is a summary of the fair value of the assets acquired based on a third-party valuation on the date of the acquisition:

Building	$395,000
Land and improvements	260,000
Equipment	885,000
Customer relationships	160,000
Fair value of assets acquired	$1,700,000

Customer relationships are subject to amortization over an estimated life of five years.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2014, that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$17,245,000	$–	$–	$17,245,000
Liabilities at fair value:
Derivative	$–	$1,626,000	$–	$1,626,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 3.2% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2014 was $34.49 per share.

The derivative consists of an interest rate swap (see Note 13), the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s property. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of July 31, 2014 and October 31, 2013 the allowances totaled $201,000 and $85,000, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Concentrations

The Company sells all of its avocado production to Calavo, which represented 20% and 0% of accounts receivable at July 31, 2014 and October 31, 2013.

Lemons procured from third-party growers were 23% and 35% of lemon supply in the three and nine months ended July 31, 2014, respectively. Lemons procured from third-party growers were 20% and 54% of lemon supply in the three and nine months ended July 31, 2013, respectfully.

7. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2014	October 31, 2013
East Areas 1 and 2	$53,871,000	$51,538,000
Templeton Santa Barbara, LLC	11,038,000	11,276,000
Windfall Investors, LLC	21,928,000	20,605,000
	$86,837,000	$83,419,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2014 and 2013, the Company capitalized $827,000 and $1,712,000, respectively, of costs related to these projects. During the nine months ended July 31, 2014 and 2013, the Company capitalized $2,333,000 and $3,526,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company has incurred expenses of $4,000 and $3,000 in the three months ended July 31, 2014 and 2013, respectively, and $13,000 and $7,000 in the nine months ended July 31, 2014 and 2013, respectively.

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of July 31, 2014, the estimated amount of the Success Fee was zero.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

7. Real Estate Development Assets (continued)

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. As of July 31, 2014, $150,000 has been accrued for the cost of the study.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2014 were $2,982,000, $3,370,000 and $4,686,000, respectively, and at October 31, 2013 were $3,220,000, $3,370,000 and $4,686,000, respectively.

During the three months ended July 31, 2014 and 2013, the Company capitalized $24,000 and $172,000, respectively, of costs related to these real estate parcels. During the nine months ended July 31, 2014 and 2013, the Company capitalized $197,000 and $678,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $465,000 and $3,000 in the three months ended July 31, 2014 and 2013, respectively, and $527,000 and $29,000 in the nine months ended July 31, 2014 and 2013, respectively.

On August 25, 2014, the Company entered into a non-binding letter of intent to sell its Centennial property for $3,100,000 cash, which terms include a 45-day buyer due diligence period, payment by the buyer of $250,000 in deposits, which become non-refundable at the end of the due diligence period and a transaction close date of approximately seven months following the execution of a purchase and sale agreement. As a result of entering into the letter of intent, the Company recognized an impairment charge of $435,000 on the property as of July 31, 2014 for the difference between the selling price net of estimated selling and other transaction costs and the net book value of the property as July 31, 2014.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended July 31, 2014 and 2013, the Company capitalized $673,000 and $184,000, respectively, of costs related to this real estate development project. During the nine months ended July 31, 2014 and 2013, the Company capitalized $1,323,000 and $595,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $265,000 and $199,000, in the three months ended July 31, 2014 and 2013, respectively, and $720,000 and $549,000 in the nine months ended July 31, 2014 and 2013, respectively.

8. Investment in Calavo Growers, Inc.

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

Changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains (losses) of $1,700,000 ($1,023,000 net of tax) and ($600,000) (($361,000) net of tax), during the three months ended July 31, 2014 and 2013, respectively. The Company recorded unrealized holding gains (losses) of $2,400,000 ($1,445,000 net of tax) and ($470,000) (($283,000) net of tax), during the nine months ended July 31, 2014 and 2013, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Notes Receivable

The Company has a note receivable and accrued interest from an employee totaling $10,000 at July 31, 2014 and $17,000 at October 31, 2013, payable December 2014. On March 13, 2014 the employee exchanged 320 shares of the Company’s common stock in the amount of $7,000 to reduce this receivable. The note receivable balance is included in prepaid expenses and other current assets at July 31, 2014.

10. Other Assets

Other assets consist of the following:

	July 31, 2014	October 31, 2013
Investments in mutual water companies	$3,723,000	$3,430,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,378,000	1,522,000
Revolving funds and memberships	342,000	358,000
Acquired trade names and trademarks, net	430,000	476,000
Customer relationships	160,000	-
Goodwill	680,000	680,000
	$8,249,000	$8,002,000

11. Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2014	October 31, 2013

Accrued compensation	$2,309,000	$1,979,000
Accrued property taxes	154,000	469,000
Accrued income taxes	4,666,000	1,732,000
Accrued interest	195,000	208,000
Deferred income	489,000	298,000
Accrued lease expense	1,038,000	546,000
Other	1,257,000	1,048,000
	$10,108,000	$6,280,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2014	October 31, 2013
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.15% at July 31, 2014, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$45,113,000	$54,380,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at July 31, 2014. The loan is payable in quarterly installments through November 2022.	4,884,000	5,262,000

Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at July 31, 2014. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan: the interest rate is fixed at 3.65% until November 2014 and will become variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	1,602,000	1,975,000

CNH Capital loans: the interest rate is zero and the loans are payable in monthly installments through May and July 2015.	12,000	23,000
Subtotal	52,103,000	62,132,000
Less current portion	594,000	569,000
Total long-term debt, less current portion	$51,509,000	$61,563,000

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

On March 31, 2014, the Company entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of the Company’s agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $93,800,000 at July 31, 2014. The Company paid debt financing costs of $106,000 related to this amendment.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $559,000 and $626,000 during the three months ended July 31, 2014 and 2013, respectively, and $1,757,000 and $1,920,000 during the nine months ended July 31, 2014 and 2013, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2014	October 31, 2013	July 31, 2014	October 31, 2013
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	40,000,000	$1,626,000	2,240,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income at July 31, 2014 and October 31, 2013.

14. Basic and Diluted Net Loss per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B convertible preferred shares are anti-dilutive.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $132,000 and $127,000 of rental revenue from employees in the three months ended July 31, 2014 and 2013, respectively. The Company recorded $405,000 and $392,000 of rental revenue from employees in the nine months ended July 31, 2014 and 2013, respectively. There were no rental payments due from employees at July 31, 2014 and October 31, 2013.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $202,000 and $213,000 in the three months ended July 31, 2014 and 2013, respectively. The Company made capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $947,000 and $903,000 in the nine months ended July 31, 2014 and 2013, respectively. Water purchase and delivery systems are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $73,000 and $78,000 at July 31, 2014 and October 31, 2013, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $438,000 and $438,000 from the association in the three months ended July 31, 2014 and 2013, respectively. The Company purchased services and supplies of $989,000 and $801,000 from the association in the nine months ended July 31, 2014 and 2013, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $69,000 and $26,000 at July 31, 2014 and October 31, 2013, respectively.

The Company received dividend income of $350,000 and $432,000 in the nine months ended July 31, 2014 and 2013, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $6,147,000 and $7,748,000 of avocado sales to Calavo for the three months ended July 31, 2014 and 2013, respectively. The Company had $7,320,000 and $10,455,000 of avocado sales to Calavo for the nine months ended July 31, 2014 and 2013, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $2,128,000 receivable by the Company from Calavo at July 31, 2014 and zero receivable at October 31, 2013. Additionally, the Company leases office space to Calavo and received rental income of $69,000 and $69,000 in the three months ended July 31, 2014 and 2013, respectively. The Company received rental income from Calavo of $207,000 and $205,000 in the nine months ended July 31, 2014 and 2013, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

Certain members of the Company’s Board of Directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended July 31, 2014 and 2013, the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $915,000 and $798,000, respectively. During the nine months ended July 31, 2014 and 2013, the aggregate amount was $1,311,000 and $1,023,000, respectively. Such amounts are included in agribusiness expense in the accompanying consolidated statements of operations. Payments due to these Board members were $786,000 and $240,000 at July 31, 2014 and October 31, 2013, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of July 31, 2014, $15,000 of lease expense has been incurred. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $71,000 and $1,000 to the Company during the nine months ended July 31, 2014 and 2013, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of zero and $5,505,000 during the three and nine months ended July 31, 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, the Company’s subsidiary, Associated Citrus Packers, Inc. (“Associated”) provided harvest management and administrative services to CRG in the amount of zero and $295,000 during the three and nine months ended July 31, 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $227,000 and $194,000 due to Associated from CRG at July 31, 2014 and October 31, 2013, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District. The Company purchased water in the amount of zero and $62,000 during three and nine months ended July 31, 2014, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to the district at July 31, 2014 and October 31, 2013. Additionally, we recorded income of $43,000 and $111,000 during the three and nine months ended July 31, 2014, respectfully related to a Pilot Fallowing Program. There was $20,000 and zero due to Associated from Yuma Mesa Irrigation and Drainage District at July 31, 2014 and October 31, 2013, respectfully, which is included in accounts receivable in the Company’s consolidated balance sheets.

16. Income Taxes

The Company’s effective tax rate for the first nine months of fiscal year 2014 is approximately 33.9%, inclusive of certain discrete items.

The Company has no uncertain tax positions as of July, 31 2014 and October 31, 2013.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2014.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 and $975,000 during the three month periods ended July 31, 2014 and 2013, respectively, and $375,000 and $1,127,000 during the nine month periods ended July 31, 2014 and 2013, respectively.

The net periodic pension costs for the Plan for the three months ended July 31 were as follows:

	2014	2013
Service cost	$34,000	$41,000
Interest cost	205,000	180,000
Expected return on plan assets	(268,000)	(240,000)
Recognized actuarial loss	195,000	258,000
	$166,000	$239,000

The net periodic pension costs for the Plan for the nine months ended July 31 were as follows:

	2014	2013

Service cost	$102,000	$123,000
Interest cost	615,000	540,000
Expected return on plan assets	(804,000)	(720,000)
Recognized actuarial loss	585,000	774,000
	$498,000	$717,000

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2014	October 31, 2013
Minimum pension liability	$2,443,000	$2,905,000
Fair value of derivative instrument	831,000	1,523,000
Contingent consideration	300,000	-
Other	54,000	55,000
	$3,628,000	$4,483,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Issuance of Series B-2 Convertible Preferred Stock

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Stockholders’ Equity

As of July 31, 2014, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at July 31, 2014 and October 31, 2013.

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a two year period beginning one year from the grant date. During December 2013, 27,091 shares of common stock were granted to management under the Stock Plan for fiscal year 2013 performance, resulting in total compensation expense of approximately $727,000, with $253,000 recognized in the year ended October 31, 2013 and the balance to be recognized over the next two years as the shares vest.  During December 2012, 34,721 shares of common stock were granted to management under the Stock Plan for fiscal year 2012 performance, resulting in total compensation expense of approximately $657,000, with $216,000 recognized in the year ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Stock-based compensation expense, including an estimate for expected 2014 stock grants is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended July 31,		Nine Months Ended July 31,
Performance Year	Shares Granted	2014	2013	2014	2013
2010	62,287	$-	$-	$-	$91,000
2012	34,721	50,000	50,000	150,000	159,000
2013	27,091	59,000	75,000	177,000	225,000
2014	-	142,000	-	262,000	-
		$251,000	$125,000	$589,000	$475,000

During December 2013, members of management exchanged 6,299 shares of common stock with fair market values of $26.82 per share (at the date of the exchanges), respectively, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2014, 13,587 shares of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans with compensation expense recognized on the grant date. The Company incurred no stock-based compensation to non-employee directors during each of the three month periods ended July 31, 2014 and 2013. The Company recognized $303,000 and $200,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2014 and 2013, respectively.

On June 24, 2014 the Company’s board of directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. On July 1, 2014, the Company issued 4,552 unregistered shares of the Company’s common stock with a per share value of $21.97 at the date of issuance. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. The purchase price was $1,700,000, comprised of 23,455 unregistered shares of the Company’s common stock valued at $518,600, $700,000 in cash, contingent consideration consisting of an earn-out with a fair value of $300,000 and a deferred cash payment of $181,400 to be made upon the completion of certain land remediation activities required to be completed by the seller.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Segment Information

The Company operates in three reportable operating segments: agribusiness, rental operations, and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and citrus packing operations. The rental operations segment includes residential and commercial rental operations, leased land, and organic recycling. The real estate development segment includes real estate development operations. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the company’s chief operating decision maker. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income or expense, interest expense and income tax expense, or specifically identify them to its operating segments.

Segment information for the three months ended July 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$35,173,000	$1,182,000	$121,000	$–	$36,476,000
Costs and expenses	17,077,000	691,000	833,000	3,593,000	22,194,000
Depreciation and amortization	728,000	105,000	22,000	47,000	902,000
Operating income (loss)	$17,368,000	$386,000	$(734,000)	$(3,640,000)	$13,380,000

Segment information for the three months ended July 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$28,626,000	$1,064,000	$239,000	$–	$29,929,000
Costs and expenses	15,541,000	541,000	429,000	2,910,000	19,421,000
Depreciation and amortization	391,000	97,000	15,000	48,000	551,000
Operating income (loss)	$12,694,000	$426,000	$(205,000)	$(2,958,000)	$9,957,000

The following table sets forth revenues by category, by segment for the three months ended:

	July 31, 2014	July 31, 2013

Lemons	$26,845,000	$19,112,000
Avocados	6,147,000	7,748,000
Navel and Valencia oranges	1,711,000	1,470,000
Specialty citrus and other crops	470,000	296,000
Agribusiness revenues	35,173,000	28,626,000

Rental operations	618,000	603,000
Leased land	496,000	427,000
Organic recycling and other	68,000	34,000
Rental operations revenues	1,182,000	1,064,000

Real estate development revenues	121,000	239,000
Total revenues	$36,476,000	$29,929,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Segment Information (continued)

Segment information for the nine months ended July 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$83,481,000	$3,483,000	$196,000	$–	$87,160,000
Costs and expenses	56,669,000	1,923,000	1,398,000	10,189,000	70,179,000
Depreciation and amortization	2,061,000	308,000	58,000	137,000	2,564,000
Operating income (loss)	$24,751,000	$1,252,000	$(1,260,000)	$(10,326,000)	$14,417,000

Segment information for the nine months ended July 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$67,114,000	$3,155,000	$328,000	$–	$70,597,000
Costs and expenses	50,611,000	1,618,000	867,000	8,852,000	61,948,000
Depreciation and amortization	1,170,000	277,000	46,000	145,000	1,638,000
Operating income (loss)	$15,333,000	$1,260,000	$(585,000)	$(8,997,000)	$7,011,000

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2014	July 31, 2013

Lemons	$65,909,000	$48,593,000
Avocados	7,320,000	10,455,000
Navel and Valencia oranges	7,031,000	5,168,000
Specialty citrus and other crops	3,221,000	2,898,000
Agribusiness revenues	83,481,000	67,114,000

Rental operations	1,833,000	1,788,000
Leased land	1,469,000	1,286,000
Organic recycling and other	181,000	81,000
Rental operations revenues	3,483,000	3,155,000

Real estate development revenues	196,000	328,000
Total revenues	$87,160,000	$70,597,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

22. Subsequent Events

On August 14, 2014, through its wholly owned subsidiary, Limoneira Chile SpA, the Company invested $1,750,000 for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company will earn equity income from its investment and $0.50 per carton on lemon sales to Asian markets. The Company’s investment includes certain preferred interest provisions through December 31, 2016, including cash distributions of the 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on its investment. In addition, the Company has the right to acquire the 52% interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement.

The Company has evaluated events subsequent to July 31, 2014 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed above and in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare counties in California and in Yuma County in Arizona, which plantings consist of approximately 3,900 acres of lemons, 1,200 acres of avocados, 1,500 acres of oranges and 800 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

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

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 94%, 93% and 88% of our fiscal year 2013, 2012 and 2011 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended July 31, 2014, lemon sales were comprised of approximately 78% to U.S. and Canada-based customers and 22% to domestic exporters. During the nine months ended July 31, 2014, lemon sales were comprised of approximately 74% to U.S. and Canada-based customers, 25% to domestic exporters and 1% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season. We believe we have a competitive advantage by maintaining our own lemon packing operation, even though a significant portion of the costs related to our lemon packing operations are fixed. As a result, cost per carton is a function of fruit throughput. While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouses with additional lemons from other growers. Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that are sold to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from other growers if we determine their lemons are of high quality.

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

For the nine months ended July 31, 2014, irrigation costs for our agricultural operations were $0.3 million greater than the same period in fiscal year 2013 resulting from pumping more water from wells and basins due to less rainfall. We expect this trend to continue as we pump more water than our historical averages as demand for limited water supplies increases the cost for such supplies and federal, state and local water delivery infrastructure costs increase to access these limited water supplies.

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

Recent Developments

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.5 million and will be substantially completed and available for rent during 2014. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We have capitalized approximately $3.6 million of costs related to this project in the nine months ended July 31, 2014.

On September 6, 2013, we acquired Associated Citrus Packers, Inc. (“Associated”), a privately owned Arizona corporation, for approximately $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our common stock with an aggregate value of $16.0 million, based on our stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code. The acquisition provides for a potential purchase price adjustment based on the net assets acquired and for a holdback from payment of 5% ($850,000) of the stock and cash purchase price for a period of one year in support of potential indemnification claims as defined in the merger agreement. Upon completion of the acquisition, Associated became a wholly owned subsidiary of our Company. Associated owns approximately 1,300 acres of property in Yuma, Arizona, comprised of 950 acres of productive lemon orchards and 350 acres of other crops, as well as agriculture equipment and facilities. Transaction costs and other expenses incurred in connection with the acquisition were approximately $270,000, which were included fiscal year 2013 selling, general and administrative expense. Revenues of approximately $6.8 million and operating income of approximately $2.3 million are included in our consolidated statement of operations for the nine months ended July 31, 2014.

On October 11, 2013, we completed the acquisition of approximately 760 acres of land in the town of Porterville in Tulare County, California (“Lemons 400”), for approximately $8.8 million cash. This property consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies. Revenues of approximately $2.5 million and operating income of approximately $0.3 million are included in our consolidated statement of operations for the nine months ended July 31, 2014.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency and capacity of our packing facilities. During the nine months ended July 31, 2014, we capitalized approximately $3.4 million of costs in connection with construction services and equipment. The project is expected to be operational in 2015.

During December 2013, Associated entered into an agreement with the Yuma Mesa Irrigation and Drainage District (“YMIDD”) to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 286 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. We recorded revenues of approximately $0.1 million and a loss on disposal of orchards of approximately $0.2 million in the nine months ended July 31, 2014 related to this program.

On March 31, 2014, we entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of our agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at July 31, 2014. We paid debt financing costs of $0.1 million related to this amendment.

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of Securities Act of 1933, as amended. We paid a Series B-2 dividend of $74,000 on July 1, 2014.

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

On June 24, 2014, we declared a $0.045 per share dividend which was paid on July 15, 2014 in the aggregate amount of $634,000 to common shareholders of record on July 7, 2014. This represents a 20% increase compared to the Company’s previous dividend of $0.0375

On June 30, 2014, we acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. Both companies are privately owned Arizona corporations located in Yuma, Arizona. No liabilities were assumed in the acquisition. The purchase price was $1,700,000, comprised of 23,455 unregistered shares of our common stock valued at $518,600, $700,000 in cash, contingent consideration consisting of an earn-out with a fair value of $300,000 and a deferred cash payment of $181,400 to be made upon the completion of certain land remediation activities required to be completed by the seller. The earn-out has a maximum value of $400,000 in cash based on the operating profits of the acquired business, as defined in the purchase agreement, over a five-year period ending October 31, 2019. The liability for the fair value of the earn-out is included in other long term liabilities and the deferred cash payment is included in accrued liabilities in the accompanying July 31, 2014 balance sheet. Transaction costs associated with the acquisition were not significant and were expensed in the nine months ended July 31, 2014. The acquisition was accounted for as a business combination. The results of operations of the acquired business are included in our consolidated results of operations from the date of acquisition and were not significant for the three and nine months ended July 31, 2014.

On August 14, 2014, through our wholly owned subsidiary, Limoneira Chile SpA, we invested $1,750,000 for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. We will earn equity income from our investment and $0.50 per carton on lemon sales to Asian markets. Our investment includes certain preferred interest provisions through December 31, 2016, including cash distributions of 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on our investment. In addition, we have the right to acquire the 52% interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement.

In August 2014, we entered into a non-binding letter of intent to sell our Centennial property for $3,100,000 cash, which terms include a 45-day buyer due diligence period, payment by the buyer of $250,000 in deposits, which will become non-refundable at the end of the due diligence period and a transaction close date of approximately seven months following the execution of a purchase and sale agreement. As a result of entering into the letter of intent, we recognized an impairment charge of $435,000 on the property as of July 31, 2014 for the difference between the selling price, net of estimated selling and other transaction costs, and the net book value of the property as of July 31, 2014.

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Agribusiness	$35,173,000	$28,626,000	$83,481,000	$67,114,000
Rental operations	1,182,000	1,064,000	3,483,000	3,155,000
Real estate development	121,000	239,000	196,000	328,000
Total revenues	36,476,000	29,929,000	87,160,000	70,597,000
Costs and expenses:
Agribusiness	17,805,000	15,932,000	58,730,000	51,781,000
Rental operations	796,000	638,000	2,231,000	1,895,000
Real estate development	420,000	444,000	1,021,000	913,000
Impairments of real estate development assets	435,000	-	435,000	-
Selling, general and administrative	3,640,000	2,958,000	10,326,000	8,997,000
Total costs and expenses	23,096,000	19,972,000	72,743,000	63,586,000
Operating income:
Agribusiness	17,368,000	12,694,000	24,751,000	15,333,000
Rental operations	386,000	426,000	1,252,000	1,260,000
Real estate development	(734,000)	(205,000)	(1,260,000)	(585,000)
Selling, general and administrative	(3,640,000)	(2,958,000)	(10,326,000)	(8,997,000)
Operating income	13,380,000	9,957,000	14,417,000	7,011,000
Other income (expense):
Interest expense	-	-	-	(124,000)
Interest income from derivative instrument	-	269,000	-	711,000
Gain on sale of stock in Calavo Growers, Inc.	-	-	-	3,138,000
Interest income and other	59,000	20,000	313,000	454,000
Total other income	59,000	289,000	313,000	4,179,000
Income tax provision	(4,608,000)	(3,772,000)	(5,036,000)	(3,544,000)
Equity in earnings (losses) of investments	101,000	133,000	132,000	(1,656,000)
Net income	$8,932,000	$6,607,000	$9,826,000	$5,990,000

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

	Quarter ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Net income	$8,932,000	$6,607,000	$9,826,000	$5,990,000
Total interest income, net	(20,000)	(288,000)	(59,000)	(652,000)
Income taxes	4,608,000	3,772,000	5,036,000	3,544,000
Depreciation and amortization	902,000	551,000	2,564,000	1,638,000
EBITDA	14,422,000	10,642,000	17,367,000	10,520,000
Impairments of real estate development assets	435,000	-	435,000	-
Adjusted EBITDA	$14,857,000	$10,642,000	$17,802,000	$10,520,000

Third Quarter of Fiscal Year 2014 Compared to the Third Quarter of Fiscal Year 2013

Revenues

Total revenue for the third quarter of fiscal year 2014 was $36.5 million compared to $29.9 million for the third quarter of fiscal year 2013. The 22% increase of $6.6 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended July 31,
	2014	2013	Change

Lemons	$26,845,000	$19,112,000	$7,733,000	40%
Avocados	6,147,000	7,748,000	(1,601,000)	(21)%
Navel and Valencia oranges	1,711,000	1,470,000	241,000	16%
Specialty citrus and other crops	470,000	296,000	174,000	59%
Agribusiness revenues	$35,173,000	$28,626,000	$6,547,000	23%

•	Lemons: The increase in the third quarter of fiscal year 2014 was primarily the result of higher sales prices of fresh lemons sold. During the third quarters of fiscal years 2014 and 2013, fresh lemon sales were $24.1 million and $16.9 million, respectively, on 938,000 and 934,000 cartons of lemons sold at average per carton prices of $25.69 and $18.09, respectively. The higher average per carton prices in fiscal year 2014 compared to fiscal year 2013 were primarily due to more favorable overall market conditions. The lemon prices we are currently enjoying are significantly higher than historical averages, and while we expect favorable prices to continue for the remainder of the year, we anticipate a settling back to historical averages in the coming months. Additionally, lemon by-product and other lemon sales were $2.7 million in the third quarter of fiscal year 2014 compared to $2.2 million during the same period in fiscal year 2013.

•	Avocados: The decrease in the third quarter of fiscal year 2014 was primarily the result of decreased volume, partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the third quarter of fiscal year 2014, 5.5 million pounds of avocados were sold at an average per pound price of $1.12 compared to 10.4 million pounds sold at an average per pound price of $0.75 during the same period in fiscal year 2013. We don’t expect to recognize significant avocado revenue for the remainder of fiscal year 2014.

•	Navel and Valencia oranges: The increase in the third quarter of fiscal year 2014 was primarily the result of increased volume sold at higher prices. During the third quarter of fiscal year 2014, 181,000 field boxes of oranges were sold at an average per field box price of $9.45 compared to 162,000 field boxes sold at an average per field box price of $9.07 during the same period in fiscal year 2013.

•	Specialty citrus and other crops: The increase in the third quarter of fiscal year 2014 was primarily the result of increased pistachio revenue compared to the third quarter of fiscal year 2013.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2014 were $23.1 million compared to $20.0 million in the third quarter of fiscal year 2013, for a 16% increase of $3.1 million. This increase was primarily attributable to increases in our agribusiness costs, real estate development expenses and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended July 31,
	2014	2013	Change

Packing costs	$5,055,000	$4,854,000	$201,000	4%
Harvest costs	2,597,000	3,120,000	(523,000)	(17)%
Growing costs	4,159,000	4,278,000	(119,000)	(3)%
Third-party grower costs	5,266,000	3,289,000	1,977,000	60%
Depreciation and amortization	728,000	391,000	337,000	86%
Agribusiness costs and expenses	$17,805,000	$15,932,000	$1,873,000	12%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the third quarter of fiscal year 2014 is primarily attributable to higher average per carton costs for fresh lemons packed and sold compared to the same period in fiscal year 2013. During the third quarter of fiscal year 2014, we packed and sold 938,000 cartons at average per carton costs of $5.39 compared to 934,000 cartons packed and sold at average per carton costs of $5.20 during the same period in fiscal year 2013.

•	Harvest costs: The decrease in the third quarter of fiscal year 2014 is primarily attributable to lower avocado harvest volume partially offset by higher orange harvest volume, compared to the same period in fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning, irrigation and lease expense. Growing costs for the third quarter of fiscal year 2014 remained relatively unchanged compared to the third quarter of fiscal year 2013.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2014 is primarily attributable to higher prices for third-party grower lemons packed and sold. Of the 938,000 and 934,000 cartons packed and sold during the third quarter of fiscal years 2014 and 2013, respectively, 234,000 (25%) and 231,000 (25%) were procured from third-party growers at average per carton prices of $20.76 and $13.16, respectively. Additionally, we incurred $408,000 of costs for purchased, packed fruit to sell in the third quarter of fiscal year 2014 compared to $250,000 during the same period in fiscal year 2013.

•	Depreciation expense for the third quarter of fiscal year 2014 was $0.3 million higher than the third quarter of fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Real estate development expenses in the third quarter of fiscal year 2014 included a $0.4 million impairment charge recorded as a result of entering into a letter of intent to sell Centennial. There were no impairment charges recorded in the third quarter of fiscal year 2013.

Selling, general and administrative expenses for the third quarter of fiscal year 2014 were $3.6 million compared to $2.9 million for the same period in fiscal year 2013. This 23% increase of $0.7 million was primarily attributable to:

•	$0.6 million increase in salaries, benefits and incentive compensation primarily due to incentive compensation increases in the third quarter of fiscal year 2014 compared to the same period in fiscal year 2013;

•	$0.1 million of selling, general and administrative expenses at Associated in the third quarter of fiscal year 2014. There were no such expenses in the third quarter of fiscal year 2013.

Other Income/Expense

Other income (expense) for the third quarter of fiscal year 2014 was $0.1 million of income compared to $0.3 million of income for the third quarter of fiscal year 2013. The $0.2 million decrease in income is primarily the result of the decrease in income from fair value adjustments in the third quarter of fiscal year 2014. The interest rate swap which was the source of the third quarter fiscal year 2013 income expired in June 2013.

Income Taxes

We recorded an estimated income tax provision of $4.6 million in the third quarter of fiscal year 2014 on pre-tax earnings of $13.5 million compared to an estimated income tax provision of $3.8 million on pre-tax earnings of $10.4 million in the third quarter of fiscal year 2013.

Our estimated effective tax rate for the third quarter of fiscal year 2014 was 34.0% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the third quarter of fiscal year 2013 was 36.3% inclusive of certain discrete items.

Equity in Earnings (Losses) of Investments

Equity in earnings of investments was $0.1 million for the third quarters of fiscal years 2014 and 2013 from our investment in Limco Del Mar, Ltd.

Nine Months Ended July 31, 2014 Compared to the Nine Months Ended July 31, 2013

Revenues

Total revenue for the nine months ended July 31, 2014 was $87.2 million compared to $70.6 million for the nine months ended July 31, 2013. The 23% increase of $16.6 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2014	2013	Change

Lemons	$65,909,000	$48,593,000	$17,316,000	36%
Avocados	7,320,000	10,455,000	(3,135,000)	(30)%
Navel and Valencia oranges	7,031,000	5,168,000	1,863,000	36%
Specialty citrus and other crops	3,221,000	2,898,000	323,000	11%
Agribusiness revenues	$83,481,000	$67,114,000	$16,367,000	24%

•	Lemons: The increase in the nine months ended July 31, 2014 was primarily the result of higher sales prices partially offset by decreased volume of fresh lemons sold. During the nine months ended July 31, 2014 and 2013, fresh lemon sales were $57.8 million and $42.8 million, respectively, on 2,460,000 and 2,683,000 cartons of lemons sold at average per carton prices of $23.49 and $15.95, respectively. The higher average per carton prices in fiscal year 2014 compared to fiscal year 2013 were primarily due to more favorable overall market conditions. The lemon prices we are currently enjoying are significantly higher than historical averages, and while we expect favorable prices to continue for the remainder of the year, we anticipate a settling back to historical averages in the coming months. Additionally, lemon by-product and other lemon sales were $8.1 million in the nine months ended July 31, 2014 compared to $5.8 million during the same period in fiscal year 2013.

•	Avocados: The decrease in the nine months ended July 31, 2014 was primarily the result of decreased volume, partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the nine months ended July 31, 2014, 6.7 million pounds of avocados were sold at an average per pound price of $1.09 per pound compared to 13.7 million pounds sold at an average per pound price of $0.75 during the same period in fiscal year 2013. We don’t expect to recognize significant avocado revenue for the remainder of fiscal year 2014.

•	Navel and Valencia oranges: The increase in the first nine months of fiscal year 2014 was primarily the result of higher sales prices partially offset by decreased volume of oranges sold. During the nine months ended July 31, 2014, 512,000 field boxes of oranges were sold at an average per field box price of $13.73 compared to 606,000 field boxes sold at an average per field box price of $8.52 during the same period in fiscal year 2013. The increase in prices in the nine months ended July 31, 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The increase in the nine months ended July 31, 2014 is primarily the result of higher sales prices partially offset by decreased volume of specialty citrus sold. During the nine months ended July 31, 2014, 160,000 field boxes of specialty citrus were sold at an average per field box price of $20.13 compared to 184,000 field boxes sold at an average per field box price of $15.75 during the same period in fiscal year 2013. The increase in prices in the nine months ended July 31, 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2014 were $72.7 million compared to $63.6 million for the nine months ended July 31, 2013, for a 14% increase of $9.1 million. This increase was primarily attributable to increases in our agribusiness costs, real estate development expenses and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2014	2013	Change

Packing costs	$14,141,000	$14,330,000	$(189,000)	(1)%
Harvest costs	9,266,000	6,805,000	2,461,000	36%
Growing costs	15,567,000	11,754,000	3,813,000	32%
Third-party grower costs	17,695,000	17,722,000	(27,000)	-
Depreciation and amortization	2,061,000	1,170,000	891,000	75%
Agribusiness costs and expenses	$58,730,000	$51,781,000	$6,949,000	13%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease in the nine months nine months ended July 31, 2014 was primarily attributable to a lower volume of fresh lemons packed and sold compared to the same period in fiscal year 2013. During the nine months ended July 31, 2014, we packed and sold 2,460,000 cartons of lemons at average per carton costs of $5.75 compared to 2,683,000 cartons packed and sold at average per carton costs of $5.34 during the same period in fiscal year 2013. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in the nine months ended July 31, 2014 was primarily attributable to higher lemon harvest volumes, resulting from the acquisitions of Associated and Lemons 400, partially offset by lower avocado and orange harvest volumes compared to the same period in fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning, irrigation and lease expense. The increase in the nine months ended July 31, 2014 is primarily due to $3.3 million of growing costs incurred at Associated and Lemons 400. There were no such costs incurred during the same period in fiscal year 2013. Additionally, we incurred $0.4 million higher additional rent from profit sharing on the Sheldon Ranch leases in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013.

•	Third-party grower costs: We pack and sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. Of the 2,460,000 and 2,683,000 cartons packed and sold during the nine months ended July 31, 2014 and 2013, respectively, 850,000 (35%) and 1,555,000 (58%) were procured from third-party growers at average per carton costs of $19.35 and $11.13, respectively. Additionally, we incurred $1.2 million of costs for purchased, packed fruit to sell in the nine months ended July 31, 2014 compared to $0.4 million during the same period in fiscal year 2013.

•	Depreciation expense for the nine months ended July 31, 2014 was $0.9 million higher than the nine months ended July 31, 2013 due to the acquisitions of Associated and Lemons 400.

Real estate development expenses in the nine months ended July 31, 2014 included a $0.4 million impairment charge recorded as a result of entering a letter of intent to sell Centennial. There were no impairment charges recorded during the same period in fiscal year 2013.

Selling, general and administrative expenses for the nine months ended July 31, 2014 were $10.3 million compared to $9.0 million for the same period in fiscal year 2013. This 15% increase of $1.3 million was primarily attributable to the following:

•	$0.7 million increase in salaries, benefits and incentive compensation primarily due to incentive compensation increases in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013;

•	$0.3 million of selling, general and administrative expenses incurred at Associated in the nine months ended July 31, 2014. There were no such expenses incurred during the same period in fiscal year 2013;

•	$0.3 million net increase in other selling, general and administrative expenses, including certain legal and consulting expenses associated with our growth initiatives, in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013.

Other Income (Expense)

Other income (expense) for the nine months ended July 31, 2014 was $0.3 million of income compared to $4.2 million of income for the same period in fiscal year 2013. The $3.9 million decrease in income was primarily attributable to the following:

•	$0.1 million decrease in interest expense as a result of lower average debt levels due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred since February 2013 has been capitalized on non-bearing orchards, real estate development projects and significant construction in progress;

•	$0.7 million decrease in income from fair value adjustments in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013. The interest rate swap which was the source of the fiscal year 2013 income expired in June 2013;

•	$3.1 million gain on the sale of stock in Calavo in the nine months ended July 31, 2013. There was no such sale of stock during the same period in fiscal year 2014.

•	$0.1 million corresponding decrease in Calavo dividend received in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013 due to fewer shares owned.

Income Taxes

We recorded an estimated income tax provision of $5.0 million in the nine months ended July 31, 2014 on a pre-tax income of $14.9 million compared to an estimated income tax provision of $3.5 million on pre-tax earnings of $9.5 million in the nine months ended July 31, 2013.

Our estimated effective tax rate for the nine months ended July 31, 2014 was 33.9% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the nine months ended July 31, 2013 was 37.2% inclusive of certain discrete items.

Equity in Earnings (Losses) of Investments

Equity in earnings (losses) of investments for the nine months ended July 31, 2014 was $0.1 million of earnings compared to $1.7 million of losses for the same period in fiscal year 2013. The $0.1 million of earnings in the nine months ended July 31, 2014 was from our investment in Limco Del Mar, Ltd. The $1.7 million of losses in fiscal year 2013 was primarily due to a loss recognized on our investment in HM East Ridge, LLC resulting from an agreement to sell the property owned by the LLC at an amount below net book value.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and nine months ended July 31, 2014 and 2013:

	Quarter Ended July 31,				Nine Months Ended July 31,
	2014		2013		2014		2013
Revenues:
Agribusiness	$35,173,000	96%	$28,626,000	95%	$83,481,000	96%	$67,114,000	95%
Rental operations	1,182,000	4%	1,064,000	4%	3,483,000	4%	3,155,000	4%
Real estate development	121,000	-	239,000	1%	196,000	-	328,000	1%
Total revenues	36,476,000	100%	29,929,000	100%	87,160,000	100%	70,597,000	100%
Costs and expenses:
Agribusiness	17,805,000	77%	15,932,000	80%	58,730,000	81%	51,781,000	81%
Rental operations	796,000	3%	638,000	3%	2,231,000	3%	1,895,000	3%
Real estate development	855,000	4%	444,000	2%	1,456,000	2%	913,000	2%
Corporate and other	3,640,000	16%	2,958,000	15%	10,326,000	14%	8,997,000	14%
Total costs and expenses	23,096,000	100%	19,972,000	100%	72,743,000	100%	63,586,000	100%
Operating income (loss):
Agribusiness	17,368,000		12,694,000		24,751,000		15,333,000
Rental operations	386,000		426,000		1,252,000		1,260,000
Real estate development	(734,000)		(205,000)		(1,260,000)		(585,000)
Corporate and other	(3,640,000)		(2,958,000)		(10,326,000)		(8,997,000)
Total operating income	$13,380,000		$9.957,000		$14,417,000		$7,011,000

Third Quarter of Fiscal Year 2014 Compared to the Third Quarter of Fiscal Year 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the third quarter of fiscal year 2014, our agribusiness segment revenue was $35.2 million compared to $28.6 million for the third quarter of fiscal year 2013. The 23% increase of $6.5 million primarily reflected higher lemon and orange partially offset by lower avocado revenue for the fiscal year 2014 third quarter compared to the fiscal year 2013 third quarter. The increase in agribusiness revenue consisted of the following:

•	Lemon revenue for the third quarter of fiscal year 2014 was $7.7 million higher than the third quarter of fiscal year 2013.

•	Avocado revenue for the third quarter of fiscal year 2014 was $1.6 million lower than the third quarter of fiscal year 2013.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2014 were $0.2 million higher than the third quarter of fiscal year 2013.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2014 were $0.2 million higher than the third quarter of fiscal year 2013.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. For the third quarter of fiscal year 2014, our agribusiness costs were $17.8 million compared to $15.9 million for the third quarter of fiscal year 2013. The 12% increase of $1.9 million primarily consisted of the following:

•	Packing costs for the third quarter of fiscal year 2014 were $0.2 million higher than the third quarter of fiscal year 2013.

•	Harvest costs for the third quarter of fiscal year 2014 were $0.5 million lower than the third quarter of fiscal year 2013.

•	Growing costs for the third quarter of fiscal year 2014 were $0.1 million lower than the third quarter of fiscal year 2013.

•	Third-party grower costs for the third quarter of fiscal year 2014 were $2.0 million higher than the third quarter of fiscal year 2013.

•	Depreciation and amortization expense for the third quarter of fiscal year 2014 was $0.3 million higher than the third quarter of fiscal year 2013.

Rental Operations

For the third quarter of fiscal year 2014 our rental operations had revenues of $1.2 million compared to $1.1 million in the third quarter of fiscal year 2013. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.7 million in the third quarter of fiscal year 2014 compared to $0.5 million in the third quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Revenues in our real estate development segment were $0.1 million in the third quarter of fiscal year 2014 compared to $0.2 million in the third quarter of fiscal year 2013.

Costs and expenses in our real estate development segment were $0.9 million in the third quarters of fiscal year 2014 compared to $0.4 million in the third quarter of fiscal year 2013.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the third quarter of fiscal year 2014 were approximately $0.7 million higher than the third quarter of fiscal year 2013. Depreciation expense was similar quarter to quarter.

Nine Months Ended July 31, 2014 Compared to the Nine Months Ended July 31, 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the nine months ended July 31, 2014, our agribusiness segment revenue was $83.5 million compared to $67.1 million for the nine months ended July 31, 2013. The 24% increase of $16.4 million primarily reflected higher lemon and orange revenues partially offset by lower avocado revenue for the fiscal year 2014 period compared to the fiscal year 2013 period. The increase in agribusiness revenue primarily consisted of the following:

•	Lemon revenue for the nine months ended July 31, 2014 was $17.3 million higher than the nine months ended July 31, 2013.

•	Avocado revenue for the nine months ended July 31, 2014 was $3.1 million lower than the nine months ended July 31, 2013.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2014 were $1.9 million higher than the nine months ended July 31, 2013.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2014 were $0.3 million higher than the nine months ended July 31, 2013.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. For the nine months ended July 31, 2014, our agribusiness costs and expenses were $58.7 million compared to $51.8 million for the nine months ended July 31, 2013. The 13% increase of $6.9 million primarily consisted of the following:

•	Packing costs for the nine months ended July 31, 2014 were $0.2 million lower than the nine months ended July 31, 2013.

•	Harvest costs for the nine months ended July 31, 2014 were $2.5 million higher than the nine months ended July 31, 2013.

•	Growing costs for the nine months ended July 31, 2014 were $3.8 million higher than the nine months ended July 31, 2013.

•	Third-party grower costs for the nine months ended July 31, 2014 were flat compared to the nine months ended July 31, 2013.

•	Depreciation and amortization expense for the nine months ended July 31, 2014 was $0.9 million higher than the nine months ended July 31, 2013.

Rental Operations

Our rental operations segment had revenues of approximately $3.5 million and $3.2 million in the nine months ended July 31, 2014 and 2013, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were approximately $1.9 million and $1.6 million for the nine months ended July 31, 2014 and 2013, respectively. Depreciation expense was similar period to period at approximately $0.3 million.

Real Estate Development

Our real estate development segment had revenues of approximately $0.2 and $0.3 million in the nine months ended July 31, 2014 and 2013, respectively.

Real estate development costs and expenses were approximately $1.5 million and $0.9 million for the nine months ended July 31, 2014 and 2013, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the nine months ended July 31, 2014 were approximately $1.3 million higher than the nine months ended July 31, 2013. Depreciation expense was similar period to period at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended July 31, 2014 and July 31, 2013

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended July 31,
	2014	2013
Revenues:
Agribusiness	$96,357,000	$80,755,000
Rental operations	4,578,000	4,219,000
Real estate development	512,000	418,000
Total revenues	101,447,000	85,392,000
Costs and expenses:
Agribusiness	70,556,000	62,457,000
Rental operations	2,937,000	2,566,000
Real estate development	1,971,000	1,195,000
Selling, general and administrative	13,179,000	11,705,000
Total costs and expenses	88,643,000	77,923,000
Operating income	12,804,000	7,469,000
Other income (expense):
Interest expense	-	(238,000)
Interest income from derivative instrument	-	923,000
Gain on sale of stock Calavo Growers, Inc.	-	3,138,000
Interest income and other	326,000	330,000
Total other income	326,000	4,153,000
Net income before income taxes and equity in earnings (losses) of investments	13,130,000	11,622,000
Income tax provision	(4,727,000)	(4,021,000)
Equity in earnings (losses) of investments	339,000	(1,470,000)
Net income	$8,742,000	$6,131,000

Trailing Twelve Months ended July 31, 2014 compared to the Trailing Twelve Months Ended July 31, 2013

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $16.1 million in the twelve months ended July 31, 2014 compared to the twelve months ended July 31, 2013 primarily due to increased agribusiness revenue, particularly increased lemon sales.

•	Total costs and expenses increased $10.7 million in the twelve months ended July 31, 2014 compared to the twelve months ended July 31, 2013 primarily due to increases in our agribusiness costs, real estate development expenses and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production resulting from the acquisitions of Associated and Lemons 400. The increase in real estate development expenses is primarily due to impairment charges recorded during the period. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain legal and consulting expenses associated with our strategic initiatives.

•	Total other income decreased $3.9 million in the twelve months ended July 31, 2014 compared to the twelve months ended July 31, 2013 primarily due to the April 2013 gain on sale of stock in Calavo Growers, Inc.

•	Income tax provision increased $0.7 million in the twelve months ended July 31, 2014 compared to the twelve months ended July 31, 2013 primarily due to the increase in net income before income taxes of $1.5 million and a decrease in the estimated effective tax rate.

•	Equity in earnings of investments increased $1.8 million in the twelve months ended July 31, 2014 compared to the twelve months ended July 31, 2013 primarily due to a $1.8 million loss recognized on the April 2013 sale of our HM East Ridge, LLC property. There was no such loss in the twelve months ended July 31, 2014.

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

For the nine months ended July 31, 2014 and 2013, net cash provided by operating activities was $17.8 million and $5.1 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the first nine months of fiscal year 2014 was $9.8 million compared to $6.0 million for the first nine months of fiscal year 2013. The increase of $3.8 million in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013 was primarily attributable to an increase in operating income of $7.4 million, a decrease in other income of $3.9 million, an increase in income tax provision of $1.5 million and an increase in equity in earnings of investments of $1.8 million.

•	Depreciation and amortization increased $1.0 million in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013 primarily due to the acquisitions of Associated and Lemons 400.

•	Impairments of real estate development assets was $0.4 million in the nine months ended July 31, 2014 as a result of entering into a letter of intent to sell Centennial.

•	During the nine months ended July 31, 2013, we sold 165,000 shares of Calavo Growers, Inc. stock, which resulted in a gain of $3.1 million. No such transaction occurred during the same period of fiscal year 2014.

•	Loss on disposals of fixed assets of $0.4 million in the nine months ended July 31, 2014 was the result of expenses incurred from orchard removals related to the Pilot Fallowing Program agreement with YMIDD and our 2014 orchard redevelopment plan. There were no expenses incurred from orchard removals during the same period in fiscal year 2013.

•	Non-cash stock compensation expense increased $0.2 million in the nine months ended July 31, 2014 compared to the same period in fiscal year 2013 primarily due to a $0.1 million increase in stock-based compensation for members of management and a $0.1 million increase for non-employee directors.

•	Equity in losses of investments was $1.7 million during the nine months ended July 31, 2013 primarily due to a loss recognized on our investment in HM East Ridge, LLC.

•	Non-cash interest income on derivative instrument was $0.7 million for the nine months ended July 31, 2014 and consisted of $1.1 million of mark to market adjustments to the underlying fair value net liability, partially offset by $0.4 million of amortization of the accumulated other comprehensive loss balance. This swap expired in June 2013.

•	Accounts and notes receivable used $4.6 million in operating cash flows during the nine months ended July 31, 2014 compared to using $5.9 million in operating cash flows during the same period in fiscal year 2013. This decrease was primarily the result of a $4.4 million increase in accounts receivable during the nine months ended July 31, 2014 compared to an increase of $5.7 million in accounts receivable during the same period in fiscal year 2013.

•	Cultural costs provided $1.4 million in operating cash flows during the nine months ended July 31, 2014 compared to providing $0.8 million in operating cash flows during the same period in fiscal year 2013, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the nine months ended July 31, 2014 compared to the same period in fiscal year 2013.

•	Accounts payable and growers payable provided $3.2 million in operating cash flows in the nine months ended July 31, 2014 compared to providing $1.1 million of operating cash flows during the same period in fiscal year 2013. The operating cash provided during the nine months ended July 31, 2014 is primarily the result of a $3.9 million increase in growers payable due to increased costs for fruit procured from third-party growers. The operating cash provided during the nine months ended July 31, 2013 is primarily the result of a $1.1 million increase in accounts payable due to increased agribusiness costs.

•	Accrued liabilities provided $3.3 million in operating cash flows in the nine months ended July 31, 2014 compared to providing $2.3 million of operating cash flows during the same period in fiscal year 2013. The operating cash provided during the nine months ended July 31, 2014 is primarily the result of $5.0 million accrued income taxes partially offset by $2.1 million of income tax payments during the period. The operating cash provided in the nine months ended July 31, 2013 was primarily due to a $2.7 million accrued income tax liability incurred during the period.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the nine months ended July 31, 2014 and represented $0.5 million of non-cash pension expense offset by $0.4 million of pension contributions. The $0.4 million of operating cash flows used in the nine months ended July 31, 2013 represented $1.1 million of pension contributions partially offset by $0.7 million of non-cash pension expense.

Cash Flows from Investing Activities

For the nine months ended July 31, 2014, net cash used in investing activities was $15.0 million compared to net cash provided by investing activities of $2.5 million during the same period in fiscal year 2013.

Net cash (used in) provided by investing activities is primarily comprised of capital expenditures and the sale of assets. Capital expenditures were $14.9 million in nine months ended July 31, 2014, comprised of $11.0 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities of $3.4 million, additional farm worker housing units of $3.6 million and orchard development of $1.9 million, $3.2 million for real estate development projects including $1.1 million for vineyard development at our Windfall Farms project and $0.7 million for the acquisition of a lemon packinghouse. Capital expenditures were $8.0 million in the nine months ended July 31, 2013, comprised of $3.9 million for property, plant and equipment primarily related to orchard development of $2.6 million and $4.1 million for real estate development projects. Offsetting these capital expenditures was $5.7 million net proceeds from the sale of the HM East Ridge property, $4.8 million of net proceeds from the sale of 165,000 shares of stock in Calavo and $0.4 million collection of a note receivable.

Cash Flows from Financing Activities

For the nine months ended July 31, 2014, net cash used in financing activities was $2.8 million compared to $7.4 million during the same period in fiscal year 2013.

The $2.8 million of cash used in financing activities during the nine months ended July 31, 2014 is comprised primarily of net payments of long-term debt in the amount of $10.0 million and net proceeds from our issuance of preferred stock in the amount of $9.3 million. The $7.4 million of cash used in financing activities during the nine months ended July 31, 2013 is comprised primarily of net payments of long term debt in the amount of $41.7 million and net proceeds from our public offering of common stock in the amount of $35.9 million. Additionally, we paid common and preferred dividends of $2.0 million in the nine months ended July 31, 2014 compared to $1.6 million in the same period of fiscal year 2013.

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

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. During the first nine months of fiscal year 2014, we capitalized approximately $3.4 million of costs in connection with construction services and equipment.

Rabobank Revolving Credit Facility

As of July 31, 2014, our outstanding borrowings under the Rabobank Credit Facility were $45.1 million and we had $48.7 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.95% at July 31, 2014. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. On March 31, 2014, we entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of our agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at July 31, 2014. We paid debt financing costs of $0.1 million related to this amendment.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of July 31, 2014, we had an aggregate of approximately $7.0 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of July 31, 2014, we had $4.9 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at July 31, 2014. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of July 31, 2014, our wholly owned subsidiary, Windfall Investors, LLC, had $1.6 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years after which time the rate becomes variable at a rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of July 31, 2014, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at July 31, 2014. This line of credit is secured by certain of our agricultural properties.

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

Issuance of Preferred Stock

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transaction was exempt from the registration requirements of The Securities Act of 1933, as amended.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At July 31, 2014, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $52.1 million in debt at 4.30% until June 2018.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank Credit Facility beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive loss and the liability is recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at July 31, 2014. Additional information, regarding the interest rate swaps can be found in the notes to the unaudited consolidated financial statements for the quarter ended July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q.

Of the remaining $12.1 million in debt, $10.5 million bears interest at variable rates, which were 2.75% or less at July 31, 2014 and $1.6 million bears interest at a fixed rate of 3.65%, which becomes variable in November 2014.

Contractual Obligations

The following table presents our Company’s contractual obligations at July 31, 2014 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$41,614,000	$77,000	$136,000	$40,146,000	$1,255,000
Variable rate debt (principal)	10,489,000	517,000	1,077,000	6,743,000	2,152,000
Operating lease obligations	11,268,000	1,657,000	3,368,000	2,745,000	3,498,000
Total contractual obligations	$63,371,000	$2,251,000	$4,581,000	$49,634,000	$6,905,000

Interest payments on fixed and variable rate debt	$9,664,000	$1,834,000	$3,626,000	$3,541,000	$663,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the unaudited consolidated financial statements for the three months ended and as of July 31, 2014 included elsewhere in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at July 31, 2014.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2013, 2012 and 2011. We paid Series B Stock dividends of approximately $0.2 million in the nine months ended July 31, 2014.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014. We paid a Series B-2 Preferred Stock dividend of approximately $0.1 million on July 1, 2014.

Defined Benefit Plan Contributions

As more fully described in the notes to our unaudited consolidated financial statements for the nine months ended July 31, 2014, our Company’s noncontributory, defined benefit, single employer pension plan (the “Plan”) was frozen as of June 30, 2004. In the nine months ended July 31, 2014, we made funding contributions of $0.4 million and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2014.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitled us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs, expired in the second quarter of fiscal year 2014 and were $0.2 million and $0.6 million in the nine months ended July 31, 2014 and 2013, respectively, and have averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred approximately $1.2 million and $0.5 million of lease expense in the nine months ended July 31, 2014 and 2013, respectively, related to these leases.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”), to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on the Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed $1,200 per acre. In the nine months ended July 31, 2014, we incurred $15,000 of lease expense related to this lease agreement.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2014 elsewhere in this Quarterly Report on Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Agribusiness revenue – Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packinghouses. Revenue from the sales of certain of our Company’s agricultural products is recorded based on estimated proceeds provided by certain of our Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by our Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, our Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to our Company by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2014, we capitalized approximately $3.4 million of costs related to our real estate projects and expensed approximately $1.4 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. In July 2014, we recorded an impairment charge of $0.4 million and we recorded impairment charges of $0.1 million, zero, and $1.2 million in fiscal years 2013, 2012 and 2011, respectively.  These charges were based on independent appraisals and other factors and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2014, we entered into a purchase agreement with Marlin Ranching Company. As part of the consideration for the purchase of property and equipment from Marlin Ranching Company, we issued 23,455 shares of our common stock at a price of $22.11 per share on June 30, 2014, valued at $518,600. Based on representations made by third-parties, such issuance was exempt from registration pursuant to Rule 506(b) of The Securities Act of 1933, as amended.

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

LIMONEIRA COMPANY

September 9, 2014	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2014	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

