Form 10-K
period 2014-10-31
Limoneira CO
filed 2015-01-12
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $247.2 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2014 was 14,109,702.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to hold on March 24, 2015, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2014.

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

In addition, this Annual Report contains industry data related to our business and the markets in which we operate. This data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results could differ from the projections. We urge you to carefully review this Annual Report, particularly the section entitled “Risk Factors,” for a complete discussion of the risks of an investment in our common stock.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Annual Report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

3

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

Overview

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,500 acres of land, water resources and other assets to maximize long-term stockholder value.  Our current operations consist of fruit production, sales and marketing, rental operations, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare and San Bernardino Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,000 acres of lemons, 1,200 acres of avocados, 1,400 acres of oranges and 700 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own or lease.  Water for our California farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We use ground water and water from local water districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water in San Bernardino County. Following our acquisition of Associated Citrus Packers, Inc. (“Associated”) we began using ground water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”).

For more than 100 years, we have been making strategic investments in California agricultural and real estate development.  As of the date of this Annual Report, we have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 200 completed units and another approximately 1,800 units in various stages of planning and entitlement.

Fiscal Year 2014 Highlights and Recent Developments

In June 2013, we announced plans to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.8 million and will be completed and available for rent during 2015. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We capitalized approximately $5.8 million of costs related to this project in fiscal year 2014.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities in Santa Paula, California.  The project is expected to increase the efficiency and capacity of our packing facilities. During fiscal year 2014, we capitalized approximately $8.2 million of costs in connection with construction services and equipment. The project is expected to cost $19 million to $21 million and be operational in 2015.

During December 2013 and revised in December 2014, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. We recorded revenues of approximately $0.2 million and a loss on disposal of orchards of approximately $0.2 million in fiscal year 2014 related to this program.

On March 31, 2014, we entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release the security interest held by Rabobank N.A. (“Rabobank”) in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of our agricultural properties located in Ventura and Tulare Counties in California. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at October 31, 2014. We paid debt financing costs of approximately $0.1 million related to this amendment.

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to an entity (“WPI”) affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9.3 million. The transactions were exempt from the registration requirements of Securities Act of 1933, as amended.

In connection with the sale of the Series B-2 Preferred Stock, Associated and another affiliate (“WPI-ACP”) of WAM entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled. The net proceeds of any monetization event would be shared equally by the parties. This transaction is further described in the notes to the consolidated financial statements.

In May 2014, we submitted the Master Tentative Tract Map and Supplemental Environmental Impact Report for our East Area I real estate development project to the City of Santa Paula. These items are expected to be approved during 2015.

On June 30, 2014, we acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. Both companies are privately owned Arizona corporations located in Yuma, Arizona. The purchase price was $1.7 million, comprised of 23,455 unregistered shares of our common stock valued at approximately $0.5 million, $0.7 million in cash, contingent consideration consisting of an earn-out with a fair value of $0.3 million and a deferred cash payment of approximately $0.2 million to be made upon the completion of certain land remediation activities required to be completed by the seller. The earn-out has a maximum value of $0.4 million in cash based on the operating profits of the acquired business, as defined in the purchase agreement, over a five-year period ending October 31, 2019. The liability for the fair value of the earn-out is included in other long term liabilities and the deferred cash payment is included in accrued liabilities in the accompanying October 31, 2014 balance sheet. Transaction costs associated with the acquisition were not significant and were expensed in fiscal year 2014. The acquisition was accounted for as a business combination. Revenues of approximately $0.2 million and operating loss of approximately $0.5 million are included in our fiscal year 2014 results of operations.

On August 14, 2014, through our wholly owned subsidiary, Limoneira Chile SpA, we invested approximately $1.8 million for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. We will earn equity income from our investment and $0.50 per carton on lemon sales to Asian markets. Our investment includes certain preferred interest provisions through December 31, 2016, including cash distributions of 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on our investment. In addition, we have the right to acquire the 52% interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement.

In September 2014, we filed a Registration Statement on Form S-3 with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on October 1, 2014. Utilizing a “shelf” process, we registered our common stock, par value $0.01 per share, which may be offered and sold in one or more offerings at indeterminate prices for a maximum aggregate offering price of up to $75.0 million.

For the year ended October 31, 2014, we declared dividends to our common shareholders totaling $0.17 per share in the aggregate amount of approximately $2.3 million compared to $0.15 per share in the aggregate amount of approximately $1.9 million for fiscal year 2013. On December 16, 2014, we declared a $0.045 per share dividend to be paid on January 15, 2015 in the aggregate amount of approximately $0.6 million to common shareholders of record on December 29, 2014.

Business Segments

We have three business segments: agribusiness, rental operations, and real estate development.  The agribusiness segment includes our farming and lemon packing and sales operations.  The rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The real estate development segment includes our real estate projects and development. Financial information and further discussion of these segments are contained in the notes to the accompanying consolidated financial statements of this Annual Report.

Agribusiness

Our agribusiness segment includes our farming and lemon packing and sales operations. The agribusiness segment represented approximately 95%, 94% and 93% of our fiscal year 2014, 2013 and 2012 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare and San Bernardino Counties in California and Yuma County in Arizona, which collectively consist of approximately 4,000 acres of lemons, 1,200 acres of avocados, 1,400 acres of oranges and 700 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 4,000 acres of lemons planted primarily in Ventura and Tulare Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 45% of our lemons are grown in Ventura County, 30% are grown in Tulare County, 25% are grown in Yuma County, Arizona and 5% are grown in San Bernardino County, California.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California grown lemons are available throughout the year, with peak production periods occurring from January through August.  Approximately 90% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 10% are of other varieties such as sweet Meyer lemons, proprietary seedless lemons and pink variegated lemons. The storage life of fresh lemons generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

With an average annual production of approximately 750,000 tons of lemons, California accounts for approximately 90% of the United States lemon crop, with Arizona producing a vast majority of the rest.  Between 50% and 70% percent of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences.  Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or carbonated beverages or other drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year round.

Avocados.  We are one of the largest avocado growers in the United States with approximately 1,200 acres of avocados planted throughout Ventura County.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

Over the last 70 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis.  California-grown avocados are available year round, with peak production periods occurring between February and September.  Other avocado varieties have a more limited picking season and typically command a lower price.  Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses.  Approximately 98% of our avocado plantings are of the Hass variety.  The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Oranges.  While we are primarily known for our high-quality lemons, we also grow oranges.  We have approximately 1,400 acres of oranges planted throughout Tulare County, California.  In California, the growing area for oranges stretches from Imperial County to Yolo County.

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

We utilize Sunkist to market and sell a portion of our oranges under the Sunkist brand to food service wholesale and retail customers. As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges, and orders are processed by third-party packinghouses for direct shipment to customers.  We typically partner with third-party packinghouses to process and ship our oranges.  We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 700 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios and olives.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange. Similar to our oranges, a portion of our specialty citrus is marketed and sold under the Sunkist brand by Sunkist and packed and shipped to major retail operations in the United States through arrangements with other packinghouses.

We market our other specialty crops, such as pistachios and olives, independently. All of our pistachios are harvested and sold to an independent roaster, packager and marketer of nuts.  Our olives are harvested and sold to third-party packers and shippers.

We have agricultural plantings on properties located throughout Ventura, Tulare, and San Bernardino Counties in California and in Yuma, Arizona.  The following is a description of our agriculture properties:

		Total				Specialty
Ranch Name	County / State	Acres	Lemons	Avocados	Oranges	Crops	Other

Limoneira/Olivelands	Ventura, CA	1,700	700	500	-	-	500
Orchard Farm	Ventura, CA	1,100	400	-	-	-	700
Teague McKevett	Ventura, CA	500	200	200	-	-	100
La Campana	Ventura, CA	300	100	200	-	-	-
Rancho La Cuesta	Ventura, CA	200	100	-	-	-	100
Limco Del Mar	Ventura, CA	200	100	100	-	-	-
Porterville Ranches	Tulare, CA	1,200	400	-	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	-	400	200	100
Sheldon	Tulare, CA	1,000	100	-	600	200	100
Lemons 400	Tulare, CA	800	400	-	-	-	400
Cadiz	San Bernardino, CA	300	200	-	-	-	100
Associated Citrus Packers	Yuma, AZ	1,300	1,000	-	-	-	300
Other agribusiness land	Ventura, CA	900	-	200	-	100	600
Total		10,500	4,000	1,200	1,400	700	3,200
Percentage of Total		100%	38%	11%	13%	7%	31%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the heading “Real Estate Development.”

Limco Del Mar is owned by a limited partnership of which we are the general partner and own an interest of 23.4%, which is comprised of a 1.3% general partner interest and a 22.1% limited partner interest.

We manage the farming operations of the Sheldon and Cadiz Ranches under operating lease arrangements.

The other agribusiness land in the table above include corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs, and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow typically are non-producing for approximately the first four years after planting. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	100	700	800	1,600
Avocados	100	700	400	1,200
Total Ventura, CA	200	1,400	1,200	2,800
Tulare, CA
Lemons	400	300	500	1,200
Oranges	100	700	600	1,400
Specialty	100	400	100	600
Total Tulare, CA	600	1,400	1,200	3,200

San Bernardino, CA - Lemons	200	-	-	200

San Luis Obispo, CA – Wine Grapes	100	-	-	100

Yuma, AZ - Lemons	200	500	300	1,000
Total	1,300	3,300	2,700	7,300
Percentage of Total	18%	45%	37%	100%

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America.  We pack and sell lemons grown by us as well as lemons grown by others.  Lemons delivered to our packinghouses in Santa Paula, California and Yuma, Arizona are sized, graded, cooled, ripened and packed for delivery to customers.  Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

A significant portion of the costs related to our lemon packing operation is fixed.  Our strategy for growing the profitability of our lemon packing operations calls for optimizing the percentage of a crop that goes to the fresh market, or fresh utilization, and procuring a larger percentage of the California and Arizona lemon crop.

We invest considerable time and research into refining and improving our lemon operations through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers.

Rental Operations

Our rental operations segment includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations segment represented approximately 4%, 5% and 6% of our fiscal year 2014, 2013 and 2012 consolidated revenues, respectively.

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

Leased Land

As of October 31, 2014, we lease approximately 600 acres of our land to third party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of our tenant Agromin, a processor of premium soil products and a green waste recycler located in Oxnard, California, we have created and implemented an organic recycling program.  Agromin provides green waste recycling for cities in Santa Barbara, Los Angeles and Ventura Counties. We worked with Agromin to develop an organic recycling facility on our land in Ventura County, to receive green materials (lawn clipping, leaves, bark, plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees Agromin collects from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development

Our real estate development segment includes our real estate development operations.  The real estate development segment represented approximately 1% of our consolidated revenues in fiscal years 2014, 2013 and 2012, respectively.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate.  Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 1,800 units in various stages of planning and development.  The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California.  East Area I, also referred to as the Santa Paula Gateway, consists of 523 acres that we presently use as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources, or SOAR, ordinance that mandates a public vote of the City of Santa Paula for land use conversion.  We are currently in the process of obtaining final documentation to complete the entitlement and we have executed a 30-year pre-annexation and development agreement with the City of Santa Paula.  The development agreement with the City of Santa Paula related to East Area I was approved by ordinance No. 1191, such ordinance became effective April 17, 2008, and contemplates a development project consisting of up to 1,500 residential units and an estimated 811,000 square feet of office, retail, and light industrial and civic facilities, together with schools, park sites and open spaces.  East Area I was annexed into the City of Santa Paula in February 2013. We are currently working on tract mapping and design activities. We are also currently evaluating potential development partners and transaction structure alternatives for the project. Our goal is to break ground on the project in 2015, subject to general business, market and economic conditions. We expect to develop this property with financial and development partners, outside consultants and our own internal resources. If economic and market conditions do not provide us with attractive development opportunities, however, we are prepared to continue using this land for agricultural purposes until such development opportunities present themselves.

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

Windfall Farms - Creston, California.  Windfall Farms is an approximately 700 acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expired at the end of calendar year 2012 and presently 74 parcels as large as ten acres can be subdivided and resold, creating small agricultural parcels with home sites. We planted approximately 100 acres of vineyards during fiscal year 2014 and expect to plant an additional 100 acres in fiscal year 2015. Vineyards are generally productive after four years.

Santa Maria - Santa Barbara County, California.  In early fiscal 2007, we invested in four entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel follows:

•	Centennial Square has been approved for 138 apartments on 6 acres, is close to medical facilities, shopping and transportation.

•	The Terraces at Pacific Crest is an approximately eight-acre parcel approved for 112 attached-housing units.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use.

•	The East Ridge property, which was approved for single family homes, was sold in fiscal year 2013.

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

Competitive Strengths

Agribusiness

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with a variety of crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness segment:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, and in Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 85% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	Our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations allow us to enter into marketing alignments with successful companies in their respective products.

•	Since 2010, we have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

•	We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California and provides a significant portion of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

•	We have made various other investments in water rights, mutual water companies and cooperative memberships. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co., and Pioneer Water Company, Inc. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the YMIDD with our acquisition of Associated.

Rental Operations

With respect to our rental operations segment, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a profitable alternative to under-producing tree crop acreage.

•	Our organic recycling tenant provides us with a low cost, environmentally friendly solution to weed and erosion control.

Real Estate Development

With respect to our real estate development segment, we believe our competitive advantages are as follows:

•	Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Maria, which we believe have desirable climates for lifestyle families, retirees, and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our East Area I (Santa Paula Gateway) development and approximately 300 residential units in our Santa Maria properties.

•	Several of our agricultural and real estate investment properties are unique and carry longer term development potential. These include Limco Del Mar and Windfall Farms, both as discussed above in “Real Estate Development.”

•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property. Our Santa Maria properties have approximately 3 acres zoned for mixed use retail, commercial and light manufacturing.

Business Strategy

While each of our business segments has a separate business strategy, we are an agribusiness and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized, we intend to seek to expand our agribusiness into new regions and markets and invest in cash producing residential, commercial and industrial rental assets.

The following describes the key elements of our business strategy for each of our agribusiness, rental operations and real estate development business segments.

Agribusiness

With respect to our agribusiness segment, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and lemons we acquire from California-based third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year. The acquisition of Associated in Yuma, Arizona added to our lemon supply during the first and fourth quarters.

•	Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plant. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year-old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. As described above in “Overview – Fiscal Year 2014 Highlights and Recent Developments,” we recently began an expansion project for our lemon packing facilities. The project commenced in early 2014 and our goal is to be substantially complete in the spring of 2015. We expected that this project will ultimately increase fresh lemon processing capacity and lower our packing costs by reducing labor and handling inputs.

•	Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We intend to opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with and ownership stake in Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

Rental Operations

With respect to our rental operations segment, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. Consequently, we are building 71 additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

•	Opportunistically Lease Land to Third-Party Crop Farmers. We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns. When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek third-party row crop tenants.

•	Opportunistically Expand our Income-Producing Commercial and Industrial Rental Assets. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Real Estate Development

With respect to our real estate development segment, key elements of our strategy include:

•	Selectively and Responsibly Develop our Agricultural Land. We recognize that long-term strategies are required for successful real estate development activities. We thus intend to maintain our position as a responsible agricultural land owner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

•	Opportunistically Increase our Real Estate Holdings. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Customers

Since November 2010, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 160 U.S. and international customers during fiscal year 2014. Our specialty citrus and other crops are sold through Sunkist and other third-party packinghouses. We sell all of our avocados to Calavo.

Information about Geographic Areas

During fiscal year 2014, lemon sales were comprised of 74% domestic sales, 25% sales to domestic exporters and 1% international sales. During fiscal year 2013, lemon sales were comprised of 72% domestic sales, 27% sales to domestic exporters and 1% international sales. During fiscal year 2012, lemon sales were comprised of 79% domestic sales and 21% sales to domestic exporters. All of our long-lived assets are located within the United States and we have an investment in a citrus packing, marketing and sales business in La Serena, Chile.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter.  Our lemons are generally grown and marketed throughout the year. Our avocados are sold generally throughout the year with the peak months being March through July.  Our Navel oranges are primarily sold January through April and our Valencia oranges are primarily sold June through September. Our specialty citrus is sold from November through June and our specialty crops, such as pistachios and olives, are sold in September and/or October.

Competition

The lemon, avocado, orange and specialty citrus and other crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Such fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. In another sense, we compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of fruit and tree nuts generate approximately $19 billion of fruit and tree nuts each year, about 15% of which is exported. For our specific crops, the size of the U.S. market is approximately $375 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which we operate is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California.  The degree of competition has increased due to the current economic climate, which has caused an oversupply of comparable real estate available-for-sale or lease due to the decline in demand as a result of the recent downturn in the housing market and the credit crisis of the recent past.  Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.  Windfall Farms competes generally with the second home and life-style real estate market, which includes golf course communities, marinas, destination resorts and other equestrian facilities located in Southern California, and, therefore, its competition ranges over a greater area and range of consumer options.

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

Employees

At October 31, 2014, we had 331 employees, 74 of which were salaried and 257 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

Research and Development

Our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality and value-added product development.  Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as the development of specifically adapted plant varieties, land preparation, fertilization, pest and disease control, post-harvest handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices.  Research efforts are also directed towards integrated pest management.  We conduct agricultural research at field facilities throughout our growing areas. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any such year.

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

Fresh produce is also vulnerable to crop disease and to pests, e.g. the Mediterranean Fruit Fly and the Asian Citrus Psyllid (“ACP”), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

Due to the discovery of ACP, the California Department of Food and Agriculture has initiated quarantines and related restrictions in several citrus growing regions of California including Ventura and Tulare counties, which is where our California citrus orchards are located. The quarantine prohibits the movement of nursery stock out of quarantine areas and requires that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area.

ACP is an aphid–like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglonbing (“HLB”), when it feeds on the plants’ leaves and trees. By itself, ACP causes only minor cosmetic damage to citrus trees. HLB, however, is considered to be one of the most devastating diseases of citrus in the world. Symptoms of HLB include yellow shoots, leaf mottle, small upright leaves and lopsided fruit with a bitter flavor. Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected. Currently, there is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading. Both ACP and HLB are federal action quarantine pests subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”). ACP and HLB exist in Florida, Louisiana, Georgia, South Carolina and Texas. To date, one instance of HLB has been detected in Los Angeles County, but there can be no assurance that HLB will not be further detected in the future. ACP and HLB also exist in Mexico and certain other countries.

ACP has been detected in Ventura County, including our orchards, however, the quarantine and treatment of ACP under current protocols is not expected to have a significant direct financial impact on us. There are a number of registered insecticides known to be effective against ACP. However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons. Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to us. Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our trees. Agribusiness costs could also increase significantly as a result of HLB. For example, a recent study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%. We incurred $0.2 million in costs during fiscal year 2014 related to pest control efforts targeted against ACP.

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

Prior to November 1, 2010, most of our lemons were marketed and sold under the Sunkist brand to food service industry wholesale and retail customers in the United States, Canada, Asia and certain other markets primarily through Sunkist, an agricultural marketing cooperative. Effective November 1, 2010, we terminated the Sunkist License Agreement and began to market and sell our lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. This strategy represents a significant departure from our traditional method of selling our lemons through Sunkist.

Obtaining and retaining customers, particularly chain stores and other large customers, is highly competitive, and the prices or other terms of our sales arrangements may not be sufficient to retain existing business, maintain current levels of profitability or obtain new business. Industry consolidation (horizontally and vertically) and other factors have increased the buying leverage of the major grocery retailers in our markets, which may put further downward pressure on our pricing and volume and could adversely affect our results of operations.

Our earnings are sensitive to fluctuations in market supply and prices and demand for our products.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally January through April and our Valencia oranges are sold generally June through September. Our avocados are sold generally throughout the year with the peak months being March through July. Our specialty citrus is sold generally from November through June and our pistachios and olives are sold in September and October.

Currency exchange fluctuation may impact the results of our operations.

We distribute our products both nationally and internationally. Our international sales are transacted in U.S. dollars. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. In the past, periods of a strong U.S. dollar relative to other currencies have led international customers, particularly in Asia, to find alternative sources of fruit.

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

The price of various commodities can significantly affect our costs. The cost of petroleum-based products is volatile and there can be no assurance that there will not be further increases in such costs in the future. If the price of oil rises, the costs of our herbicides and pesticides can be significantly impacted.

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

The average rainfall in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses and in some cases Governmental authorities have diverted water to other uses. As California has grown, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County and we use ground water in San Bernardino County. Following our acquisition of Associated we began using ground water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack are significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, announced that no water is expected to be provided to San Joaquin Valley farmers in 2014 and only 50% of the contracted amount will be provided to urban areas from this water system.

The impact of the drought on water consumers varies with the sources of available water. Depending on the location of our agricultural operations, we obtain our water from aquifers, water delivered by federal, state and local irrigation districts, and rainfall. Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.

Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin.

We use a combination of ground water provided by wells and water from various local water districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley.

We use ground water provided by wells at the Cadiz Ranch in San Bernardino County, California.

Our Associated Citrus Packers farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells which derive water from the Paso Robles Basin.

For fiscal year 2014, irrigation costs for our agricultural operations were $0.3 million greater than for fiscal year 2013, resulting from pumping more water from wells and basins due to less rainfall. We expect this trend to continue as we pump more water than our historical averages as demand for limited water supplies increases the cost for such supplies and federal, state and local water delivery infrastructure costs increase to access these limited water supplies.

We believe we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations segments of our business and currently do not anticipate that the California drought will have a material impact on our operating results. However, if the current drought conditions persist or worsen or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

The use of herbicides, pesticides and other potentially hazardous substances in our operations may lead to environmental damage and result in increased costs to us.

We use herbicides, pesticides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with the improper application, accidental release or use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have a material adverse effect on our business, results of operations and financial condition.

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

Events or rumors relating to LIMONEIRA or our other trademarks and related brands could significantly impact our business.

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

We intend to continue to consider acquisition prospects that we think complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

Our revolving credit and term loan facilities contain various restrictive covenants that limit our ability to take certain actions. In particular, these agreements limit our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments or acquisitions;

•	create certain liens on our assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer substantially all our assets; and

•	transfer and sell assets.

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2014 and 2013, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility.

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

Our Rabobank Credit Facility and a portion of our two term loans (“Farm Credit West Term Loans”) and non-revolving line of credit (“Farm Credit West Line of Credit”) with Farm Credit West, FLCA and Farm Credit West, PCA (collectively “Farm Credit West”) currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or Farm Credit West Line of Credit, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $55.0 million investment we have in the projects could be impaired in the future.

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

Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, the present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may (i) result in delays, (ii) cause us to incur additional costs for compliance, where a significant amount of our developable land is located, mitigation and processing land use applications, or (iii) preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development may oppose our projects vigorously, so litigation challenging their approval could occur. Recent concerns over the impact of development on water availability and global warming increases the breadth of potential obstacles that our developments face.

Our developable land is concentrated entirely in California and Arizona.

All of our developable land is located in California and Arizona, and our business is especially sensitive to the economic conditions within California. Any adverse change in the economic climate of California, Arizona, or our regions of those states, and any adverse change in the political or regulatory climate of California or Arizona, or the counties where our land is located in such states, could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

If the real estate industry weakens or instability of the mortgage industry and commercial real estate financing exists, it could have an adverse effect on our real estate business.

Our residential housing projects are currently in various stages of planning and entitlement, and therefore they have not been impacted by the downturn in the housing market or the mortgage lending crisis. Recent trends in the housing market have been improving; however, if the residential real estate market weakens or instability of the mortgage industry and commercial real estate financing exists, our residential real estate business could be adversely affected. An excess supply of homes available due to foreclosures or the expectation of deflation in house prices could also have a negative impact on our ability to sell our inventory when it becomes available.

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

As of October 31, 2014, directors and members of our executive management team beneficially owned or controlled approximately 4.8% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 8,300 acres of farm land in California, with approximately 4,000 acres located in Ventura County and approximately 3,000 acres located in Tulare County, which is in the San Joaquin Valley, and we own approximately 1,300 acres located in Yuma, Arizona.  We lease approximately 30 acres of land located in Ventura County, approximately 1,000 acres in Tulare County and approximately 300 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 4,000 acres of lemons, approximately 1,200 acres of avocados, approximately 1,400 acres of oranges and approximately 700 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre

Limoneira/Olivelands Ranch	1,700	$767,000	1907, 1913, 1920	$451
Orchard Farm Ranch	1,100	$3,240,000	1920	$2,945
La Campana Ranch	300	$758,000	1964	$2,526
Teague McKevett Ranch	500	$8,253,000	1994	$16,506
Rancho La Cuesta Ranch	200	$2,899,000	1994	$14,495
Porterville Ranch	700	$6,427,000	1997	$9,181
Ducor Ranch	900	$6,064,000	1997	$6,738
Wilson Ranch	100	$1,100,000	2001	$11,000
Jencks Ranch	100	$846,000	2007	$8,460
Stage Coach Ranch	100	$603,000	2012	$6,030
Martinez Ranch	200	$1,363,000	2012	$6,815
Associated Citrus Packers, Inc.	1,300	$15,035,000	2013	$11,565
Lemons 400	800	$5,180,000	2013	$6,475
Other agribusiness land	300	$1,296,000	various	$4,320
	8,300	$53,831,000

The book value of our agribusiness land holdings of $53,831,000 differs from the land balance of $47,246,000 included in property plant and equipment in the notes to the consolidated financial statements in Item 8 of Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes leased farm land, rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers.  We are in the process of upgrading our Santa Paula packing facility for additional capacity and are scheduled to complete the upgrade in fiscal 2015. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own approximately 200 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We are in the process of building an additional 71 residential rental units in Ventura County, California which are scheduled to be available for rent in fiscal 2015.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,800 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our California farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers).  We use ground water and water from local water districts in the San Joaquin Valley and ground water in San Bernardino County. We believe we have adequate supplies of water for our agricultural operations as well as our rental and real estate development segments of our business and currently do not anticipate that the California drought will have a material impact on our operating results.

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

Our California water resources include approximately 17,000 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. In connection with our September 6, 2013 acquisition of Associated and its property ownership in Yuma, Arizona and its related membership in the YMIDD, we have been allocated approximately 11,000 acre feet of water sourced from the Colorado River.  During December 2013 and revised in December 2014, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. Additionally, we own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and in fiscal year 2013 we signed a five year lease with Vintage Petroleum, LLC to allow seismic testing on approximately 1,500 acres. We will receive a 20% royalty if any oil and gas is extracted.

Item 3. Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business.  Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings, and no such proceedings are, to our knowledge, contemplated by governmental authorities.

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

	High	Low
2014
Fourth Quarter Ended October 31, 2014	$25.66	$21.14
Third Quarter Ended July 31, 2014	$23.40	$21.11
Second Quarter Ended April 30, 2014	$23.70	$20.51
First Quarter Ended January 31, 2014	$27.41	$20.77
2013
Fourth Quarter Ended October 31, 2013	$27.13	$20.12
Third Quarter Ended July 31, 2013	$22.44	$18.50
Second Quarter Ended April 30, 2013	$21.95	$18.12
First Quarter Ended January 31, 2013	$22.72	$18.52

Holders

On December 31, 2014, there were 279 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2014
Fourth Quarter Ended October 31, 2014	$0.0450
Third Quarter Ended July 31, 2014	$0.0450
Second Quarter Ended April 30, 2014	$0.0375
First Quarter Ended January 31, 2014	$0.0375
2013
Fourth Quarter Ended October 31, 2013	$0.0375
Third Quarter Ended July 31, 2013	$0.0375
Second Quarter Ended April 30, 2013	$0.0375
First Quarter Ended January 31, 2013	$0.0375

We expect to continue to pay quarterly dividends at a rate similar to the fourth quarter of 2014 to the extent permitted by the financial results of our business and other factors beyond management’s control.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference herein from our Proxy Statement (as defined in Part III of this Annual Report on Form 10-K).

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

	Years Ended October 31,
	2014	2013	2012	2011	2010

Total revenues	$103,462,000	$84,884,000	$65,828,000	$52,495,000	$54,284,000
Net income	$6,991,000	$4,906,000	$3,150,000	$1,598,000	$323,000
Basic and diluted net income per common share	$0.46	$0.36	$0.26	$0.12	$0.01
Total assets	$247,638,000	$209,914,000	$172,622,000	$159,028,000	$159,438,000
Current and long-term debt	$68,354,000	$62,132,000	$89,635,000	$82,871,000	$85,938,000
Convertible preferred stock	$12,331,000	$3,000,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock	$0.17	$0.15	$0.13	$0.13	$0.13

As further described in Note 22 to the consolidated financial statements, during March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to WPI, which is affiliated with WAM for total proceeds of $9.3 million.

As further described in Note 3 to the consolidated financial statements, on September 6, 2013 we completed the acquisition of all of the outstanding stock of Associated, a privately owned Arizona corporation, for $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $16.0 million based on our Company’s stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code.

As further described in Note 3 to the consolidated financial statements, on October 11, 2013, we completed the acquisition of Lemons 400 for $8,750,000 cash. This property, located in the town of Porterville in Tulare County, California, consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

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

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,500 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare and San Bernardino Counties in California, and Yuma Arizona, which plantings consist of approximately 4,000 acres of lemons, 1,200 acres of avocados, 1,400 acres of oranges and 700 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore, Santa Barbara and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water in San Bernardino County. We also use ground water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have five active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 200 completed units and another approximately 1,800 units in various stages of development.

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

Recent Developments – refer to Part I, Item 1 “Fiscal Year 2014 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
	2014	2013	2012
Revenues:

Agribusiness	$98,522,000	$79,990,000	$61,553,000
Rental operations	4,640,000	4,250,000	4,023,000
Real estate development	300,000	644,000	252,000
Total revenues	103,462,000	84,884,000	65,828,000
Costs and expenses:
Agribusiness	74,325,000	63,607,000	47,300,000
Rental operations	3,073,000	2,601,000	2,418,000
Real estate development	1,400,000	1,333,000	1,037,000
Impairments of real estate development assets	435,000	95,000	-
Selling, general and administrative	14,336,000	11,850,000	10,517,000
Total costs and expenses	93,569,000	79,486,000	61,272,000
Operating income:
Agribusiness	24,197,000	16,383,000	14,253,000
Rental operations	1,567,000	1,649,000	1,605,000
Real estate development	(1,535,000)	(784,000)	(785,000)
Selling, general and administrative	(14,336,000)	(11,850,000)	(10,517,000)
Operating income	9,893,000	5,398,000	4,556,000
Other income (expense):
Interest expense	-	(124,000)	(508,000)
Interest income from derivative instruments	-	711,000	739,000
Gain on sale of stock in Calavo Growers, Inc.	-	3,138,000	-
Interest income	60,000	85,000	104,000
Equity in earnings (losses) of investments	263,000	(1,449,000)	173,000
Other income, net	348,000	382,000	64,000
Total other income	671,000	2,743,000	572,000

Income before income taxes	10,564,000	8,141,000	5,128,000
Income tax provision	(3,573,000)	(3,235,000)	(1,978,000)
Net income	$6,991,000	$4,906,000	$3,150,000

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

	Years Ended October 31,
	2014	2013	2012

Net income	$6,991,000	$4,906,000	$3,150,000
Total interest income, net	(60,000)	(672,000)	(335,000)
Income taxes	3,573,000	3,235,000	1,978,000
Depreciation and amortization	3,516,000	2,403,000	2,131,000
EBITDA	14,020,000	9,872,000	6,924,000
Impairments of real estate development assets	435,000	95,000	-
Adjusted EBITDA	$14,455,000	$9,967,000	$6,924,000

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

Total revenue for fiscal year 2014 was $103.5 million compared to $84.9 million for fiscal year 2013. The 22% increase of $18.6 million was primarily the result of increased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2014	2013	Change

Lemons	$79,726,000	$58,137,000	$21,589,000	37%
Avocados	7,374,000	11,683,000	(4,309,000)	(37)%
Navel and Valencia oranges	7,616,000	5,528,000	2,088,000	38%
Specialty citrus and other crops	3,806,000	4,642,000	(836,000)	(18)%
Agribusiness revenues	$98,522,000	$79,990,000	$18,532,000	23%

•	Lemons: The increase in fiscal year 2014 was primarily the result of higher prices for fresh lemons sold partially offset by decreased volume. During fiscal years 2014 and 2013, fresh lemon sales were $69.8 million and $51.5 million, respectively, on 2.9 million and 3.1 million cartons of lemons sold at average per carton prices of $24.07 and $16.61, respectively. The higher average per carton price in fiscal year 2014 compared to fiscal year 2013 was primarily due to more favorable overall market conditions. Additionally, lemon by-products and other lemon sales were $9.9 million in fiscal year 2014 compared to $6.6 million in fiscal year 2013.

•	Avocados: The decrease in fiscal year 2014 was primarily due to decreased production partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2014 and 2013, 6.7 million and 15.0 million pounds of avocados were sold at average per pound prices of $1.10 and $0.78, respectively. Higher prices in fiscal year 2014 were due to a decreased supply in the marketplace. Additionally, fiscal year 2014 revenue included a $0.1 million avocado crop insurance claim settlement.

•	Navel and Valencia oranges: The increase in fiscal year 2014 was primarily due to higher prices partially offset by decreased volume. During fiscal years 2014 and 2013, orange sales were $7.6 million and $5.5 million, respectively, on 754,000 and 799,000 40-pound carton equivalents of oranges sold at average per carton prices of $10.08 and $6.88, respectively. The increase in prices in fiscal year 2014 was primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in fiscal year 2014 was primarily due to decreases in peach, plum and olive revenues. In fiscal year 2014, the peach and plum orchards we leased at the Sheldon Ranch were sold by the owners, resulting in a $0.4 million decrease in revenues. Additionally, other crop revenue decreased $0.4 million in fiscal year 2014 primarily due to decreased volume as a result of removing 80 acres of olive orchards at the Sheldon Ranch.

Rental operations revenue was $4.6 million in fiscal year 2014 compared to $4.3 million in fiscal year 2013. The increase in fiscal year 2014 was primarily due to rent increases for residential housing and agricultural land leases.

Real estate development revenue was $0.3 million in fiscal year 2014 compared to $0.6 million in fiscal year 2013. The decrease in fiscal year 2014 revenue compared to fiscal year 2013 is primarily due to lower alfalfa production at our Windfall Farms development property.

Costs and Expenses

Total costs and expenses for fiscal year 2014 were $93.6 million compared to $79.5 million for fiscal year 2013. This 18% increase of $14.1 million was primarily attributable to increases in our agribusiness costs, real estate development costs and selling, general and administrative expenses of $10.7 million, $0.4 million and $2.4 million, respectively. Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2014	2013	Change

Packing costs	$17,925,000	$16,762,000	$1,163,000	7%
Harvest costs	11,110,000	9,025,000	2,085,000	23%
Growing costs	19,814,000	15,675,000	4,139,000	26%
Third-party grower costs	22,649,000	20,388,000	2,261,000	11%
Depreciation	2,827,000	1,757,000	1,070,000	61%
Agribusiness costs and expenses	$74,325,000	$63,607,000	$10,718,000	17%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Per carton packing costs were $6.18 on 2.9 million cartons for fiscal year 2014, compared to $5.41 on 3.1 million cartons for fiscal year 2013. In fiscal year 2014, we incurred $0.7 million of costs to operate our newly acquired packinghouse in Yuma, Arizona. There were no such costs in fiscal year 2013. Additionally, in fiscal year 2014, our Santa Paula, California packinghouse received $0.1 million of rebates from an electricity utility through the California Solar Initiative compared to $0.5 million of rebates in fiscal year 2013. This rebate program expired in the second quarter of fiscal year 2014. Excluding the cost effects of the Yuma packing house and solar rebates, we packed and sold 2.9 million cartons in fiscal year 2014 at average per carton costs of $5.97 compared to 3.1 million cartons packed and sold at average per carton costs of $5.58 in fiscal year 2013. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in fiscal year 2014 was primarily attributable to higher lemon harvest volumes resulting from the acquisitions of Associated and Lemons 400, partially offset by lower avocado, orange, specialty citrus and other crop harvest volumes compared to fiscal year 2013.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2014 is primarily due to $4.1 million of growing costs incurred at Associated and Lemons 400, which were both acquired in the fourth quarter of fiscal year 2013, compared to $1.0 million in fiscal year 2013. Additionally, in fiscal year 2014 we incurred $0.9 million higher additional rent from profit sharing on the Sheldon Ranch lease compared to fiscal year 2013 due to higher orange operating profit.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. Of the 2.9 million and 3.1 million cartons sold during fiscal years 2014 and 2013, respectively, 1.0 million (36%) and 1.7 million (55%) were procured from third-party growers at average per carton prices of $21.00 and $11.65, respectively. Additionally, we incurred $1.6 million of costs for purchased, packed fruit for resale compared to $0.6 million in fiscal year 2013.

•	Depreciation expense in fiscal year 2014 was $1.0 million higher than fiscal year 2013 due to the acquisitions of Associated and Lemons 400.

Real estate development expenses for fiscal year 2014 were $1.8 million compared to $1.4 million in fiscal year 2013. The increase in fiscal year 2014 is primarily the result of $0.4 million impairment on our Centennial real estate development project.

Selling, general and administrative expenses for fiscal year 2014 were $14.3 million compared to $11.9 million for fiscal year 2013. This 20% increase of $2.4 million is primarily attributable to the following:

•	$1.6 million increase in salaries, benefits and incentive compensation primarily due to incentive compensation increases as a result of an increase in operating results in fiscal year 2014 compared to fiscal year 2013;

•	$0.3 million increase in selling, general and administrative expenses incurred at Associated compared to fiscal year 2013; and

•	$0.5 million increase in other selling, general and administrative expenses, including certain consulting and legal expenses associated with our strategic growth initiatives, in fiscal year 2014 compared to fiscal year 2013.

Other Income (Expense)

Other income for fiscal year 2014 was $0.7 million compared to $2.7 million for fiscal year 2013. The $2.0 million decrease in income is primarily the result of:

•	$0.1 million decrease in interest expense as a result of lower average debt levels due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred since February 2013 has been capitalized on non-bearing orchards, real estate development projects and significant construction in process;

•	$0.7 million decrease in interest income from derivative instruments in fiscal year 2014 compared to fiscal year 2013. The interest rate swap which was the source of the fiscal year 2013 income expired in June 2013;

•	$3.1 million gain on the sale of stock in Calavo Growers, Inc. in fiscal year 2013. There was no such sale of stock in fiscal year 2014; and

•	$1.7 million increase in equity in earnings of investments in fiscal year 2014 compared to fiscal year 2013 was primarily the result of a $1.8 million loss on the sale of HM East Ridge, LLC property in fiscal year 2013. There was no such loss in fiscal year 2014.

Income Taxes

We recorded an income tax provision of $3.6 million for fiscal year 2014 on pre-tax income of $10.6 million compared to an income tax provision of $3.2 million for fiscal year 2013 on pre-tax income of $8.1 million.

Our effective tax rate is 33.8% for fiscal year 2014 compared to an effective rate of 39.7% for fiscal year 2013. The primary reason for this change in our effective tax rate was a decrease in the state income tax rate due to the acquisition of Associated and an increase in the allowable domestic production deduction as a percentage of pre-tax income in fiscal year 2014 over the fiscal year 2013 amounts.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Total revenue for fiscal year 2013 was $84.9 million compared to $65.8 million for fiscal year 2012. The 29% increase of $19.1 million was primarily the result of increased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2013	2012	Change

Lemons	$58,137,000	$44,162,000	$13,975,000	32%
Avocados	11,683,000	9,546,000	2,137,000	22%
Navel and Valencia oranges	5,528,000	4,066,000	1,462,000	36%
Specialty citrus and other crops	4,642,000	3,779,000	863,000	23%
Agribusiness revenues	$79,990,000	$61,553,000	$18,437,000	30%

•	Lemons: The increase in fiscal year 2013 was primarily the result of increased volume of fresh lemons sold at higher prices. During fiscal years 2013 and 2012, fresh lemon sales were $51.5 million and $39.4 million, respectively, on 3.1 million and 2.4 million cartons of lemons sold at average per carton prices of $16.61 and $16.42, respectively. The higher average per carton price in fiscal year 2013 compared to fiscal year 2012 was primarily due to more favorable overall market conditions. Additionally, lemon by-products and other lemon sales were $6.6 million in fiscal year 2013 compared to $4.8 million in fiscal year 2012.

•	Avocados: The increase in fiscal year 2013 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2013 and 2012, 15.0 million and 12.0 million pounds of avocados were sold at average per pound prices of $0.78 and $0.79, respectively. Lower prices in fiscal year 2013 were due to an increased supply in the marketplace. Additionally, fiscal year 2012 revenue included a $0.1 million avocado crop insurance claim settlement.

•	Navel and Valencia oranges: The increase in fiscal year 2013 was primarily due to increased volume from the Sheldon Ranch, partially offset by lower prices. In accordance with the terms of the Sheldon Ranch leases, we did not share in the citrus crop revenue in fiscal year 2012. During fiscal years 2013 and 2012, orange sales were $5.5 million and $4.1 million, respectively, on 799,000 and 582,000 40-pound carton equivalents of oranges sold at average per carton prices of $6.88 and $7.04, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2013 was primarily due to an increase in specialty citrus and other crop revenue from the Sheldon Ranch. In accordance with the terms of the Sheldon Ranch leases, we did not share in the specialty citrus crop revenue in fiscal year 2012. Specialty citrus revenue was $0.2 million from the Sheldon Ranch in fiscal year 2013 compared to zero in fiscal year 2012. Additionally, other crop revenue from the Sheldon Ranch was $0.5 million higher in fiscal year 2013 primarily due to increased olive production compared to fiscal year 2012.

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

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2013	2012	Change

Packing costs	$16,762,000	$12,641,000	$4,121,000	33%
Harvest costs	9,025,000	6,603,000	2,422,000	37%
Growing costs	15,675,000	11,895,000	3,780,000	32%
Third-party grower costs	20,388,000	14,672,000	5,716,000	39%
Depreciation	1,757,000	1,489,000	268,000	18%
Agribusiness costs and expenses	$63,607,000	$47,300,000	$16,307,000	34%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2013 was primarily attributable to a higher volume of fresh lemons packed and sold compared to the same period in fiscal year 2012. During fiscal year 2013, we packed and sold 3.1 million cartons at average per carton costs of $5.41 compared to 2.4 million cartons packed and sold at average per carton costs of $5.25 during the same period in fiscal year 2012. The $0.16 increase in average per carton costs during fiscal year 2013 was mainly due to $0.06 per carton increase in cardboard cartons, $0.04 per carton increase in labor and benefits and $0.06 per carton net increase in supplies and other packing costs compared to the same period in fiscal year 2012.

•	Harvest costs: The increase in fiscal year 2013 primarily resulted from 3.0 million more pounds of avocados harvested in fiscal year 2013 compared to fiscal year 2012. We incurred $0.8 million more harvest expenses related to citrus at the Sheldon Ranch due to the terms of the leases as described previously. Additionally, with the acquisition of Associated, we incurred $0.5 million of harvest costs in fiscal year 2013 compared to zero in fiscal year 2012.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2013 is primarily due to growing costs from the Sheldon Ranch and the acquisition of Associated. Growing costs increased $2.0 million at the Sheldon Ranch in fiscal year 2013 compared to fiscal year 2012. Under the terms of the leases, which began January 1, 2012, we did not share in the citrus crop revenue in fiscal year 2012 and accordingly, growing costs incurred during that period were capitalized. Associated incurred $1.0 million of growing costs in fiscal year 2013 compared to zero in fiscal year 2012. Additionally, irrigation, labor and benefits and net other growing costs at our remaining ranches increased $0.3 million, $0.2 million and $0.6 million, respectively, in fiscal year 2013 compared to fiscal year 2012.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in fiscal year 2013 is primarily attributable to a higher percentage of third-party grower lemons relative to the total volume of cartons sold. Of the 3.1 million and 2.4 million cartons sold during fiscal years 2013 and 2012, respectively, 1.7 million (55%) and 1.1 million (46%) were procured from third-party growers at average per carton prices of $11.65 and $13.34, respectively. Additionally, we incurred $0.6 million of costs for purchased, packed fruit for resale compared to zero in fiscal year 2012.

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

Other Income (Expense)

Other income for fiscal year 2013 was $2.7 million compared to $0.6 million for fiscal year 2012. The $2.1 million increase in income is primarily the result of:

•	$0.4 million decrease in interest expense as a result of lower debt levels in fiscal year 2013 compared to fiscal year 2012 due to repayments of long-term debt made with the proceeds from our February 2013 public offering of common stock. As a result, all interest incurred during the second, third and fourth quarters of fiscal year 2013 was capitalized on real estate development projects and significant construction in progress;

•	$3.1 million gain on the sale of stock in Calavo Growers, Inc. in fiscal year 2013. There was no such gain in fiscal year 2012;

•	$1.6 million increase in equity in losses of investments in fiscal year 2013 compared to fiscal year 2012 was primarily the result of a $1.8 million loss on the sale of HM East Ridge, LLC property in fiscal year 2013. There was no such loss in fiscal year 2012; and

•	$0.3 million of notes receivable written off in fiscal year 2012.

Income Taxes

We recorded an income tax provision of $3.2 million for fiscal year 2013 on pre-tax income of $8.1 million compared to an income tax provision of $2.0 million for fiscal year 2012 on pre-tax income of $5.1 million.

Our effective tax rate was 39.7% for fiscal year 2013 compared to an effective rate of 38.6% for fiscal year 2012. The primary reason for this change in our effective tax rate was a decrease in the allowable domestic production deduction as a percentage of pre-tax income in fiscal year 2013 over the fiscal year 2012 amounts.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows each segment’s results of operations for:

	Years Ended October, 31
	2014		2013		2012
	$	%	$	%	$	%
Revenues:
Agribusiness	$98,522,000	95%	$79,990,000	94%	$61,553,000	93%
Rental operations	4,640,000	4%	4,250,000	5%	4,023,000	6%
Real estate development	300,000	1%	644,000	1%	252,000	1%
Total revenues	103,462,000	100%	84,884,000	100%	65,828,000	100%
Costs and expenses:
Agribusiness	74,325,000	80%	63,607,000	80%	47,300,000	77%
Rental operations	3,073,000	3%	2,601,000	3%	2,418,000	4%
Real estate development	1,835,000	2%	1,428,000	2%	1,037,000	2%
Corporate and other	14,336,000	15%	11,850,000	15%	10,517,000	17%
Total costs and expenses	93,569,000	100%	79,486,000	100%	61,272,000	100%
Operating income (loss):
Agribusiness	24,197,000		16,383,000		14,253,000
Rental operations	1,567,000		1,649,000		1,605,000
Real estate development	(1,535,000)		(784,000)		(785,000)
Corporate and other	(14,336,000)		(11,850,000)		(10,517,000)
Total operating income	$9,893,000		$5,398,000		$4,556,000

Fiscal Year 2014 Compared to Fiscal Year 2013

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Agribusiness

For fiscal year 2014 our agribusiness segment revenue was $98.5 million compared to $80.0 million for fiscal year 2013. The 23% increase of $18.5 million primarily consists of the following:

•	Lemon revenue for fiscal year 2014 was $21.5 million higher than fiscal year 2013.

•	Avocado revenue for fiscal year 2014 was $4.3 million lower than fiscal year 2013.

•	Navel and Valencia orange revenue in fiscal year 2014 was $2.1 million higher than in fiscal year 2013.

•	Specialty citrus and other crop revenue for fiscal year 2014 was $0.8 million lower than fiscal year 2013.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure from third-party growers and depreciation expense. For fiscal year 2014, our agribusiness costs and expenses were $74.3 million compared to $63.6 million for fiscal year 2013. The 17% increase of $10.7 million primarily consists of the following:

•	Packing costs for fiscal year 2014 were $1.2 million higher than fiscal year 2013.

•	Harvest costs for fiscal year 2014 were $2.1 million higher than fiscal year 2013.

•	Growing costs for fiscal year 2014 were $4.1 million higher than fiscal year 2013.

•	Third-party grower costs for fiscal year 2014 were $2.2 million higher than fiscal year 2013.

•	Depreciation expense was $1.1 million higher than fiscal year 2013.

Rental Operations

Our rental operations segment had revenues of approximately $4.6 million and $4.3 million in fiscal years 2014 and 2013, respectively. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Costs in our rental operations segment were approximately $3.1 million and $2.6 million in fiscal years 2014 and 2013, respectively. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment had revenues of approximately $0.3 million and $0.6 million in fiscal years 2014 and 2013, respectively.

Costs and expenses in our real estate development segment were approximately $1.8 million and $1.4 million in fiscal years 2014 and 2013, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative expenses and other costs not allocated to the operating segments. Corporate and other costs for fiscal year 2014 were $2.4 million higher than fiscal year 2013. Depreciation expense was similar year to year at.

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

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. For fiscal year 2013, our agribusiness costs and expenses were $63.6 million compared to $47.3 million for fiscal year 2012. The 34% increase of $16.3 million primarily consists of the following:

•	Packing costs for fiscal year 2013 were $4.1 million higher than fiscal year 2012.

•	Harvest costs for fiscal year 2013 were $2.4 million higher than fiscal year 2012.

•	Growing costs for fiscal year 2013 were $3.8 million higher than fiscal year 2012.

•	Third-party grower costs for fiscal year 2013 were $5.7 million higher than fiscal year 2012.

•	Depreciation expense was $0.3 million higher than fiscal year 2012.

Rental Operations

Our rental operations segment had revenues of approximately $4.3 million and $4.0 million in fiscal years 2013 and 2012, respectively. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Costs in our rental operations segment were approximately $2.6 million and $2.4 million in fiscal years 2013 and 2012, respectively. Depreciation expense was similar year to year.

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

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2014. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

(in thousands, except per common share amounts)	Three Months Ended 2014
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$16,302	$36,476	$24,802	$25,882
Costs and expenses	20,826	23,096	21,572	28,075
Operating income (loss)	(4,524)	13,380	3,230	(2,193)
Other income, net	226	160	28	257
Income (loss) before income taxes	(4,298)	13,540	3,258	(1,936)
Income tax (provision) benefit	1,463	(4,608)	(1,145)	717
Net income (loss)	$(2,835)	$8,932	$2,113	$(1,219)

Net income (loss) per common share:
Basic	$(0.21)	$0.62	$0.15	$(0.09)
Diluted	$(0.21)	$0.61	$0.15	$(0.09)
Number of shares used in per common share computations:
Basic	14,078	14,064	14,050	14,030
Diluted	14,078	14,486	14,050	14,030

(in thousands, except per common share amounts)	Three Months Ended 2013
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$14,287	$29,929	$23,286	$17,382
Costs and expenses	15,900	19,972	20,900	22,714
Operating income (loss)	(1,613)	9,957	2,386	(5,332)
Other income, net	220	422	1,546	555
Income (loss) before income taxes	(1,393)	10,379	3,932	(4,777)
Income tax (provision) benefit	309	(3,772)	(1,427)	1,655
Net income (loss)	$(1,084)	$6,607	$2,505	$(3,122)

Net income (loss) per common share:
Basic	$(0.08)	$0.49	$0.19	$(0.28)
Diluted	$(0.08)	$0.49	$0.19	$(0.28)
Number of shares used in per common share computations:
Basic	13,663	13,308	12,789	11,220
Diluted	13,663	13,308	12,789	11,220

The following information compares our fourth quarter ended October 31, 2014 to the fourth quarter ended October 31, 2013. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•	Total revenues increased $2.0 million in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to increased lemon revenues of $4.3 million partially offset by a combined $2.4 million decrease in avocado and specialty and other crop revenues. During the fourth quarter of fiscal year 2014, we sold 413,000 cartons of fresh lemons, including 175,000 cartons procured from third party growers, at an average per carton price of $29.06, compared to 383,000 cartons of fresh lemons, including 146,000 cartons procured from third-party growers, at an average per carton price of $22.72 in the fourth quarter of fiscal year 2013. This increase was partially offset by decreased avocado revenue of $1.2 million. We sold 1.3 million pounds of avocados during the fourth quarter of fiscal year 2013 and due to normal volatility of avocado production; there were minimal avocado sales in the fourth quarter of fiscal year 2014. In addition, specialty citrus and other crop revenues decreased by $1.2 million in the fourth quarter of fiscal year 2014 compared to the fourth quarter of fiscal year 2013.

•	Total costs and expenses increased $4.9 million in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to increases in agribusiness costs of $3.8 million associated with increased lemon volume packed and sold, costs at our Yuma packinghouse which was acquired on June 30, 2014 and increased costs for fruit procured from third party growers. Additionally, selling, general and administrative expenses increased $1.2 million in the three months ended October 31, 2014 compared to the same period in fiscal year 2013 primarily due to increased incentive compensation related to increased annual operating results and certain consulting and legal expenses associated with our strategic initiatives.

•	Income tax provision decreased $1.2 million in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to the decrease in pre-tax income of $2.9 million.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2014, 2013 and 2012, net cash provided by operating activities was $15.7 million, $5.5 million and $6.5 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $7.0 million, $4.9 million and $3.2 million for fiscal years 2014, 2013 and 2012, respectively. The increase of $2.1 million in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to an increase in operating income of $4.5 million, a decrease in other income of $3.8 million, an increase in income tax provision of $0.3 million and a decrease in equity in losses of investments of $1.7 million. The increase in net income of $1.7 million in fiscal year 2013 as compared to fiscal year 2012 was primarily attributable to an increase in operating income of $0.8 million, an increase in other income of $3.8 million, an increase in income tax provision of $1.2 million and an increase in equity losses of investments of $1.6 million.

•	Depreciation and amortization was $3.5 million, $2.4 million and $2.1 million for fiscal years 2014, 2013 and 2012, respectively. The increase in fiscal year 2014 compared to fiscal year 2013 was primarily the result of our acquisitions of Associated and Lemons 400. The increase in fiscal year 2013 compared to fiscal year 2012 was primarily the result of our acquisition of Associated in September 2013.

•	Non-cash impairments of real estate development assets were $0.4 million, $0.1 million and zero for fiscal years 2014, 2013 and 2012, respectively.

•	In fiscal year 2013, we sold 165,000 shares of common stock in Calavo Growers, Inc. which resulted in a gain of $3.1 million. No such transaction occurred in fiscal years 2014 or 2012.

•	Loss on disposals of fixed assets of $0.5 million in fiscal year 2014 was the result of expenses incurred from orchard removals related to the Pilot Fallowing Program with YMIDD and our 2014 orchard redevelopment plan.

•	Non-cash stock compensation expense was $1.1 million, $0.8 million and $0.9 million for fiscal years 2014, 2013 and 2012, respectively, which is primarily comprised of vesting of 2010, 2012 and 2013 grants to management under our stock grant performance bonus program plus the directors stock incentive compensation.

•	The $1.4 million equity in losses of investments for fiscal year 2013 is primarily comprised of a $1.8 million loss from sale of the HM East Ridge property, partially offset by $0.3 million of earnings from our investment in Limco Del Mar, Ltd.

•	Non-cash interest income from derivative instrument was $0.7 million of income for fiscal years 2013 and 2012 and consisted of mark to market adjustments to the underlying fair value net liability, partially offset by amortization of the accumulated other comprehensive loss balance. This swap expired in June 2013.

•	Accounts and notes receivable used $0.8 million of operating cash flows in fiscal year 2014 compared to using $1.9 million of operating cash flows in fiscal year 2013. This decrease was primarily the result of a $0.8 million increase in accounts receivable, net during fiscal year 2014 compared to a $2.1 million increase in accounts receivable, net in fiscal year 2013. Accounts and notes receivable used $1.9 million of operating cash flows in fiscal year 2013 compared to using $1.5 million of operating cash flows in fiscal year 2012. This decrease was primarily the result of a $2.1 million increase in accounts receivable, net during fiscal year 2013 compared to a $1.8 million increase in accounts receivable, net in fiscal year 2012.

•	Cultural costs provided $0.4 million of operating cash flows in fiscal year 2014 compared to providing $0.7 million of operating cash flows in fiscal year 2013, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs in fiscal year 2014. Cultural costs provided $0.7 million of operating cash flows in fiscal year 2013 compared to using $1.3 million of operating cash flows in fiscal year 2012, primarily due to the Sheldon Ranch. We did not share in the citrus crop revenue in our fiscal year ended October 31, 2013; therefore, the cultural costs incurred in fiscal year 2012 were capitalized until the citrus crops were harvested in fiscal year 2013. We capitalized $1.0 million of cultural costs related to the Sheldon Ranch in fiscal year 2012.

•	Prepaid expenses and other current assets used $0.8 million of operating cash flows in fiscal year 2014 compared to using $0.5 million in fiscal year 2013. The decrease in operating cash flows in fiscal year 2014 is primarily due to $0.3 million increase in net current deferred income taxes. Prepaid expenses and other current assets used $0.5 million and $0.6 million in fiscal year 2013 and 2012, respectively.

•	Income taxes receivable balance at October 31, 2014 was $1.1 million compared to zero at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $1.1 million for fiscal year 2014. Income taxes receivable balance at October 31, 2013 was zero compared to $0.7 million at October 31, 2012, resulting in a corresponding increase in operating cash flows of $0.7 million for fiscal year 2013. Income taxes receivable balance at October 31, 2012 was $0.7 million compared to $1.3 million at October 31, 2011, resulting in a corresponding increase in operating cash flows of $0.6 million for fiscal year 2012.

•	Accounts payable and growers payable provided $4.1 million, $0.1 million and $1.8 million of cash from operating activities in fiscal years 2014, 2013 and 2012, respectively. The $4.1 million of cash provided in fiscal year 2014 was primarily the result of a $5.1 million increase in accounts payable and growers payable offset by $1.0 million of capital expenditures accrued but not paid at year-end. The $0.1 million of cash provided in fiscal year 2013 was primarily the result of a $1.3 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end. The $1.8 million of cash provided in fiscal year 2012 was primarily the result of a $2.1 million increase in accounts payable and grower’s payable partially offset by $0.2 million of capital expenditures accrued but not paid at year-end. The increases in accounts payable and growers payable in fiscal years 2014, 2013 and 2012 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•	Accrued liabilities provided operating cash flows of $0.9 million, $2.0 million and $1.3 million for fiscal years 2014, 2013 and 2012, respectively. The $0.9 million of cash from operating activities in fiscal year 2014 is primarily the result of a $1.3 million increase in accrued compensation and $1.0 million increase in Sheldon Ranch accrued lease expenses offset by $1.7 million decrease in accrued income taxes payable compared to fiscal year 2013. The $2.0 million of cash from operating activities in fiscal year 2013 is primarily the result of a $0.4 million increase in accrued compensation and $1.7 million of accrued income taxes payable compared to fiscal year 2012. The $1.3 million of cash provided by operating activities in fiscal year 2012 is primarily the result of accrued bonuses of $1.0 million and Sheldon Ranch accrued lease expenses of $0.5 million at October 31, 2012. There were no such accruals at October 31, 2011.

•	Other long-term liabilities provided operating cash flows of $0.2 million in fiscal year 2014 and represented $0.7 million of non-cash pension expense offset by $0.5 million of pension contributions. The $0.3 million of operating cash flows used in fiscal year 2013 represented $1.3 million of pension contributions offset by non-cash pension expense of $1.0 million. The $0.5 million of operating cash flows used in fiscal year 2012 represented $1.3 million of pension contributions offset by non-cash pension expense of $0.8 million.

Cash Flows from Investing Activities

For the years ended October 31, 2014, 2013, and 2012, net cash used in investing activities was $28.2 million, $11.3 million and $11.3 million, respectively and is primarily comprised of capital expenditures, business acquisitions, sales of assets and equity investments. Capital expenditures for fiscal years 2014 and 2013 include amounts incurred on two significant projects to expand and modernize our lemon packing operations and add 71 additional farm worker housing units.

•	Components of investing activities consist of $26.3 million for fiscal year 2014, comprised of $20.8 million for property, plant and equipment, $4.8 million for real estate development projects and $0.7 million for a business acquisition. Additionally, we invested $1.8 million in Rosales, S.A., a citrus packing, marketing and selling business located in La Serena, Chile.

•	Components of investing activities consist of $21.8 million for fiscal year 2013, comprised of $5.5 million for property, plant and equipment, $4.8 million for real estate development projects, $0.4 million for agriculture property acquisitions and $11.1 million for a business acquisition. These investment activities were partially offset by $4.8 million net proceeds from sale of stock in Calavo growers, Inc. and $5.7 million of net proceeds from the sale of HM Eastridge, LLC property.

•	Components of investing activities consist of $11.1 million for fiscal year 2012, comprised of $3.9 million for property, plant and equipment, $4.6 million for real estate development projects and $1.8 million for agriculture property acquisitions and $0.8 for a business combination.

Cash Flows from Financing Activities

For the years ended October 31, 2014, 2013 and 2012, net cash provided by financial activities was $12.5 million, $5.9 million, and $4.8 million, respectively.

•	The $12.5 million of cash provided by financing activities for fiscal year 2014 was comprised primarily of net borrowings of long-term debt in the amount of $6.3 million and net proceeds from our issuance of Series B-2 Preferred Stock in the amount of $9.3 million. Additionally, we paid common and preferred dividends of $2.8 million in fiscal year 2014.

•	The $6.1 million of cash provided by financing activities in fiscal year 2013 is comprised primarily of net repayment of long-term debt in the amount of $27.5 million and net proceeds from our public offering of common stock in the amount of $35.9 million. Additionally, we paid common and preferred dividend of $2.2 million in fiscal year 2013.

•	The $4.9 million of cash provided by financing activities in fiscal year 2012 is comprised primarily of net repayments of long-term debt in the amount of $6.7 million partially offset by common and preferred dividends paid of $1.7 million.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans and the Farm Credit West Line of Credit. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Farm Credit West Line of Credit can be found in the notes to the consolidated financial statements included in this Annual Report.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2015. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2014, our outstanding borrowings under the Rabobank Credit Facility were $61.6 million and we had $32.2 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.95% at October 31, 2014. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In March 2014, we entered into a Third Amendment to Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also know as East Area I real estate development project, in Ventura County, California, and grant Rabobank a secured interest in certain of our agriculture properties in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $93.8 million at October 31, 2014. We paid debt financing costs of $0.1 million related to this amendment.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, we fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of Rabobank Credit facility. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Annual Report.

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2014.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2014, we had an aggregate of $6.8 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of October 31, 2014, we had $4.8 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at October 31, 2014. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of October 31, 2014, our wholly owned subsidiary, Windfall Investors, LLC, had $1.5 million outstanding under the Farm Credit West Term Loan that matures in October 2035. Effective November 2011, we entered into an agreement with Farm Credit West fixing the interest rate at 3.65% for three years. On November 1, 2014, the rate became variable at a rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% until the loan matures. The interest rate resets monthly beginning November 1, 2014 and was 3.65% at October 31, 2014. This term loan is secured by the Windfall Farms property.

•	Farm Credit West Line of Credit Maturing May 2018. As of October 31, 2014, we had $0.5 million outstanding under the Farm Credit West Line of Credit that matures in May 2018. The line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at October 31, 2014. This line of credit is secured by certain of our agricultural properties.

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

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At October 31, 2014, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $68.4 million in debt at 4.30% until June 2018.

In November 2011, we entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of our outstanding borrowings under the Rabobank Credit Facility beginning on July 1, 2013 until June 30, 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income and the liability is being recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at October 31, 2014. Additional information regarding the interest rate swaps can be found in the notes to the consolidated financial statements included in this Annual Report.

Of the remaining $28.4 million in debt, $26.9 million bears interest at a variable rate, which was 2.75% or less at October 31, 2014 and $1.5 million had a fixed interest rate of 3.65% which became a variable rate of 2.75% on November 1, 2014.

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

Trend Information

Agribusiness

The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers. Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the USDA, Americans consumed 37 more pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988.

The USDA reports that per capita fresh lemon consumption was 3.8 pounds in 2012 and since 2004 has averaged 3.1 pounds per capita versus 2.7 pounds in the 1990s. Approximately 64% of the California crop has gone into the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 3.1 pounds per capita in 2004 to 5.3 pounds per capita in 2012. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2011 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission, the 2014 crop will produce approximately 317 million pounds compared to 500 million pounds in 2013 and 462 million pounds in 2012.

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

Real Estate Development

We believe the residential real estate market is recovering in the locations that we own real estate development property following the well-known economic downturn of the recent past.  However, persistent high unemployment is expected to keep home sales at low levels in terms of volume and price.  We have incurred impairment charges on certain of our real estate development projects over the last three years and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, in particular East Area I (Santa Paula Gateway), and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2014 for which cash flows are fixed and determinable:

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,008,000	$8,000	$-	$40,000,000	$-
Variable rate debt (principal)	28,346,000	575,000	1,194,000	23,378,000	3,199,000
Operating lease obligations	10,945,000	1,751,000	3,374,000	2,533,000	3,287,000
Total contractual obligations	$79,299,000	$2,334,000	$4,568,000	$65,911,000	$6,486,000

Interest payments on fixed and variable rate debt	$12,414,000	$2,440,000	$4,839,000	$4,754,000	$381,000

We believe that the cash flows from our agribusiness and rental operations segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2015. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2014.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2014, 2013 and 2012.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014. We paid Series B-2 Preferred Stock dividends of approximately $0.2 million in fiscal year 2014.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $1.3 million, and $1.3 million for fiscal years 2014, 2013, and 2012, respectively and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2015.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduce our agribusiness costs and expenses, expired in fiscal year 2014, and were $0.2 million, $1.0 million and $1.0 million in fiscal years 2014, 2013, and 2012, respectively, and averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $0.5 million per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred $1.6 million, $0.7 million and $0.5 million of net lease expense in fiscal years 2014, 2013 and 2012, respectively.

On July 1, 2013, we entered into a Lease Agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred $15,000 of lease expense in fiscal year 2014.

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

Capital Expenditures

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of the Company’s lemon packing facilities.  The project is expected to increase the capacity and efficiency our packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9.3 million which may be revised based on design modifications and finalization of construction costs. The project commenced in fiscal year 2014 and is expected to be substantially complete in the spring of 2015.

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

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packing house. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $115,000, $53,000 and $33,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $184,000, $36,000 and $64,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2014, we capitalized approximately $5.1 million of costs related to our real estate projects and expensed approximately $1.8 million of costs.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, in recent years we recorded impairment charges of $0.4 million, $0.1 million and zero in fiscal years 2014, 2013 and 2012, respectively.

Defined benefit retirement plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2014, the assumed discount rate used to measure the pension obligation decreased from 4.4% to 4.0% as a result of changes in market interest rates. The Company used RP-2014 to measure its pension obligation as of October 31, 2014 and combined with the decrease in the assumed discount rate, its pension obligation increased by approximately $2.7 million as of October 31, 2014 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Credit Facility is a LIBOR-based rate plus a spread. Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2014, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Line of Credit was $61.6 million and $0.5 million, respectively. At October 31, 2014, our total debt outstanding under the Farm Credit West Term Loans was approximately $4.8 million and $1.5 million for each of the term loans, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $40.0 million of our outstanding borrowings with “fixed-to-floating” interest rate swaps as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2018	$40,000,000	$40,000,000	$1,782,000	$2,240,000

As of October 31, 2014, the fixed interest rate on our $40.0 million swap was 4.30%. Based on our level of borrowings at October 31, 2014, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.3 million for fiscal year 2015 and an annual average of $0.3 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.2 million for fiscal year 2015 and an annual average of $0.2 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission released in 1992. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2014. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards

President and Chief Executive Officer

Joseph D. Rumley

Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2014 of Limoneira Company and our report dated January 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 12, 2015

Limoneira Company

Consolidated Balance Sheets

	October 31,
	2014	2013
Assets
Current assets:
Cash	$92,000	$82,000
Accounts receivable, net	7,236,000	6,419,000
Cultural costs	3,691,000	4,124,000
Prepaid expenses and other current assets	3,849,000	2,972,000
Income taxes receivable	1,143,000	-
Total current assets	16,011,000	13,597,000

Property, plant and equipment, net	105,433,000	86,210,000
Real estate development	88,088,000	83,419,000
Equity in investments	3,638,000	1,800,000
Investment in Calavo Growers, Inc.	24,270,000	14,845,000
Notes receivable	2,084,000	2,041,000
Other assets	8,114,000	8,002,000
Total Assets	$247,638,000	$209,914,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,363,000	$4,784,000
Growers payable	5,839,000	2,325,000
Accrued liabilities	7,539,000	6,280,000
Fair value of derivative instrument	809,000	717,000
Current portion of long-term debt	583,000	569,000
Total current liabilities	21,133,000	14,675,000
Long-term liabilities:
Long-term debt, less current portion	67,771,000	61,563,000
Deferred income taxes	21,792,000	18,540,000
Other long-term liabilities	6,282,000	4,483,000
Total liabilities	116,978,000	99,261,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at October 31, 2014 and 2013) (8.75% coupon rate)	3,000,000	3,000,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	-

Stockholders' equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at October 31, 2014 and 2013)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,078,077 and 14,016,011 shares issued and outstanding at October 31, 2014 and 2013, respectively)	140,000	140,000
Additional paid-in capital	89,770,000	88,160,000
Retained earnings	23,308,000	19,098,000
Accumulated other comprehensive income	5,111,000	255,000
Total stockholders' equity	118,329,000	107,653,000
Total Liabilities and Stockholders' Equity	$247,638,000	$209,914,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2014	2013	2012
Revenues:
Agribusiness	$98,522,000	$79,990,000	$61,553,000
Rental operations	4,640,000	4,250,000	4,023,000
Real estate development	300,000	644,000	252,000
Total revenues	103,462,000	84,884,000	65,828,000
Costs and expenses:
Agribusiness	74,325,000	63,607,000	47,300,000
Rental operations	3,073,000	2,601,000	2,418,000
Real estate development	1,400,000	1,333,000	1,037,000
Impairments of real estate development assets	435,000	95,000	-
Selling, general and administrative	14,336,000	11,850,000	10,517,000
Total cost and expenses	93,569,000	79,486,000	61,272,000
Operating income	9,893,000	5,398,000	4,556,000
Other income (expense):
Interest expense	-	(124,000)	(508,000)
Interest income from derivative instruments	-	711,000	739,000
Gain on sale of stock in Calavo Growers, Inc.	-	3,138,000	-
Interest income	60,000	85,000	104,000
Equity in earnings (losses) of investments	263,000	(1,449,000)	173,000
Other income, net	348,000	382,000	64,000
Total other income	671,000	2,743,000	572,000

Income before income taxes	10,564,000	8,141,000	5,128,000

Income tax provision	(3,573,000)	(3,235,000)	(1,978,000)
Net income	6,991,000	4,906,000	3,150,000
Preferred dividends	(460,000)	(262,000)	(262,000)
Net income applicable to common stock	$6,531,000	$4,644,000	$2,888,000

Basic net income per common share	$0.46	$0.36	$0.26

Diluted net income per common share	$0.46	$0.36	$0.26

Dividends per common share	$0.17	$0.15	$0.13

Weighted-average common shares outstanding-basic	14,055,000	12,775,000	11,202,000
Weighted-average common shares outstanding-diluted	14,055,000	12,775,000	11,202,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
	2014	2013	2012

Net income	$6,991,000	$4,906,000	$3,150,000
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	(1,199,000)	1,764,000	(695,000)
Unrealized holding gains on security available for sale	5,790,000	479,000	417,000
Unrealized gains (losses) from derivative instruments	265,000	534,000	(1,341,000)
Total other comprehensive income (loss), net of tax	4,856,000	2,777,000	(1,619,000)
Comprehensive income	$11,847,000	$7,683,000	$1,531,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity and Temporary Equity

	Stockholders’ Equity						Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Stock	Stock
Balance at November 1, 2011	11,205,241	$112,000	$34,863,000	$14,980,000	$(903,000)	$49,052,000	$3,000,000	$-
Dividends - common	-	-	-	(1,470,000)	-	(1,470,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Stock compensation	10,269	-	947,000	-	-	947,000	-	-
Exchange of common stock	(10,995)	-	(196,000)	-	-	(196,000)	-	-
Repurchase of common stock	(7,500)	-	-	-	-	-	-	-
Donation of common stock	6,165	-	100,000	-	-	100,000	-	-
Net income	-	-	-	3,150,000	-	3,150,000	-	-
Other comprehensive loss, net of tax	-	-	-	-	(1,619,000)	(1,619,000)	-	-
Balance at October 31, 2012	11,203,180	112,000	35,714,000	16,398,000	(2,522,000)	49,702,000	3,000,000	-
Dividends – common	-	-	-	(1,944,000)	-	(1,944,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Stock compensation	43,761	-	753,000	-	-	753,000	-	-
Exchange of common stock	(11,010)	-	(236,000)	-	-	(236,000)	-	-
Donation of common stock	4,859	-	100,000	-		100,000	-	-
Issuance of common stock	2,775,221	28,000	51,829,000			51,857,000	-	-
Net income	-	-	-	4,906,000	-	4,906,000	-	-
Other comprehensive income, net of tax	-	-	-	-	2,777,000	2,777,000	-	-
Balance at October 31, 2013	14,016,011	140,000	88,160,000	19,098,000	255,000	107,653,000	3,000,000	-
Dividends - common	-	-	-	(2,321,000)	-	(2,321,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Dividends - Series B-2	-	-	-	(198,000)	-	(198,000)	-	31,000
Stock compensation	40,678	-	1,116,000	-	-	1,116,000	-	-
Exchange of common stock	(6,619)	-	(176,000)	-	-	(176,000)	-	-
Donation of common stock	4,552	-	100,000	-	-	100,000	-	-
Issuance of common stock	23,455	-	518,000	-	-	518,000	-	-
Issuance of Series B-2 preferred stock	-	-	-	-	-	-	-	9,300,000
Tax benefit of stock grant vesting	-	-	52,000	-	-	52,000	-	-
Net income	-	-	-	6,991,000	-	6,991,000	-	-
Other comprehensive income, net of tax	-	-	-	-	4,856,000	4,856,000	-	-
Balance at October 31, 2014	14,078,077	$140,000	$89,770,000	$23,308,000	$5,111,000	$118,329,000	$3,000,000	$9,331,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2014	2013	2012
Operating activities
Net income	$6,991,000	$4,906,000	$3,150,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,516,000	2,403,000	2,131,000
Impairments of real estate development assets	435,000	95,000	-
Gain on sale of stock in Calavo Growers. Inc.	-	(3,138,000)	-
Loss on disposals/sales of assets	505,000	-	207,000
Stock compensation expense	1,116,000	753,000	947,000
Equity in (earnings) losses of investments	(263,000)	1,449,000	(173,000)
Deferred income taxes	129,000	(1,033,000)	1,399,000
Amortization of deferred financing costs	44,000	33,000	36,000
Non-cash interest income from derivative instruments	-	(711,000)	(739,000)
Accrued interest on note receivable	(60,000)	(78,000)	(78,000)
Donation of common stock	100,000	100,000	100,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(810,000)	(1,918,000)	(1,542,000)
Cultural costs	433,000	716,000	(1,328,000)
Prepaid expenses and other current assets	(885,000)	(476,000)	(621,000)
Income taxes receivable	(1,143,000)	712,000	612,000
Other assets	344,000	(128,000)	(181,000)
Accounts payable and growers payable	4,125,000	93,000	1,836,000
Accrued liabilities	912,000	2,008,000	1,271,000
Other long-term liabilities	163,000	(296,000)	(503,000)
Net cash provided by operating activities	15,652,000	5,490,000	6,524,000

Investing activities
Capital expenditures	(25,609,000)	(10,359,000)	(8,467,000)
Agriculture property acquisitions	-	(375,000)	(1,796,000)
Business combinations, net of cash acquired	(700,000)	(11,101,000)	(803,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	-	4,788,000	-
Net proceeds from sale of HM East Ridge, LLC property	-	5,713,000	-
Cash distributions from equity investments	183,000	110,000	220,000
Equity investments	(1,758,000)	(125,000)	(98,000)
Collection (issuance) of notes receivable	-	350,000	(15,000)
Investments in mutual water companies and water rights	(300,000)	(319,000)	(311,000)
Other	1,000	(30,000)	(3,000)
Net cash used in investing activities	$(28,183,000)	$(11,348,000)	$(11,273,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2014	2013	2012
Financing activities
Borrowings of long-term debt	$117,765,000	$58,450,000	$40,044,000
Repayments of long-term debt	(111,543,000)	(85,976,000)	(33,280,000)
Dividends paid-common	(2,321,000)	(1,944,000)	(1,470,000)
Dividends paid-preferred	(430,000)	(262,000)	(262,000)
Exchange of common stock	(176,000)	(236,000)	(196,000)
Issuance of preferred stock	9,300,000	-	-
Issuance (repurchase) of common stock	-	35,897,000	(6,000)
Payments of debt financing costs	(106,000)	-	(91,000)
Tax benefit of stock grant vesting	52,000	-	-
Net cash provided by financing activities	12,541,000	5,929,000	4,739,000
Net increase (decrease) in cash	10,000	71,000	(10,000)
Cash at beginning of year	82,000	11,000	21,000
Cash at end of year	$92,000	$82,000	$11,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,264,000	$1,705,000	$3,479,000
Cash paid during the year for income taxes, net of refunds received	$6,495,000	$1,910,000	$252,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(9,425,000)	$(795,000)	$(692,000)
Capital expenditures accrued but not paid at year-end	$1,134,000	$487,000	$248,000
Accrued interest on note receivable	$60,000	$78,000	$78,000
Donation of common stock	$100,000	$100,000	$100,000

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company in Yuma, Arizona for a purchase price of approximately $1,700,000 in cash and stock as further described in Note 3.

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

During July 2012, the Company purchased a citrus orchard for a cash purchase price of $803,000, which was accounted for as a business combination.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of stockholders’ equity, statements of comprehensive income and statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC and Associated Citrus Packers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process.

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

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2014 and 2013 the allowances totaled $442,000 and $85,000, respectively. The October 31, 2014 allowance includes $220,000 provided for amounts due on certain brokered fruit sales, on which the Company earns a commission, with the corresponding amount recorded as a reduction to lemon supplier payables, which is included in accrued liabilities. For fiscal years 2014, 2013 and 2012 credit losses were insignificant.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentrations

The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $7,374,000, $11,683,000 and $9,546,000 in fiscal years 2014, 2013 and 2012, respectively.

Lemons procured from third-party growers were approximately 36%, 52% and 46%, of lemon supply in fiscal years 2014, 2013 and 2012, respectively.

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

Capitalized Interest

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,315,000 and $2,451,000 was capitalized during the years ended October 31, 2014, and 2013, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $5,104,000 and $5,647,000 in fiscal years 2014 and 2013, respectively.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income. At October 31, 2014 and 2013, marketable securities are comprised of the Company’s investment in Calavo.

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

Based on results from independent appraisals and other factors which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses of $435,000 and $95,000 in fiscal years 2014 and 2013, respectively.

Goodwill

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment is tested in a two-step process, with the first step performed to determine if there is potential for impairment by comparing the fair value of the reporting unit to its carrying value. If potential impairment is identified as indicated by the carrying value exceeding the fair value of the reporting unit, the second step is performed to measure the amount of impairment to be recognized in the financial statements by comparing the implied fair value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess amount. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2014 with no impairment noted.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2014 and 2013.

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

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packing house. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed. The Company also earns commissions on certain brokered fruit sales, which totaled $115,000, $53,000, and $33,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $184,000, $36,000 and $64,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2014, 2013 and 2012 were $308,000, $315,000 and $167,000, respectively.

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

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2014 presentation.

Immaterial Classification Error - an immaterial error in classification of the Series B Convertible Preferred Stock was corrected in the October 31, 2013 consolidated financial statements which resulted in the reclassification of the Series B Convertible Preferred Stock in the amount of $3,000,000 out of stockholders’ equity to temporary equity in the consolidated balance sheets. The Company has evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that this error was not material to our previously reported consolidated financial statements as of October 31, 2013.

Other Reclassifications - Equity in earnings (losses) of investments were reclassified as a component of other income (expense) from a separate line item following the income tax provision on the statement of operations.

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2014, the assumed discount rate used to measure the pension obligation decreased from 4.4% to 4.0% as a result of changes in market interest rates. The Company used RP-2014 to measure its pension obligation as of October 31, 2014 and combined with the decrease in the assumed discount rate, its pension obligation increased $2,730,000 as of October 31, 2014 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions (continued)

Business Combinations

Yuma Packinghouse

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. Both companies are privately owned Arizona corporations located in Yuma, Arizona. No liabilities were assumed in the acquisition. The purchase price was $1,700,000, comprised of 23,455 unregistered shares of the Company’s common stock valued at $518,600, $700,000 in cash, contingent consideration consisting of an earn-out with a fair value of $300,000 and a deferred cash payment of $181,400 to be paid upon the completion of certain land remediation activities required by the seller. The earn-out has a maximum value of $400,000 in cash based on the operating profits of the acquired business, as defined in the purchase agreement, over a five-year period ending October 31, 2019. The liability for the fair value of the earn-out is included in other long term liabilities and the deferred cash payment is included in accrued liabilities in the accompanying October 31, 2014 balance sheet. Transaction costs associated with the acquisition were not significant and were expensed in the year ended October 31, 2014. The results of operations of the Yuma packinghouse have been included in the consolidated results of operations from the acquisition date.

The following is a summary of the fair value of the assets acquired on the date of acquisition based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures:

Building	$395,000
Land and improvements	260,000
Equipment	885,000
Customer relationships	160,000
Fair value of assets acquired	$1,700,000

Customer relationships are subject to amortization over an estimated life of five years.

Revenue and net loss of $136,000 and $522,000, respectively, of the Yuma packinghouse are included in the Company’s consolidated statement of operations for fiscal year 2014. The results of operations of the Yuma packinghouse were not material to the Company’s pro forma consolidated statements of operations for the years ended October 31, 2013 and 2012 had the Yuma packinghouse been included in the consolidated results from the beginning of each year.

Lemons 400

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

The following is a summary of the fair value of the assets acquired on the date of acquisition based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures:

Cultural costs	$1,130,000
Land	5,180,000
Land improvements	309,000
Buildings and building improvements	60,000
Equipment	150,000
Orchards	601,000
Investment in mutual water company	1,320,000
Fair value of assets acquired	$8,750,000

Results of operations are included in the Company’s fiscal year 2013 consolidated statement of operations from the date of acquisition but are not significant due to the short time period from the acquisition date to the Company’s fiscal year end of October 31, 2013.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions (continued)

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

Associated Citrus Packers

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

The following is a summary of the fair value of the assets acquired on the date of acquisition based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures:

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

Revenue of $2,809,000 and net income of $291,000 of Associated are included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2013.

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

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2014 and 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

2014	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$24,270,000	$–	$–	$24,270,000
Liabilities at fair value:
Derivatives	$–	$1,782,000	$–	$1,782,000

2013	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$14,845,000	$–	$–	$14,845,000
Liabilities at fair value:
Derivatives	$–	$2,240,000	$–	$2,240,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. The Company currently owns 500,000 shares, representing approximately 2.9% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2014 and 2013 was $48.54 and $29.69 per share, respectively.

The derivative consists of an interest rate swap (see Note 14); the fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2014	2013

Prepaid insurance	$568,000	$557,000
Prepaid supplies	982,000	909,000
Net current deferred income tax assets	751,000	508,000
Tree and other deposits	578,000	217,000
Other	970,000	781,000
	$3,849,000	$2,972,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2014	2013

Land	$47,246,000	$47,008,000
Land improvements	16,715,000	14,803,000
Buildings and building improvements	12,948,000	12,446,000
Equipment	28,048,000	25,965,000
Orchards	25,350,000	25,703,000
Construction in progress	22,948,000	6,118,000
	153,255,000	132,043,000
Less accumulated depreciation	(47,822,000)	(45,833,000)
	$105,433,000	$86,210,000

Depreciation expense was $3,448,000, $2,380,000 and $2,118,000 for fiscal years 2014, 2013 and 2012, respectively.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2014	2013

East Areas 1 and 2 (Santa Paula Gateway)	$55,016,000	$51,538,000
Templeton Santa Barbara, LLC	11,039,000	11,276,000
Windfall Investors, LLC	22,033,000	20,605,000
	$88,088,000	$83,419,000

East Areas 1 and 2 (Santa Paula Gateway)

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2014 and 2013, the Company capitalized $3,478,000 and $4,154,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $17,000, $11,000 and $63,000 in fiscal years 2014, 2013 and 2012, respectively.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of October 31, 2014, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2014, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements

On May 8, 2013, the Company amended the mitigation agreement it has with the Santa Paula Union High School District, which is associated with the East Area 1 development agreement. In exchange for the release of approximately 7 acres of property previously reserved for school facilities within East Area 1, subject to certain conditions, the amendment requires the Company to pay a total of $1,750,000 comprised of $1,000,000 that was paid in June of 2013 and in increase in school facility fees of $1,500 per unit for each of the first 500 certificates of occupancy issued in connection with the residential development of East Area 1. Such costs have and will be capitalized as real estate development costs.

In May 2013, the Ventura Local Area Formation Commission unanimously approved the annexation of the East Area 2 real estate development project into the City of Santa Paula. The annexation was recorded during August 2013.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”) and Sevilla. The carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2014 were $2,983,000, $3,370,000 and $4,686,000, respectively.

During fiscal years 2014 and 2013, the Company capitalized $198,000 and $744,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company has incurred net expenses of $129,000, $32,000 and $20,000 in fiscal years 2014, 2013 and 2012, respectively.

On November 29, 2013, the Company entered into a Purchase and Sale Agreement and Escrow Instructions to sell Sevilla and Pacific Crest for a combined purchase price of $8,300,000. The sale transactions were not completed but an impairment charge of $95,000 was recognized in fiscal year 2013 for the difference in expected net proceeds and the book value of the properties at October 31, 2013.

On August 25, 2014, the Company entered into a non-binding letter of intent to sell Centennial for $3,100,000 cash. The sale transaction was not completed but an impairment charge of $435,000 was recognized in fiscal year 2014 for the difference in expected net proceeds and the book value of the properties at October 31, 2014.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During 2014 and 2013, the Company capitalized $1,428,000 and $749,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $954,000, $644,000 and $702,000, in fiscal years 2014, 2013 and 2012, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

Impairments of Real Estate Assets

During fiscal years 2014 and 2013, the Company recorded impairment charges related to the Templeton Santa Barbara, LLC real estate development project of $435,000 and $95,000, respectively.

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

The Company provides Del Mar with farm management, orchard land development and accounting services, and recognized revenue of $141,000, $141,000 and $136,000 in fiscal years 2014, 2013 and 2012, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $675,000, $733,000 and $569,000 in fiscal years 2014, 2013 and 2012, respectively. Fruit proceeds due to Del Mar were $828,000 and $342,000 at October 31, 2014 and 2013, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed $8,000, $34,000 and $9,000 to the partnership in fiscal years 2014, 2013 and 2012, respectively. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

HM East Ridge, LLC

In February 2010, the Company and HM Manager, LLC formed HM East Ridge, LLC, (“East Ridge”) for the purpose of developing one of the four Templeton Project parcels. The Company and HM Manager each had a 50% interest in the East Ridge.  The Company’s initial capital contribution into East Ridge was the land parcel with a net carrying value of $7,207,000.

On April 8, 2013 the Company and HM East Ridge, LLC entered into a Purchase and Sale Agreement to sell its East Ridge parcel of property for $6,000,000. The transaction closed in June 2013 and generated net proceeds of $5,713,000. The Company recognized a loss of $1,754,000, which is included in equity earnings (losses) of investments in the Company’s fiscal year 2013 consolidated statements of operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

Limoneira Chile SpA

On August 14, 2014, through its wholly owned subsidiary, Limoneira Chile SpA, the Company invested $1,750,000 for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company will earn equity income from its investment and $0.50 per carton on lemon sales to Asian markets. The Company’s investment includes certain preferred interest provisions through December 31, 2016, including cash distributions of the 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on its investment. In addition, the Company has the right to acquire the 52% interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.

Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. The remaining $1,340,000 in basis differences is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $43,000 from the acquisition date to October 31, 2014 and is estimated to be approximately $206,000 per year through October 31, 2018 and $55,000 per year for years ending October 31, 2019 through October 31, 2023. The foregoing basis difference and related amortization amounts are based on a preliminary valuation of Rosales’ net assets, which will be adjusted when such information is finalized.

The following is unaudited financial information of the equity method investees for fiscal years 2014, 2013 and 2012, respectively:

	Del Mar	Romney	East Ridge	Rosales	Total
2014
Assets	$2,623,000	$707,000	$–	$3,722,000	$7,052,000
Liabilities	$–	$–	$–	$2,471,000	$2,471,000
Equity	2,623,000	707,000	–	1,251,000	4,581,000
Total liabilities and equity	$2,623,000	$707,000	$–	$3,722,000	$7,052,000
Revenues	$2,003,000	$6,000	$–	$2,175,000	$4,184,000
Expenses	910,000	16,000	–	2,009,000	2,935,000
Net income (loss)	$1,093,000	$(10,000)	$–	$166,000	$1,249,000
2013
Assets	$2,286,000	$712,000	$–	$–	$2,998,000
Liabilities	$–	$–	$–	$–	$–
Equity	2,286,000	712,000	–	–	2,998,000
Total liabilities and equity	$2,286,000	$712,000	$–	$–	$2,998,000
Revenues	$2,218,000	$9,000	$6,000,000	$–	$8,227,000
Expenses	862,000	25,000	7,754,000	–	8,641,000
Net income (loss)	$1,356,000	$(16,000)	$(1,754,000)	$–	$(414,000)
2012
Assets	$1,399,000	$675,000	$8,255,000	$–	$10,329,000
Liabilities	$–	$–	$–	$–	$–
Equity	1,399,000	675,000	8,255,000	–	10,329,000
Total liabilities and equity	$1,399,000	$675,000	$8,255,000	$–	$10,329,000
Revenues	$1,508,000	$7,000	$–	$–	$1,515,000
Expenses	726,000	21,000	1,000	–	748,000
Net income (loss)	$782,000	$(14,000)	$(1,000)	$–	$767,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

	Del Mar	Romney	East Ridge	Rosales	Total

Investment balance October 31, 2011	$1,095,000	$514,000	$7,287,000	$–	$8,896,000
Equity earnings (losses)	183,000	(10,000)	–	–	173,000
Cash distribution	(220,000)	–	–	–	(220,000)
Investment contributions	–	9,000	89,000	–	98,000
Investment balance October 31, 2012	1,058,000	513,000	7,376,000	–	8,947,000
Equity earnings (losses)	317,000	(12,000)	(1,754,000)	–	(1,449,000)
Cash distributions	(110,000)	–	(5,713,000)	–	(5,823,000)
Investment contributions	–	34,000	91,000	–	125,000
Investment balance October 31, 2013	1,265,000	535,000	–	–	1,800,000
Equity earnings (losses)	256,000	(8,000)	–	15,000	263,000
Cash distribution	(183,000)	–	–	–	(183,000)
Investment contributions	–	8,000	–	1,750,000	1,758,000
Investment balance October 31, 2014	$1,338,000	$535,000	$–	$1,765,000	$3,638,000

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $9,425,000 ($5,790,000 net of tax), $795,000 ($479,000 net of tax) and $692,000 ($417,000 net of tax) for the years ended October 31, 2014, 2013 and 2012, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Notes Receivable

In fiscal year 2004, the Company sold a parcel of land in Morro Bay, California. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining $49,000 balance of the deferred gain is included in other long-term liabilities in the Company’s consolidated balance sheets. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest was to be paid in full on April 1, 2014. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 1, 2014 to April 1, 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. On April 1, 2014 the rate converted to a floating rate of LIBOR plus 3.5% with no floor. The note is subordinate to bank financing and provides for repayment that is based on a percentage of net operating cash flows of the underlying avocado orchard as defined in the note, ranging from 35% through 2014 and 50% until fully repaid or any unpaid balance due and payable on the due date. Total principal and interest due is $2,084,000 and $2,024,000 at October 31, 2014 and 2013, respectively. Interest continues to accrue on the principal balance of the note and was $60,000, $78,000 and $78,000 in fiscal years 2014, 2013 and 2012, respectively.

In February 2013, the Company received $350,000 from the lessee of a retail facility owned by the Company for payment in full of a note receivable issued in connection with tenant improvements made to the property.

In connection with the Company’s stock grant program, the Company has notes receivable and accrued interest from certain employees of $10,000 and $17,000 at October 31, 2014 and 2013, respectively. Interest income recognized on employee notes receivable was insignificant in fiscal years 2014, 2013 and 2012, respectively.

11. Other Assets

Other assets consist of the following at October 31:

	2014	2013

Investments in mutual water companies	$3,731,000	$3,430,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,282,000	1,522,000
Revolving funds and memberships	355,000	358,000
Acquired trade names and trademarks	530,000	476,000
Goodwill	680,000	680,000
	$8,114,000	$8,002,000

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets (continued)

Deferred Lease Assets and Other

Deferred lease assets and other as of October 31, 2014 and 2013 includes $793,000 and $1,034,000 of deferred rent assets, respectively, $204,000 and $142,000 of net deferred financing costs, respectively and $91,000 and $103,000 of prepaid lease amounts on pollination equipment, respectively.

In addition, deferred lease assets and other as of October 31, 2014 and 2013 includes a patent for an agricultural variety with a carrying value of $123,000 and $136,000, respectively, net of accumulated amortization of $99,000 and $86,000, respectively. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2014, 2013 and 2012. The Company will amortize $13,000 each year for fiscal years 2015 through 2019 related to its patent.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

Acquired Trade Names, Trademarks and Goodwill

The Company acquired $486,000 of trade names and trademarks and $680,000 of goodwill in its acquisition of Associated in September 2013. The Company amortized $60,000 in fiscal year 2014 and will amortize $60,000 each year for fiscal years 2015 through 2019 related to trade names and trademarks. Additionally, we acquired $160,000 of customer relationships with the acquisition of the Yuma packinghouse, which are being amortized over five years.

12. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2014	2013

Compensation	$3,280,000	$1,979,000
Property taxes	500,000	469,000
Income taxes	-	1,732,000
Interest	235,000	208,000
Deferred rental income and deposits	598,000	426,000
Lease expense	1,458,000	546,000
Lemon supplier payables	624,000	280,000
Other	844,000	640,000
	$7,539,000	$6,280,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt

Long-term debt is comprised of the following at October 31:

	2014	2013
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.15% at October 31, 2014, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$61,623,000	$54,380 ,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at October 31, 2014. The loan is payable in quarterly installments through November 2022.	4,756,000	5,262,000

Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at October 31, 2014. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan: the interest rate was fixed at 3.65% until November 2014 and became variable for the remainder of the loan. The loan is payable in monthly installments through October 2035.	1,475,000	1,975,000

CNH Capital loans: the interest rate is zero and the loans are payable in monthly installments through May and July 2015.	8,000	23,000
Subtotal	68,354,000	62,132,000
Less current portion	583,000	569,000
Total long-term debt, less current portion	$67,771,000	$61,563,000

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

On March 31, 2014, the Company entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of the Company’s agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $93,800,000 at October 31, 2014. The Company paid debt financing costs of $106,000 related to this amendment.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $2,315,000 and $2,451,000 during the year ended October 31, 2014 and 2013, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $204,000, net of amortization of $185,000, and is included in other assets on the Company’s consolidated balance sheet at October 31, 2014.

Principal payments on the Company’s long-term debt are due as follows:

2015	$583,000
2016	589,000
2017	605,000
2018	62,737,000
2019	641,000
Thereafter	3,199,000
$68,354,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

14. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Liability
	2014	2013	2014	2013
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,782,000	$2,240,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income in the accompanying consolidated balance sheet.

The Company’s previous interest rate swap, which had a notional amount of $42,000,000 and expired June 2013, did not qualify for hedge accounting. Therefore, mark to market adjustments to the underlying fair value net liability and amortization of the accumulated other comprehensive loss balance resulted in non-cash interest income of $711,000 and $739,000 in fiscal years 2013 and 2012, respectively.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $561,000, $534,000 and $528,000 of rental income from employees in fiscal years 2014, 2013 and 2012, respectively. There were no rental payments due from employees at October 31, 2014 and 2013.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,232,000, $1,135,000 and $989,000 in fiscal years 2014, 2013 and 2012, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, the Company purchased a $1,320,000 investment in a mutual water company with the acquisition of Lemons 400 in October 2013, which is included in other assets in the Company’s consolidated balance sheet at October 31, 2013. Water payments due to the mutual water companies were, in aggregate, $74,000 and $78,000 at October 31, 2014 and 2013, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,425,000, $1,266,000 and $1,410,000 from the association in fiscal years 2014, 2013 and 2012, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $177,000 and $26,000 at October 31, 2014 and 2013, respectively.

The Company recorded dividend income of $350,000, $432,000 and $366,000 in fiscal years 2014, 2013 and 2012, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company had $7,374,000, $11,683,000 and $9,456,000 in avocado sales to Calavo in fiscal years 2014, 2013 and 2012, respectively. Additionally, the Company had zero, $242,000 and $189,000 in lemon sales to Calavo in fiscal years 2014, 2013 and 2012, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The Company leases office space to Calavo and received rental income of $277,000, $271,000, and $265,000 in fiscal years 2014, 2013 and 2012, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were receivable by the Company from Calavo at October 31, 2014 or 2013. The Company purchased $658,000, $2,418,000 and $1,316,000 of packed avocados and lemons to sell from Calavo in fiscal years 2014, 2013 and 2012, respectively. No amounts were due to Calavo at October 31, 2014 and 2013, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions (continued)

Certain members of the Company’s Board of Directors market lemons through Limoneira Company pursuant to its customary marketing agreements. During fiscal years 2014, 2013 and 2012 the aggregate amount of lemons procured from entities owned or controlled by members of the Board of Directors was $1,583,000, $1,101,000 and $1,815,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $592,000, and $240,000 at October 31, 2014 and 2013, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. During fiscal years 2014 and 2013, $15,000 and zero of lease expense was incurred in connection with this lease. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $82,000 and $18,000 to the Company during the years ended October 31, 2014 and 2013, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $6,805,000 for the year ended October 31 2014 and $1,320,000 from the acquisition date to October 31, 2013. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $345,000 during the year ended October 31, 2014 and $112,000 from the acquisition date to October 31, 2013 respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $40,000 and $194,000 due to Associated from CRG at October 31, 2014 and October 31, 2013, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District. The Company purchased water in the amount of $119,000 and $59,000 during fiscal years 2014 and 2013, respectively and this amount is included in agribusiness expenses in the consolidated statements of operations. There were no amounts that were due to the district at October 31, 2014 or 2013, respectively.

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current:
Federal	$(2,820,000)	$(3,589,000)	$(535,000)
State	(882,000)	(856,000)	(327,000)
Total current provision	(3,702,000)	(4,445,000)	(862,000)

Deferred:
Federal	80,000	1,084,000	(968,000)
State	49,000	126,000	(148,000)
Total deferred provision	129,000	1,210,000	(1,116,000)
Total provision	$(3,573,000)	$(3,235,000)	$(1,978,000)

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2014 and 2013 are as follows:

	2014	2013
Current deferred income tax assets (liabilities):
Labor accruals	$250,000	$211,000
Property taxes	(181,000)	(176,000)
State income taxes	288,000	240,000
Prepaid insurance and other	394,000	233,000
Net current deferred income tax assets	751,000	508,000

Noncurrent deferred income tax (liabilities) assets:
Depreciation	(5,678,000)	(5,878,000)
Amortization	332,000	366,000
Impairments of real estate development assets	3,145,000	3,019,000
Derivative instruments	382,000	892,000
Minimum pension liability adjustment	1,945,000	1,707,000
Unrealized net gain on Calavo investment	(7,564,000)	(3,918,000)
Book and tax basis difference of acquired assets	(14,093,000)	(14,180,000)
Other	(261,000)	(548,000)
Net noncurrent deferred income tax liabilities	(21,792,000)	(18,540,000)
Net deferred income tax liabilities	$(21,041,000)	$(18,032,000)

The net current deferred income tax assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets at October 31, 2014 and 2013.

At October 31, 2014, the Company had federal and state operating loss carry-forwards of approximately $1,770,000. The state loss carry-forwards will begin to expire in fiscal year 2015, unless previously utilized. A valuation allowance of approximately ($28,000) has been established as of October 31, 2014 to offset the state NOL that is expected to expire unused.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2014, 2013, and 2012

	2014		2013		2012
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(3,587,000)	(34.0)%	$(2,768,000)	(34.0)%	$(1,744,000)	(34.0)%
State income tax, net of federal benefit	(552,000)	(5.2)%	(509,000)	(6.2)%	(314,000)	(6.1)%
Dividend exclusion	83,000	0.8%	103,000	1.3%	87,000	1.7%
Production deduction	461,000	4.4%	175,000	2.1%	161,000	3.1%
Other permanent items	22,000	0.2%	(236,000)	(2.9)%	(168,000)	(3.3)%
Total income tax provision	$(3,573,000)	(33.8)%	$(3,235,000)	(39.7)%	$(1,978,000)	(38.6)%

The Company recognizes excess tax deductions associated with the vesting of stock grants directly to stockholders’ equity when realized.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

At October 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S., California and Arizona. The Company is no longer subject to significant U.S. and state income tax examinations for years prior to the statutory periods of three years for federal and four years for state tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2014.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $500,000 and $1,252,000 for fiscal years 2014 and 2013, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The long-term target asset allocation ranges are as follows: Domestic Equity 35%-40%; International Equity 10%-15%; Fixed Income 47% and Cash 3%.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.

The components of net periodic benefit cost for the Plan for fiscal years 2014 and 2013 were as follows:

	2014	2013

Service cost	$135,000	$166,000
Interest cost	820,000	721,000
Expected return on plan assets	(1,073,000)	(959,000)
Recognized actuarial loss	781,000	1,030,000
Net periodic benefit cost	$663,000	$958,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$19,280,000	$20,690,000
Service cost	135,000	166,000
Interest cost	820,000	721,000
Benefits paid	(1,006,000)	(1,058,000)
Actuarial loss (gain)	2,730,000	(1,239,000)
Benefit obligation at end of year	$21,959,000	$19,280,000

Change in plan assets:
Fair value of plan assets at beginning of year	$16,375,000	$14,560,000
Actual return on plan assets	1,136,000	1,621,000
Employer contributions	500,000	1,252,000
Benefits paid	(1,006,000)	(1,058,000)
Fair value of plan assets at end of year	$17,005,000	$16,375,000

Reconciliation of funded status:
Fair value of plan assets	$17,005,000	$16,375,000
Benefit obligations	21,959,000	19,280,000
Net plan obligations	$(4,954,000)	$(2,905,000)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(4,954,000)	(2,905,000)
Net obligation recognized in statements of financial position	$(4,954,000)	$(2,905,000)

Reconciliation of amounts recognized in statements of financial position:
Accumulated other comprehensive loss	$(9,077,000)	$(7,191,000)
Accumulated contributions in excess of net periodic benefit cost	4,123,000	4,286,000
Net deficit recognized in statements of financial position	$(4,954,000)	$(2,905,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31:

	2014	2013
Changes recognized in other comprehensive income:
Net loss (gain) arising during the year	$2,667,000	$(1,901,000)
Amortization or settlement recognition of net loss	(781,000)	(1,030,000)
Total recognized in other comprehensive loss (income)	$1,886,000	$(2,931,000)

Total recognized in net periodic benefit and other comprehensive loss (income)	$2,549,000	$(1,973,000)

Presented below is the October 31 year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year:

2014
Initial net asset (obligation)	$–
Prior service credit (cost)	–
Net loss	984,000
Total	$984,000

The following assumptions as of October 31, were used in determining benefit obligations and net periodic benefit cost:

	2014	2013
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.40%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.40%	3.60%
Expected return on plan assets	7.00%	7.00%

Additional year-end information:
Projected benefit obligation	$21,959,000	$19,280,000
Accumulated benefit obligation	$21,959,000	$19,280,000
Fair value of plan assets	$17,005,000	$16,375,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The Company expects to contribute $500,000 to the Plan in fiscal year 2015. Additionally, benefit payments are expected to be paid during the following fiscal years:

2015	$1,080,000
2016	1,118,000
2017	1,170,000
2018	1,203,000
2019	1,228,000
2020-2024	6,342,000
$12,141,000

The following table sets forth the Plan’s assets as of October 31, 2014, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$527,000	$–	$–	$527,000
Mutual funds	1,360,000	–	–	1,360,000
Pooled funds	–	15,118,000	–	15,118,000
	$1,887,000	15,118,000	$–	$17,005,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2014, 2013, and 2012, the Company contributed to the plan and recognized expenses of $647,000, $615,000, and $517,000, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2014	2013

Minimum pension liability	$4,954,000	$2,905,000
Fair value of derivative instrument	973,000	1,523,000
Contingent consideration	300,000	-
Deferred gain and other	55,000	55,000
	$6,282,000	$4,483,000

19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,861,000 at October 31, 2014. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $10,924,000 and $4,993,000, respectively, at October 31, 2014. The Company’s rental operations revenue includes contingent rental revenue of $200,000, $119,000 and $165,000 for fiscal years 2014, 2013 and 2012, respectively.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2014, are as follows:

2015	$2,187,000
2016	1,853,000
2017	1,702,000
2018	1,415,000
2019	497,000
Thereafter	1,343,000
$8,997,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, pollinating equipment, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2014, 2013 and 2012 was $3,390,000, $2,316,000 and $1,972,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

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

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in prepaid expenses and other current assets and other assets in the Company’s consolidated balance sheets is $903,000 and $1,112,000 at October 31, 2014 and 2013, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

Additionally, the Company had agreements which expired in 2014, with an electric utility through the California Solar Initiative which entitled it to receive rebates for energy produced by our solar arrays. These rebates, were $91,000, $992,000 and $1,006,000 in fiscal years 2014, 2013 and 2012, respectively.

In January 2012, the Company entered into six operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. The Company incurred $1,641,000, $724,000, and $456,000 of net lease expense in fiscal years 2014, 2013, and 2012, respectively.

On July 1, 2013, the Company and Cadiz, entered into a long-term lease agreement for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. During fiscal years 2014 and 2013, $15,000 and zero of lease expense was incurred in connection with this lease.

Minimum future lease payments are as follows:

2015	$1,751,000
2016	1,681,000
2017	1,693,000
2018	1,660,000
2019	873,000
Thereafter	3,287,000
$10,945,000

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2014, these outstanding letters of credit totaled $193,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statement s (continued)

20. Commitments and Contingencies (continued)

Other Commitments

In December 2013 the Company entered into a construction contract that includes design and construction services for the expansion of the Company’s lemon packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9,300,000, which may be revised based on design modifications and finalization of construction costs.  The project began in March 2014 and is expected to be substantially complete in the spring of 2015.

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

21. Public Offering of Common Stock

During February 2013 the Company completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under the shelf registration statement. The offering represented 16% of the Company’s outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, the Company had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38,295,000 and after an underwriting discount of $2,106,000 and other offering expenses of $292,000, the net proceeds were $35,897,000. During February 2013, the Company used the net offering proceeds to repay long-term debt.

22. Series B and Series B-2 Preferred Stock

Series B Convertible Preferred Stock

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., the Company issued 30,000 shares of Series B Convertible Preferred Stock at $100.00 par value (the “Series B Stock”).

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

Redemption: The Company, at the option of the Board of Directors, may redeem the Series B Stock, as a whole or in part, at any time or from time to time on or after August 1, 2017 and before July 31, 2027, at a redemption price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for redemption.

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

Put: The holders of Series B Stock may at any time after July 1, 2017 and before June 31, 2027 cause the Company to repurchase such shares at a repurchase price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for repurchase.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statement s (continued)

22. Series B and Series B-2 Preferred Stock (continued)

Because the Series B Stock may be redeemed by holders of the shares at their discretion beginning July 1, 2017, the redemption is outside of the control the Company and accordingly, the Series B Stock has been classified as temporary equity

Series B-2 Convertible Preferred Stock

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, the Company issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100.00 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), an entity affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series B-2 Preferred Stock has the following rights, preferences, privileges, and restrictions:

Conversion: Each share of the Series B-2 Preferred Stock is convertible into common stock at a conversion price equal to the greater of (a) the then-market price of the Company’s common stock based upon the closing price of the Company’s common stock on the NASDAQ Stock Market, LLC or on such other principal market on which the Company’s common stock may then be trading and (b) $15.00 per share of common stock. Shares of the Series B-2 Preferred Stock may be converted into common stock (i) at any time prior to the redemption thereof, or (ii) in the event the Option Agreement (as defined below) is terminated without all of the shares of Series B-2 Preferred Stock having been redeemed, within 30 calendar days following such termination.

Dividends: The holder of shares of the Series B-2 Preferred Stock is entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014.

Liquidation Rights: In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of the Series B-2 Preferred Stock is entitled to be paid out of the assets available for distribution, before any payment is made to the holders of the Company’s common stock or any other series or class of the Company’s shares ranking junior to the Series B-2 Preferred Stock, an amount equal to the liquidation value of $1,000 per share, plus an amount equal to all accrued and unpaid dividends.

Voting Rights: Each share of Series B-2 Preferred Stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders.

Redemption: The Company may redeem shares of Series B-2 Preferred Stock only (i) from WPI or its designee and (ii) upon, and to the extent of, an election to exercise the option pursuant to the Option Agreement, described below, at a redemption price equal to the liquidation value of $1,000 per share plus accrued and unpaid dividends.

Because the Series B-2 Preferred Stock may be redeemed by WPI at its discretion with the exercise of the Option Agreement, the redemption is outside of the control the Company and accordingly, the Series B-2 Preferred Stock has been classified as temporary equity.

In connection with the sale of the Series B-2 Preferred Stock, Associated and another affiliate of WAM (“WPI-ACP”), entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled. The net proceeds of any monetization event would be shared equally by the parties. The agreements entered into include a Water Development Agreement and an Option Agreement. Pursuant to the Water Development Agreement, Associated granted WPI-ACP exclusive rights to develop water assets attributable to the real estate owned by Associated for the mutual benefit of Associated and WAM. Pursuant to the Option Agreement, Associated granted WPI-ACP an option to purchase an undivided interest of up to one-half of the real estate owned by Associated in Yuma County, Arizona (the “Property”) and the water rights associated therewith until January 1, 2026. The purchase price for the Property subject to the Option Agreement will be paid via the redemption by the Company of a proportionate percentage of the Series B-2 Preferred Stock. Unless and until a definitive agreement or definitive agreements with respect to Associated’s real estate and water rights is entered into that would cause the cessation of farming operations, Associated expects to continue farming the Property and recognize all results of operations and retain all proceeds from such operations.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Stockholders’ Equity

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

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2014, 41,889 shares of common stock were granted to management under the Stock Plan for fiscal year 2014 performance, resulting in total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance to be recognized over the next two years as the shares vest.  During December 2013, 27,091 shares of common stock were granted to management under the Stock Plan for fiscal 2013 performance, resulting in a total compensation expense of approximately $727,000, with $253,000 recognized in the year ended December 31, 2013 and the balance to be recognized over the next two years as the shares vest. During December 2012, 34,721 shares of common stock were granted to management under the Stock Plan for fiscal year 2012 performance, resulting in total compensation expense of approximately $657,000, with $216,000 recognized in the year ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. No shares were granted for fiscal year 2011 performance. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Year Ended October 31,
Year	Granted	2014	2013	2012

2010	62,287	$-	$91,000	$546,000
2012	34,721	209,000	209,000	216,000
2013	27,091	237,000	253,000	-
2014	-	367,000	-	-
		$813,000	$553,000	$762,000

During fiscal years 2014, 2013, and 2012, respectively, members of management exchanged 6,619, 11,010 and 10,995 shares of common stock with fair market values of $176,000, $236,000 and $196,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During fiscal years 2014, 2013 and 2012, respectively, 13,587, 9,040 and 10,269 shares of common stock were issued to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $303,000, $200,000 and $185,000 of stock-based compensation in fiscal years 2014, 2013 and 2012, respectively.

Donation of Common Stock

During each June of 2014, 2013 and 2012 the Company donated $100,000 of unregistered common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation. The number of shares of common stock issued was 4,552, 4,859 and 6,165 in 2014, 2013 and 2011, respectively, which was based on the market value of Limoneira common stock on the date of the donation. The Company recognized expense of $100,000 each year, which is included in selling, general and administrative expense. The donations are to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

24. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2014 and October 31, 2013, the Company has been allocated $729,000 and $863,000, respectively; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of $67,000, $59,000 and $113,000 in fiscal years 2014, 2013 and 2012, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2014 was $251,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

25. Segment Information

The Company operates in three reportable operating segments; agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The agribusiness segment includes farming and lemon packing operations. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and earnings, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

Segment information for year ended October 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$98,522,000	$4,640,000	$300,000	$–	$103,462,000
Costs and expenses	71,498,000	2,651,000	1,321,000	14,148,000	89,618,000
Depreciation and amortization	2,827,000	422,000	79,000	188,000	3,516,000
Impairment charges	-	-	435,000	-	435,000
Operating income (loss)	$24,197,000	$1,567,000	$(1,535,000)	$(14,336,000)	$9,893,000

Segment information for year ended October 31, 2013:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$79,990,000	$4,250,000	$644,000	$–	$84,884,000
Costs and expenses	61,850,000	2,213,000	1,266,000	11,659,000	76,988,000
Depreciation and amortization	1,757,000	388,000	67,000	191,000	2,403,000
Impairment charges	-	-	95,000	-	95,000
Operating income (loss)	$16,383,000	$1,649,000	$(784,000)	$(11,850,000)	$5,398,000

Segment information for year ended October 31, 2012:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$61,553,000	$4,023,000	$252,000	$–	$65,828,000
Costs and expenses	45,811,000	2,045,000	981,000	10,304,000	59,141,000
Depreciation and amortization	1,489,000	373,000	56,000	213,000	2,131,000
Impairment charges	–	–	–	–	–
Operating income (loss)	$14,253,000	$1,605,000	$(785,000)	$(10,517,000)	$4,556,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

25. Segment Information (Continued)

The following table sets forth revenues by category, by segment for fiscal years 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012

Lemons	$79,726,000	$58,137,000	$44,162,000
Avocados	7,374,000	11,683,000	9,546,000
Navel and Valencia oranges	7,616,000	5,528,000	4,066,000
Specialty citrus and other crops	3,806,000	4,642,000	3,779,000
Agribusiness revenues	98,522,000	79,990,000	61,553,000

Rental operations	2,454,000	2,385,000	2,293,000
Leased land	1,986,000	1,746,000	1,565,000
Organic recycling	200,000	119,000	165,000
Rental operations revenues	4,640,000	4,250,000	4,023,000

Real estate operations	300,000	644,000	252,000
Real estate revenues	300,000	644,000	252,000
Total revenues	$103,462,000	$84,884,000	$65,828,000

26. Subsequent Events

The Company has evaluated events subsequent to October 31, 2014, to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 61 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 62.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2014 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 31, 2014 and 2013

Consolidated Statements of Operations for the years ended October 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2015.

LIMONEIRA COMPANY
By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 12, 2015 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ John W. Blanchard	Director
John W. Blanchard

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Keith W. Renken	Director
Keith W. Renken

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.8	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.8.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.8.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

4.5	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.4	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.7	Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.8	Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.9	Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.10	Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011 (File No. 001-34755))

10.11	Third Amendment to Amended and Restated Line of Credit Agreement dated March 19, 2014, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

10.12	Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.13	Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

10.14	Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.15	Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.16	Promissory Note and Supplement to Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.17†	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2012 (File No. 001-34755))

10.18†	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011 (File No. 001-34755))

10.19†	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.20	Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.21	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.27	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

Exhibit No.	Description

10.28	Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. rushing Trust, Jennifer R. rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed June 10, 2013 (File No. 001-34755))

10.29

Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC,

Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.30	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.31	Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.32	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.33	Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.34	General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.35	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.36	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.37	Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Denotes management contracts and compensatory plans or arrangements