Form 10-Q
period 2015-01-31
Limoneira CO
filed 2015-03-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

As of February 28, 2015, there were 14,124,332 shares outstanding of the registrant’s common stock.

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

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2015	October 31, 2014
Assets
Current assets:
Cash	$104,000	$92,000
Accounts receivable, net	11,319,000	7,236,000
Cultural costs	1,559,000	3,691,000
Prepaid expenses and other current assets	3,870,000	3,849,000
Income taxes receivable	1,898,000	1,143,000
Total current assets	18,750,000	16,011,000

Property, plant and equipment, net	111,478,000	105,433,000
Real estate development	89,245,000	88,088,000
Equity in investments	3,419,000	3,638,000
Investment in Calavo Growers, Inc.	20,055,000	24,270,000
Notes receivable	2,096,000	2,084,000
Other assets	8,271,000	8,114,000
Total assets	$253,314,000	$247,638,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,148,000	$6,363,000
Growers payable	6,165,000	5,839,000
Accrued liabilities	3,178,000	7,539,000
Fair value of derivative instrument	775,000	809,000
Current portion of long-term debt	582,000	583,000
Total current liabilities	18,848,000	21,133,000
Long-term liabilities:
Long-term debt, less current portion	81,775,000	67,771,000
Deferred income taxes	20,103,000	21,792,000
Other long-term liabilities	6,444,000	6,282,000
Total liabilities	127,170,000	116,978,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 30,000 shares issued and outstanding at January 31, 2015 and October 31, 2014) (8.75% coupon rate)	3,000,000	3,000,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding January 31, 2015 and October 31, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: 0 issued or outstanding at January 31, 2015 and October 31, 2014)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,124,332 and 14,078,077
shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively)	141,000	140,000
Additional paid-in capital	90,064,000	89,770,000
Retained earnings	21,066,000	23,308,000
Accumulated other comprehensive income	2,542,000	5,111,000
Total stockholders’ equity	113,813,000	118,329,000
Total liabilities and stockholders’ equity	$253,314,000	$247,638,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2015	2014
Revenues:
Agribusiness	$26,883,000	$24,704,000
Rental operations	1,118,000	1,134,000
Real estate development	10,000	44,000
Total revenues	28,011,000	25,882,000
Costs and expenses:
Agribusiness	25,814,000	23,462,000
Rental operations	805,000	728,000
Real estate development	242,000	344,000
Selling, general and administrative	3,667,000	3,541,000
Total costs and expenses	30,528,000	28,075,000
Operating loss	(2,517,000)	(2,193,000)
Other income (expense):
Interest income (expense), net	(12,000)	20,000
Equity in earnings of investments	85,000	84,000
Other income, net	241,000	153,000
Total other income	314,000	257,000

Loss before income tax benefit	(2,203,000)	(1,936,000)

Income tax benefit	755,000	717,000
Net loss	(1,448,000)	(1,219,000)
Preferred dividends	(159,000)	(66,000)
Net loss applicable to common stock	$(1,607,000)	$(1,285,000)

Basic net loss per common share	$(0.11)	$(0.09)

Diluted net loss per common share	$(0.11)	$(0.09)

Dividends per common share	$0.04	$0.04

Weighted-average common shares outstanding-basic	14,098,000	14,030,000
Weighted-average common shares outstanding-diluted	14,098,000	14,030,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2015	2014

Net loss	$(1,448,000)	$(1,219,000)
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment	149,000	118,000
Unrealized holding (losses) gains of security available-for-sale	(2,545,000)	208,000
Unrealized (losses) gains from derivative instrument	(173,000)	132,000
Total other comprehensive (loss) income, net of tax	(2,569,000)	458,000
Comprehensive loss	$(4,017,000)	$(761,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2015	2014
Operating activities
Net loss	$(1,448,000)	$(1,219,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989,000	817,000
Loss on disposal of assets	160,000	183,000
Stock compensation expense	569,000	472,000
Distributed earnings of investments	228,000	100,000
Accrued interest on note receivable	(12,000)	(19,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,083,000)	(5,319,000)
Cultural costs	2,132,000	2,492,000
Prepaid expenses and other current assets	(21,000)	(577,000)
Income taxes receivable	(755,000)	(840,000)
Other assets	98,000	107,000
Accounts payable and growers payable	622,000	3,038,000
Accrued liabilities	(4,403,000)	(3,521,000)
Other long-term liabilities	86,000	166,000
Net cash used in operating activities	(5,838,000)	(4,120,000)

Investing activities
Capital expenditures	(7,067,000)	(4,764,000)
Equity investment contributions	(9,000)	(8,000)
Investments in mutual water companies and water rights	(8,000)	(8,000)
Net cash used in investing activities	(7,084,000)	(4,780,000)

Financing activities
Borrowings of long-term debt	36,960,000	17,027,000
Repayments of long-term debt	(22,957,000)	(7,322,000)
Dividends paid – common	(635,000)	(526,000)
Dividends paid – preferred	(159,000)	(66,000)
Exchange of common stock	(275,000)	(169,000)
Payments of debt financing costs	-	(68,000)
Net cash provided by financing activities	12,934,000	8,876,000
Net decrease in cash	12,000	(24,000)
Cash at beginning of period	92,000	82,000
Cash at end of period	$104,000	$58,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$597,000	$571,000
Cash paid during the period for income taxes, net of refunds received	$-	$1,855,000
Non-cash investing and financing activities:
Unrealized holding loss (gain) on Calavo investment	$4,215,000	$(345,000)
Capital expenditures accrued but not paid at period-end	$1,261,000	$726,000
Accrued interest on note receivable	$12,000	$19,000
Accrued contribution obligation of investment in water company	$270,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$-

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2015 and 2014 and balance sheet as of January 31, 2015 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2015 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2014 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2014.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC, and Associated Citrus Packers, Inc. (“Associated”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the January 31, 2015 presentation.

Immaterial Classification Error - An immaterial error in the classification of an equity method investee’s distributions was corrected in the January 31, 2014 consolidated financial statements which resulted in the reclassification of an equity method investee’s distributions from investing to operating cash flows in the amount of  $184,000 in the consolidated statement of cash flows. The Company has evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that this error was not material to our previously reported consolidated financial statements as of October 31, 2014 and prior.

Other Reclassifications - Equity in earnings of investments were reclassified as a component of other income (expense) from a separate line item following the income tax provision on the statement of operations.

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2015 and October 31, 2014, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

January 31, 2015	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$20,055,000	$–	$–	$20,055,000
Liabilities at fair value:
Derivative	$–	$2,070,000	$–	$2,070,000

October 31, 2014	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$24,270,000	$–	$–	$24,270,000
Liabilities at fair value:
Derivative	$–	$1,782,000	$–	$1,782,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 2.9% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2015 and October 31, 2014 was $40.11 and $48.54 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2015 and October 31, 2014 the allowances totaled $328,000 and $442,000, respectively.

5. Concentrations

Lemons procured from third-party growers were 52% of lemon supply in the three months ended January 31, 2015, of which two third-party growers were 18% and 15% of lemon supply, respectively.

The Company sells all of its avocado production to Calavo.

6. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2015	October 31, 2014
East Areas 1 and 2	$56,023,000	$55,016,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	22,183,000	22,033,000
	$89,245,000	$88,088,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings, and civic facilities. During the three months ended January 31, 2015 and 2014, the Company capitalized $1,007,000 and $643,000, respectively, of costs related to these real estate projects. Additionally, in relation to these projects, the Company incurred net expenses of $4,000 and $5,000 in the three months ended January 31, 2015 and 2014, respectively.

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

The Success Fee, if any, shall be paid in cash, shares of the Company’s common stock or any combination of the forgoing at the sole discretion of the Company.  The Success Fee is based on the calculated value of the property, which can vary over time until the settlement date. Accordingly, the Success Fee will be “marked to market” periodically to recognize the potential variability in the property value. Changes in the value, if any, will be recorded to capitalized development costs and additional paid in capital (“APIC”). To the extent that it becomes probable that cash, rather than stock, will be used in the settlement, such amount of cash will be classified as a liability rather than APIC.

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC / common stock. As of January 31, 2015, the estimated amount of the Success Fee was zero.

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

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2015 and October 31, 2014 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle in the three months ended January 31, 2015 and as such, no costs were capitalized.

During the three months ended January 31, 2015 and 2014, the Company capitalized zero and $81,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $43,000 and $27,000 in the three months ended January 31, 2015 and 2014, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended January 31, 2015 and 2014, the Company capitalized $150,000 and $185,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $185,000 and $268,000 during the three months ended January 31, 2015 and 2014, respectively.

7. Investment in Calavo Growers, Inc.

In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo’s common stock for $10,000,000 and Calavo purchased 1,728,570 shares, or approximately 15.1%, of the Company’s common stock, for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. The Company has classified its marketable securities investment as available-for-sale.

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. The Company continues to own 500,000 shares of Calavo common stock.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding losses and gains of ($4,215,000) (($2,545,000) net of tax) and $345,000 ($208,000 net of tax) during the three months ended January 31, 2015 and 2014, respectively.

8. Other Assets

Other assets consist of the following:

	January 31, 2015	October 31, 2014

Investments in mutual water companies	$4,009,000	$3,731,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,223,000	1,282,000
Revolving funds and memberships	314,000	355,000
Acquired trade names and trademarks, net	509,000	530,000
Goodwill	680,000	680,000
	$8,271,000	$8,114,000

9. Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2015	October 31, 2014

Compensation	$1,216,000	$3,280,000
Property taxes	168,000	500,000
Interest	238,000	235,000
Deferred rental income and deposits	424,000	598,000
Lease expense	153,000	1,458,000
Lemon supplier payables	-	624,000
Other	979,000	844,000
	$3,178,000	$7,539,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2015	October 31, 2014
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.17% at January 31, 2015, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$75,888,000	$61,623,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at January 31, 2015. The loan is payable in quarterly installments through November 2022.	4,627,000	4,756,000

Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at January 31, 2015. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at January 31, 2015. The loan is payable in monthly installments through October 2035.	1,345,000	1,475,000

CNH Capital loans: the interest rate is zero and the loans are payable in monthly installments through May and July 2015.	5,000	8,000
Subtotal	82,357,000	68,354,000
Less current portion	582,000	583,000
Total long-term debt, less current portion	$81,775,000	$67,771,000

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $609,000 and $597,000 was capitalized during the three months ended January 31, 2015 and 2014, respectively, and is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	January 31, 2015	October 31, 2014	January 31, 2015	October 31, 2014
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$2,070,000	$1,782,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at January 31, 2015 and October 31, 2014.

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2015 because such shares were anti-dilutive. The Series B convertible preferred shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2014 because such shares were anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $156,000 and $147,000 of rental income from employees in the three months ended January 31, 2015 and 2014, respectively. There were no rental payments due from employees at January 31, 2015 and October 31, 2014.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $586,000 and $587,000 in the three months ended January 31, 2015 and 2014, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $416,000 and $74,000 at January 31, 2015 and October 31, 2014, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $342,000 and $249,000 from the association in the three months ended January 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $2,000 and $177,000 at January 31, 2015 and October 31, 2014, respectively.

The Company recorded dividend income of $375,000 and $350,000 in the three months ended January 31, 2015 and 2014, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $6,000 and $8,000 of avocados sales to Calavo for the three months ended January 31, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at January 31, 2015 and October 31, 2014. Additionally, the Company leases office space to Calavo and received rental income of $69,000 in the three months ended January 31, 2015 and 2014. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2015 and 2014, the aggregate amount of lemons procured from entities owned or controlled by members of the Company’s board of directors was $56,000 and $6,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were zero and $592,000 at January 31, 2015 and October 31, 2014, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $52,000 and $10,000 to the Company during the three months ended January 31, 2015 and 2014, respectively. The Company incurred lease expense of $9,000 and zero in the three months ended January 31, 2015 and 2014, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. Payments due to Cadiz were $2,000 and $15,000 at January 31, 2015 and October 31, 2014, respectively.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions (continued)

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $4,071,000 and $2,809,000 for the three months ended January 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $305,000 and $295,000 in the three months ended January 31, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $13,000 and $194,000 due to Associated from CRG at January 31, 2015 and October 31, 2014, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, during the three months ended January 31, 2015 and 2014 the Company recorded revenues of $50,000 and $17,000, respectively, and recorded losses on orchard disposals of $160,000 and $183,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $15,000 and $10,000 from YMIDD during the three months ended January 31, 2015 and 2014, respectively and such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There was $20,000 due from YMIDD at January 31, 2015 and zero due October 31, 2014, respectively.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services, and recognized revenue of $39,000 and $33,000 in the three months ended January 31, 2015 and 2014, respectively. The Company did not perform contract lemon packing services for Del Mar in the three months ended January 31, 2015 and 2014. Fruit proceeds due to Del Mar were zero and $828,000 at January 31, 2015 and October 31, 2014, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended January 31, 2015 and 2014, the Company received cash distributions of $313,000 and $184,000, respectively, and recorded equity in earnings of this investment of $183,000 and $84,000, respectively.

On August 14, 2014, through the Company’s wholly owned subsidiary, Limoneira Chile SpA, it invested approximately $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized $119,000 of lemon sales to Rosales in the three months ended January 31, 2015 and such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $179,000 and zero at January 31, 2015 and October 31, 2014, respectively. Additionally, the Company recorded equity in losses of this investment of $46,000 and amortization of fair value basis differences of $52,000 in the three months ended January 31, 2015.

14. Income Taxes

The Company’s estimated effective tax rate for the first quarter of fiscal year 2015 is approximately 34.3%, inclusive of certain discrete items.

There has been no material change to the Company’s uncertain tax position for the three months ended January 31, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2015.

15. Retirement Plans

The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees of the Company. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by Wells Fargo Bank and Mercer Human Resource Consulting.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Retirement Plans (continued)

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 and zero during the three months ended January 31, 2015 and 2014, respectively.

The components of net periodic benefit cost for the Plan for the three months ended January 31 were as follows:

		2015	2014
Service cost		$34,000	$34,000
Interest cost	.	213,000	205,000
Expected return on plan assets		(282,000)	(268,000)
Recognized actuarial loss		246,000	195,000
Net periodic benefit cost		$211,000	$166,000

16. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2015	October 31, 2014

Minimum pension liability	$4,794,000	$4,954,000
Fair value of derivative instrument	1,295,000	973,000
Contingent consideration	300,000	300,000
Deferred gain and other	55,000	55,000
	$6,444,000	$6,282,000

17. Stock-based Compensation

As of January 31, 2015, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at January 31, 2015 and October 31, 2014.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Stock-based Compensation (continued)

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. During December 2014, 42,085 shares of common stock were granted to management under the Stock Plan for fiscal year 2014 performance, resulting in total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance to be recognized over the next two years as the shares vest.  During December 2013, 27,091 shares of common stock were granted to management under the Stock Plan for fiscal 2013 performance, resulting in a total compensation expense of approximately $727,000, with $253,000 recognized in the year ended October 31, 2013 and the balance to be recognized over the next two years as the shares vest. During December 2012, 34,721 shares of common stock were granted to management under the Stock Plan for fiscal year 2012 performance, resulting in total compensation expense of approximately $657,000, with $216,000 recognized in the year ended October 31, 2012 and the balance to be recognized over the next two years as the shares vest. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended January 31,
Performance Year	Shares Granted	2015	2014
2012	34,721	$33,000	$50,000
2013	27,091	59,000	59,000
2014	42,085	88,000	60,000
2015	-	64,000	-
		$244,000	$169,000

During December 2014 and January 2015, members of management exchanged 10,907 shares of common stock with a total market price value of $275,000 at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

During January 2015 and 2014, 15,077 and 13,587 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $325,000 and $303,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2015 and 2014, respectively.

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

Limeira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the three months ended January 31, 2015:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$26,883,000	$1,118,000	$10,000	$–	$28,011,000
Costs and expenses	25,023,000	668,000	233,000	3,615,000	29,539,000
Depreciation and amortization	791,000	137,000	9,000	52,000	989,000
Operating (loss) income	$1,069,000	$313,000	$(232,000)	$(3,667,000)	$(2,517,000)

Segment information for the three months ended January 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$24,704,000	$1,134,000	$44,000	$–	$25,882,000
Costs and expenses	22,811,000	626,000	326,000	3,495,000	27,258,000
Depreciation and amortization	651,000	102,000	18,000	46,000	817,000
Operating (loss) income	$1,242,000	$406,000	$(300,000)	$(3,541,000)	$(2,193,000)

The following table sets forth revenues by category, by segment for the three months ended:

	January 31, 2015	January 31, 2014

Lemons	$24,698,000	$20,930,000
Avocados	6,000	8,000
Navel and Valencia oranges	1,456,000	1,886,000
Specialty citrus and other crops	723,000	1,880,000
Agribusiness revenues	26,883,000	24,704,000

Rental operations	631,000	615,000
Leased land	467,000	490,000
Organic recycling and other	20,000	29,000
Rental operations revenues	1,118,000	1,134,000

Real estate development revenues	10,000	44,000
Total revenues	$28,011,000	$25,882,000

19. Subsequent Events

The Company has evaluated events subsequent to January 31, 2015 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We also have agricultural operations in Yuma, Arizona, through our subsidiary, Associated Citrus Packers Inc. (“Associated”) and in Chile in connection with our 35% interest in Rosales S.A., a citrus packing, marketing, and sales business located in La Serena. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,700 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare and San Bernardino Counties in California and Yuma, Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,200 acres of avocados, 1,400 acres of oranges and 700 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

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

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment currently generates the majority of our revenue from its farming and lemon packing and sales operations; our rental operations segment generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development segment primarily generates revenues from the sale of real estate development projects. Generally , we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and our agribusiness segment is the largest of our three segments, representing approximately 95%, 94% and 93% of our consolidated revenues in fiscal years 2014, 2013 and 2012, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2015, lemon sales were comprised of approximately 67% in domestic and Canadian sales, 29% in sales to domestic exporters and 4% in international sales. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season. We believe we have a competitive advantage by maintaining our own lemon packing operations, even though a significant portion of the costs related to these operations are fixed. As a result, cost per carton is a function of fruit throughput. While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons procured from other growers. Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from other growers if we determine their lemons are of good quality.

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

In addition to growing lemons and avocados, we also grow oranges and specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons. We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends. For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased. As a result, we have focused our orange production on high quality late season Navel oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets. We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits. Because we carefully monitor the respective markets of specialty citrus and other crops, we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Rental Operations

Our rental operations segment represented approximately 4%, 5% and 6% of our consolidated revenues in fiscal years 2014, 2013 and 2012, respectively. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development

Our real estate development segment represented 1% of our consolidated revenues in fiscal years 2014, 2013 and 2012. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate.

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

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack are significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system and no water is expected to be provided to San Joaquin Valley farmers this year and only 50% of the contracted amount will be provided to urban areas from this water system.

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

Our Associated farming operations in Yuma, Arizona sources water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

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

West Coast Port Labor Dispute

On February 20, 2015, an agreement was reached ending the months-long labor dispute between the 20,000 dockworkers of the International Longshore and Warehouse Union and the Pacific Maritime Association, the bargaining agent for the shipping companies and terminal operations continues which affected the 29 West coast shipping ports. The ports handle nearly half of all U.S. maritime trade and more than 70 percent of imports from Asia, and shipping delays and backlogs resulting from the labor dispute have impacted numerous industries and businesses including the California agriculture industry.  Certain California farmers were and continue to be especially impacted because of the perishable nature of their products.  Approximately $19.9 million (25%) of our lemons are exported on an annual basis and approximately $8.1 million (33%) was exported during the first quarter of fiscal year 2015, primarily out of the ports of Los Angeles and Long Beach.  The labor dispute resulted in, and in some cases continued to cause, periodic delays in shipping fruit to our Asian customers and re-routing shipments to other customers.  To date, the labor dispute has not had a material impact on our financial results.  If a similar labor dispute were to re-emerge, resulting in events such as a labor strike, lock-out or other production slow down or work stoppage, our financial results could be negatively impacted if we are unable to efficiently identify other customers to purchase our fruit.  In addition, our fruit quality could be negatively affected, causing us to lower our price for such fruit if shipments are excessively delayed at the shipping port.

China Tulare County Citrus Import Suspension

China’s Administration of Quality Supervision, Inspection and Quarantine has suspended imports of all citrus fruit from Tulare County, California effective February 17, 2015 due to the detection on certain fruit of Phytophthora syringae, commonly known as brown rot.  We do not expect the suspension to have a material effect on our operating results because we do not sell a significant amount of fruit to China.

Recent Developments

In June 2013, we announced plans to build 71 agriculture workforce housing units in Santa Paula, California, that will be available for rent to local agriculture workers and Limoneira employees. We estimate that the total cost of the development will be approximately $8.8 million and will be completed and available for rent during 2015. When fully occupied, which is expected by the end of 2015, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We have capitalized approximately $1.4 million of costs related to this project in the first quarter of fiscal year 2015.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities in Santa Paula, California.  The project is expected to increase the efficiency and capacity of our packing facilities. During the first quarter of fiscal year 2015, we capitalized approximately $4.3 million of costs in connection with construction services and equipment. The project is expected to cost $19 million to $21 million and be operational in 2015.

On February 17, 2015, the City of Santa Paula unanimously approved our updated East Area 1 Master Tentative Tract Map, Supplemental Environmental Impact Report and updated Development Agreement. The property is now fully entitled and we have all the requisite approvals to break ground on the Santa Paula Gateway (East Areas 1 and 2) project.

On February 3, 2015, we amended our lease agreement with Cadiz Real Estate, LLC (“Cadiz”). The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant.

For the year ended October 31, 2014, we declared dividends to our common shareholders totaling $0.17 per share in the aggregate amount of approximately $2.3 million compared to $0.15 per share in the aggregate amount of approximately $1.9 million for fiscal year 2013. On December 16, 2014, we declared a $0.045 per share dividend which was paid on January 15, 2015 in the aggregate amount of approximately $0.6 million to common shareholders of record on December 29, 2014.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

Revenues:	2015	2014
Agribusiness	$26,883,000	$24,704,000
Rental operations	1,118,000	1,134,000
Real estate development	10,000	44,000
Total revenues	28,011,000	25,882,000
Costs and expenses:
Agribusiness	25,814,000	23,462,000
Rental operations	805,000	728,000
Real estate development	242,000	344,000
Selling, general and administrative	3,667,000	3,541,000
Total costs and expenses	30,528,000	28,075,000
Operating (loss) income:
Agribusiness	1,069,000	1,242,000
Rental	313,000	406,000
Real estate development	(232,000)	(300,000)
Selling, general and administrative	(3,667,000)	(3,541,000)
Operating loss	(2,517,000)	(2,193,000)
Other income (expense):
Interest income (expense), net	(12,000)	20,000
Equity in earnings of investments	85,000	84,000
Other income, net	241,000	153,000
Total other income	314,000	257,000
Loss before income tax benefit	(2,203,000)	(1,936,000)
Income tax benefit	755,000	717,000
Net loss	$(1,448,000)	$(1,219,000)

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

	Three months ended January 31,
	2015	2014
Net loss	$(1,448,000)	$(1,219,000)
Total interest expense (income), net	12,000	(20,000)
Income tax benefit	(755,000)	(717,000)
Depreciation and amortization	989,000	817,000
EBITDA	$(1,202,000)	$(1,139,000)

First Quarter of Fiscal Year 2015 Compared to the First Quarter of Fiscal Year 2014

Revenues

Total revenue for the first quarter of fiscal year 2015 was $28.0 million compared to $25.9 million for the first quarter of fiscal year 2014. The 8% increase of $2.1 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2015	2014	Change
Lemons	$24,698,000	$20,930,000	$3,768,000	18%
Avocados	6,000	8,000	(2,000)	(25%)
Navel and Valencia oranges	1,456,000	1,886,000	(430,000)	(23%)
Specialty citrus and other crops	723,000	1,880,000	(1,157,000)	(62%)
Agribusiness revenues	$26,883,000	$24,704,000	$2,179,000	9%

•	Lemons: The increase in the first quarter of fiscal year 2015 was primarily the result of higher prices and volume of fresh lemons sold. In the first three months of fiscal years 2015 and 2014, fresh lemon sales were $20.4 million and $17.9 million, respectively, on 869,000 and 797,000 cartons of lemons sold at average per carton prices of $23.40 and $22.46, respectively. The increase in average per carton prices in the first quarter of fiscal year 2015 was primarily due to more favorable market conditions. Additionally, lemon by-product, shipping and handling and other lemon sales were $4.3 million in the first three months of fiscal year 2015 compared to $3.0 million in the same period in fiscal year 2014.

•	Avocados: No significant sales of avocados were recorded in the first quarters of fiscal years 2015 and 2014.

•	Navel and Valencia oranges: The decrease in the first quarter of fiscal year 2015 was attributable to lower prices partially offset by higher sales volume compared to the same period in fiscal year 2014. In the first quarter of fiscal year 2015, 188,000 40-pound carton equivalents of oranges were sold at average per carton prices of $7.97 compared to 177,000 40-pound carton equivalents sold at average per carton prices of $10.73 in the first quarter of fiscal year 2014. The higher prices in the first quarter of fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in the first quarter of fiscal year 2015 was attributable to lower prices and sales volumes compared to the same period in fiscal year 2014. In the first quarter of fiscal year 2015, 74,000 40-pound carton equivalents of specialty citrus were sold at average per carton prices of $9.46 compared to 127,000 40-pound carton equivalents sold at average per carton prices of $14.96. The higher prices in the first quarter of fiscal 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Total costs and expenses for the first quarter of fiscal year 2015 were $30.5 million compared to $28.1 million for the first quarter of fiscal year 2014, an 8% increase of $2.4 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2015	2014	Change
Packing costs	$6,538,000	$4,601,000	$1,937,000	42%
Harvest costs	3,319,000	4,067,000	(748,000)	(18%)
Growing costs	6,167,000	6,603,000	(436,000)	(7%)
Third-party grower costs	8,999,000	7,540,000	1,459,000	19%
Depreciation and amortization	791,000	651,000	140,000	22%
Agribusiness costs and expenses	$25,814,000	$23,462,000	$2,352,000	10%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale, such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the first quarter of fiscal year 2015 is primarily attributable to $1.3 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014. During the first quarter of fiscal year 2015, we packed and sold 869,000 cartons of lemons and 28,000 cartons of specialty citrus at average per carton costs of $7.24, compared to 797,000 cartons of lemons packed and sold at average per carton costs of $5.77 during the same period in fiscal year 2014.

•	Harvest costs: The decrease in the first quarter of fiscal year 2015 is primarily attributable to lower harvest volume of lemons and specialty citrus, partially offset by higher volume of oranges.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in growing costs in the first quarter of fiscal year 2015 is primarily due to a lower amount of capitalized cultural costs at October 31, 2014 compared to October 31, 2013 and the related decrease in amortization of such costs.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first quarter of fiscal year 2015 is primarily attributable to higher prices and volume of third-party grower lemons sold. Of the 869,000 and 797,000 cartons of lemons sold during the first quarter of fiscal years 2015 and 2014, respectively, 437,000 (50%) and 366,000 (46%) were procured from third-party growers at average per carton prices of $20.37 and $19.39, respectively. Additionally, we incurred $139,000 of costs for purchased, packed fruit to sell in the first quarter of fiscal year 2015, compared to $442,000 during the same period in fiscal year 2014.

•	Depreciation expense for the first quarter of fiscal year 2015 was $0.1 million higher than the first quarter of fiscal year 2014 primarily due to an increase in assets placed into service and the acquisition of our Yuma packinghouse in June 2014.

Other Income/Expense

Other income, net was $0.3 million for the three months ended January 31, 2015 and 2014 and is comprised primarily of $0.1 million of equity in earnings of investments and $0.4 million of dividend income received from Calavo Grower, Inc.(“Calavo”), partially offset by $0.2 million of losses on orchard disposals related to our participation in the YMIDD fallowing program.

Income Taxes

We recorded an estimated income tax benefit of $0.8 million in the first quarter of fiscal year 2015 on pre-tax losses of $2.2 million compared to an estimated income tax benefit of $0.7 million on pre-tax losses of $1.9 million in the first quarter of fiscal year 2014.

Our estimated effective tax rate for the first quarter of fiscal year 2015 was 34.3% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the first quarter of fiscal year 2014 was 37.0% inclusive of certain discrete items.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three months ended January 31, 2015 and 2014:

	Quarters Ended January 31,
	2015		2014
Revenues:
Agribusiness	$26,883,000	95%	$24,704,000	95%
Rental operations	1,118,000	4%	1,134,000	4%
Real estate development	10,000	1%	44,000	1%
Total revenues	28,011,000	100%	25,882,000	100%
Costs and expenses:
Agribusiness	25,814,000	84%	23,462,000	83%
Rental operations	805,000	3%	728,000	3%
Real estate development	242,000	1%	344,000	1%
Corporate and other	3,667,000	12%	3,541,000	13%
Total costs and expenses	30,528,000	100%	28,075,000	100%
Operating income (loss):
Agribusiness	1,069,000		1,242,000
Rental operations	313,000		406,000
Real estate development	(232,000)		(300,000)
Corporate and other	(3,667,000)		(3,541,000)
Total operating loss	$(2,517,000)		$(2,193,000)

First Quarter of Fiscal Year 2015 Compared to the First Quarter of Fiscal Year 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the first quarter of fiscal year 2015 our agribusiness segment revenue was $26.9 million compared to $24.7 million for the first quarter of fiscal year 2014. The 9% increase of $2.2 million primarily reflected higher lemon revenues partially offset by lower orange and specialty citrus and other crop revenues for the fiscal 2015 first quarter compared to the fiscal 2014 first quarter. The increase in agribusiness revenue primarily consists of the following:

•	Lemon revenue for the first quarter of fiscal year 2015 was $3.8 million higher than the first quarter of fiscal year 2014.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2015 was $0.4 million lower than the first quarter of fiscal year 2014.

•	Specialty citrus and other crop revenue for the first quarter of fiscal year 2015 was $1.2 million lower than the first quarter of fiscal year 2014.

Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. For the first quarter of fiscal year 2015, our agribusiness costs and expenses were $25.8 million compared to $23.5 million for the first quarter of fiscal year 2014. The 10% increase of $2.3 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2015 were $1.9 million higher than the first quarter of fiscal year 2014.

•	Harvest costs for the first quarter of fiscal year 2015 were $0.7 million lower than the first quarter of fiscal year 2014.

•	Growing costs for the first quarter of fiscal year 2015 were $0.4 million lower than the first quarter of fiscal year 2014.

•	Third-party grower costs for the first quarter of fiscal year 2015 were $1.4 million higher than the first quarter of fiscal year 2014.

•	Depreciation expense for the first quarter of fiscal year 2015 was $0.1 million higher than the first quarter of fiscal year 2014.

Rental Operations

For the first quarters of fiscal years 2015 and 2014 our rental operations had revenues of $1.1 million. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.8 million in the first quarter of fiscal year 2015, compared to $0.7 million in the first quarter of fiscal year 2014. Depreciation expense for the first quarter of fiscal year 2015 was $35,000 higher than the first quarter of fiscal year 2014.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2015 and 2014.

Costs and expenses in our real estate development segment were $0.2 million in the first quarter of fiscal year 2015 compared to $0.3 million in the first quarter of fiscal year 2014.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the first quarter of fiscal year 2015 were $0.1 million higher than the first quarter of fiscal year 2014. Depreciation expense was similar quarter to quarter.

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

Results of Operations for the Trailing Twelve Months ended January 31, 2015 and January 31, 2014

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Twelve months ended January 31,
Revenues:	2015	2014
Agribusiness	$100,701,000	$88,396,000
Rental	4,624,000	4,348,000
Real estate development	266,000	640,000
Total revenues	105,591,000	93,384,000
Costs and expenses:
Agribusiness	76,677,000	68,482,000
Rental	3,150,000	2,710,000
Real estate development	1,298,000	1,434,000
Impairments of real estate development assets	435,000	95,000
Selling, general and administrative	14,462,000	12,126,000
Total costs and expenses	96,022,000	84,847,000
Operating income	9,569,000	8,537,000
Other income (expense):
Interest income, net	28,000	81,000
Interest income related to derivative instruments	-	490,000
Gain on sale of stock in Calavo Growers, Inc.	-	3,138,000
Equity in earnings (losses) of investments	264,000	(1,382,000)
Other income, net	436,000	118,000
Total other income	728,000	2,445,000
Income before income taxes	10,297,000	10,982,000
Income tax provision	(3,535,000)	(4,173,000)
Net income	$6,762,000	$6,809,000

Twelve Months Ended January 31, 2015 Compared to the Twelve Months Ended January 31, 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $12.2 million in the twelve months ended January 31, 2015 compared to the twelve months ended January 31, 2014 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•	Total costs and expenses increased $11.2 million in the twelve months ended January 31, 2015 compared to the twelve months ended January 31, 2014 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the acquisition of our Yuma, Arizona packinghouse. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain consulting expenses associated with our strategic initiatives.

•	Total other income decreased $1.7 million in the twelve months ended January 31, 2015 compared to the twelve months ended January 31, 2014 primarily due to the April 2013 gain on sale of stock in Calavo partially offset by the June 2013 equity in losses of investments from the sale of HM East Ridge, LLC property.

•	Income tax provision decreased $0.7 million in the twelve months ended January 31, 2015 compared to the twelve months ended January 31, 2014 primarily due to a decrease in the effective tax rate for fiscal year 2014 compared to fiscal year 2013.

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

Cash Flows from Operating Activities

For the first quarters of fiscal years 2015 and 2014, net cash used in operating activities was $5.8 million and $4.1 million, respectively. The significant components of our cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2015 was $1.4 million compared to $1.2 million for the first quarter of fiscal year 2014. The increase in loss of $0.2 million in the first quarter of fiscal year 2015 was primarily attributable to an increase in operating loss of $0.3 million offset by $0.1 million increase in income tax benefit.

•	Depreciation and amortization increased $0.2 million in the first quarter of fiscal year 2015 compared to the same period in fiscal year 2014 primarily due to an increase in assets placed into service and the acquisition of the Yuma, Arizona packinghouse in June 2014.

•	Loss on disposal of fixed assets of $0.2 million in the first quarter of fiscal years 2015 and 2014 were the result of expenses incurred from orchard disposals related to the Pilot Fallowing Program agreement with YMIDD.

•	Non-cash stock compensation expense was $0.6 million and $0.5 million in the first quarter of fiscal years 2015 and 2014, respectively, and is primarily comprised of vesting of 2012, 2013 and 2014 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Accounts receivable, net balance at January 31, 2015 was $11.3 million compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $4.1 million for the first quarter of fiscal year 2015. Accounts receivable, net balance was $11.7 million at January 31, 2014 compared to $6.4 million at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $5.3 million for the first quarter of fiscal year 2014. Our accounts receivable balance typically increases during our fiscal first quarter primarily due to the seasonal nature of our agribusiness operations. The decrease in operating cash flows used in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.1 million in operating cash flows in the three months ended January 31, 2015 compared to providing $2.5 million in operating cash flows during the same period of fiscal year 2014. This decrease was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the first quarter of fiscal year 2014 compared to the same period in fiscal year 2015.

•	Income taxes receivable balance at January 31, 2015 was $1.9 million compared to $1.1 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.8 million for the first quarter of fiscal year 2015. Income taxes receivable balance at January 31, 2014 was $0.8 million compared to zero at October 31, 2013 resulting in a corresponding decrease in operating cash flows of $0.8 million for the first quarter of fiscal year 2014.

•	Accounts payable and growers payable provided $0.6 million of cash from operating activities in the three months ended January 31, 2015 compared to $3.0 million in the same period of fiscal year 2014. The $0.6 million of cash provided in the first quarter of fiscal year 2015 was primarily the result of a $2.1 million increase in accounts payable and growers payable partially offset by $1.3 million of capital expenditures accrued but not paid at period end. The $3.0 million of cash provided in the first quarter of fiscal year 2014 was primarily the result of a $4.0 million increase in accounts payable and growers payable partially offset by $0.7 million of capital expenditures accrued but not paid at period end.

•	Accrued liabilities used $4.4 million in operating cash flows in the first quarter of fiscal year 2015 compared to $3.5 million in the same period of fiscal year 2014. The $4.4 million of operating cash flows used in the first quarter of fiscal year 2015 were primarily comprised of payments for incentive compensation and lease expense. The $3.5 million of operating cash flows used in the first quarter of fiscal year 2014 were comprised primarily of payments for income taxes and incentive compensation.

•	Other long-term liabilities provided operating cash flows of $0.1 million in the first quarter of fiscal year 2015 and represented $0.2 million of non-cash pension expense offset by $0.1 million of pension contributions. The $0.2 million of operating cash flows provided in the first quarter of fiscal year 2014 represented non-cash pension expense.

Cash Flows from Investing Activities

For the three months ended January 31, 2015, net cash used in investing activities was $7.1 million compared to $4.8 million for the same period in fiscal year 2014.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $7.1 million in the first quarter of fiscal year 2015, comprised of $6.2 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $0.9 million for real estate development projects. Capital expenditures were $4.8 million in the first quarter of fiscal year 2014, comprised of $4.1 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $0.7 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2015, net cash provided by financing activities was $12.9 million compared to $8.9 million for the same period in fiscal year 2014. The $4.0 million increase in net cash flows from financing activities for the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 is primarily due to net borrowings of long-term debt in the amount of $14.0 million in the first quarter of fiscal year 2015 and $9.7 million of net borrowings in the first quarter of fiscal year 2014, which is largely the result of $1.9 million decrease in cash flows from operating activities and $2.2 million decrease in cash flows from investing activities in the first quarter of fiscal year 2015. Additionally, we paid common and preferred dividends of $0.8 million in the first quarter of fiscal year 2015 compared to $0.6 million in first quarter of fiscal year 2014.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2015. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency of our packing facilities. During the first quarter of fiscal year 2015, we capitalized approximately $4.3 million of costs in connection with construction services and equipment. The project is expected to cost $19 million to $21 million and be operational in 2015.

Rabobank Revolving Credit Facility

As of January 31, 2015, our outstanding borrowings under the Rabobank Credit Facility were $75.9 million and we had $17.9 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.95% at January 31, 2015. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100 million and the borrowing capacity based on collateral value was $93.8 million at January 31, 2015.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included in this Form 10-Q.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2015, we had an aggregate of approximately $6.4 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2015, we had $4.6 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at January 31, 2015. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2015, our wholly owned subsidiary, Windfall Investors, LLC (“Windfall”), had $1.3 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 2.75% at January 31, 2015. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of January 31, 2015, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at January 31, 2015. This line of credit is secured by certain of our agricultural properties.

The Farm Credit West Term Loans and Farm Credit West Line of Credit contain various conditions, covenants and requirements with which our Company and Windfall must comply. In addition, our Company and Windfall are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At January 31, 2015, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $82.4 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included in this Form 10-Q.

The remaining $42.4 million in debt bears interest at variable rates, which were 2.75% or less at January 31, 2015.

Contractual Obligations

The following table presents our Company’s contractual obligations at January 31, 2015 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,000,000	$-	$-	$40,000,000	$-
Variable rate debt (principal)	42,357,000	582,000	1,202,000	37,650,000	2,923,000
Operating lease obligations	10,607,000	1,804,000	3,383,000	2,322,000	3,098,000
Total contractual obligations	$92,964,000	$2,386,000	$4,585,000	$79,972,000	$6,021,000

Interest payments on fixed and variable rate debt	$14,118,000	$2,784,000	$5,528,000	$5,447,000	$359,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2015. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the unaudited consolidated financial statements included in this Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at January 31, 2015

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.3 million annually.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and total $0.4 million annually.

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

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million and at the end of ten years we have the option to purchase the array for $1.3 million.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $0.5 million per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred $0.2 million and $0.3 million of lease expense in the first quarter of fiscal years 2015 and 2014, respectively.

On July 1, 2013, we entered into a lease agreement with Cadiz to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed a total of $1,200 per acre.

On February 3, 2015, we amended our lease agreement with Cadiz. The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. We incurred $9,000 and zero of lease expense in the first quarter of fiscal years 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements included in this Form 10-Q for information concerning recent accounting pronouncements.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, we recorded impairment charges of $0.4 million, $0.1 million and zero in fiscal years 2014, 2013 and 2012, respectively.

Defined benefit retirement plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2014, the assumed discount rate used to measure the pension obligation decreased from 4.4% to 4.0% as a result of changes in market interest rates. We used RP-2014 to measure our pension obligation as of October 31, 2014 and combined with the decrease in the assumed discount rate, our pension obligation increased by approximately $2.7 million as of October 31, 2014 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as filed with the SEC on January 12, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2015 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2014 through November 30, 2014	-	$-	-	-
December 1, 2014 through December 31, 2014	10,460	$25.37	-	-
January 1, 2015 through January 31, 2015	447	$21.66	-	-
Total	10,907		-	-

(1) We presently have no publicly announced repurchase program in place. Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2)  No publicly announced repurchase program in place.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.7.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.7.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1*#	Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company.

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

March 9, 2015	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 9, 2015	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

