Form 10-Q
period 2015-04-30
Limoneira CO
filed 2015-06-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

As of May 31, 2015, there were 14,124,332 shares outstanding of the registrant’s common stock.

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

The terms the “Company,” “Limoneira”, “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2015	October 31, 2014
Assets
Current assets:
Cash	$77,000	$92,000
Accounts receivable, net	11,738,000	7,236,000
Cultural costs	1,565,000	3,691,000
Prepaid expenses and other current assets	4,237,000	3,849,000
Income taxes receivable	442,000	1,143,000
Total current assets	18,059,000	16,011,000

Property, plant and equipment, net	117,867,000	105,433,000
Real estate development	90,892,000	88,088,000
Equity in investments	3,139,000	3,638,000
Investment in Calavo Growers, Inc.	25,325,000	24,270,000
Note receivable	2,108,000	2,084,000
Other assets	8,182,000	8,114,000
Total assets	$265,572,000	$247,638,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,047,000	$6,363,000
Growers payable	6,067,000	5,839,000
Accrued liabilities	4,619,000	7,539,000
Fair value of derivative instrument	768,000	809,000
Current portion of long-term debt	583,000	583,000
Total current liabilities	18,084,000	21,133,000
Long-term liabilities:
Long-term debt, less current portion	87,521,000	67,771,000
Deferred income taxes	22,384,000	21,792,000
Other long-term liabilities	6,024,000	6,282,000
Total liabilities	134,013,000	116,978,000
Commitments and contingencies	-	-
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 30,000 shares issued and outstanding at April 30, 2015 and October 31, 2014) (8.75% coupon rate)	3,000,000	3,000,000
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2015 and October 31, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000
Stockholders’ equity:
Series A Junior Participating Preferred Stock	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,124,332 and 14,078,077 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively)	141,000	140,000
Additional paid-in capital	90,212,000	89,770,000
Retained earnings	22,837,000	23,308,000
Accumulated other comprehensive income	6,038,000	5,111,000
Total stockholders’ equity	119,228,000	118,329,000
Total liabilities and stockholders’ equity	$265,572,000	$247,638,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Revenues:
Agribusiness	$26,919,000	$23,604,000	$53,802,000	$48,308,000
Rental operations	1,340,000	1,167,000	2,458,000	2,301,000
Real estate development	18,000	31,000	28,000	75,000
Total revenues	28,277,000	24,802,000	56,288,000	50,684,000
Costs and expenses:
Agribusiness	20,023,000	17,463,000	45,837,000	40,925,000
Rental operations	759,000	707,000	1,564,000	1,435,000
Real estate development	239,000	257,000	481,000	601,000
Selling, general and administrative	3,116,000	3,145,000	6,783,000	6,686,000
Total costs and expenses	24,137,000	21,572,000	54,665,000	49,647,000
Operating income	4,140,000	3,230,000	1,623,000	1,037,000
Other income (expense):
Interest (expense) income, net	(45,000)	19,000	(57,000)	39,000
Equity in (losses) earnings of investments	(97,000)	(53,000)	(12,000)	31,000
Other income, net	21,000	62,000	262,000	215,000
Total other income (expense)	(121,000)	28,000	193,000	285,000

Income before income tax provision	4,019,000	3,258,000	1,816,000	1,322,000

Income tax provision	(1,456,000)	(1,145,000)	(701,000)	(428,000)
Net income	2,563,000	2,113,000	1,115,000	894,000
Preferred dividends	(158,000)	(65,000)	(317,000)	(131,000)
Net income applicable to common stock	$2,405,000	$2,048,000	$798,000	$763,000

Basic net income per common share	$0.17	$0.15	$0.06	$0.05

Diluted net income per common share	$0.17	$0.15	$0.06	$0.05

Dividends per common share	$0.05	$0.04	$0.09	$0.08

Weighted-average common shares outstanding-basic	14,124,000	14,050,000	14,109,000	14,039,000
Weighted-average common shares outstanding-diluted	14,124,000	14,050,000	14,109,000	14,039,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014

Net income	$2,563,000	$2,113,000	$1,115 ,000	$894,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	149,000	117,000	298,000	235,000
Unrealized holding gains on security available-for-sale	3,186,000	214,000	641,000	422,000
Unrealized gains (losses) from derivative instruments	161,000	119,000	(12,000)	251,000
Total other comprehensive income, net of tax	3,496,000	450,000	927,000	908,000
Comprehensive income	$6,059,000	$2,563,000	$2,042,000	$1,802,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2015	2014
Operating activities
Net income	$1,115,000	$894,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,969,000	1,662,000
Loss on disposals of assets	247,000	308,000
Stock compensation expense	717,000	641,000
Distributed earnings of investments	508,000	153,000
Accrued interest on notes receivable	(24,000)	(39,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,501,000)	(4,752,000)
Cultural costs	2,126,000	2,713,000
Prepaid expenses and other current assets	(388,000)	(760,000)
Income taxes receivable	701,000	-
Other assets	167,000	199,000
Accounts payable and growers payable	(1,110,000)	3,493,000
Accrued liabilities	(3,218,000)	(1,937,000)
Other long-term liabilities	172,000	82,000
Net cash (used in) provided by operating activities	(1,519,000)	2,657,000

Investing activities
Capital expenditures	(16,361,000)	(9,383,000)
Equity investment contributions	(9,000)	(8,000)
Investments in mutual water companies and water rights	(15,000)	(15,000)
Net cash used in investing activities	(16,385,000)	(9,406,000)

Financing activities
Borrowings of long-term debt	65,670,000	27,698,000
Repayments of long-term debt	(45,920,000)	(28,807,000)
Dividends paid – common	(1,269,000)	(1,053,000)
Dividends paid – preferred	(317,000)	(131,000)
Exchange of common stock	(275,000)	(175,000)
Net proceeds from issuance of preferred stock	-	9,300,000
Payments of debt financing costs	-	(94,000)
Net cash provided by financing activities	17,889,000	6,738,000

Net decrease in cash	(15,000)	(11,000)
Cash at beginning of period	92,000	82,000
Cash at end of period	$77,000	$71,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,181,000	$1,174,000
Cash paid during the period for income taxes	$-	$1,855,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(1,055,000)	$(700,000)
Capital expenditures accrued but not paid at period-end	$1,044,000	$939,000
Accrued interest on note receivable	$24,000	$39,000
Accrued contribution obligation of investment in water company	$270,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$-

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

The unaudited interim consolidated financial statements for the three months and six months ended April 30, 2015 and 2014 and balance sheet as of April 30, 2015 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2015 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the April 30, 2015 presentation.

Immaterial Classification Error - An immaterial error in the classification of an equity method investee’s distributions was corrected in the April 30, 2014 consolidated financial statements which resulted in the reclassification of an equity method investee’s distributions from investing to operating cash flows in the amount of  $184,000 in the consolidated statement of cash flows. The Company has evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that this error was not material to our previously reported consolidated financial statements as of October 31, 2014 and prior.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

FASB Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements

3. Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2015 and October 31, 2014, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

April 30, 2015

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$25,325,000	$–	$–	$25,325,000
Liabilities at fair value:
Derivative	$–	$1,803,000	$–	$1,803,000

October 31, 2014

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$24,270,000	$–	$–	$24,270,000
Liabilities at fair value:
Derivative	$–	$1,782,000	$–	$1,782,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Fair Value Measurements (continued)

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 2.9% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2015 and October 31, 2014 was $50.65 and $48.54 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2015 and October 31, 2014 the allowances totaled $174,000 and $442,000, respectively.

5. Concentrations

Lemons procured from third-party growers were 20% of lemon supply in the three months ended April 30, 2015. Lemons procured from third-party growers were 39% of lemon supply in the six months ended April 30, 2015, of which one third-party grower was 10% of lemon supply.

The Company sells all of its avocado production to Calavo.

6. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2015	October 31, 2014
East Areas 1 and 2	$57,098,000	$55,016,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	22,755,000	22,033,000
	$90,892,000	$88,088,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2015 and 2014, the Company capitalized $1,075,000 and $863,000, respectively, of costs related to these projects. During the six months ended April 30, 2015 and 2014, the Company capitalized $2,082,000 and $1,506,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company incurred expenses of $4,000 in the three months ended April 30, 2015 and 2014 and $8,000 and $9,000 in the six months ended April 30, 2015 and 2014, respectively.

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC/common stock. As of April 30, 2015, the estimated amount of the Success Fee was zero.

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

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2015 and October 31, 2014 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during the six months ended April 30, 2015 and, as such, no costs were capitalized.

During the three months ended April 30, 2015 and 2014, the Company capitalized zero and $92,000, respectively, of costs related to these real estate parcels. During the six months ended April 30, 2015 and 2014, the Company capitalized zero and $173,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $43,000 and $35,000 in the three months ended April 30, 2015 and 2014, respectively, and $86,000 and $62,000 in the six months ended April 30, 2015 and 2014, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended April 30, 2015 and 2014, the Company capitalized $572,000 and $465,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2015 and 2014, the Company capitalized $722,000 and $650,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $174,000 and $186,000, in the three months ended April 30, 2015 and 2014, respectively, and $359,000 and $453,000 in the six months ended April 30, 2015 and 2014, respectively.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

7. Investment in Calavo Growers, Inc. (continued)

Changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $5,270,000 ($3,186,000 net of tax) and $355,000 ($214,000 net of tax), during the three months ended April 30, 2015 and 2014, respectively. The Company recorded unrealized holding gains of $1,055,000 ($641,000 net of tax) and $700,000 ($422,000 net of tax), during the six months ended April 30, 2015 and 2014, respectively.

8. Other Assets

Other assets consist of the following:

	April 30, 2015	October 31, 2014
Investments in mutual water companies	$4,016,000	$3,731,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,154,000	1,282,000
Revolving funds and memberships	308,000	355,000
Acquired trade names and trademarks, net	488,000	530,000
Goodwill	680,000	680,000
	$8,182,000	$8,114,000

9. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2015	October 31, 2014
Compensation	$1,579,000	$3,280,000
Property taxes	25,000	500,000
Interest	248,000	235,000
Deferred rental income and deposits	637,000	598,000
Lease expense	1,028,000	1,458,000
Lemon supplier payables	-	624,000
Capital expenditures and other	1,102,000	844,000
	$4,619,000	$7,539,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2015	October 31, 2014
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.18% at April 30, 2015, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$81,821,000	$61,623,000
Farm Credit West term loan: the interest rate is variable and was 2.75% at April 30, 2015. The loan is payable in quarterly installments through November 2022.	4,497,000	4,756,000
Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at April 30, 2015. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000
Farm Credit West term loan: the interest rate is variable and was 2.75% at April 30, 2015. The loan is payable in monthly installments through October 2035.	1,292,000	1,475,000
CNH Capital loans: the interest rate is zero and the loans are payable in monthly installments through May and July 2015.	2,000	8,000
Subtotal	88,104,000	68,354,000
Less current portion	583,000	583,000
Total long-term debt, less current portion	$87,521,000	$67,771,000

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $613,000 and $601,000 during the three months ended April 30, 2015 and 2014, respectively, and $1,223,000 and $1,198,000 during the six months ended April 30, 2015 and 2014, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2015	October 31, 2014	April 30, 2015	October 31, 2014
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,803,000	$1,782,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at April 30, 2015 and October 31, 2014.

12. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net income per common share for the three and six months ended April 30, 2015 and 2014 because such shares were anti-dilutive.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $138,000 and $126,000 of rental revenue from employees in the three months ended April 30, 2015 and 2014, respectively. The Company recorded $293,000 and $273,000 of rental revenue from employees in the six months ended April 30, 2015 and 2014, respectively. There were no rental payments due from employees at April 30, 2015 and October 31, 2014.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $117,000 and $158,000 in the three months ended April 30, 2015 and 2014, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $703,000 and $745,000 in the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $306,000 and $74,000 at April 30, 2015 and October 31, 2014, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $357,000 and $302,000 from the association in the three months ended April 30, 2015 and 2014, respectively. The Company purchased services and supplies of $699,000 and $551,000 from the association in the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $124,000 and $177,000 at April 30, 2015 and October 31, 2014, respectively.

The Company recorded dividend income of $375,000 and $355,000 in the six months ended April 30, 2015 and 2014, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $4,109,000 and $1,165,000 of avocado sales to Calavo for the three months ended April 30, 2015 and 2014, respectively. The Company had $4,115,000 and $1,173,000 of avocado sales to Calavo for the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $2,241,000 and zero receivable by the Company from Calavo at April 30, 2015 and October 31, 2014, respectively. Additionally, the Company leases office space to Calavo and received rental income of $67,000 and $69,000 in the three months ended April 30, 2015 and 2014, respectively. The Company received rental income from Calavo of $136,000 and $138,000 in the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2015 and 2014, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $526,000 and $390,000, respectively. During the six months ended April 30, 2015 and 2014, the aggregate amount was $582,000 and $396,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $365,000 and $592,000 at April 30, 2015 and October 31, 2014, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. As of April 30, 2015, $25,000 of lease expense has been incurred. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $102,000 and $44,000 to the Company during the six months ended April 30, 2015 and 2014, respectively.

On February 3, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Related-Party Transactions (continued)

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $1,106,000 and $2,696,000 for the three months ended April 30, 2015 and 2014, respectively. The Company paid harvest and third-party grower expense to CRG of $5,177,000 and $5,505,000 for the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated Citrus Packers, Inc. (“Associated”) provided harvest management and administrative services to CRG in the amount of $305,000 and $295,000 in the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $194,000 receivable by Associated from CRG at April 30, 2015 and October 31, 2014, respectively.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, during the three months ended April 30, 2015 and 2014 the Company recorded revenues of $51,000 and $51,000, respectively. In relation to this program, during the six months ended April 30, 2015 and 2014 the Company recorded revenues of $101,000 and $68,000, respectively, and recorded losses on orchard disposals of $160,000 and $183,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $53,000 and $52,000 from YMIDD during the three months ended April 30, 2015 and 2014, respectively. The Company purchased water in the amounts of $68,000 and $62,000 from YMIDD during the six months ended April 30, 2015 and 2014, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at April 30, 2015 and October 31, 2014.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services, and recognized agribusiness revenue of $75,000 and $79,000 in the six months ended April 30, 2015 and 2014, respectively. The Company also performed contract lemon packing services for Del Mar and recognized agribusiness revenues of $103,000 and $121,000 in the six months ended April 30, 2015 and 2014, respectively. Fruit proceeds due to Del Mar were $136,000 and $828,000 at April 30, 2015 and October 31, 2014, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended April 30, 2015 and 2014, the Company received cash distributions of $184,000 and zero, respectively, and recorded equity in earnings (losses) of this investment of $5,000 and ($53,000), respectively. In the six months ended April 30, 2015 and 2014, the Company received cash distributions of $496,000 and $184,000, respectively, and recorded equity in earnings of this investment of $187,000 and $31,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized lemon sales of zero and $119,000 to Rosales in the three and six months ended April 30, 2015, respectively and such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were zero at April 30, 2015 and October 31, 2014. Additionally, the Company recorded equity in losses of this investment of $49,000 and $95,000 and amortization of fair value basis differences of $52,000 and $104,000 in the three and six months ended April 30, 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Income Taxes

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2015.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 and $250,000 during the three month periods ended April 30, 2015 and 2014, respectively, and $250,000 and $250,000 during the six month periods ended April 30, 2015 and 2014, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2015	2014
Administrative expenses	$34,000	$34,000
Interest cost	213,000	205,000
Expected return on plan assets	(282,000)	(268,000)
Recognized actuarial loss	246,000	195,000
Net periodic benefit cost	$211,000	$166,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2015	2014

Administrative expenses	$68,000	$68,000
Interest cost	426,000	410,000
Expected return on plan assets	(564,000)	(536,000)
Recognized actuarial loss	492,000	390,000
Net periodic pension cost	$422,000	$332,000

16. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2015	October 31, 2014
Minimum pension liability	$4,634,000	$4,954,000
Fair value of derivative instrument	1,035,000	973,000
Contingent consideration	300,000	300,000
Other	55,000	55,000
	$6,024,000	$6,282,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Stock-based Compensation

As of April 30, 2015, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at April 30, 2015 and October 31, 2014.

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

Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Three Months Ended April 30,		Six Months Ended April 30,
Year	Granted	2015	2014	2015	2014
2012	34,721	$-	$50,000	$33,000	$100,000
2013	27,091	59,000	59,000	118,000	118,000
2014	42,085	88,000	60,000	176,000	120,000
2015	-	1,000	-	65,000	-
		$148,000	$169,000	$392,000	$338,000

During December 2014 and January 2015, members of management exchanged 10,907 shares of common stock with a total market price value of $275,000 at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

During January 2015 and 2014, 15,077 and 13,587 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $325,000 and $303,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2015 and 2014, respectively.

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

Segment information for the three months ended April 30, 2015:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$26,919,000	$1,340,000	$18,000	$–	$28,277,000
Costs and expenses	19,230,000	639,000	226,000	3,062,000	23,157,000
Depreciation and amortization	793,000	120,000	13,000	54,000	980,000
Operating income (loss)	$6,896,000	$581,000	$(221,000)	$(3,116,000)	$4,140,000

Segment information for the three months ended April 30, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$23,604,000	$1,167,000	$31,000	$–	$24,802,000
Costs and expenses	16,781,000	606,000	239,000	3,101,000	20,727,000
Depreciation and amortization	682,000	101,000	18,000	44,000	845,000
Operating income (loss)	$6,141,000	$460,000	$(226,000)	$(3,145,000)	$3,230,000

The following table sets forth revenues by category, by segment for the three months ended:

	April 30, 2015	April 30, 2014

Lemons	$18,828,000	$18,134,000
Avocados	4,109,000	1,165,000
Navel and Valencia oranges	2,578,000	3,434,000
Specialty citrus and other crops	1,404,000	871,000
Agribusiness revenues	26,919,000	23,604,000

Rental operations	653,000	600,000
Leased land	466,000	483,000
Organic recycling and other	221,000	84,000
Rental operations revenues	1,340,000	1,167,000

Real estate development revenues	18,000	31,000
Total revenues	$28,277,000	$24,802,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Segment Information (continued)

Segment information for the six months ended April 30, 2015

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$53,802,000	$2,458,000	$28,000	$–	$56,288,000
Costs and expenses	44,253,000	1,307,000	459,000	6,677,000	52,696,000
Depreciation and amortization	1,584,000	257,000	22,000	106,000	1,969,000
Operating income (loss)	$7,965,000	$894,000	$(453,000)	$(6,783,000)	$1,623,000

Segment information for the six months ended April 30, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$48,308,000	$2,301,000	$75,000	$–	$50,684,000
Costs and expenses	39,592,000	1,232,000	565,000	6,596,000	47,985,000
Depreciation and amortization	1,333,000	203,000	36,000	90,000	1,662,000
Operating income (loss)	$7,383,000	$866,000	$(526,000)	$(6,686,000)	$1,037,000

The following table sets forth revenues by category, by segment for the six months ended:

	April 30, 2015	April 30, 2014

Lemons	$43,526,000	$39,064,000
Avocados	4,115,000	1,173,000
Navel and Valencia oranges	4,034,000	5,320,000
Specialty citrus and other crops	2,127,000	2,751,000
Agribusiness revenues	53,802,000	48,308,000

Rental operations	1,284,000	1,215,000
Leased land	933,000	973,000
Organic recycling and other	241,000	113,000
Rental operations revenues	2,458,000	2,301,000

Real estate development revenues	28,000	75,000
Total revenues	$56,288,000	$50,684,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Sale of Property

In April 2015, the Company entered into an agreement to sell its Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located near the City of Fillmore, in Ventura County, California. The sales price is approximately $2,750,000 and the gain on the sale is expected to be approximately $967,000. The property is currently in escrow and is expected to close in July 2015.

20. Subsequent Events

The Company has evaluated events subsequent to April 30, 2015 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We also have agricultural operations in Yuma, Arizona, through our subsidiary, Associated Citrus Packers, Inc. (“Associated”) and in Chile in connection with our 35% interest in Rosales S.A., a citrus packing, marketing and sales business located in La Serena. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,700 acres of land, water resources and other assets to maximize long-term shareholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura and Tulare Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,200 acres of avocados, 1,400 acres of oranges and 700 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agriculture and development real estate. We currently have five active real estate development projects in California. Our real estate developments include apartments, single-family homes and approximately 200 completed rental units and another approximately 1,800 units in various stages of planning and development.

Business Segment Summary

We have three business segments: agribusiness, rental operations and real estate development. Our agribusiness segment includes our farming and lemon packing and sales operations. Our rental operations segment includes our residential and commercial rental operations, leased land operations and organic recycling. Our real estate development segment includes our real estate development projects and development. From a general view, we see our Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agribusiness will then be able to expand more rapidly into existing and new regions and markets.

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 95%, 94% and 93% of our fiscal year 2014, 2013 and 2012 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended April 30, 2015, lemon sales were comprised of approximately 76% to U.S. and Canada-based customers, 20% to domestic exporters and 4% to international customers. During the six months ended April 30, 2015, lemon sales were comprised of approximately 71% to U.S. and Canada-based customers, 25% to domestic exporters and 4% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

Our agribusiness operations are seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue.

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

Rental Operations

Our rental operations segment represented approximately 4%, 5% and 6% of our fiscal year 2014, 2013 and 2012 consolidated revenues, respectively. Our rental housing units generate reliable cash flows which we use to partially fund the operations of all three of our business segments, and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

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

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack are significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system, and no water is expected to be provided to San Joaquin Valley farmers this year and only 50% of the contracted amount will be provided to urban areas from this water system.

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

Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

Our Windfall Farms property located in San Luis Obispo County obtains water from wells deriving water from the Paso Robles Basin.

For the fiscal year 2014, irrigation costs for our agricultural operations were $0.3 million greater than fiscal year 2013, resulting from pumping more water from wells and basins due to less rainfall. Entering the summer season, this trend may continue as we pump more water than our historical averages as demand for limited water supplies increases the cost for such supplies and federal, state and local water delivery infrastructure costs increase to access these limited water supplies.

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

Recent Developments

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California. This project has been substantially completed and we began renting units in May 2015. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We estimate that the total cost of the development will be approximately $8.8 million and have capitalized approximately $2.0 million of costs related to this project in the first six months of fiscal year 2015.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency of our packing facilities. During the first six months of fiscal year 2015, we capitalized approximately $8.0 million of costs in connection with construction services and equipment.

On February 3, 2015, we amended our lease agreement with Cadiz Real Estate, LLC (“Cadiz”). The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant.

On February 17, 2015, the City of Santa Paula unanimously approved our updated East Area 1 Master Tentative Tract Map, Supplemental Environmental Impact Report and updated Development Agreement. The property is now fully entitled and we have the requisite approvals to break ground on the Santa Paula Gateway (East Areas 1 and 2) project.

On March 24, 2015, we declared a $0.045 per share dividend which was paid on April 15, 2015 in the aggregate amount of approximately $0.6 million to common shareholders of record on April 6, 2015.

In April 2015, we entered into an agreement to sell our Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located in Ventura County, California. The sales price is approximately $2.8 million and the gain on the sale is expected to be approximately $1.0 million. The sales price represents approximately $53,000 and $83,000 per acre for total acres and productive avocado acres, respectively. The property is currently in escrow and is expected to close in July 2015.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Revenues:
Agribusiness	$26,919,000	$23,604,000	$53,802,000	$48,308,000
Rental operations	1,340,000	1,167,000	2,458,000	2,301,000
Real estate development	18,000	31,000	28,000	75,000
Total revenues	28,277,000	24,802,000	56,288,000	50,684,000
Costs and expenses:
Agribusiness	20,023,000	17,463,000	45,837,000	40,925,000
Rental operations	759,000	707,000	1,564,000	1,435,000
Real estate development	239,000	257,000	481,000	601,000
Selling, general and administrative	3,116,000	3,145,000	6,783,000	6,686,000
Total costs and expenses	24,137,000	21,572,000	54,665,000	49,647,000
Operating income:
Agribusiness	6,896,000	6,141,000	7,965,000	7,383,000
Rental operations	581,000	460,000	894,000	866,000
Real estate development	(221,000)	(226,000)	(453,000)	(526,000)
Selling, general and administrative	(3,116,000)	(3,145,000)	(6,783,000)	(6,686,000)
Operating income	4,140,000	3,230,000	1,623,000	1,037,000
Other income (expense):
Interest income (expense), net	(45,000)	19,000	(57,000)	39,000
Equity in earnings (losses) of investments	(97,000)	(53,000)	(12,000)	31,000
Other income (expense), net	21,000	62,000	262,000	215,000
Total other income (expense)	(121,000)	28,000	193,000	285,000
Income before income tax provision	4,019,000	3,258,000	1,816,000	1,322,000
Income tax provision	(1,456,000)	(1,145,000)	(701,000)	(428,000)
Net income	$2,563,000	$2,113,000	$1,115,000	$894,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our Company’s results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net income which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Net income	$2,563,000	$2,113,000	$1,115,000	$894,000
Total interest (income) expense, net	45,000	(19,000)	57,000	(39,000)
Income taxes	1,456,000	1,145,000	701,000	428,000
Depreciation and amortization	980,000	845,000	1,969,000	1,662,000
EBITDA	$5,044,000	$4,084,000	$3,842,000	$2,945,000

Second Quarter of Fiscal Year 2015 Compared to the Second Quarter of Fiscal Year 2014

Revenues

Total revenue for the second quarter of fiscal year 2015 was $28.3 million compared to $24.8 million for the second quarter of fiscal year 2014. The 14% increase of $3.5 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2015	2014	Change

Lemons	$18,828,000	$18,134,000	$694,000	4%
Avocados	4,109,000	1,165,000	2,944,000	253%
Navel and Valencia oranges	2,578,000	3,434,000	(856,000)	(25)%
Specialty citrus and other crops	1,404,000	871,000	533,000	61%
Agribusiness revenues	$26,919,000	$23,604,000	$3,315,000	14%

•	Lemons: The increase in the second quarter of fiscal year 2015 was primarily the result of higher lemon by-product and other lemon sales partially offset by lower fresh lemons sales. During the second quarters of fiscal years 2015 and 2014, fresh lemon sales were $15.6 million and $15.8 million, respectively, on 711,000 and 725,000 cartons of lemons sold at average per carton prices of $21.94 and $21.79, respectively. Lemon by-product and other lemon sales were $3.2 million in the second quarter of fiscal year 2015 compared to $2.3 million during the same period in fiscal year 2014.

•	Avocados: The increase in the second quarter of fiscal year 2015 was primarily the result of increased volume and higher prices. Due to early maturing of the California crop and in response to Peruvian avocados expected to arrive in the U.S. market in June, which may put downward pressure on prices, we accelerated our harvest plan to March through June in fiscal year 2015 compared to April through July in fiscal year 2014. During the second quarter of fiscal year 2015, 3.9 million pounds of avocados were sold at an average per pound price of $1.05 compared to 1.2 million pounds sold at an average per pound price of $.97 during the same period in fiscal year 2014.

•	Navel and Valencia oranges: The decrease in the second quarter of fiscal year 2015 was attributable to lower prices partially offset by higher sales volume compared to the same period in fiscal year 2014. In the second quarter of fiscal year 2015, 377,000 40-pound carton equivalents of oranges were sold at average per carton prices of $6.90 compared to 278,000 40-pound carton equivalents sold at average per carton prices of $12.35 in the second quarter of fiscal year 2014. The higher prices in the second quarter of fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The increase in the second quarter of fiscal year 2015 was primarily the result of increased volume of specialty citrus sold partially offset by lower prices. During the second quarter of fiscal year 2015, 117,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $11.97 compared to 66,000 40-pound carton equivalents sold at an average per carton price of $13.20 during the same period in fiscal year 2014. The higher prices in the second quarter of fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2015 were $24.1 million compared to $21.6 million in the second quarter of fiscal year 2014, for a 12% increase of $2.5 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2015	2014	Change

Packing costs	$5,254,000	$4,485,000	$769,000	17%
Harvest costs	3,885,000	2,602,000	1,283,000	49%
Growing costs	5,853,000	4,805,000	1,048,000	22%
Third-party grower costs	4,238,000	4,889,000	(651,000)	(13)%
Depreciation and amortization	793,000	682,000	111,000	16%
Agribusiness costs and expenses	$20,023,000	$17,463,000	$2,560,000	15%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the second quarter of fiscal year 2015 is primarily attributable to $0.6 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014. During the second quarter of fiscal year 2015, we packed and sold 711,000 cartons of lemons and 30,000 cartons of specialty citrus at average per carton costs of $7.09 compared to 725,000 cartons of lemons packed and sold at average per carton costs of $6.18 during the same period in fiscal year 2014.

•	Harvest costs: The increase in the second quarter of fiscal year 2015 is primarily attributable to increased volume of avocados, oranges and specialty citrus harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2015 is primarily due to increased costs of $0.8 million for fertilization and soil amendments, pest control, and pruning compared to the same period in fiscal year 2014. These increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the second quarter of fiscal year 2015 is primarily attributable to decreased volume of third-party grower lemons sold, partially offset by higher prices. Of the 711,000 and 725,000 cartons sold during the second quarter of fiscal years 2015 and 2014, respectively, 184,000 (26%) and 250,000 (34%) were procured from third-party growers at average per carton prices of $21.72 and $17.97, respectively. Additionally, we incurred $241,000 of costs for purchased, packed fruit to sell in the second quarter of fiscal year 2015 compared to $396,000 during the same period in fiscal year 2014.

•	Depreciation expense for the second quarter of fiscal year 2015 was approximately $0.1 million higher than the second quarter of fiscal year 2014 due to an increase in assets placed into service and the acquisition of our Yuma packinghouse in June 2014.

Other Income/Expense

Other income (expense), net was $0.1 million of expense for the second quarter of fiscal year 2015 compared to $28,000 of income for the second quarter of fiscal year 2014. The approximately $0.1 million increase in expense was primarily due to an increase in net interest expense in the second quarter of fiscal year 2015 compared to the same period in fiscal year 2014.

Income Taxes

We recorded an estimated income tax provision of $1.5 million in the second quarter of fiscal year 2015 on pre-tax income of $4.0 million compared to an estimated income tax provision of $1.1 million on pre-tax income of $3.3 million in the second quarter of fiscal year 2014. Our projected annual effective tax rate for fiscal year 2015 is approximately 35.3%.

Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

Revenues

Total revenue for the six months ended April 30, 2015 was $56.3 million compared to $50.7 million for the six months ended April 30, 2014. The 11% increase of $5.6 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2015	2014	Change

Lemons	$43,526,000	$39,064,000	$4,462,000	11%
Avocados	4,115,000	1,173,000	2,942,000	251%
Navel and Valencia oranges	4,034,000	5,320,000	(1,286,000)	(24)%
Specialty citrus and other crops	2,127,000	2,751,000	(624,000)	(23)%
Agribusiness revenues	$53,802,000	$48,308,000	$5,494,000	11%

•	Lemons: The increase in the first six months of fiscal year 2015 was primarily the result of an increase in fresh lemon sales. During the first six months of fiscal years 2015 and 2014, fresh lemon sales were $36.0 million and $33.7 million, respectively, on 1,580,000 and 1,522,000 cartons of lemons sold at average per carton prices of $22.78 and $22.14, respectively. Additionally, lemon by-product and other lemon sales were $7.5 million in the first six months of fiscal year 2015 compared to $5.4 million during the same period in fiscal year 2014.

•	Avocados: The increase in the first six months of fiscal year 2015 was primarily the result of higher prices and increased volume of avocados sold. Due to early maturing of the California crop and in response to Peruvian avocados expected to arrive in the U.S. market in June, which may put downward pressure on prices, we accelerated our harvest plan to March through June in fiscal year 2015 compared to April through July in fiscal year 2014. During the first six months of fiscal year 2015, 3.9 million pounds of avocados were sold at an average per pound price of $1.05 per pound compared to 1.2 million pounds sold at an average per pound price of $0.98 during the same period in fiscal year 2014.

•	Navel and Valencia oranges: The decrease in the first six months of fiscal year 2015 was attributable to lower prices partially offset by increased volume of oranges sold. In the first six months of fiscal year 2015, 565,000 40-pound carton equivalents of oranges were sold at average per carton prices of $7.08 compared to 455,000 40-pound carton equivalents sold at average per carton prices of $11.69 in the first six months of fiscal year 2014. The higher prices in the first six months of fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in the first six months of fiscal year 2015 was primarily the result of lower prices and decreased volume of specialty citrus sold. During the first six months of fiscal year 2015, 191,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $10.99 compared to 193,000 40-pound carton equivalents sold at an average per carton price of $14.25 during the same period in fiscal year 2014. The higher prices in the first six months of fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2015 were $54.7 million compared to $49.6 million for the six months ended April 30, 2014, for a 10% increase of $5.1 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2015	2014	Change

Packing costs	$11,792,000	$9,086,000	$2,706,000	30%
Harvest costs	7,204,000	6,669,000	535,000	8%
Growing costs	12,020,000	11,408,000	612,000	5%
Third-party grower costs	13,237,000	12,429,000	808,000	7%
Depreciation and amortization	1,584,000	1,333,000	251,000	19%
Agribusiness costs and expenses	$45,837,000	$40,925,000	$4,912,000	12%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the first six months of fiscal year 2015 was primarily attributable to $1.9 million of costs at out Yuma, Arizona packinghouse which was acquired in June 2014. During the first six months of fiscal year 2014, we packed and sold 1,580,000 cartons of lemons and 58,000 cartons of specialty citrus at average per carton costs of $7.20 compared to 1,522,000 cartons of lemons packed and sold at average per carton costs of $5.97 during the same period in fiscal year 2014.

•	Harvest costs: The increase in the first six months of fiscal year 2015 was primarily attributable to higher avocado and Navel orange harvest volumes compared to the same period in fiscal year 2014.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in growing costs in the first six months of fiscal year 2015 is primarily due to net increased costs of $0.6 million for cultivation, fertilization and soil amendments and pest control compared to the same period in fiscal year 2014. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2015 was primarily attributable to higher prices and volume of third-party grower lemons sold. Of the 1,580,000 and 1,522,000 cartons sold during the first six months of fiscal years 2015 and 2014, respectively, 621,000 (39%) and 616,000 (40%) were procured from third-party growers at average per carton costs of $20.70 and $18.82, respectively. Additionally, we incurred $380,000 of costs for purchased, packed fruit to sell in the first six months of fiscal year 2015, compared to $838,000 during the same period in fiscal year 2014.

•	Depreciation expense for the first six months of fiscal year 2015 was $0.3 million higher than the first six months of fiscal year 2014 due to an increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

Other Income (Expense)

Other income, net was $0.2 million and $0.3 million for the six months ended April 30, 2015 and 2014, respectively. The $0.1 million decrease in income in the first six months of fiscal year 2015 is primarily attributed to an increase in net interest expense compared to the same period in fiscal year 2014.

Income Taxes

We recorded an estimated income tax provision of $0.7 million in the six months ended April 30, 2015 on a pre-tax income of $1.8 million compared to an estimated income tax provision of $0.4 million on a pre-tax income of $1.3 million in the six months ended April 30, 2014. Our projected annual effective tax rate for fiscal year 2015 is approximately 35.3%.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and six months ended April 30, 2015 and 2014:

	Quarter Ended April 30,				Six Months Ended April 30,
	2015		2014		2015		2014
Revenues:
Agribusiness	$26,919,000	95%	$23,604,000	95%	$53,802,000	96%	$48,308,000	95%
Rental operations	1,340,000	5%	1,167,000	5%	2,458,000	4%	2,301,000	5%
Real estate development	18,000	-	31,000	-	28,000	-	75,000	-
Total revenues	28,277,000	100%	24,802,000	100%	56,288,000	100%	50,684,000	100%
Costs and expenses:
Agribusiness	20,023,000	83%	17,463,000	81%	45,837,000	84%	40,925,000	82%
Rental operations	759,000	3%	707,000	3%	1,564,000	3%	1,435,000	3%
Real estate development	239,000	1%	257,000	1%	481,000	1%	601,000	1%
Corporate and other	3,116,000	13%	3,145,000	15%	6,783,000	12%	6,686,000	14%
Total costs and expenses	24,137,000	100%	21,572,000	100%	54,665,000	100%	49,647,000	100%
Operating income (loss):
Agribusiness	6,896,000		6,141,000		7,965,000		7,383,000
Rental operations	581,000		460,000		894,000		866,000
Real estate development	(221,000)		(226,000)		(453,000)		(526,000)
Corporate and other	(3,116,000)		(3,145,000)		(6,783,000)		(6,686,000)
Total operating income	$4,140,000		$3,230,000		$1,623,000		$1,037,000

Second Quarter of Fiscal Year 2015 Compared to the Second Quarter of Fiscal Year 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the second quarter of fiscal year 2015, our agribusiness segment revenue was $26.9 million compared to $23.6 million for the second quarter of fiscal year 2014. The 14% increase of $3.3 million primarily consisted of the following:

•	Lemon revenue for the second quarter of fiscal year 2015 was $0.7 million higher than the second quarter of fiscal year 2014.

•	Avocado revenue for the second quarter of fiscal year 2015 was $2.9 million higher than the second quarter of fiscal year 2014.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2015 were $0.8 million lower than the second quarter of fiscal year 2014.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2015 were $0.5 million higher than the second quarter of fiscal year 2014.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the second quarter of fiscal year 2015, our agribusiness costs were $20.0 million compared to $17.5 million for the second quarter of fiscal year 2014. The 15% increase of $2.5 million primarily consisted of the following:

•	Packing costs for the second quarter of fiscal year 2015 were $0.8 million higher than the second quarter of fiscal year 2014.

•	Harvest costs for the second quarter of fiscal year 2015 were $1.3 million higher than the second quarter of fiscal year 2014.

•	Growing costs for the second quarter of fiscal year 2015 were $1.0 million higher than the second quarter of fiscal year 2014.

•	Third-party grower costs for the second quarter of fiscal year 2015 were $0.7 million lower than the second quarter of fiscal year 2014.

•	Depreciation and amortization expense for the second quarter of fiscal year 2015 was $0.1 million higher than the second quarter of fiscal year 2014.

Rental Operations

For the second quarter of fiscal year 2015 our rental operations had revenues of $1.3 million compared to $1.2 million in the second quarter of fiscal year 2014. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar quarter to quarter.

Costs and expenses in our rental operations segment were $0.8 million and $0.7 million in the second quarters of fiscal years 2015 and 2014, respectively. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the second quarters of fiscal years 2015 and 2014.

Costs and expenses in our real estate development segment were $0.2 million and $0.3 million in the second quarters of fiscal years 2015 and 2014, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the second quarter of fiscal year 2015 were similar to the second quarter of fiscal year 2014 at approximately $3.1 million. Depreciation expense was similar quarter to quarter at approximately $50,000.

Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the six months ended April 30, 2015, our agribusiness segment revenue was $53.8 million compared to $48.3 million for the six months ended April 30, 2014. The 11% increase of $5.5 million primarily consisted of the following:

•	Lemon revenue for the six months ended April 30, 2015 was $4.5 million higher than the six months ended April 30, 2014.

•	Avocado revenue for the six months ended April 30, 2015 was $2.9 million higher than the six months ended April 30, 2014.

•	Navel and Valencia orange revenues for the six months ended April 30, 2015 were $1.3 million lower than the six months ended April 30, 2014.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2015 were $0.6 million lower than the six months ended April 30, 2014.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the six months ended April 30, 2015, our agribusiness costs and expenses were $45.8 million compared to $40.9 million for the six months ended April 30, 2014. The 12% increase of $4.9 million primarily consisted of the following:

•	Packing costs for the six months ended April 30, 2015 were $2.7 million higher than the six months ended April 30, 2014.

•	Harvest costs for the six months ended April 30, 2015 were $0.5 million higher than the six months ended April 30, 2014.

•	Growing costs for the six months ended April 30, 2015 were $0.6 million higher than the six months ended April 30, 2014.

•	Third-party grower costs for the six months ended April 30, 2015 were $0.8 million higher than the six months ended April 30, 2014.

•	Depreciation and amortization expense for the six months ended April 30, 2015 was $0.3 million higher than the six months ended April 30, 2014.

Rental Operations

Our rental operations segment had revenues of approximately $2.5 million and $2.3 million in the six months ended April 30, 2015 and 2014, respectively. All three areas of this segment (residential and commercial rental operations, leased land and organic recycling) were similar period to period.

Costs in our rental operations segment were approximately $1.6 million and $1.4 million for the six months ended April 30, 2015 and 2014, respectively. Depreciation expense was $0.3 million and $0.2 million for the six months ended April 30, 2015 and 2014, respectively.

Real Estate Development

Our real estate development segment had no significant revenues in the six months ended April 30, 2015 and revenues of approximately $0.1 million in the six months ended April 30, 2014.

Real estate development costs and expenses were approximately $0.5 million and $0.6 million for the six months ended April 30, 2015 and 2014, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the six months ended April 30, 2015 were $0.1 million higher than the six months ended April 30, 2014. Depreciation expense was similar period to period at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended April 30, 2015 and April 30, 2014

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended April 30,
	2015	2014
Revenues:
Agribusiness	$104,016,000	$89,810,000
Rental operations	4,797,000	4,460,000
Real estate development	253,000	630,000
Total revenues	109,066,000	94,900,000
Costs and expenses:
Agribusiness	79,237,000	68,683,000
Rental operations	3,202,000	2,779,000
Real estate development	1,280,000	1,465,000
Impairments of real estate development assets	435,000	95,000
Selling, general and administrative	14,433,000	12,497,000
Total costs and expenses	98,587,000	85,519,000
Operating income	10,479,000	9,381,000
Other income (expense):
Interest income (expense), net	(36,000)	347,000
Equity in earnings of investments	220,000	371,000
Other income, net	395,000	209,000
Total other income	579,000	927,000
Income before income taxes	11,058,000	10,308,000
Income tax provision	(3,846,000)	(3,891,000)
Net income	$7,212,000	$6,417,000

Twelve Months Ended April 30, 2015 Compared to the Twelve Months Ended April 30, 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $14.2 million in the twelve months ended April 30, 2015 compared to the twelve months ended April 30, 2014 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•	Total costs and expenses increased $13.1 million in the twelve months ended April 30, 2015 compared to the twelve months ended April 30, 2014 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the acquisition of our Yuma, Arizona packinghouse. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain consulting expenses associated with our strategic initiatives.

•	Total other income decreased $0.3 million in the twelve months ended April 30, 2015 compared to the twelve months ended April 30, 2014 primarily due to an increase in net interest expense.

•	Income tax provision was similar period to period.

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

For the six months ended April 30, 2015 and 2014, net cash (used) provided by operating activities was ($1.5) million and $2.7 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the first six months of fiscal year 2015 was $1.1 million compared to $0.9 million for the first six months of fiscal year 2014. The increase of $0.2 million in the first six months of fiscal year 2015 compared to the same period in fiscal year 2014 was primarily attributable to an increase in operating income of $0.6 million partially offset by a decrease in other income of $0.1 million and an increase in income tax provision of $0.3 million.

•	Depreciation and amortization increased $0.3 million in the first six months of fiscal year 2015 compared to the same period in fiscal year 2014 due to an increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

•	Loss on disposals of assets was $0.2 million and $0.3 million in the first six months of fiscal years 2015 and 2014, respectively, and was primarily the result of expenses incurred from orchard disposals related to Associated’s Pilot Fallowing Program agreement with YMIDD.

•	Stock compensation expense was $0.7 million and $0.6 million in the first six months of fiscal years 2015 and 2014, respectively, and is comprised primarily of vesting of 2012, 2013 and 2014 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Distributed earnings of investments were $0.5 million and $0.2 million during the six months ended April 30, 2015 and 2014, respectively, and were comprised primarily of cash distributions from our investment in Limco Del Mar, Ltd.

•	Accounts receivable, net balance at April 30, 2015 was $11.7 million compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $4.5 million in the first six months of fiscal year 2015. Accounts receivable, net balance was $11.2 million at April 30, 2014 compared to $6.4 million at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $4.8 million. Our accounts receivable balance typically increases during the first six months of our fiscal year due to the seasonal nature of our agribusiness operations. The $4.5 million decrease in operating cash flows in the first six months of fiscal year 2015 compared to the $4.8 million decrease in operating cash flows during same period in fiscal year 2014 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.1 million in operating cash flows during the first six months of fiscal year 2015 compared to providing $2.7 million in operating cash flows during the same period in fiscal year 2014. This decrease was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the first six months of fiscal year 2014 compared to the same period in fiscal year 2015.

•	Income taxes receivable balance at April 30, 2015 was $0.4 million compared to $1.1 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.7 million for the first six months of fiscal year 2015. Income taxes receivable balance was zero at April 30, 2014 and October 31, 2013.

•	Accounts payable and growers payable used $1.1 million of cash from operating activities in the six months ended April 30, 2015 compared to providing $3.5 million in the same period in fiscal year 2014. The $1.1 million of cash used in the first six months of fiscal year 2015 was primarily the result of $0.3 million decrease in accounts payable, $0.2 million increase in growers payable and $0.8 million of capital expenditures accrued but not paid at period end. The $3.5 million of cash provided in the first six months of fiscal year 2014 was primarily the result of $1.0 million increase in accounts payable and $3.7 million increase in growers payable, partially offset by $0.9 million of capital expenditures accrued but not paid at period end. The $0.2 million increase in growers payable in the first six months of fiscal year 2015 compared to the $3.7 million increase in growers payable during the same period in fiscal year 2014 is primarily due to fluctuations in price and volume and the timing of payments for lemons we procure and sell for third party growers.

•	Accrued liabilities used $3.2 million in operating cash flows in the six months ended April 30, 2015 compared to $1.9 million of operating cash flows during the same period in fiscal year 2014. The operating cash used in the first six months of fiscal year 2015 is primarily comprised of payments for incentive compensation, property taxes and lemon suppliers. The operating cash used in the six months ended April 30, 2014 is primarily the result of $1.9 million of income taxes that were paid during the period.

•	Other long-term liabilities provided $0.2 million of operating cash flows in the six months ended April 30, 2015 and represented $0.4 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. The $0.1 million of operating cash flows provided during the six months ended April 30, 2014 represented $0.3 million of non-cash pension expense offset by $0.2 million of pension contributions for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2015, net cash used in investing activities was $16.4 million compared to net cash used in investing activities of $9.4 million during the same period in fiscal year 2014.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $16.4 million in the first six months of fiscal year 2015, comprised of $13.8 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $2.5 million for real estate development projects. Capital expenditures were $9.4 million in the first six months of fiscal year 2014, comprised of $7.4 million for property, plant and equipment primarily related to our construction and equipment for our lemon packing facilities and additional farm worker housing units and $2.0 million for real estate development projects.

Cash Flows from Financing Activities

For the six months ended April 30, 2015, net cash provided by financing activities was $17.9 million compared to $6.7 million during the same period in fiscal year 2014.

The $17.9 million of cash provided by financing activities during the first six months of fiscal year 2015 is comprised primarily of net borrowings of long-term debt in the amount $19.8 million. The $6.7 million of cash provided by financing activities during the first six months of fiscal year 2014 is comprised primarily of net payments of long term debt in the amount of $1.1 million and net proceeds from our issuance of preferred stock in the amount of $9.3 million. Additionally, we paid common and preferred dividends of $1.6 million in the first six months of fiscal year 2015 compared to $1.2 million in first six months of fiscal year 2014.

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

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. During the first six months of fiscal year 2015, we capitalized approximately $8.0 million of costs in connection with construction services and equipment. The project is expected to cost $20 million to $22 million and be operational in 2015.

Rabobank Revolving Credit Facility

As of April 30, 2015, our outstanding borrowings under the Rabobank Credit Facility were $81.8 million and we had $12.0 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.98% at April 30, 2015. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $93.8 million at April 30, 2015.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of April 30, 2015, we had an aggregate of approximately $6.3 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of April 30, 2015, we had $4.5 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at April 30, 2015. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of April 30, 2015, our wholly owned subsidiary, Windfall Investors, LLC, had $1.3 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through November 2035. The interest rate resets monthly and was 2.75% at April 30, 2015. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of April 30, 2015, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at April 30, 2015. This line of credit is secured by certain of our agricultural properties.

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

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At April 30, 2015, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $88.1 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

The remaining $48.1 million of debt bears interest at variable rates, which were 2.75% or less at April 30, 2015.

Contractual Obligations

The following table presents our Company’s contractual obligations at April 30, 2015 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,000,000	$-	$-	$40,000,000	$-
Variable rate debt (principal)	48,104,000	583,000	1,211,000	43,592,000	2,718,000
Operating lease obligations	10,283,000	1,746,000	3,396,000	2,121,000	3,020,000
Total contractual obligations	$98,387,000	$2,329,000	$4,607,000	$85,713,000	$5,738,000

Interest payments on fixed and variable rate debt	$14,326,000	$2,828,000	$5,619,000	$4,541,000	$338,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at April 30, 2015.

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

Defined Benefit Plan Contributions

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

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred approximately $0.7 million and $1.1 million of lease expense in the six months ended April 30, 2015 and 2014, respectively, related to these leases.

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

On February 3, 2015, we amended our lease agreement with Cadiz. The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. We incurred $25,000 and $4,000 of lease expense in the first six months of fiscal years 2015 and 2014, respectively.

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

Capital Expenditure

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities. The project is expected to increase the capacity and efficiency of our packing facilities. The contract is subject to a guaranteed maximum price of approximately $9.3 million which was revised to $11.6 million in March 2015 based on design modifications and finalization of construction costs. The project commenced in fiscal 2014 and is expected to be substantially complete in 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended April 30, 2015 elsewhere in this Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the first six months of fiscal year 2015, we capitalized approximately $2.8 million of costs related to our real estate projects and expensed approximately $0.5 million of costs.

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

Defined benefit retirement plan – As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2014, the assumed discount rate used to measure the pension obligation decreased from 4.4% to 4.0% as a result of changes in market interest rates. We used RP-2014 to measure our pension obligation as of October 31, 2014 and combined with the decrease in the assumed discount rate, our pension obligation increased by approximately $2.7 million as of October 31, 2014 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the SEC on January 12, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.7.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.7.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1#	Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2015 (File No. 001-34755))

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 9, 2015	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2015	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

