Form 10-Q
period 2015-07-31
Limoneira CO
filed 2015-09-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2015

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

As of August 31, 2015, there were 14,128,830 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freezes and droughts that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from crop disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2015	October 31, 2014
Assets
Current assets:
Cash	$32,000	$92,000
Accounts receivable, net	7,626,000	7,236,000
Cultural costs	2,859,000	3,691,000
Prepaid expenses and other current assets	3,986,000	3,849,000
Income taxes receivable	-	1,143,000
Total current assets	14,503,000	16,011,000

Property, plant and equipment, net	122,007,000	105,433,000
Real estate development	94,923,000	88,088,000
Equity in investments	3,344,000	3,638,000
Investment in Calavo Growers, Inc.	27,255,000	24,270,000
Note receivable	819,000	2,084,000
Other assets	8,125,000	8,114,000
Total assets	$270,976,000	$247,638,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,457,000	$6,363,000
Growers payable	6,066,000	5,839,000
Accrued liabilities	7,219,000	7,539,000
Fair value of derivative instrument	764,000	809,000
Current portion of long-term debt	585,000	583,000
Total current liabilities	20,091,000	21,133,000
Long-term liabilities:
Long-term debt, less current portion	84,215,000	67,771,000
Deferred income taxes	23,294,000	21,792,000
Other long-term liabilities	5,708,000	6,282,000
Total liabilities	133,308,000	116,978,000
Commitments and contingencies	-	-
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 30,000 shares issued and outstanding at July 31, 2015 and October 31, 2014) (8.75% coupon rate)	3,000,000	3,000,000
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2015 and October 31, 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000
Stockholders’ equity:
Series A Junior Participating Preferred Stock	-	-
Common stock – $.01 par value (19,900,000 shares authorized: 14,128,830 and 14,078,077 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively)	141,000	140,000
Additional paid-in capital	90,394,000	89,770,000
Retained earnings	27,356,000	23,308,000
Accumulated other comprehensive income	7,446,000	5,111,000
Total stockholders’ equity	125,337,000	118,329,000
Total liabilities and stockholders’ equity	$270,976,000	$247,638,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Revenues:
Agribusiness	$28,466,000	$35,173,000	$82,268,000	$83,481,000
Rental operations	1,311,000	1,182,000	3,769,000	3,483,000
Real estate development	34,000	121,000	62,000	196,000
Total revenues	29,811,000	36,476,000	86,099,000	87,160,000
Costs and expenses:
Agribusiness	17,471,000	17,805,000	63,308,000	58,730,000
Rental operations	907,000	796,000	2,471,000	2,231,000
Real estate development	325,000	420,000	806,000	1,021,000
Impairment of real estate development assets	-	435,000	-	435,000
Selling, general and administrative	3,270,000	3,640,000	10,053,000	10,326,000
Total costs and expenses	21,973,000	23,096,000	76,638,000	72,743,000
Operating income	7,838,000	13,380,000	9,461,000	14,417,000
Other income (expense):
Interest (expense) income, net	(45,000)	20,000	(102,000)	59,000
Equity in earnings of investments	205,000	101,000	193,000	132,000
Other income, net	91,000	39,000	353,000	254,000
Total other income	251,000	160,000	444,000	445,000

Income before income tax provision	8,089,000	13,540,000	9,905,000	14,862,000

Income tax provision	(2,776,000)	(4,608,000)	(3,477,000)	(5,036,000)
Net income	5,313,000	8,932,000	6,428,000	9,826,000
Preferred dividends	(159,000)	(171,000)	(477,000)	(302,000)
Net income applicable to common stock	$5,154,000	$8,761,000	$5,951,000	$9,524,000

Basic net income per common share	$0.36	$0.62	$0.42	$0.68

Diluted net income per common share	$0.36	$0.61	$0.42	$0.68

Dividends per common share	$0.05	$0.05	$0.14	$0.12

Weighted-average common shares outstanding-basic	14,127,000	14,064,000	14,115,000	14,048,000
Weighted-average common shares outstanding-diluted	14,953,000	14,486,000	14,115,000	14,227,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014

Net income	$5,313,000	$8,932,000	$6,428,000	$9,826,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	149,000	117,000	447,000	352,000
Unrealized holding gains on security available-for-sale	1,172,000	1,023,000	1,813,000	1,445,000
Unrealized gains from derivative instruments	87,000	119,000	75,000	370,000
Total other comprehensive income, net of tax	1,408,000	1,259,000	2,335,000	2,167,000
Comprehensive income	$6,721,000	$10,191,000	$8,763,000	$11,993,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2015	2014
Operating activities
Net income	$6,428,000	$9,826,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,979,000	2,564,000
Loss on disposals of assets	357,000	408,000
Impairment of real estate development assets	-	435,000
Stock compensation expense	799,000	892,000
Distributed earnings of investments	303,000	52,000
Accrued interest on notes receivable	(36,000)	(59,000)
Donation of common stock	100,000	100,000
Changes in operating assets and liabilities:
Accounts receivable, net	(394,000)	(4,728,000)
Cultural costs	832,000	1,434,000
Prepaid expenses and other current assets	(137,000)	(57,000)
Income taxes receivable	1,143,000	-
Other assets	208,000	240,000
Accounts payable and growers payable	(2,073,000)	3,208,000
Accrued liabilities	(581,000)	3,339,000
Other long-term liabilities	258,000	121,000
Net cash provided by operating activities	10,186,000	17,775,000

Investing activities
Capital expenditures	(23,735,000)	(14,185,000)
Business combination	-	(700,000)
Equity investment contributions	(9,000)	(8,000)
Investments in mutual water companies	(293,000)	(293,000)
Net cash used in investing activities	(24,037,000)	(15,186,000)

Financing activities
Borrowings of long-term debt	93,334,000	40,938,000
Repayments of long-term debt	(76,888,000)	(50,967,000)
Dividends paid – common	(1,903,000)	(1,687,000)
Dividends paid – preferred	(477,000)	(271,000)
Exchange of common stock	(275,000)	(175,000)
Net proceeds from issuance of preferred stock	-	9,300,000
Payments of debt financing costs	-	(106,000)
Net cash provided by (used in) financing activities	13,791,000	(2,968,000)

Net decrease in cash	(60,000)	(29,000)
Cash at beginning of period	92,000	82,000
Cash at end of period	$32,000	$53,000

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the period for interest	$1,939,000	$1,730,000
Cash (received) paid during the period for income taxes, net of payments (refunds)	$(640,000)	$2,095,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(2,985,000)	$(2,400,000)
Capital expenditures accrued but not paid at period-end	$1,654,000	$721,000
Non-cash reduction of note receivable	$1,301,000	$-
Accrued interest on note receivable	$36,000	$59,000
Donation of common stock	$100,000	$100,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

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

The unaudited interim consolidated financial statements for the three months and nine months ended July 31, 2015 and 2014 and balance sheet as of July 31, 2015 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2015 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2015 are not necessarily indicative of the operating results expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the July 31, 2015 presentation.

Immaterial Classification Error - An immaterial error in the classification of an equity method investee’s distributions was corrected in the July 31, 2014 consolidated financial statements which resulted in the reclassification of an equity method investee’s distributions from investing to operating cash flows in the amount of  $184,000 in the consolidated statement of cash flows. The Company has evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that this error was not material to our previously reported consolidated financial statements as of October 31, 2014 and prior.

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

The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FASB Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2015 and October 31, 2014, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

July 31, 2015

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$27,255,000	$–	$–	$27,255,000
Liabilities at fair value:
Derivative	$–	$1,662,000	$–	$1,662,000

October 31, 2014

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$24,270,000	$–	$–	$24,270,000
Liabilities at fair value:
Derivative	$–	$1,782,000	$–	$1,782,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 500,000 shares, representing approximately 2.9% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2015 and October 31, 2014 was $54.51 and $48.54 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

4. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of July 31, 2015 and October 31, 2014 the allowances totaled $163,000 and $442,000, respectively.

5. Concentrations

Lemons procured from third-party growers were 25% and 23% of lemon supply in the three months ended July 31, 2015 and 2014, respectively and 35% and 20% of lemon supply in the nine months ended July 31, 2015 and 2014, respectively.

The Company sells all of its avocado production to Calavo.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2015	October 31, 2014
East Areas 1 and 2	$58,532,000	$55,016,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	25,352,000	22,033,000
	$94,923,000	$88,088,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2015 and 2014, the Company capitalized $1,434,000 and $827,000, respectively, of costs related to these projects. During the nine months ended July 31, 2015 and 2014, the Company capitalized $3,516,000 and $2,333,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company incurred expenses of $4,000 in each of the three months ended July 31, 2015 and 2014 and $12,000 and $13,000 in the nine months ended July 31, 2015 and 2014, respectively.

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

If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of the common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share. Previously recognized capitalized development costs will be adjusted to reflect the calculated value of the property upon settlement. The related APIC amount will be adjusted to common stock to reflect the issuance of common stock. To the extent that it becomes probable that cash will be used in the settlement rather than stock, such amount of cash will be classified as a liability rather than APIC/common stock. As of July 31, 2015, the estimated amount of the Success Fee was zero.

In connection with facilitating the annexation of East Area 1 into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No costs have been incurred to date in relation to this agreement.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2015 and October 31, 2014 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during the nine months ended July 31, 2015 and, as such, no costs were capitalized.

During the three months ended July 31, 2015 and 2014, the Company capitalized zero and $24,000, respectively, of costs related to these real estate parcels. During the nine months ended July 31, 2015 and 2014, the Company capitalized zero and $197,000, respectively, of costs related to these real estate parcels. Additionally, in relation to these parcels, the Company incurred net expenses of $42,000 and $465,000 in the three months ended July 31, 2015 and 2014, respectively, and $128,000 and $527,000 in the nine months ended July 31, 2015 and 2014, respectively. The net expenses incurred in fiscal year 2014 include a July 31, 2014 impairment charge of $435,000 recognized on the Centennial property.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During the three months ended July 31, 2015 and 2014, the Company capitalized $2,597,000 and $673,000, respectively, of costs primarily related to vineyards and water wells for this real estate development project. During the nine months ended July 31, 2015 and 2014, the Company capitalized $3,319,000 and $1,323,000, respectively, of costs primarily related to vineyards and water wells for this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $245,000 and $265,000, in the three months ended July 31, 2015 and 2014, respectively, and $604,000 and $720,000 in the nine months ended July 31, 2015 and 2014, respectively.

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

Changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $1,930,000 ($1,172,000 net of tax) and $1,700,000 ($1,023,000 net of tax), during the three months ended July 31, 2015 and 2014, respectively. The Company recorded unrealized holding gains of $2,985,000 ($1,813,000 net of tax) and $2,400,000 ($1,445,000 net of tax), during the nine months ended July 31, 2015 and 2014, respectively.

8. Note Receivable

During fiscal year 2004, the Company sold a parcel of land in Morro Bay, California and in connection with the sale; the Company recorded a note receivable of $1,300,000. Total principal and interest due was $819,000 and $2,084,000 at July 31, 2015 and October 31, 2014, respectively. Interest continues to accrue on the principal balance of the note and was $12,000 and $20,000 in the three months ended July 31, 2015 and 2014, respectively and $36,000 and $59,000 in the nine months ended July 31, 2015 and 2014, respectively.

In July 2015, the holder of the note completed the drilling of three water wells at the Company’s Windfall Investors, LLC real estate development property. The fair value of the well drilling services was $1,301,000 and the Company recorded a non-cash reduction of the note receivable comprised of $820,000 in accrued interest and $481,000 of principal.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

9. Other Assets

Other assets consist of the following:

	July 31, 2015	October 31, 2014
Investments in mutual water companies	$4,024,000	$3,731,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,085,000	1,282,000
Revolving funds and memberships	344,000	355,000
Acquired trade names and trademarks, net	456,000	530,000
Goodwill	680,000	680,000
	$8,125,000	$8,114,000

10. Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2015	October 31, 2014
Compensation	$1,514,000	$3,280,000
Property taxes	182,000	500,000
Income taxes	2,969,000	-
Interest	251,000	235,000
Deferred rental income and deposits	808,000	598,000
Lease expense	675,000	1,458,000
Lemon supplier payables	-	624,000
Capital expenditures and other	820,000	844,000
	$7,219,000	$7,539,000

11. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2015	October 31, 2014
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.19% at July 31, 2015, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$78,664,000	$61,623,000
Farm Credit West term loan: the interest rate is variable and was 2.75% at July 31, 2015. The loan is payable in quarterly installments through November 2022.	4,367,000	4,756,000
Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at July 31, 2015. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000
Farm Credit West term loan: the interest rate is variable and was 2.75% at July 31, 2015. The loan is payable in monthly installments through October 2035.	1,277,000	1,475,000
CNH Capital loans: the interest rate was zero and the loans were paid off in May and July 2015.	-	8,000
Subtotal	84,800,000	68,354,000
Less current portion	585,000	583,000
Total long-term debt, less current portion	$84,215,000	$67,771,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Long-Term Debt (continued)

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $651,000 and $559,000 during the three months ended July 31, 2015 and 2014, respectively, and $1,874,000 and $1,757,000 during the nine months ended July 31, 2015 and 2014, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

12. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2015	October 31, 2014	July 31, 2015	October 31, 2014
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,662,000	$1,782,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at July 31, 2015 and October 31, 2014.

13. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were included in the computation of diluted net income per common share for the three months ended July 31, 2015 because such shares were dilutive. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net income per common share for the nine months ended July 31, 2015 and 2014 because such shares were anti-dilutive.

14. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $166,000 and $132,000 of rental revenue from employees in the three months ended July 31, 2015 and 2014, respectively. The Company recorded $459,000 and $405,000 of rental revenue from employees in the nine months ended July 31, 2015 and 2014, respectively. There were no rental payments due from employees at July 31, 2015 and October 31, 2014.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $364,000 and $202,000 in the three months ended July 31, 2015 and 2014, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,067,000 and $947,000 in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $141,000 and $74,000 at July 31, 2015 and October 31, 2014, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Related-Party Transactions (continued)

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $382,000 and $438,000 from the association in the three months ended July 31, 2015 and 2014, respectively. The Company purchased services and supplies of $1,081,000 and $989,000 from the association in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $7,000 and $177,000 at July 31, 2015 and October 31, 2014, respectively.

The Company recorded dividend income of $375,000 and $350,000 in the nine months ended July 31, 2015 and 2014, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $3,027,000 and $6,147,000 of avocado sales to Calavo for the three months ended July 31, 2015 and 2014, respectively. The Company had $7,142,000 and $7,320,000 of avocado sales to Calavo for the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $189,000 and zero receivable by the Company from Calavo at July 31, 2015 and October 31, 2014, respectively. Additionally, the Company leases office space to Calavo and received rental income of $68,000 and $69,000 in the three months ended July 31, 2015 and 2014, respectively. The Company received rental income from Calavo of $204,000 and $207,000 in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended July 31, 2015 and 2014, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $774,000 and $915,000, respectively. During the nine months ended July 31, 2015 and 2014, the aggregate amount was $1,356,000 and $1,311,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $284,000 and $592,000 at July 31, 2015 and October 31, 2014, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with an option to lease up to an additional 640 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. The Company has incurred lease expense of $16,000 and $11,000 in the three months ended July 31, 2015 and 2014, respectively and $41,000 and $15,000 in the nine months ended July 31, 2015 and 2014, respectively. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services to the Company $122,000 and $71,000 in the nine months ended July 31, 2015 and 2014, respectively.

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

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid no harvest and third-party grower expense to CRG in the three months ended July 31, 2014 and 2014 and $5,177,000 and $5,505,000 in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, the Company’s subsidiary, Associated Citrus Packers, Inc. (“Associated”) provided no harvest management and administrative services to CRG in the three months ended July 31, 2015 and 2014 and $305,000 and $295,000 in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $33,000 and $40,000 receivable by Associated from CRG at July 31, 2015 and October 31, 2014, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, during the three months ended July 31, 2015 and 2014 the Company recorded income of $50,000 and $43,000, respectively. In relation to this program, during the nine months ended July 31, 2015 and 2014 the Company recorded income of $151,000 and $111,000, respectively, and recorded losses on orchard disposals of $160,000 and $183,000, respectively. These net amounts are included in other income in the Company’s consolidated statements of operations. Additionally, the Company purchased no water from YMIDD in the three months ended July 31, 2015 and 2014 and $68,000 and $62,000 in the nine months ended July 31, 2015 and 2014, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at July 31, 2015 and October 31, 2014.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services, and recognized agribusiness revenue relating to such services of $44,000 and $40,000 in the three months ended July 31, 2015 and 2014, respectively, and $119,000 in the nine months ended July 31, 2015 and 2014. The Company also performed contract lemon packing services for Del Mar and recognized agribusiness revenues relating to such services of $367,000 and $396,000 in the three months ended July 31, 2015 and 2014, respectively and $470,000 and $517,000 in the nine months ended July 31, 2015 and 2014, respectively. Fruit proceeds due to Del Mar were $882,000 and $828,000 at July 31, 2015 and October 31, 2014, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended July 31, 2015 and 2014, the Company received no cash distributions and recorded equity in earnings of this investment of $225,000 and $101,000, respectively. In the nine months ended July 31, 2015 and 2014, the Company received cash distributions of $495,000 and $184,000, respectively and recorded equity in earnings of this investment of $412,000 and $132,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized lemon sales of zero and $119,000 to Rosales in the three and nine months ended July 31, 2015, respectively and such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. During the three months ended July 31, 2015 and 2014, the aggregate amount of lemons procured from Rosales was $415,000 and $555,000, respectively. During the nine months ended July 31, 2015 and 2014, the aggregate amount procured was $567,000 and $555,000, respectively. Amounts due to Rosales were $259,000 and zero at July 31, 2015 and October 31, 2014. Additionally, the Company recorded equity losses of this investment of $19,000 and $220,000, which includes amortization of fair value basis differences of $52,000 and $156,000 in the three and nine months ended July 31, 2015, respectively. In August 2015 the Company received a cash distribution of $53,000.

15. Income Taxes

There has been no material change to the Company’s uncertain tax position for the three and nine month periods ended July 31, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2015.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 during the three months ended July 31, 2015 and 2014, and $375,000 during the nine months ended July 31, 2015 and 2014.

The net periodic pension costs for the Plan for the three months ended July 31 were as follows:

	2015	2014
Administrative expenses	$34,000	$34,000
Interest cost	213,000	205,000
Expected return on plan assets	(282,000)	(268,000)
Recognized actuarial loss	246,000	195,000
Net periodic benefit cost	$211,000	$166,000

The net periodic pension costs for the Plan for the nine months ended July 31 were as follows:

	2015	2014
Administrative expenses	$102,000	$102,000
Interest cost	639,000	615,000
Expected return on plan assets	(846,000)	(804,000)
Recognized actuarial loss	738,000	585,000
Net periodic pension cost	$633,000	$498,000

17. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2015	October 31, 2014
Minimum pension liability	$4,474,000	$4,954,000
Fair value of derivative instrument	898,000	973,000
Contingent consideration	300,000	300,000
Other	36,000	55,000
	$5,708,000	$6,282,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Stock-based Compensation

As of July 31, 2015, there are 7,810 shares of common stock issued to employees in connection with a discontinued stock option plan. Such shares are subject to repurchase by the Company and constitute a liability due to the repurchase right. The repurchase obligation of $6,000 is included in other long-term liabilities in the Company’s consolidated balance sheets at July 31, 2015 and October 31, 2014.

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a two year period.

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

Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Three Months Ended July 31,		Nine Months Ended July 31,
Year	Granted	2015	2014	2015	2014
2012	34,721	$-	$50,000	$33,000	$150,000
2013	27,091	59,000	59,000	179,000	177,000
2014	42,085	88,000	142,000	262,000	262,000
2015	-	(65,000)	-	-	-
		$82,000	$251,000	$474,000	$589,000

During December 2014 and January 2015, members of management exchanged a total of 10,907 shares of common stock with a total market price value of $275,000 at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

During January 2015 and 2014, 15,077 and 13,587 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $325,000 and $303,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2015 and 2014, respectively.

On June 25, 2015 the Company’s board of directors authorized a donation of $100,000 of the Company’s common stock to the Museum of Ventura County (the “Museum”), a California non-profit corporation. On June 30, 2015, the Company issued 4,498 unregistered shares of the Company’s common stock with a per share value of $22.23 at the date of issuance. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Segment Information

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

Segment information for the three months ended July 31, 2015:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$28,466,000	$1,311,000	$34,000	$–	$29,811,000
Costs and expenses	16,680,000	755,000	313,000	3,215,000	20,963,000
Depreciation and amortization	791,000	152,000	12,000	55,000	1,010,000
Operating income (loss)	$10,995,000	$404,000	$(291,000)	$(3,270,000)	$7,838,000

Segment information for the three months ended July 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$35,173,000	$1,182,000	$121,000	$–	$36,476,000
Costs and expenses	17,077,000	691,000	833,000	3,593,000	22,194,000
Depreciation and amortization	728,000	105,000	22,000	47,000	902,000
Operating income (loss)	$17,368,000	$386,000	$(734,000)	$(3,640,000)	$13,380,000

The following table sets forth revenues by category, by segment for the three months ended:

	July 31, 2015	July 31, 2014

Lemons	$23,859,000	$26,845,000
Avocados	3,027,000	6,147,000
Navel and Valencia oranges	1,020,000	1,711,000
Specialty citrus and other crops	560,000	470,000
Agribusiness revenues	28,466,000	35,173,000

Rental operations	728,000	618,000
Leased land	480,000	496,000
Organic recycling and other	103,000	68,000
Rental operations revenues	1,311,000	1,182,000

Real estate development revenues	34,000	121,000
Total revenues	$29,811,000	$36,476,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Segment Information (continued)

Segment information for the nine months ended July 31, 2015

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$82,268,000	$3,769,000	$62,000	$–	$86,099,000
Costs and expenses	60,933,000	2,062,000	772,000	9,892,000	73,659,000
Depreciation and amortization	2,375,000	409,000	34,000	161,000	2,979,000
Operating income (loss)	$18,960,000	$1,298,000	$(744,000)	$(10,053,000)	$9,461,000

Segment information for the nine months ended July 31, 2014:

	Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues	$83,481,000	$3,483,000	$196,000	$–	$87,160,000
Costs and expenses	56,669,000	1,923,000	1,398,000	10,189,000	70,179,000
Depreciation and amortization	2,061,000	308,000	58,000	137,000	2,564,000
Operating income (loss)	$24,751,000	$1,252,000	$(1,260,000)	$(10,326,000)	$14,417,000

The following table sets forth revenues by category, by segment for the nine months ended:

	July 31, 2015	July 31, 2014

Lemons	$67,385,000	$65,909,000
Avocados	7,142,000	7,320,000
Navel and Valencia oranges	5,054,000	7,031,000
Specialty citrus and other crops	2,687,000	3,221,000
Agribusiness revenues	82,268,000	83,481,000

Rental operations	2,012,000	1,833,000
Leased land	1,413,000	1,469,000
Organic recycling and other	344,000	181,000
Rental operations revenues	3,769,000	3,483,000

Real estate development revenues	62,000	196,000
Total revenues	$86,099,000	$87,160,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Acquisitions and Sale of Property

In July 2015, the Company entered into a purchase agreement to acquire 157 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley for approximately $3,300,000. The orchards are being acquired pursuant to purchase options contained in certain operating leases the Company has had since 2012 for approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which the Company refers to as the Sheldon Ranch leases. The Company paid a deposit of $50,000 and escrow is expected to close in September 2015.

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for approximately $15,100,000. The orchards are being acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 and escrow is expected to close in November 2015.

On August 21, 2015, the Company sold its Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located near the City of Fillmore, in Ventura County, California. The sales price was $2,750,000 and the gain on the sale was $935,000.

21. East Area 1 Joint Venture Development Agreement

In September 2015, the Company entered into a Contribution Agreement with an affiliate of Lewis Operating Corp. (“Lewis”), a Southern California land developer, that facilitates upon the completion of certain conditions, the formation of a joint venture for the purpose of developing the Company’s East Area 1 real estate development project (the “Joint Venture”). The Company was paid a $2,000,000 deposit upon entering into the Contribution Agreement. Conditions necessary to close the transaction and form the Joint Venture include approval by the City of Santa Paula of an amendment to the East Area 1 tentative tract map, assignment of various development rights and obligations by the Company to the Joint Venture, completion of a legal parcel map and contribution of the East Area 1 property to the Joint Venture and the payment by Lewis of $18,000,000, comprising total consideration of $20,000,000 for a 50% interest in the Joint Venture. The Contribution Agreement also includes an agricultural lease that allows the Company to continue farming the property during the phased build-out of the project. The Joint Venture partners will share equally in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. In addition, upon closing the transaction, the Company is expected to incur a minimum Capital Placement fee to a consultant of approximately $500,000 plus 2% of the initial land value received by the Company in excess of $100,000,000 to be earned on the successful closing of the Joint Venture transaction.

22. Subsequent Events

The Company has evaluated events subsequent to July 31, 2015 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Agribusiness

We are one of the largest growers of lemons and avocados in the United States and, as a result, our agribusiness segment is the largest of our three segments, representing approximately 95%, 94% and 93% of our fiscal year 2014, 2013 and 2012 consolidated revenues, respectively. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended July 31, 2015, lemon sales were comprised of approximately 82% to U.S. and Canada-based customers, 15% to domestic exporters and 3% to international customers. During the nine months ended July 31, 2015, lemon sales were comprised of approximately 75% to U.S. and Canada-based customers, 21% to domestic exporters and 4% to international customers. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

For the fiscal year 2014, irrigation costs for our agricultural operations were $0.3 million greater than fiscal year 2013, resulting from pumping more water from wells and basins due to less rain fall. For the nine months ended July 31, 2015, irrigation costs were similar to the same period in fiscal year 2014. However, costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs, may increase to access these limited water supplies. In response to the drought, we have an ongoing plan for irrigation improvements in fiscal year 2015 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

China Tulare County Citrus Import Suspension

China’s Administration of Quality Supervision, Inspection and Quarantine has suspended imports of all citrus fruit from Tulare County, California effective February 17, 2015 due to the detection on certain fruit of Phytophthora syringae, commonly known as brown rot.  We do not expect the suspension to have a material effect on our 2015 operating results because we do not sell a significant amount of fruit to China.

Recent Developments

In June 2013, we announced a plan to build 71 agriculture workforce housing units in Santa Paula, California. This project has been substantially completed and we began renting units in May 2015. When fully occupied, annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. We estimate that the total cost of the development will be approximately $8.8 million and have capitalized approximately $6.2 million of costs related to this project in the nine months ended July 31, 2015.

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency of our packing facilities. To date we have capitalized approximately $20.3 million and during the nine months ended July 31, 2015 we capitalized approximately $11.7 million of costs in connection with construction services and equipment. The project is expected to cost approximately $23 million and be operational in 2015.

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

On June 24, 2015, we declared a $0.045 per share dividend which was paid on July 15, 2015 in the aggregate amount of approximately $0.6 million to common shareholders of record as of July 6, 2015.

In July 2015, we entered into a purchase agreement to acquire 157 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for approximately $3.3 million. The orchards are being acquired pursuant to purchase options contained in certain operating leases we have had since 2012 for approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which we refer to as the Sheldon Ranch leases. The Company paid a deposit of $50,000 and escrow is expected to close in September 2015.

In September 2015, we entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for approximately $15.1 million. The orchards are being acquired pursuant to purchase options contained in the Sheldon Ranches operating leases which we have had since 2012. The Company paid a deposit of $50,000 and escrow is expected to close in November 2015.

On August 21, 2015, we sold our Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located in Ventura County, California. The sales price was approximately $2.8 million and the gain on the sale was approximately $0.9 million. The sales price represents approximately $53,000 and $83,000 per acre for total acres and productive avocado acres, respectively.

In September 2015, we entered into a Contribution Agreement with an affiliate of Lewis Operating Corp. (“Lewis”), a Southern California land developer, that facilitates upon the completion of certain conditions, the formation of a joint venture for the purpose of developing the Company’s East Area 1 real estate development project (the “Joint Venture”). We were paid a $2.0 million deposit upon entering into the Contribution Agreement. Conditions necessary to close the transaction and form the Joint Venture include approval by the City of Santa Paula of an amendment to the East Area 1 tentative tract map, assignment of various development rights and obligations by us to the Joint Venture, completion of a legal parcel map and contribution of the East Area 1 property to the Joint Venture and the payment by Lewis of $18.0 million, comprising total consideration of $20.0 million for a 50% interest in the Joint Venture. The Contribution Agreement also includes an agricultural lease that allows us to continue farming the property during the phased build-out of the project. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share equally in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project. In addition, upon closing the transaction, we are expected to incur a minimum Capital Placement fee to a consultant of approximately $0.5 million plus 2% of the initial land value received by us in excess of $100.0 million to be earned on the successful closing of the Joint Venture transaction.

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Agribusiness	$28,466,000	$35,173,000	$82,268,000	$83,481,000
Rental operations	1,311,000	1,182,000	3,769,000	3,483,000
Real estate development	34,000	121,000	62,000	196,000
Total revenues	29,811,000	36,476,000	86,099,000	87,160,000
Costs and expenses:
Agribusiness	17,471,000	17,805,000	63,308,000	58,730,000
Rental operations	907,000	796,000	2,471,000	2,231,000
Real estate development	325,000	420,000	806,000	1,021,000
Impairment of real estate development assets	-	435,000	-	435,000
Selling, general and administrative	3,270,000	3,640,000	10,053,000	10,326,000
Total costs and expenses	21,973,000	23,096,000	76,638,000	72,743,000
Operating income (loss):
Agribusiness	10,995,000	17,368,000	18,960,000	24,751,000
Rental operations	404,000	386,000	1,298,000	1,252,000
Real estate development	(291,000)	(734,000)	(744,000)	(1,260,000)
Selling, general and administrative	(3,270,000)	(3,640,000)	(10,053,000)	(10,326,000)
Operating income	7,838,000	13,380,000	9,461,000	14,417,000
Other income (expense):
Interest income (expense), net	(45,000)	20,000	(102,000)	59,000
Equity in earnings of investments	205,000	101,000	193,000	132,000
Other income (expense), net	91,000	39,000	353,000	254,000
Total other income	251,000	160,000	444,000	445,000
Income before income tax provision	8,089,000	13,540,000	9,905,000	14,862,000
Income tax provision	(2,776,000)	(4,608,000)	(3,477,000)	(5,036,000)
Net income	$5,313,000	$8,932,000	$6,428,000	$9,826,000

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

	Quarter ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Net income	$5,313,000	$8,932,000	$6,428,000	$9,826,000
Total interest (income) expense, net	45,000	(20,000)	102,000	(59,000)
Income taxes	2,776,000	4,608,000	3,477,000	5,036,000
Depreciation and amortization	1,010,000	902,000	2,979,000	2,564,000
EBITDA	9,144,000	14,422,000	12,986,000	17,367,000
Impairment of real estate development assets	-	435,000	-	435,000
Adjusted EBITDA	$9,144,000	$14,857,000	$12,986,000	$17,802,000

Third Quarter of Fiscal Year 2015 Compared to the Third Quarter of Fiscal Year 2014

Revenues

Total revenue for the third quarter of fiscal year 2015 was $29.8 million compared to $36.5 million for the third quarter of fiscal year 2014. The 18% decrease of $6.7 million was primarily the result of decreased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended July 31,
	2015	2014	Change
Lemons	$23,859,000	$26,845,000	$(2,986,000)	(11)%
Avocados	3,027,000	6,147,000	(3,120,000)	(51)%
Navel and Valencia oranges	1,020,000	1,711,000	(691,000)	(40)%
Specialty citrus and other crops	560,000	470,000	90,000	19%
Agribusiness revenues	$28,466,000	$35,173,000	$(6,707,000)	(19)%

•	Lemons: The decrease in the third quarter of fiscal year 2015 was primarily the result of lower volume of fresh lemons sold partially offset by higher prices compared to the same period in fiscal year 2014. During the third quarters of fiscal years 2015 and 2014, fresh lemon sales were $21.3 million and $24.1 million, respectively, on 759,000 and 938,000 cartons of lemons sold at average per carton prices of $28.06 and $25.69, respectively. Lemon by-product and other lemon sales were $2.6 million and $2.7 million in the third quarter of fiscal years 2015 and 2014, respectively.

•	Avocados: The decrease in the third quarter of fiscal year 2015 was primarily the result of decreased prices and volume of avocados sold compared to the same period in fiscal year 2014. Due to early maturing of the California crop and in response to Peruvian avocados that arrived in the U.S. market in June, we accelerated our harvest plan to March through June in fiscal year 2015 compared to April through July in fiscal year 2014. During the third quarter of fiscal year 2015, 3.1 million pounds of avocados were sold at an average per pound price of $0.98 compared to 5.5 million pounds sold at an average per pound price of $1.12 during the same period in fiscal year 2014.

•	Navel and Valencia oranges: The decrease in the third quarter of fiscal year 2015 was attributable to lower volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2014. In the third quarter of fiscal year 2015, 123,000 40-pound carton equivalents of oranges were sold at average per carton prices of $8.29 compared to 249,000 40-pound carton equivalents sold at average per carton prices of $6.87 in the third quarter of fiscal year 2014.

•	Specialty citrus and other crops: The increase in the third quarter of fiscal year 2015 was primarily the result of increased prices of specialty citrus sold partially offset by lower volume compared to the same period in fiscal year 2014. During the third quarter of fiscal year 2015, 18,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $31.11 compared to 27,000 40-pound carton equivalents sold at an average per carton price of $17.41 during the same period in fiscal year 2014.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2015 were $22.0 million compared to $23.1 million in the third quarter of fiscal year 2014, for a 5% decrease of $1.1 million. This decrease was primarily attributable to decreases in our agribusiness costs, real estate development expenses and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended July 31,
	2015	2014	Change
Packing costs	$5,155,000	$5,055,000	$100,000	2%
Harvest costs	2,549,000	2,597,000	(48,000)	(2)%
Growing costs	4,030,000	4,159,000	(129,000)	(3)%
Third-party grower costs	4,946,000	5,266,000	(320,000)	(6)%
Depreciation and amortization	791,000	728,000	63,000	9%
Agribusiness costs and expenses	$17,471,000	$17,805,000	$(334,000)	(2)%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the third quarter of fiscal year 2015 is primarily due to $0.2 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014 and higher per carton packing costs. During the third quarter of fiscal year 2015, we packed and sold 759,000 cartons of lemons at average per carton costs of $6.79 compared to 938,000 cartons of lemons packed and sold at average per carton costs of $5.39 during the same period in fiscal year 2014. The higher average per carton costs in the third quarter of fiscal year 2015 are primarily attributable to lower volume of lemons packed and sold compared to the same period in 2014.

•	Harvest costs: The decrease in the third quarter of fiscal year 2015 is primarily attributable to decreased volume of avocados harvested partially offset by increased cost of lemons harvested compared to the same period in fiscal year 2014.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the third quarter of fiscal year 2015 is primarily due to decreased lease expense of $0.1 million and net decreased costs of $0.1 million for fertilization and soil amendments, pruning and irrigation compared to the same period in fiscal year 2014. These net decreases primarily reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the third quarter of fiscal year 2015 is primarily attributable to decreased volume of third-party grower lemons sold, partially offset by higher prices. Of the 759,000 and 938,000 cartons sold during the third quarter of fiscal years 2015 and 2014, respectively, 207,000 (27%) and 234,000 (25%) were procured from third-party growers at average per carton prices of $22.93 and $20.76, respectively. Additionally, we incurred $0.2 million of costs for purchased, packed fruit to sell in the third quarter of fiscal year 2015 compared to $0.4 million during the same period in fiscal year 2014.

•	Depreciation expense for the third quarter of fiscal year 2015 was approximately $0.1 million higher than the third quarter of fiscal year 2014 due to an increase in assets placed into service and the acquisition of our Yuma packinghouse in June 2014.

Real estate development expenses in the third quarter of fiscal year 2015 were $0.3 million compared to $0.9 million during the same period in fiscal year 2014. In July 2014, we recognized an impairment charge of $0.4 million on our Templeton Santa Barbara, LLC real estate development project. There were no impairment charges recognized in the third quarter of fiscal year 2015.

Selling, general and administrative expenses in the third quarter of fiscal year 2015 were $3.3 million compared to $3.6 million during the same period in fiscal year 2014. The $0.3 million decrease in the third quarter of fiscal year 2015 is primarily due to decreased incentive compensation of $0.9 million partially offset by increased legal and consulting expenses of $0.5 million associated with our East Area 1 real estate development project.

Other Income/Expense

Other income (expense), net was $0.3 million of income for the third quarter of fiscal year 2015 compared to $0.2 million of income for the third quarter of fiscal year 2014. The approximately $0.1 million increase in income in the third quarter of fiscal year 2015 was primarily due to increased equity in earnings of our investment in Limco Del Mar, Ltd. compared to the same period in fiscal year 2014.

Income Taxes

We recorded an estimated income tax provision of $2.8 million in the third quarter of fiscal year 2015 on pre-tax income of $8.1 million compared to an estimated income tax provision of $4.6 million on pre-tax income of $13.5 million in the third quarter of fiscal year 2014. Our projected annual effective tax rate for fiscal year 2015 is approximately 35.3%.

Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

Revenues

Total revenue for the nine months ended July 31, 2015 was $86.1 million compared to $87.2 million for the nine months ended July 31, 2014. The 1% decrease of $1.1 million was primarily the result of decreased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2015	2014	Change
Lemons	$67,385,000	$65,909,000	$1,476,000	2%
Avocados	7,142,000	7,320,000	(178,000)	(2)%
Navel and Valencia oranges	5,054,000	7,031,000	(1,977,000)	(28)%
Specialty citrus and other crops	2,687,000	3,221,000	(534,000)	(17)%
Agribusiness revenues	$82,268,000	$83,481,000	$(1,213,000)	(1)%

•	Lemons: The increase in the nine months ended July 31, 2015 was primarily the result of increased lemon by-product and other lemon sales partially offset by decreased fresh lemon sales compared to the same period in fiscal year 2015. During the nine months ended July 31, 2015 and 2014, fresh lemon sales were $57.3 million and $57.8 million, respectively, on 2,339,000 and 2,460,000 cartons of lemons sold at average per carton prices of $24.50 and $23.49, respectively. Additionally, lemon by-product and other lemon sales were $10.1 million and $8.1 million in the nine months ended July 31, 2015 and 2014, respectively. The $2.0 million increase in the nine months ended July 31, 2015 is primarily due to higher volume of lemons sold for juice and other by-products compared to the same period in fiscal year 2014.

•	Avocados: The decrease in the nine months ended July 31, 2015 was primarily the result of decreased prices partially offset by increased volume of avocados sold compared to the same period in fiscal year 2014. In the nine months ended July 31, 2015, 7.0 million pounds of avocados were sold at an average per pound price of $1.02 per pound compared to 6.7 million pounds sold at an average per pound price of $1.09 during the same period in fiscal year 2014.

•	Navel and Valencia oranges: The decrease in the nine months ended July 31, 2015 was attributable to lower prices and volume of oranges sold compared to the same period in fiscal year 2014. In the nine months ended July 31, 2015, 688,000 40-pound carton equivalents of oranges were sold at average per carton prices of $7.35 compared to 704,000 40-pound carton equivalents sold at average per carton prices of $9.99 during the same period in fiscal year 2014. The higher prices in the nine months ended July 31, 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in the nine months ended July 31, 2015 was primarily the result of lower prices and decreased volume of specialty citrus sold compared to the same period in fiscal year 2014. In the nine months ended July 31, 2015, 209,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $12.86 compared to 220,000 40-pound carton equivalents sold at an average per carton price of $14.64 during the same period in fiscal year 2014. The higher prices in the nine months ended July 31, 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2015 were $76.6 million compared to $72.7 million for the nine months ended July 31, 2015, for a 5% increase of $3.9 million. This increase was primarily attributable to increases in our agribusiness costs partially offset by decreased real estate development expenses and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2015	2014	Change
Packing costs	$16,947,000	$14,141,000	$2,806,000	20%
Harvest costs	9,753,000	9,266,000	487,000	5%
Growing costs	16,050,000	15,567,000	483,000	3%
Third-party grower costs	18,183,000	17,695,000	488,000	3%
Depreciation and amortization	2,375,000	2,061,000	314,000	15%
Agribusiness costs and expenses	$63,308,000	$58,730,000	$4,578,000	8%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the nine months ended July 31, 2015 was primarily attributable to $2.1 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014 and higher per carton packing costs. In the nine months ended July 31, 2015, we packed and sold 2,339,000 cartons of lemons and 58,000 cartons of specialty citrus at average per carton costs of $7.07 compared to 2,460,000 cartons of lemons packed and sold at average per carton costs of $5.75 during the same period in fiscal year 2014. The higher average per carton costs in the nine months ended July 31, 2015 are primarily attributable to lower volume of lemons packed and sold compared to the same period in 2014.

•	Harvest costs: The increase in the nine months ended July 31, 2015 was primarily attributable to higher lemon and avocado harvest volumes compared to the same period in fiscal year 2014.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in growing costs in the nine months ended July 31, 2015 is primarily due to net increased costs of $0.8 million for cultivation, fertilization and soil amendments, pest control and pruning partially offset by $0.4 million decreased lease expense compared to the same period in fiscal year 2014. These net increases primarily reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the nine months ended July 31, 2015 was primarily attributable to higher prices and volume of third-party grower lemons sold. Of the 2,339,000 and 2,460,000 cartons sold during the nine months ended July 31, 2015 and 2014, respectively, 851,000 (36%) and 850,000 (35%) were procured from third-party growers at average per carton costs of $20.66 and $19.35, respectively. Additionally, we incurred $0.6 million of costs for purchased, packed fruit to sell in the nine months ended July 31, 2015, compared to $1.2 million during the same period in fiscal year 2014.

•	Depreciation expense for the nine months ended July 31, 2015 was $0.3 million higher than nine months ended July 31, 2014 due to an increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

Real estate development expenses in the nine months ended July 31, 2015 were $0.8 million compared to $1.5 million during the same period in fiscal year 2014. In July 2014, we recognized an impairment charge of $0.4 million on our Templeton Santa Barbara, LLC real estate development project. There were no impairment charges recognized in the nine months ended July 31, 2015.

Selling, general and administrative expenses in the nine months ended July 31, 2015 were $10.1 million compared to $10.3 million during the same period in fiscal year 2014. The $0.2 million decrease in the nine months ended July 31, 2015 was primarily due to decreased incentive compensation of $1.1 million partially offset by increased legal and consulting expenses of $0.7 million associated with our East Area 1 real estate development project.

Other Income (Expense)

Other income, net in the nine months ended July 31, 2015 was similar to the nine months ended July 31, 2014 at $0.4 million.

Income Taxes

We recorded an estimated income tax provision of $3.5 million in the nine months ended July 31, 2015 on a pre-tax income of $9.9 million compared to an estimated income tax provision of $5.0 million on a pre-tax income of $14.9 million in the nine months ended July 31, 2014. Our projected annual effective tax rate for fiscal year 2015 is approximately 35.3%.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and nine months ended July 31, 2015 and 2014:

	Quarter Ended July 31,				Nine Months Ended July 31,
	2015		2014		2015		2014
Revenues:
Agribusiness	$28,466,000	96%	$35,173,000	96%	$82,268,000	96%	$83,481,000	96%
Rental operations	1,311,000	5%	1,182,000	4%	3,769,000	4%	3,483,000	4%
Real estate development	34,000	-	121,000	-	62,000	-	196,000	-
Total revenues	29,811,000	100%	36,476,000	100%	86,099,000	100%	87,160,000	100%
Costs and expenses:
Agribusiness	17,471,000	80%	17,805,000	77%	63,308,000	83%	58,730,000	81%
Rental operations	907,000	4%	796,000	3%	2,471,000	3%	2,231,000	3%
Real estate development	325,000	1%	855,000	4%	806,000	1%	1,456,000	2%
Corporate and other	3,270,000	15%	3,640,000	16%	10,053,000	13%	10,326,000	14%
Total costs and expenses	21,973,000	100%	23,096,000	100%	76,638,000	100%	72,743,000	100%
Operating income (loss):
Agribusiness	10,995,000		17,368,000		18,960,000		24,751,000
Rental operations	404,000		386,000		1,298,000		1,252,000
Real estate development	(291,000)		(734,000)		(744,000)		(1,260,000)
Corporate and other	(3,270,000)		(3,640,000)		(10,053,000)		(10,326,000)
Total operating income	$7,838,000		$13,380,000		$9,461,000		$14,417,000

Third Quarter of Fiscal Year 2015 Compared to the third Quarter of Fiscal Year 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the third quarter of fiscal year 2015, our agribusiness segment revenue was $28.5 million compared to $35.2 million for the third quarter of fiscal year 2014. The 19% decrease of $6.7 million primarily consisted of the following:

•	Lemon revenue for the third quarter of fiscal year 2015 was $3.0 million lower than the third quarter of fiscal year 2014.

•	Avocado revenue for the third quarter of fiscal year 2015 was $3.1 million lower than the third quarter of fiscal year 2014.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2015 were $0.7 million lower than the third quarter of fiscal year 2014.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2015 were $0.1 million higher than the third quarter of fiscal year 2014.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the third quarter of fiscal year 2015, our agribusiness costs were $17.5 million compared to $17.8 million for the third quarter of fiscal year 2014. The 2% decrease of $0.3 million primarily consisted of the following:

•	Packing costs for the third quarter of fiscal year 2015 were $0.1 million higher than the third quarter of fiscal year 2014.

•	Harvest costs for the third quarter of fiscal year 2015 were similar to the third quarter of fiscal year 2014.

•	Growing costs for the third quarter of fiscal year 2015 were $0.1 million lower than the third quarter of fiscal year 2014.

•	Third-party grower costs for the third quarter of fiscal year 2015 were $0.3 million lower than the third quarter of fiscal year 2014.

•	Depreciation and amortization expense for the third quarter of fiscal year 2015 was similar to the third quarter of fiscal year 2014.

Rental Operations

For the third quarter of fiscal year 2015 our rental operations had revenues of $1.3 million compared to $1.2 million in the third quarter of fiscal year 2014. The $0.1 million increase in the third quarter of fiscal year 2015 was primarily due to additional rental revenue from our agriculture workforce housing units that we began renting in May 2015.

Costs and expenses in our rental operations segment were $0.9 million and $0.8 million in the third quarters of fiscal years 2015 and 2014, respectively. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Real Estate Development

Our real estate development segment had no significant revenues in the third quarters of fiscal years 2015 and 2014.

Costs and expenses in our real estate development segment were $0.3 million and $0.9 million in the third quarters of fiscal years 2015 and 2014, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the third quarter of fiscal year 2015 were $3.3 million compared to $3.6 million for the third quarter of fiscal year 2014. Depreciation expense was similar quarter to quarter at approximately $50,000.

Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Agribusiness

For the nine months ended July 31, 2015, our agribusiness segment revenue was $82.3 million compared to $83.5 million for the nine months ended July 31, 2014. The 1% decrease of $1.2 million primarily consisted of the following:

•	Lemon revenue for the nine months ended July 31, 2015 was $1.5 million higher than the nine months ended July 31, 2014.

•	Avocado revenue for the nine months ended July 31, 2015 was $0.2 million lower than the nine months ended July 31, 2014.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2015 were $2.0 million lower than the nine months ended July 31, 2014.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2015 were $0.5 million lower than the nine months ended July 31, 2014.

Costs associated with our agribusiness segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the nine months ended July 31, 2015, our agribusiness costs and expenses were $63.3 million compared to $58.7 million for the nine months ended July 31, 2014. The 8% increase of $4.6 million primarily consisted of the following:

•	Packing costs for the nine months ended July 31, 2015 were $2.8 million higher than the nine months ended July 31, 2014.

•	Harvest costs for the nine months ended July 31, 2015 were $0.5 million higher than the nine months ended July 31, 2014.

•	Growing costs for the nine months ended July 31, 2015 were $0.5 million higher than the nine months ended July 31, 2014.

•	Third-party grower costs for the six months ended July 31, 2015 were $0.5 million higher than the nine months ended July 31, 2014.

•	Depreciation and amortization expense for the nine months ended July 31, 2015 was $0.3 million higher than the nine months ended July 31, 2014.

Rental Operations

Our rental operations segment had revenues of approximately $3.8 million and $3.5 million in the nine months ended July 31, 2015 and 2014, respectively. The $0.3 million increase in the third quarter of fiscal year 2015 was primarily due to additional rental revenue from our agriculture workforce housing units that we began renting in May 2015 and increased organic recycling and other revenue.

Costs in our rental operations segment were approximately $2.5 million and $2.2 million for the nine months ended July 31, 2015 and 2014, respectively. Depreciation expense was $0.4 million and $0.3 million for the nine months ended July 31, 2015 and 2014, respectively.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million and $0.2 million in the nine months ended July 31, 2015 and 2014, respectively.

Real estate development costs and expenses were approximately $0.8 million and $1.5 million for the nine months ended July 31, 2015 and 2014, respectively.

Corporate and Other

Corporate costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Corporate and other costs for the nine months ended July 31, 2015 were $0.3 million lower than the nine months ended July 31, 2014. Depreciation expense was similar period to period at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended July 31, 2015 and July 31, 2014

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended July 31,
	2015	2014
Revenues:
Agribusiness	$97,309,000	$96,357,000
Rental operations	4,926,000	4,578,000
Real estate development	166,000	512,000
Total revenues	102,401,000	101,447,000
Costs and expenses:
Agribusiness	78,903,000	70,556,000
Rental operations	3,313,000	2,937,000
Real estate development	1,185,000	1,536,000
Impairment of real estate development assets	-	435,000
Selling, general and administrative	14,063,000	13,179,000
Total costs and expenses	97,464,000	88,643,000
Operating income	4,937,000	12,804,000
Other income (expense):
Interest income (expense), net	(101,000)	79,000
Equity in earnings of investments	324,000	339,000
Other income, net	447,000	247,000
Total other income	670,000	665,000
Income before income taxes	5,607,000	13,469,000
Income tax provision	(2,014,000)	(4,727,000)
Net income	$3,593,000	$8,742,000

Twelve Months Ended July 31, 2015 Compared to the Twelve Months Ended July 31, 2014

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $1.0 million in the twelve months ended July 31, 2015 compared to the twelve months ended July 31, 2014 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•	Total costs and expenses increased $8.9 million in the twelve months ended July 31, 2015 compared to the twelve months ended July 31, 2014 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased packing cost primarily associated with the acquisition of our Yuma, Arizona packinghouse and increased cost of fruit procured from third party growers. The increase in selling, general and administrative expenses is primarily attributable to additional salaries, benefits and incentive compensation and other selling, general and administrative expenses including certain consulting and legal expenses associated with our East Area 1 real estate development project and our strategic growth initiatives.

•	Total other income in the twelve months ended July 31, 2015 was similar to the twelve months ended July 31, 2014 at $0.7 million.

•	Income tax provision decreased $2.7 million in the twelve months ended July 31, 2015 compared to the twelve months ended July 31, 2014 primarily due to $7.9 million decrease in pretax income.

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

For the nine months ended July 31, 2015 and 2014, net cash provided by operating activities was $10.2 million and $17.8 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the nine months ended July 31, 2015 was $6.4 million compared to $9.8 million for the first nine months of fiscal year 2014. The decrease of $3.4 million in the nine months ended July 31, 2015 compared to the same period in fiscal year 2014 was primarily attributable to a decrease in operating income of $4.9 million and a decrease in income tax provision of $1.6 million.

•	Depreciation and amortization increased $0.4 million in the nine months ended July 31, 2015 compared to the same period in fiscal year 2014 due to an increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

•	Loss on disposals of assets was $0.4 million in the nine months ended July 31, 2015 and 2014 and was primarily the result of expenses incurred from orchard disposals related to Associated’s Pilot Fallowing Program agreement with YMIDD.

•	Stock compensation expense was $0.8 million and $0.9 million in the nine months ended July 31, 2015 and 2014, respectively, and is comprised primarily of vesting of 2012, 2013 and 2014 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Distributed earnings of investments were $0.3 million and $0.1 million during the nine months ended July 31, 2015 and 2014, respectively and were comprised primarily of equity earnings and cash distributions from our investment in Limco Del Mar, Ltd.

•	Accounts receivable, net balance at July 31, 2015 was $7.6 million compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.4 million in the nine months ended July 31, 2015. Accounts receivable, net balance was $10.8 million at July 31, 2014 compared to $6.4 million at October 31, 2013, primarily resulting in a corresponding decrease in operating cash flows of $4.7 million. Our accounts receivable balance typically increases during the first three quarters of our fiscal year due to the seasonal nature of our agribusiness operations. The $0.4 million decrease in operating cash flows in the nine months ended July 31, 2015 compared to the $4.7 million decrease in operating cash flows during same period in fiscal year 2014 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $0.8 million in operating cash flows during the nine months ended July 31, 2015 compared to providing $1.4 million in operating cash flows during the same period in fiscal year 2014. This decrease was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs during the nine months ended July 31, 2014 compared to the same period in fiscal year 2015.

•	Income taxes receivable provided $1.1 million of operating cash flows in the nine months ended July 31, 2015 and was primarily the result of a $1.2 million income tax refund received in June 2015.

•	Accounts payable and growers payable used $2.1 million of cash from operating activities in the nine months ended July 31, 2015 compared to providing $3.2 million in the same period in fiscal year 2014. The $2.1 million of cash used in the nine months ended July 31, 2015 was primarily the result of $0.9 million decrease in accounts payable, $0.2 million increase in growers payable and $1.4 million of capital expenditures accrued but not paid at period end. The $3.2 million of cash provided in the nine months ended July 31, 2014 was primarily the result of $0.6 million increase in accounts payable and $3.9 million increase in growers payable, partially offset by $0.7 million of capital expenditures accrued but not paid at period end. The $0.2 million increase in growers payable in the nine months ended July 31, 2015 compared to the $3.9 million increase in growers payable during the same period in fiscal year 2014 is primarily due to fluctuations in price and volume and the timing of payments for lemons we procure and sell for third party growers.

•	Accrued liabilities used $0.6 million in operating cash flows in the nine months ended July 31, 2015 compared to providing $3.3 million of operating cash flows during the same period in fiscal year 2014. The operating cash used in the nine months ended July 31, 2015 is primarily comprised of payments for incentive compensation, property taxes, lease expense and lemon suppliers partially offset by accrued income taxes. The operating cash provided in the nine months ended July 31, 2014 is primarily the result of $5.0 million accrued income taxes partially offset by $1.9 million of income tax payments during the period.

•	Other long-term liabilities provided $0.3 million of operating cash flows in the nine months ended July 31, 2015 and represented $0.6 million of non-cash pension expense offset by $0.4 million of pension contributions for the period. The $0.1 million of operating cash flows provided during the nine months ended July 31, 2014 represented $0.5 million of non-cash pension expense offset by $0.4 million of pension contributions for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2015, net cash used in investing activities was $24.0 million compared to net cash used in investing activities of $15.2 million during the same period in fiscal year 2014.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $23.7 million in the nine months ended July 31, 2015, comprised of $18.5 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities of $11.7 million and additional farm worker housing units of $6.2 million and $5.2 million for real estate development projects including $1.7 million for vineyard development at our Windfall Farms Project. Capital expenditures were $14.9 million in the nine months ended July 31, 2014, comprised of $11.0 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities of $3.4 million, additional farm worker housing units of $3.6 million and orchard development of $1.9 million, $3.2 million for real estate development projects including $1.1 million for vineyard development at our Windfall Farms Project and $0.7 million for the acquisition of a lemon packing house.

Cash Flows from Financing Activities

For the nine months ended July 31, 2015, net cash provided by financing activities was $13.8 million compared to net cash used in financing activities of $3.0 million during the same period in fiscal year 2014.

The $13.8 million of cash provided by financing activities during the nine months ended July 31, 2015 is comprised primarily of net borrowings of long-term debt in the amount $16.4 million. The $3.0 million of cash used in financing activities during the nine months ended July 31, 2014 is comprised primarily of net payments of long term debt in the amount of $10.0 million and net proceeds from our issuance of preferred stock in the amount of $9.3 million. Additionally, we paid common and preferred dividends of $2.4 million in the nine months ended July 31, 2015 compared to $2.0 million during the same period in fiscal year 2014.

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

In December 2013, we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities.  The project is expected to increase the efficiency our packing facilities. To date we have capitalized approximately $20.3 million and during the nine months ended July 31, 2015, we capitalized approximately $11.7 million of costs in connection with construction services and equipment. The project is expected to cost approximately $23 million and be operational in 2015.

Rabobank Revolving Credit Facility

As of July 31, 2015, our outstanding borrowings under the Rabobank Credit Facility were $78.7 million and we had $15.1 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.99% at July 31, 2015. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $93.8 million at July 31, 2015.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of July 31, 2015, we had an aggregate of approximately $6.1 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of July 31, 2015, we had $4.4 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at July 31, 2015. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of July 31, 2015, our wholly owned subsidiary, Windfall Investors, LLC, had $1.3 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through November 2035. The interest rate resets monthly and was 2.75% at July 31, 2015. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of July 31, 2015, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at July 31, 2015. This line of credit is secured by certain of our agricultural properties.

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

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At July 31, 2015, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $84.8 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q. The remaining $44.8 million of debt bears interest at variable rates, which were 2.75% or less at July 31, 2015.

Contractual Obligations

The following table presents our Company’s contractual obligations at July 31, 2015 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,000,000	$-	$40,000,000	$-	$-
Variable rate debt (principal)	44,800,000	585,000	40,375,000	1,287,000	2,553,000
Operating lease obligations	9,872,000	1,752,000	3,408,000	1,906,000	2,806,000
Total contractual obligations	$94,672,000	$2,337,000	$83,783,000	$3,193,000	$5,359,000

Interest payments on fixed and variable rate debt	$8,669,000	$2,714,000	$5,390,000	$246,000	$319,000

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

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at July 31, 2015.

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

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred approximately $0.8 million and $1.2 million of lease expense in the nine months ended July 31, 2015 and 2014, respectively, related to these leases. With the pending purchase of 914 acres described in “Recent Developments”, we expect lease expense to be approximately $0.2 million per year beginning in fiscal year 2016.

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

On February 3, 2015, we amended our lease agreement with Cadiz. The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. We incurred $41,000 and $15,000 of lease expense in the nine months ended July 31, 2015 and 2014, respectively.

We lease pollination equipment under a lease through 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our lemon packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

In September 2015, we entered into a Contribution Agreement with an affiliate of Lewis Operating Corp. (“Lewis”), a Southern California land developer, that facilitates upon the completion of certain conditions, the formation of a joint venture for the purpose of developing the Company’s East Area 1 real estate development project (the “Joint Venture”). We were paid a $2.0 million deposit upon entering into the Contribution Agreement. Conditions necessary to close the transaction and form the Joint Venture include approval by the City of Santa Paula of an amendment to the East Area 1 tentative tract map, assignment of various development rights and obligations by us to the Joint Venture, completion of a legal parcel map and contribution of the East Area 1 property to the Joint Venture and the payment by Lewis of $18.0 million, comprising total consideration of $20.0 million for a 50% interest in the Joint Venture. The Contribution Agreement also includes an agricultural lease that allows us to continue farming the property during the phased build-out of the project. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share equally in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project. In addition, upon closing the transaction, we are expected to incur a minimum Capital Placement fee to a consultant of approximately $0.5 million plus 2% of the initial land value received by us in excess of $100.0 million to be earned on the successful closing of the Joint Venture transaction.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2015 elsewhere in this Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2015, we capitalized approximately $6.8 million of costs related to our real estate development projects and expensed approximately $0.8 million of costs.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIMONEIRA COMPANY

September 9, 2015	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2015	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

