Form 10-K
period 2015-10-31
Limoneira CO
filed 2016-01-11
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $268.4 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2015 was 14,150,071.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which we intend to hold on March 22, 2016, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2015.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	weather conditions, including freezes, rains and drought, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in this Annual Report.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare, San Bernardino, and San Luis Obispo Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,100 acres of avocados, 1,400 acres of oranges and 800 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water districts and irrigation districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water from the Cadiz Valley Basin in San Bernardino County. We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

For more than 100 years, we have been making strategic investments in California agricultural and real estate development.  As of the date of this Annual Report, we have four active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 250 completed units and another approximately 1,800 units in various stages of planning and entitlement.

Fiscal Year 2015 Highlights and Recent Developments

In fiscal year 2015, we substantially completed our agriculture workforce housing project in Santa Paula, California. We began renting 65 units in May 2015 and annual rental revenue from the additional housing units is anticipated to be approximately $0.9 million. The total cost of the development was approximately $9.5 million and we capitalized approximately $2.7 million of costs related to this project in fiscal year 2015.

A project to double the capacity and increase the efficiency of our lemon packing facilities was substantially completed during fiscal year 2015 and is expected to become operational during the first quarter of fiscal year 2016. To date we have capitalized approximately $24.1 million and in fiscal year 2015 we capitalized approximately $15.6 million of costs in connection with construction services and equipment related to this project. The project is expected to cost approximately $25.0 million in the aggregate.

On February 3, 2015, we amended our lease agreement with Cadiz Real Estate, LLC (“Cadiz”). The amendment, among other things; increased by 200 acres the amount of property leased by us under the lease agreement dated July 1, 2013. In connection with the amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant.

On February 17, 2015, the City of Santa Paula unanimously approved our updated East Area I Master Tentative Tract Map, Supplemental Environmental Impact Report and updated Development Agreement. The property is now fully entitled and we have the requisite approvals to break ground on the East Area I and II projects.

On August 21, 2015, we sold Wilson Ranch property, which was comprised of 52 acres of land with 33 acres of avocado orchards located in Ventura County, California. The sale price was approximately $2.8 million and the gain on the sale was approximately $0.9 million. The sales price represents approximately $53,000 and $83,000 per acre for total acres and productive avocado acres, respectively.

In September 2015, we completed the acquisition of 157 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for approximately $3.4 million. The orchards were acquired pursuant to purchase options contained in certain operating leases we have been party to since 2012 for approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which we refer to as the Sheldon Ranch leases.

We also entered into a purchase agreement in September 2015 to acquire an additional 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for approximately $15.1 million, pursuant to the purchase options contained in the Sheldon Ranches operating leases. We paid a deposit of $50,000 in September 2015 and the transaction closed in December 2015.

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. We also entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

On December 18, 2015, we drew an advance of $8,000,000 from Wells Fargo Equipment Finance, Inc. and became obligated under an interim funding agreement with Wells Fargo. The advance was obtained in connection with us financing the purchase of certain equipment associated with our new lemon packing facilities. Upon the completion of the purchase of the equipment, we intend to include the advance in the aggregate funding of a $10,000,000 term loan pursuant to a Master Loan and Security Agreement and a Loan Schedule with Wells Fargo, with a first priority security interest in the equipment to Wells Fargo. The interest rate on the interim funding is LIBOR plus 2% and the rate will become fixed upon establishment of the term loan.

For fiscal year 2015, we declared cash dividends to our stockholders totaling $0.18 per common share in the aggregate amount of approximately $2.5 million compared to a total of $0.17 per common share in the aggregate amount of approximately $2.3 million for fiscal year 2014. On December 15, 2015, we declared a quarterly cash dividend of $0.05 per common share payable on January 15, 2016 in the aggregate amount of approximately $0.7 million to stockholders of record on December 28, 2015. This represents an 11% increase compared to our previous quarterly dividend of $0.045 per common share.

Business Divisions

We have three business divisions: agribusiness, rental operations, and real estate development. The agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our four reportable segments, lemon operations, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Annual Report.

Agribusiness Division

The agribusiness division is comprised of two of our reportable segments, lemon operations and other agribusiness, and represented approximately 95%, 95% and 94% of our fiscal year 2015, 2014 and 2013 consolidated revenues, respectively, of which lemon operations represented 79%, 77% and 68% of our fiscal year 2015, 2014 and 2013 consolidated revenues, respectively, and other agribusiness represented 16%, 18% and 26% of our fiscal year 2015, 2014 and 2013 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, San Bernardino and San Luis Obispo Counties in California and Yuma County in Arizona, which collectively consist of approximately 4,200 acres of lemons, 1,100 acres of avocados, 1,400 acres of oranges and 800 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  Our lemon farming is included in our “lemon operations” reportable segment within our financial statements. We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 4,200 acres of lemons planted primarily in Ventura and Tulare Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 40% of our lemons are grown in Ventura County, 30% are grown in Tulare County, 20% are grown in Yuma County, Arizona and 10% are grown in San Bernardino County, California.

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

With an average annual production of approximately 750,000 tons of lemons, California accounts for approximately 90% of the United States lemon crop, with Arizona producing a vast majority of the rest.  Between 50% and 70% of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences.  Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or carbonated beverages or other drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year round.

Avocados.  Our avocado farming is included in our “other agribusiness” reportable segment within our financial statements. We are one of the largest avocado growers in the United States with approximately 1,100 acres of avocados planted throughout Ventura County.  In California, the avocado growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

Over the last 75 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis.  California-grown avocados are available year round, with peak production periods occurring between February and September.  Other avocado varieties have a more limited picking season and typically command a lower price.  Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses.  Approximately 98% of our avocado plantings are of the Hass variety.  The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Primarily due to differing soil conditions, the care of avocado trees is intensive and during our 75-year history of growing avocados, growing techniques have changed dramatically.  The need for more production per acre to compete with foreign sources of supply has required us to take an important lead in the practice of dense planting (typically four times the number of avocado trees per acre versus traditional avocado plantings) and mulching composition to help trees acclimate under conditions that more closely resemble those found in the tropics, a better climate for avocado growth.

Oranges.  Our orange farming is included in our “other agribusiness” reportable segment within our financial statements. While we are primarily known for our high-quality lemons, we also grow oranges.  We have approximately 1,400 acres of oranges planted throughout Tulare County, California.  In California, the growing area for oranges stretches from Imperial County to Yolo County.

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

We utilize Sunkist to market and sell a portion of our oranges under the Sunkist brand to food service wholesale and retail customers. As an agricultural cooperative, Sunkist coordinates the sales and marketing of our oranges, and orders are processed by Sunkist-member packinghouses for direct shipment to customers.  We also utilize packinghouses which are not members of agricultural cooperatives to process, market and sell our oranges.  We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  Our specialty citrus and other crop farming is included in our “other agribusiness” reportable segment within our financial statements. A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 800 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios and olives.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange. Similar to our oranges, a portion of our specialty citrus is marketed and sold under the Sunkist brand by Sunkist and orders are processed by Sunkist-member packinghouses for direct shipment to customers. We also utilize packinghouses which are not members of agricultural cooperatives to process, market and sell our specialty citrus.

We currently market our other crops, such as pistachios and olives, utilizing packinghouses which are not members of agricultural cooperatives. Our pistachios are harvested and sold to a roaster, packager and marketer of nuts and our olives are harvested and sold to a processor and marketer of olives.

Plantings

We have agricultural plantings on properties located in Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma, Arizona.  The following is a description of our agriculture properties:

Ranch Name	County / State	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other

Limoneira/Olivelands	Ventura, CA	1,700	600	500	-	-	600
Orchard Farm	Ventura, CA	1,100	400	-	-	-	700
Teague McKevett	Ventura, CA	500	200	200	-	-	100
La Campana	Ventura, CA	300	100	200	-	-	-
Rancho La Cuesta	Ventura, CA	200	100	-	-	-	100
Limco Del Mar	Ventura, CA	200	100	100	-	-	-
Porterville Ranches	Tulare, CA	1,200	400	-	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	-	400	200	100
Sheldon Ranches	Tulare, CA	1,000	200	-	600	200	-
Lemons 400	Tulare, CA	800	400	-	-	-	400
Cadiz	San Bernardino, CA	500	400	-	-	-	100
Associated Citrus Packers	Yuma, AZ	1,300	1,000	-	-	-	300
Other agribusiness land	Various counties, CA	900	-	100	-	200	600
Total		10,700	4,200	1,100	1,400	800	3,200
Percentage of Total		100%	39%	10%	13%	7%	31%

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

We manage the Cadiz Ranches under operating lease arrangements. We purchased substantially all of the Sheldon Ranches property in two separate transactions, which closed in September and December 2015. We previously managed the Sheldon Ranches under operating lease arrangements.

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

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	100	600	900	1,600
Avocados	100	600	400	1,100
Total Ventura, CA	200	1,200	1,300	2,700
Tulare, CA
Lemons	400	200	600	1,200
Oranges	100	600	700	1,400
Specialty	-	400	200	600
Total Tulare, CA	500	1,200	1,500	3,200

San Bernardino, CA - Lemons	300	100	-	400

San Luis Obispo, CA – Wine Grapes	200	-	-	200

Yuma, AZ - Lemons	200	800	-	1,000
Total	1,400	3,300	2,800	7,500
Percentage of Total	19%	44%	37%	100%

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America.  We pack and sell lemons grown by us as well as lemons grown by others, which operations are included in our financial statements under the reportable segment “lemon operations.”  Lemons delivered to our packinghouses in Santa Paula, California and Yuma, Arizona are sized, graded, cooled, ripened and packed for delivery to customers.  Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

A significant portion of the costs related to our lemon packing operation is fixed.  Our strategy for growing the profitability of our lemon packing operations calls for optimizing the percentage of a crop that goes to the fresh market, or fresh utilization, and procuring a larger percentage of the California and Arizona lemon crop.

We invest considerable time and research into refining and improving our lemon operations through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers. During the first quarter of fiscal year 2016, we anticipate our new lemon packing facility will become operational, which is expected to double our lemon packing capacity and increase the efficiency of these operations.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations division represented approximately 5%, 4% and 5% of our fiscal year 2015, 2014 and 2013 consolidated revenues, respectively.

Residential

We own and maintain approximately 250 residential housing units located in Ventura and Tulare Counties that we lease to employees, former employees and non-employees.  In fiscal 2015, we added 65 new agriculture workforce housing units in Santa Paula, California.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2015, we lease approximately 600 acres of our land to third-party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of one of our tenants, Agromin, a processor of premium soil products and a green waste recycler located in Oxnard, California, we have implemented an organic recycling program.  Agromin provides green waste recycling for cities in Santa Barbara, Los Angeles and Ventura Counties. We worked with Agromin to develop an organic recycling facility on our land in Ventura County, to receive green materials (lawn clipping, leaves, bark, plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees Agromin collects from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenues in fiscal year 2015 and represented approximately 1% of our consolidated revenues in fiscal years 2014 and 2013, respectively.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

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

The successful development of East Area II will be partly dependent on the success of East Area I described above.  We expect that East Area II could accommodate large retailers, a medium or large employer, a complex of mixed business and retail, or some combination of the foregoing. We are actively cultivating prospects to buy land in or become future tenants in East Area II and expect that development will closely follow the build-out of East Area I.

Windfall Farms - Creston, California.  Windfall Farms is an approximately 700 acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles.  The property has paved roads, water wells, irrigation, piping, stables, homes, other out-buildings and a race track.  Restrictions imposed by the California Land Conservation Act (also known as the Williamson Act) expired at the end of calendar year 2012 and presently up to as many as 74 parcels as small as ten acres each can be subdivided and resold, creating small agricultural parcels with home sites. We planted approximately 200 acres of vineyards during fiscal years 2014 and 2015. Vineyards are generally productive after four years.

Santa Maria - Santa Barbara County, California.  As of October 31, 2015 we were invested in three entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel follows:

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

Competitive Strengths

Agribusiness Division

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with a variety of crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness division, which includes our lemon operations and other agribusiness reportable segments unless otherwise noted:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, and in Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 93% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.
•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	In our lemon operations segment, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.

•	Since 2010, we have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

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

•	We have made various other investments in water rights, mutual water companies and cooperative memberships. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co., and Pioneer Water Company, Inc. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the YMIDD with our acquisition of Associated Citrus Packers, Inc. (“Associated”).

Rental Operations Division

With respect to our rental operations division, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a profitable alternative to under-producing tree crop acreage.

•	Our organic recycling tenant provides us with a low cost, environmentally friendly solution to weed and erosion control.

Real Estate Development Division

With respect to our real estate development division, we believe our competitive advantages are as follows:

•

Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Maria, which we believe have desirable climates for lifestyle families, retirees, and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our East Area I (Santa Paula Gateway) development and approximately 300 residential units in our Santa Maria properties.
•	We have partnered with an experienced and financially strong land developer for our East Area I residential master plan development.
•	Several of our agricultural and real estate investment properties are unique and carry longer term development potential.
•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property. Our Santa Maria properties have approximately 3 acres zoned for mixed use retail, commercial and light manufacturing.

Business Strategy

While each of our business divisions has a separate business strategy, we are an agribusiness and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized, we intend to seek to expand our agribusiness into new regions and markets and invest in cash producing residential, commercial and industrial rental assets.

The following describes the key elements of our business strategy for each of our agribusiness, rental operations and real estate development business divisions.

Agribusiness Division

With respect to our agribusiness division, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona and lemons we acquire from third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•	Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plant. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80 year-old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. As described above in “Overview – Fiscal Year 2015 Highlights and Recent Developments,” a project to double the capacity and increase the efficiency of our lemon packing facilities was substantially completed during fiscal year 2015 and is expected to become operational during the first quarter of fiscal year 2016. We expect that this project will ultimately increase fresh lemon processing capacity and lower our packing costs by reducing labor and handling inputs.

•	Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We may opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offset occasional losses in other crops we grow and help to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with and ownership stake in Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

Rental Operations Division

With respect to our rental operations division, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. We have built and leased 65 out of a total of 71 approved additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

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

Real Estate Development Division

With respect to our real estate development division, key elements of our strategy include:

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

Customers

In our lemon operations segment, since November 2010, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 165 U.S. and international customers during fiscal year 2015. In our other agribusiness segment, our oranges, specialty citrus and other crops are sold through Sunkist and other packinghouses. We sell all of our avocados to Calavo.

Raw Materials

In our lemons operations segment, paper is considered to be a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material.

Information about Geographic Areas

During fiscal year 2015, lemon sales were comprised of 75% domestic sales, 21% sales to domestic exporters and 4% international sales. During fiscal year 2014, lemon sales were comprised of 74% domestic sales, 25% sales to domestic exporters and 1% international sales. During fiscal year 2013, lemon sales were comprised of 72% domestic sales, 27% sales to domestic exporters and 1 % international sales. All of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. All of our long-lived assets are located within the United States and we have an investment in a citrus packing, marketing and sales business in La Serena, Chile.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness division operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter.  With respect to our lemon operations segment, our lemons are generally grown and marketed throughout the year. In terms of our other agribusiness segment, our avocados are sold generally throughout the year with the peak months being February through September.  Our Navel oranges are primarily sold January through April and our Valencia oranges are primarily sold June through September. Our specialty citrus is sold from November through June and our specialty crops, such as pistachios and olives, are sold in September and/or October.

Competition

The agribusiness division crop markets, including those in which our lemon operations and other agribusiness segments operate, are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness division are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. In another sense, we compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. In our other agribusiness segment specifically, avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of fruit and tree nuts generate approximately $19 billion of fruit and tree nuts each year, about 15% of which is exported. For our specific crops, the size of the U.S. market is approximately $375 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which our agribusiness division operates is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.  Windfall Farms competes generally with the second home and life-style real estate market, which includes golf course communities, marinas, destination resorts and other equestrian facilities located in Southern California and, therefore, its competition ranges over a greater area and range of consumer options.

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. In our lemon operations segment, the brands of Limoneira lemons which are of importance to the segment, including Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®, are examples of such trademarks owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with the acquisition of Associated including Kiva® and Kachina®.

Employees

At October 31, 2015, we had 333 employees, 78 of which were salaried and 255 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe our relations with our employees are good.

Research and Development

For our agribusiness division, our research and development programs concentrate on sustaining the productivity of our agricultural lands, product quality and value-added product development.  Agricultural research is directed toward sustaining and improving product yields and product quality by examining and improving agricultural practices in all phases of production (such as the development of specifically adapted plant varieties, land preparation, fertilization, pest and disease control, post-harvest handling, packing and shipping procedures), and includes on-site technical services and the implementation and monitoring of recommended agricultural practices.  Research efforts are also directed towards integrated pest management.  We conduct agricultural research at field facilities throughout our growing areas. We also sponsor research related to environmental improvements and the protection of worker and community health. The aggregate amounts we spent on research and development in each of the last three years have not been material in any such year.

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

Risks Related to Our Agribusiness Division

Adverse weather conditions, natural disasters and other natural conditions, including the effects of climate change, could impose significant costs and losses on our business.

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

Our agricultural plantings are potentially subject to damage from disease and pests, which could impose losses on our business and the prevention of which could impose significant additional costs on us.

Fresh produce is also vulnerable to crop disease and to pests, e.g. Mediterranean Fruit Fly and the Asian Citrus Psyllid (“ACP”), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

One such pest is ACP, an aphid–like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglongbing (“HLB”), when it feeds on the plants’ leaves and trees. By itself, ACP causes only minor cosmetic damage to citrus trees. HLB, however, is considered to be one of the most devastating diseases of citrus in the world. Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected. Currently, there is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading.

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards, however, to date only a few instances of HLB have been detected in Los Angeles County, California. Yet, there can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and have incurred approximately $0.4 million of costs in fiscal year 2015 related to pest control efforts targeted against ACP.

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

The costs to control these diseases and other infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective. These infestations can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition

Our business is highly competitive and we cannot assure you that we will maintain our current market share.

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

We depend on our relationship with Calavo and their ability to sell our avocados. Any disruption in this relationship could harm our sales.

We sell 100% of the avocados we grow to Calavo and depend on their willingness and ability to market and sell our avocados to consumers. Calavo sources its avocados from many growers and we cannot control who they will purchase from and how large their orders may be. Should there be any change in our current relationship structure, whereby they buy our entire avocado crop, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. Any loss of Calavo as a customer on a whole may cause a material loss in our profits, as they currently purchase 100% of our avocado crop and it may take time to fill any such void.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally January through April and our Valencia oranges are sold generally June through September. Our avocados are sold generally throughout the year with the peak months being February through September. Our specialty citrus is sold generally from November through June and our pistachios and olives are sold in September and October.

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

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California has passed regulations increasing minimum wage rates from $9.00 per hour to $10.00 per hour, effective January 1, 2016. In addition, the effects on medical costs brought about by the recently enacted Affordable Care Act are still being determined in the labor market, but could result in increases in our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

The need for water in California has been exacerbated of late as California is currently experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack are significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, announced that no water was to be provided to San Joaquin Valley farmers in 2014 and 2015 and only 50% of the contracted amount will be provided to urban areas from this water system. The impact of the drought on water consumers varies with the sources of available water.

For fiscal year 2015, irrigation costs for our agricultural operations were similar to fiscal year 2014. However, costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. In response to the drought, we have an ongoing plan for irrigation improvements in fiscal year 2016 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

Consumer and institutional recognition of the LIMONEIRA, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Kiva® and Kachina® trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, packing, distribution or other critical functions.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Government regulation could increase our costs of production and increase legal and regulatory expenses.

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

We intend to continue to consider acquisition prospects that we think complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank contains a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2015 and 2014, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility.

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

Our Rabobank Credit Facility and certain of our term and non-revolving loans that we have with Farm Credit West and its affiliates and Wells Fargo currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or Farm Credit West Line of Credit or our Wells Fargo interim funding agreement, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

Risks Related to Our Real Estate Development Division

We are involved in a cyclical industry and are affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•	employment levels;

•	availability of financing;

•	interest rates;

•	consumer confidence;

•	demand for the developed product, whether residential or industrial;

•	supply of similar product, whether residential or industrial; and

•	local, state and federal government regulation, including eminent domain laws, which may result in taking for less compensation than the owner believes the property is worth.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing

We are subject to various land use regulations and require governmental approvals for our developments that could be denied.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $59.0 million investment we have in the projects could be impaired in the future.

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

The real estate development industry is capital intensive, and development requires significant up-front expenditures to develop land and begin real estate construction. Accordingly, we have and may continue to incur substantial indebtedness to finance our real estate development and land development activities. Although we believe that internally generated funds and current and available borrowing capacity will be sufficient to fund our capital and other expenditures, including additional land acquisition, development and construction activities, and the amounts available from such sources may not be adequate to meet our needs. If such sources were insufficient, we would seek additional capital in the form of debt from a variety of potential sources, including bank financing. The availability of borrowed funds to be used for additional land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned expenditures could have a material adverse effect on our business and operations and our results of operations in future periods.

We may encounter risks associated with the real estate joint venture we entered into on November 10, 2015 with the Lewis Group of Companies including:

•	the joint venture may not perform financially or operationally as expected;

•	land values, project costs, sales absorption or other assumptions included in the development plans may cause the joint venture’s operating results to be less than expected;

•	the joint venture may not be able to obtain project loans on acceptable terms;

•	the joint venture partners may not be able to provide capital to the joint venture in the event external financing or project cash flows are not sufficient to finance the joint venture’s operations;

•	the joint venture partners may not manage the project properly; and

•	disagreements could occur between the joint venture partners that could affect the operating results of the joint venture or could result in a sale of a partner’s interest or the joint venture at undesirable values.

We may encounter other risks that could impact our ability to develop our land.

We may also encounter other difficulties in developing our land, including:

•	natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding and heavy winds;

•	shortages of qualified trades people;

•	reliance on local contractors, who may be inadequately capitalized;

•	shortages of materials; and

•	increases in the cost of certain materials.

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

As of October 31, 2015, directors and members of our executive management team beneficially owned or controlled approximately 4.9% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 8,400 acres of farm land in California, with approximately 4,000 acres located in Ventura County and approximately 3,100 acres located in Tulare County, which is in the San Joaquin Valley, and we own approximately 1,300 acres located in Yuma, Arizona.  We lease approximately 30 acres of land located in Ventura County, approximately 800 acres in Tulare County and approximately 400 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 4,200 acres of lemons, approximately 1,100 acres of avocados, approximately 1,400 acres of oranges and approximately 800 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2015:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre

Limoneira/Olivelands Ranch	1,700	$767,000	1907, 1913, 1920	$451
Orchard Farm Ranch	1,100	3,240,000	1990	$2,945
La Campana Ranch	300	758,000	1964	$2,526
Teague McKevett Ranch	500	8,253,000	1994	$16,506
Rancho La Cuesta Ranch	200	2,899,000	1994	$14,495
Porterville Ranch	700	6,427,000	1997	$9,181
Ducor Ranch	900	6,064,000	1997	$6,738
Jencks Ranch	100	846,000	2007	$8,460
Stage Coach Ranch	100	603,000	2012	$6,030
Martinez Ranch	200	1,363,000	2012	$6,815
Associated Citrus Packers, Inc.	1,300	15,035,000	2013	$11,565
Lemons 400	800	5,180,000	2013	$6,475
Other agribusiness land	500	4,685,000	various	$9,370
	8,400	$56,120,000

The book value of our agribusiness land holdings of $56,120,000 differs from the land balance of $48,211,000 included in property plant and equipment in the notes to the consolidated financial statements in Item 8 of Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes leased farm land, rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers.  We are in the process of upgrading our Santa Paula packing facility for additional capacity and are scheduled to complete the upgrade in the first quarter of fiscal year 2016. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own approximately 250 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We have built 65 out of a total approved 71 additional residential rental units in Ventura County, California which we began renting in May 2015.

We own real estate development property in the California counties of San Luis Obispo, Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,800 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agricultural operations as well as our rental and real estate development segments of our business and currently do not anticipate that the California drought will have a material impact on our operating results. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells which derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells which derive water from the Paso Robles Basin. Our Associated Citrus Packers farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

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

Our California water resources include approximately 17,000 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. In connection with our September 6, 2013 acquisition of Associated and its property ownership in Yuma, Arizona and its related membership in the YMIDD, we have been allocated approximately 11,000 acre feet of water sourced from the Colorado River.  In December 2013 and revised in December 2014 and 2015, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. Additionally, we own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and in fiscal year 2013 we signed a five year lease with Vintage Petroleum, LLC to allow seismic testing on approximately 1,500 acres. In August of 2015, Vintage released its interest in a portion of the lease, reducing its leased acreage to approximately 30 acres. We will receive a 20% royalty if any oil and gas is extracted.

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

	High	Low
2015
Fourth Quarter Ended October 31, 2015	$20.72	$15.86
Third Quarter Ended July 31, 2015	$23.10	$19.92
Second Quarter Ended April 30, 2015	$23.96	$19.88
First Quarter Ended January 31, 2015	$25.80	$20.02
2014
Fourth Quarter Ended October 31, 2014	$25.66	$21.14
Third Quarter Ended July 31, 2014	$23.40	$21.11
Second Quarter Ended April 30, 2014	$23.70	$20.51
First Quarter Ended January 31, 2014	$27.41	$20.77

Holders

On December 31, 2015, there were 264 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2015
Fourth Quarter Ended October 31, 2015	$0.0450
Third Quarter Ended July 31, 2015	$0.0450
Second Quarter Ended April 30, 2015	$0.0450
First Quarter Ended January 31, 2015	$0.0450
2014
Fourth Quarter Ended October 31, 2014	$0.0450
Third Quarter Ended July 31, 2014	$0.0450
Second Quarter Ended April 30, 2014	$0.0375
First Quarter Ended January 31, 2014	$0.0375

In December 2015, we increased our quarterly dividend to $0.05 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

	Years Ended October 31,
	2015	2014	2013	2012	2011
Total net revenues	$100,311,000	$103,462,000	$84,884,000	$65,828,000	$52,495,000
Operating income	$4,583,000	$9,893,000	$5,398,000	$4,556,000	$1,010,000
Net income	$7,082,000	$6,991,000	$4,906,000	$3,150,000	$1,598,000
Basic and diluted net income per common share	$0.46	$0.46	$0.36	$0.26	$0.12
Total assets	$269,526,000	$246,887,000	$209,914,000	$172,622,000	$159,028,000
Current and long-term debt	$89,824,000	$68,354,000	$62,132,000	$89,635,000	$82,871,000
Convertible preferred stock	$12,281,000	$12,331,000	$3,000,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock	$0.18	$0.17	$0.15	$0.13	$0.13

In fiscal year 2015, we capitalized approximately $15.6 million of costs for the expansion of our lemon packing facility and capitalized approximately $8.0 million of costs related to our East Areas I & II and Windfall Farms real estate development projects. We capitalized approximately $2.7 million of costs in fiscal year 2015 for our agriculture workforce housing project, which was substantially completed in May 2015. Additionally, in February 2015 we purchased $1.2 million of existing lemon trees and irrigation systems on 200 acres of land we lease from Cadiz.

As further described in notes to the consolidated financial statements, during March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), which is affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9.3 million.

As further described in the notes to the consolidated financial statements, on September 6, 2013 we completed the acquisition of all of the outstanding stock of Associated, a privately owned Arizona corporation, for $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $16.0 million based on our Company’s stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code.

As further described in the notes to the consolidated financial statements, on October 11, 2013, we completed the acquisition of Lemons 400 for $8,750,000 cash. This property, located in the town of Porterville in Tulare County, California, consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

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

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, and Yuma Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,100 acres of avocados, 1,400 acres of oranges and 800 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water districts and irrigation districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water from the Cadiz Valley Basin in San Bernardino County. We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District.

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have four active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 250 completed units and another approximately 1,800 units in various stages of development.

We have three business divisions: agribusiness, rental operations and real estate development. Our agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and currently generates the majority of our revenue from its farming, harvesting and lemon packing and sales operations; our rental operations division generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development division primarily generates revenues from the sale of real estate development projects. From a general view, we see the Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – refer to Part I, Item 1 “Fiscal Year 2015 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
	2015		2014		2013

Net revenues:
Agribusiness	$95,124,000	95%	$98,522,000	95%	$79,990,000	94%
Rental operations	5,104,000	5%	4,640,000	4%	4,250,000	5%
Real estate development	83,000	-	300,000	1%	644,000	1%
Total net revenues	100,311,000	100%	103,462,000	100%	84,884,000	100%
Costs and expenses:
Agribusiness	77,186,000	81%	74,325,000	79%	63,607,000	80%
Rental operations	3,440,000	4%	3,073,000	3%	2,601,000	3%
Real estate development	1,330,000	1%	1,400,000	2%	1,333,000	2%
Impairments of real estate development assets	-	-	435,000	1%	95,000	-
Selling, general and administrative	13,772,000	14%	14,336,000	15%	11,850,000	15%
Total costs and expenses	95,728,000	100%	93,569,000	100%	79,486,000	100%
Operating income (loss):
Agribusiness	17,938,000		24,197,000		16,383,000
Rental operations	1,664,000		1,567,000		1,649,000
Real estate development	(1,247,000)		(1,535,000)		(784,000)
Selling, general and administrative	(13,772,000)		(14,336,000)		(11,850,000)
Operating income	4,583,000		9,893,000		5,398,000
Other income (expense):
Interest expense	(188,000)		-		(124,000)
Interest income from derivative instruments	-		-		711,000
Interest income	40,000		60,000		85,000
Gain on sale of stock in Calavo Growers, Inc.	5,033,000		-		3,138,000
Gain on sale of Wilson Ranch	935,000		-		-
Equity in earnings (losses) of investments	243,000		263,000		(1,449,000)
Other income, net	410,000		348,000		382,000
Total other income	6,473,000		671,000		2,743,000

Income before income taxes	11,056,000		10,564,000		8,141,000

Income tax provision	(3,974,000)		(3,573,000)		(3,235,000)
Net income	$7,082,000		$6,991,000		$4,906,000

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

	Years Ended October 31,
	2015	2014	2013

Net income	$7,082,000	$6,991,000	$4,906,000
Total interest expense (income), net	148,000	(60,000)	(672,000)
Income taxes	3,974,000	3,573,000	3,235,000
Depreciation and amortization	4,184,000	3,516,000	2,403,000
EBITDA	15,388,000	14,020,000	9,872,000
Impairments of real estate development assets	-	435,000	95,000
Adjusted EBITDA	$15,388,000	$14,455,000	$9,967,000

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues

Total revenue for fiscal year 2015 was $100.3 million compared to $103.5 million for fiscal year 2014. The 3% decrease of $3.2 million was primarily the result of decreased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2015	2014	Change

Lemons	$78,978,000	$79,726,000	$(748,000)	(1)%
Avocados	7,132,000	7,374,000	(242,000)	(3)%
Navel and Valencia oranges	5,626,000	7,616,000	(1,990,000)	(26)%
Specialty citrus and other crops	3,388,000	3,806,000	(418,000)	(11)%
Agribusiness revenues	$95,124,000	$98,522,000	$(3,398,000)	(3)%

•	Lemons: The decrease in fiscal year 2015 was primarily the result of decreased volume of fresh lemons sold partially offset by higher prices and increased lemon by-product and other lemon sales. During fiscal years 2015 and 2014, fresh lemon sales were $67.0 million and $69.8 million, respectively, on 2.7 million and 2.9 million cartons of lemons sold at average per carton prices of $24.81 and $24.07, respectively. The higher average per carton price in fiscal year 2015 compared to fiscal year 2014 was primarily due to more favorable overall market conditions. Additionally, lemon by-products, shipping and handling, commissions and other lemon sales were $12.0 million in fiscal year 2015 compared to $9.9 million in fiscal year 2014.

•	Avocados: The decrease in fiscal year 2015 was primarily due to lower prices partially offset by increased production. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2015 and 2014, 7.0 million and 6.7 million pounds of avocados were sold at average per pound prices of $1.02 and $1.10, respectively. Lower prices in fiscal year 2015 were primarily due to increased supply in the marketplace. Additionally, fiscal year 2014 revenue included a $0.1 million avocado crop insurance claim settlement.

•	Navel and Valencia oranges: The decrease in fiscal year 2015 was primarily due to lower prices and decreased volume of oranges sold. During fiscal years 2015 and 2014, orange sales were $5.6 million and $7.6 million, respectively, on 744,000 and 754,000 40-pound carton equivalents of oranges sold at average per carton prices of $7.56 and $10.08, respectively. The higher prices in fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in fiscal year 2015 is primarily due to lower price and volume of pistachios sold. In fiscal years 2015 and 2014, we sold 70,000 and 111,000 pounds of pistachios at average per pound prices of $4.33 and $6.15, respectively.

Rental operations revenue was $5.1 million in fiscal year 2015 compared to $4.6 million in fiscal year 2014. The increase in fiscal year 2015 was primarily due to additional rental revenue from 65 newly completed agricultural workforce housing units that we began renting in May 2015 and increased organic recycling and other revenue.

Real estate development revenue was $0.1 million in fiscal year 2015 compared to $0.3 million in fiscal year 2014. The decrease in fiscal year 2015 revenue compared to fiscal year 2014 is primarily due to lower alfalfa production at our Windfall Farms development property. In fiscal years 2015 and 2014, we removed approximately 200 acres of alfalfa and planted vineyards.

Costs and Expenses

Total costs and expenses for fiscal year 2015 were $95.7 million compared to $93.6 million for fiscal year 2014. This 2% increase of $2.1 million was primarily attributable to increases in our agribusiness costs of $2.9 million partially offset by decreases in our real estate development costs and selling, general and administrative expenses of, in aggregate, $1.1 million. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2015	2014	Change

Packing costs	$20,644,000	$17,925,000	$2,719,000	15%
Harvest costs	11,742,000	11,110,000	632,000	6%
Growing costs	20,131,000	19,814,000	317,000	2%
Third-party grower costs	21,328,000	22,649,000	(1,321,000)	(6)%
Depreciation	3,341,000	2,827,000	514,000	18%
Agribusiness costs and expenses	$77,186,000	$74,325,000	$2,861,000	4%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2015 is primarily due to $2.5 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014 and higher per carton packing costs. In fiscal years 2015 and 2014, we packed and sold 2.7 million and 2.9 million cartons of lemons at average per carton costs of $7.65 and $6.18, respectively. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold.

•	Harvest costs: The increase in fiscal year 2015 was primarily attributable to higher lemon harvest costs and higher avocado and olive harvest volumes compared to fiscal year 2014.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2015 is primarily due to increased fertilization and soil amendments and pest control costs of $0.7 million and $0.3 million, respectively, partially offset by decreased lease expense and pruning costs of $0.6 million and $0.1 million, respectively, compared to fiscal year 2014.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. Of the 2.7 million and 2.9 million cartons sold during fiscal years 2015 and 2014, respectively, 0.9 million (36%) and 1.0 million (36%) were procured from third-party growers at average per carton prices of $22.36 and $21.00, respectively. Additionally, we incurred $1.2 million of costs for purchased, packed fruit for resale compared to $1.6 million in fiscal year 2014.

•	Depreciation expense in fiscal year 2015 was $0.5 million higher than fiscal year 2014 primarily due to a net increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

Real estate development expenses for fiscal year 2015 were $1.3 million compared to $1.8 million in fiscal year 2014. In July 2014, we recognized an impairment charge of $0.4 million on our Centennial real estate development project. There were no impairment charges recognized in fiscal year 2015.

Selling, general and administrative expenses for fiscal year 2015 were $13.8 million compared to $14.3 million for fiscal year 2014. This 4% decrease of $0.5 million is primarily attributable to the following:

•	$1.3 million net decrease in salaries, benefits and incentive compensation primarily due to incentive compensation decreases as a result of a decrease in operating income in fiscal year 2015 compared to fiscal year 2014; and

•	$0.9 million increase in legal and consulting expenses associated with our East Area I real estate development project, which resulted in entering into a real estate development joint venture with the Lewis Group of Companies on November 10, 2015.

Other Income (Expense)

Other income for fiscal year 2015 was $6.5 million compared to $0.7 million for fiscal year 2014. The $5.8 million increase in income is primarily the result of:

•	$0.2 million increase in net interest expense;

•	$5.0 million gain on the sale of stock in Calavo Growers, Inc.; and

•	$0.9 million gain on the sale of Wilson Ranch.

Income Taxes

We recorded an income tax provision of $4.0 million for fiscal year 2015 on pre-tax income of $11.1 million compared to an income tax provision of $3.6 million for fiscal year 2014 on pre-tax income of $10.6 million. Our effective tax rate is 35.9% for fiscal year 2015 compared to an effective rate of 33.8% for fiscal year 2014.

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

Costs and Expenses

Total costs and expenses for fiscal year 2014 were $93.6 million compared to $79.5 million for fiscal year 2013. This 18% increase of $14.1 million was primarily attributable to increases in our agribusiness costs, real estate development costs and selling, general and administrative expenses of $10.7 million, $0.4 million and $2.4 million, respectively. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

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

Segment Results of Operations

During the fourth quarter of our fiscal year ended October 31, 2015, we changed the composition of our operating segments from three reportable segments to four reportable segments by presenting our lemon operations separate from other agribusiness. This change was made to align operating segments with the basis that our chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources. See Note 25, Segment Information, to the consolidated financial statements included in this Annual Report for additional information regarding our operating segments. All prior period information below has been recast to present results on a comparable basis.

We evaluate the performance of our lemon operations, other agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources.

The following table provides segment information for fiscal years 2015, 2014 and 2013:

	Years Ended October 31,
	2015	2014	2013
Lemon operations:
Revenues	$78,978,000	$79,726,000	$58,137,000
Costs and expenses	61,766,000	59,412,000	49,252,000
Operating income	17,212,000	20,314,000	8,885,000

Other agribusiness:
Revenues	16,146,000	18,796,000	21,853,000
Costs and expenses	12,079,000	12,086,000	12,598,000
Operating income	4,067,000	6,710,000	9,255,000

Lemon and other agribusiness depreciation and amortization	3,341,000	2,827,000	1,757,000
Total agribusiness operating income	17,938,000	24,197,000	16,383,000

Rental operations:
Revenues	5,104,000	4,640,000	4,250,000
Costs and expenses	2,859,000	2,651,000	2,213,000
Depreciation and amortization	581,000	422,000	388,000
Operating income	1,664,000	1,567,000	1,649,000

Real estate development:
Revenues	83,000	300,000	644,000
Costs and expenses	1,284,000	1,756,000	1,361,000
Depreciation and amortization	46,000	79,000	67,000
Operating loss	(1,247,000)	(1,535,000)	(784,000)

Selling, general and administrative expenses	(13,772,000)	(14,336,000)	(11,850,000)
Total operating income	$4,583,000	$9,893,000	$5,398,000

Fiscal Year 2015 Compared to Fiscal Year 2014

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Lemon operations

For fiscal year 2015 our lemon operations segment revenue was $79.0 million compared to $79.7 million for fiscal year 2014; a 1% decrease of $0.7 million.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs and costs related to the fruit we procure from third-party growers. For fiscal year 2015, our lemon operations costs were $61.8 million compared to $59.4 million for fiscal year 2014. The 4% increase of $2.4 million primarily consists of the following:

•	Packing costs for fiscal year 2015 were $2.7 million higher than fiscal year 2014.

•	Harvest costs for fiscal year 2015 were $0.3 million higher than fiscal year 2014.

•	Growing costs for fiscal year 2015 were $0.7 million higher than fiscal year 2014.

•	Third-party grower costs for fiscal year 2015 were $1.3 million lower than fiscal year 2014.

Other agribusiness

For fiscal year 2015 our other agribusiness segment revenue was $16.1 million compared to $18.8 million for fiscal year 2014. The 14% decrease of $2.7 million primarily consists of the following:

•	Avocado revenue for fiscal year 2015 was $0.3 million lower than fiscal year 2014.

•	Navel and Valencia orange revenue in fiscal year 2015 was $2.0 million lower than in fiscal year 2014.

•	Specialty citrus and other crop revenue for fiscal year 2015 was $0.4 million lower than fiscal year 2014.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2015 were similar to fiscal year 2014 at $12.1 million:

•	Harvest costs for fiscal year 2015 were $0.4 million higher than fiscal year 2014.

•	Growing costs for fiscal year 2015 were $0.4 million lower than fiscal year 2014.

Lemon and other agribusiness depreciation and amortization for fiscal year 2015 were $3.3 million compared to $2.8 million for fiscal year 2014. The 18% increase of $0.5 million was primarily due to a net increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

Rental Operations

Our rental operations segment had revenues of approximately $5.1 million and $4.6 million in fiscal years 2015 and 2014, respectively. The $0.5 million increase in fiscal year 2015 was primarily due to rental revenue from 65 additional agriculture workforce housing units that we began renting in May 2015 and increased organic recycling and other revenue.

Costs and expenses in our rental operations segment were approximately $3.4 million and $3.1 million in fiscal years 2015 and 2014, respectively. Depreciation expense was $0.6 million and $0.4 million in fiscal years 2015 and 2014, respectively.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million and $0.3 million in fiscal years 2015 and 2014, respectively.

Costs and expenses in our real estate development segment were approximately $1.3 million and $1.8 million in fiscal years 2015 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2015 were $0.5 million lower than fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Lemon operations

For fiscal year 2014 our lemon operations segment revenue was $79.7 million compared to $58.1 million for fiscal year 2013; a 37% increase of $21.6 million.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs and costs related to the fruit we procure from third-party growers. For fiscal year 2014, our lemon operations costs were $59.4 million compared to $49.2 million for fiscal year 2013. The 21% increase of $10.2 million primarily consists of the following:

•	Packing costs for fiscal year 2014 were $1.2 million higher than fiscal year 2013.

•	Harvest costs for fiscal year 2014 were $3.2 million higher than fiscal year 2013.

•	Growing costs for fiscal year 2014 were $3.5 million higher than fiscal year 2013.

•	Third-party grower costs for fiscal year 2014 were $2.3 million higher than fiscal year 2013.

Other agribusiness

For fiscal year 2014 our other agribusiness segment revenue was $18.8 million compared to $21.9 million for fiscal year 2013. The 14% decrease of $3.1 million primarily consists of the following:

•	Avocado revenue for fiscal year 2014 was $4.3 million lower than fiscal year 2013.

•	Navel and Valencia orange revenue in fiscal year 2014 was $2.0 million higher than in fiscal year 2013.

•	Specialty citrus and other crop revenue for fiscal year 2014 was $0.8 million lower than fiscal year 2013.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. For fiscal year 2014, our other agribusiness costs and expenses were $12.1 million compared to $12.6 million for fiscal year 2013. The 4% decrease of $0.5 million primarily consists of the following:

•	Harvest costs for fiscal year 2014 were $1.1 million lower than fiscal year 2013.

•	Growing costs for fiscal year 2014 were $0.6 million higher than fiscal year 2013.

Lemon and other agribusiness depreciation and amortization for fiscal year 2014 were $2.8 million compared to $1.8 million for fiscal year 2013. The 56% increase of $1.0 million was due to the acquisitions of Associated and Lemons 400.

Rental Operations

Our rental operations segment had revenues of approximately $4.6 million and $4.3 million in fiscal years 2014 and 2013, respectively. Revenues for all three areas of this segment (residential and commercial rentals, leased land and organic recycling) were similar year to year.

Costs and expenses in our rental operations segment were approximately $3.1 million and $2.6 million in fiscal years 2014 and 2013, respectively. Depreciation expense was similar year to year.

Real Estate Development

Our real estate development segment had revenues of approximately $0.3 million and $0.6 million in fiscal years 2014 and 2013, respectively.

Costs and expenses in our real estate development segment were approximately $1.8 million and $1.4 million in fiscal years 2014 and 2013, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2014 were $2.4 million higher than fiscal year 2013.

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2015 and October 31, 2014, respectively. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

(in thousands, except per common share amounts)	Three Months Ended 2015
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$14,212	$29,811	$28,277	$28,011
Costs and expenses	19,090	21,973	24,137	30,528
Operating income (loss)	(4,878)	7,838	4,140	(2,517)
Other income (loss), net	6,029	251	(121)	314
Income (loss) before income taxes	1,151	8,089	4,019	(2,203)
Income tax (provision) benefit	(497)	(2,776)	(1,456)	755
Net income (loss)	$654	$5,313	$2,563	$(1,448)

Net income (loss) per common share:
Basic	$0.04	$0.36	$0.17	$(0.11)
Diluted	$0.04	$0.36	$0.17	$(0.11)
Number of shares used in per common share computations:
Basic	14,132	14,127	14,124	14,098
Diluted	14,132	14,953	14,124	14,098

	Three Months Ended 2014
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$16,302	$36,476	$24,802	$25,882
Costs and expenses	20,826	23,096	21,572	28,075
Operating income (loss)	(4,524)	13,380	3,230	(2,193)
Other income, net	226	160	28	257
Income (loss) before income taxes	(4,298)	13,540	3,258	(1,936)
Income tax (provision) benefit	1,463	(4,608)	(1,145)	717
Net income (loss)	$(2,835)	$8,932	$2,113	$(1,219)

Net income (loss) per common share:
Basic	$(0.21)	$0.62	$0.15	$(0.09)
Diluted	$(0.21)	$0.61	$0.15	$(0.09)
Number of shares used in per common share computations:
Basic	14,078	14,064	14,050	14,030
Diluted	14,078	14,486	14,050	14,030

The following information compares our fourth quarter ended October 31, 2015 to the fourth quarter ended October 31, 2014. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•	Total revenues decreased $2.1 million in the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily due to decreased lemon revenues of $2.2 million partially offset by increased rental revenues of $0.2 million. During the fourth quarter of fiscal year 2015, we sold 388,000 cartons of fresh lemons, including 125,000 cartons procured from third party growers, at an average per carton price of $25.00, compared to 413,000 cartons of fresh lemons, including 175,000 cartons procured from third party growers, at an average per carton price of $29.06 in the fourth quarter of fiscal year 2014. The increased rental revenues were primarily attributable to 65 additional workforce housing units which became available for rent in May 2015 and were fully occupied by September 2015.

•	Total costs and expenses decreased $1.7 million in the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily due to decreases in agribusiness costs of $1.9 million associated with third-party grower expenses. In the fourth quarter of fiscal year 2015, we sold 125,000 cartons of lemons procured from third-party growers at an average per carton cost of $21.36 compared to 175,000 cartons procured from third-party growers, at an average per carton cost of $25.87 in the fourth quarter of fiscal year 2014.

•	Total other income increased $5.8 million in the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily due to the $0.9 million gain recognized on the sale of Wilson Ranch and the $5.0 million gain recognized on the sale of stock in Calavo Growers, Inc.

•

Income tax provision increased $2.0 million in the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily due to the increase in pre-tax income of $5.4 million.

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development divisions and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water and are readily available from local sources.

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2015, 2014 and 2013, net cash provided by operating activities was $7.7 million, $16.1 million and $5.7 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $7.1 million, $7.0 million and $4.9 million for fiscal years 2015, 2014 and 2013, respectively. The components of net income in fiscal year 2015 compared to fiscal year 2014 consist of a decrease in operating income of $5.3 million, an increase in other income of $5.8 million and an increase in income tax provision of $0.4 million. The increase of $2.1 million in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to an increase in operating income of $4.5 million, a decrease in other income of $2.1 million and an increase in income tax provision of $0.3 million.

•	Depreciation and amortization was $4.2 million, $3.5 million and $2.4 million for fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal year 2015 compared to fiscal year 2014 was primarily the result of an increase in assets placed into service; including 65 agriculture workforce housing units which we began renting in May 2015. The increase in fiscal year 2014 compared to fiscal year 2013 was primarily the result of our acquisition of Associated and Lemons 400.

•	Non-cash impairments of real estate development assets were zero, $0.4 million and $0.1 for fiscal years 2015, 2014 and 2013, respectively.

•	We sold 140,000 and 165,000 shares of common stock in Calavo Growers, Inc. in fiscal years 2015 and 2013, respectively, which resulted in gains of $5.0 million and $3.1 million, respectively. No such transactions occurred in fiscal year 2014.

•	We sold our Wilson Ranch in fiscal year 2015 which resulted in a gain of $0.9 million. No such transaction occurred in fiscal years 2014 and 2013.

•	Loss on disposals of fixed assets of $0.4 million and $0.5 million in fiscal years 2015 and 2014, respectively, were the result of expenses incurred from orchard removals related to the Pilot Fallowing Program with YMIDD and our 2015 and 2014 orchard redevelopment plans.

•	Non-cash stock compensation expense was $1.1 million, $1.1 million and $0.8 million for fiscal years 2015, 2014 and 2013, respectively, which is primarily comprised of vesting of 2012, 2013 and 2014 grants to management under our stock grant performance bonus program plus the directors stock incentive compensation.

•	The $0.2 million and $0.3 million equity in earnings of investments for fiscal years 2015 and 2014, respectively, is primarily comprised of earnings from our investment in Limco Del Mar, Ltd. The $1.4 million equity in losses of investments for fiscal year 2013 is primarily comprised of a $1.8 million loss from sale of the HM East Ridge property, partially offset by $0.3 million of earnings from our investment in Limco Del Mar, Ltd.

•	Cash distributions from equity investments of $0.8 million, $0.2 million and $0.1 million in fiscal years 2015, 2014 and 2013, respectively, were primarily from our investment in Limco Del Mar. Ltd.

•	Non-cash interest income from derivative instrument was $0.7 million of income for fiscal year 2013 and consisted of mark to market adjustments to the underlying fair value net liability, partially offset by amortization of the accumulated other comprehensive loss balance. This swap expired in June 2013.

•	Accounts receivable, net balance at October 31, 2015 was $7.4 million compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.2 million for fiscal year 2015. Accounts receivable, net balance was $7.2 million at October 31, 2014 compared to $6.4 million at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $0.8 million for fiscal year 2014. Accounts receivable, net balance at October 31, 2013 was $6.4 million compared to $4.3 million at October 31, 2012, resulting in a corresponding decrease in operating cash flows of $1.9 million for fiscal year 2013. The decreases in operating cash flows for fiscal years 2015, 2014 and 2013 are primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs used $0.2 million of operating cash flows in fiscal year 2015 compared to providing $0.4 million of operating cash flows in fiscal year 2014, primarily due to an initial lower amount of inventory carried at the beginning of fiscal year 2015. Cultural costs provided $0.4 million of operating cash flows in fiscal year 2014 compared to providing $0.7 million of operating cash flows in fiscal year 2013, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2014 resulting from the acquisitions of Associated and Lemons 400 and the related increase in amortization of such costs in fiscal year 2014.

•	Prepaid expenses and other current assets provided $0.2 million of operating cash flows in fiscal year 2015 compared to using $0.4 million in fiscal year 2014. The $0.6 million increase in operating cash flows in fiscal year 2015 compared to fiscal year 2014 is primarily due to a $0.4 million decrease in advances paid to lemon suppliers in fiscal year 2015. Prepaid expenses and other current assets used $0.4 million and $0.2 million of operating cash flows in fiscal year 2014 and 2013, respectively.

•	Income taxes receivable balance at October 31, 2015 was zero compared to $1.1 million at October 31, 2014, resulting in a corresponding increase in operating cash flows of $1.1 million for fiscal year 2015. Income taxes receivable balance at October 31, 2014 was $1.1 compared to zero at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $1.1 million for fiscal year 2014. Income taxes receivable balance at October 31, 2013 was zero compared to $0.7 million at October 31, 2012, resulting in a corresponding increase in operating cash flows of $0.7 million for fiscal year 2013.

•	Accounts payable and growers payable used $0.9 million of operating cash flows in fiscal year 2015 and provided $4.1 million and $0.1 million of operating cash flows in fiscal years 2014 and 2013, respectively. The $0.9 million of cash used in fiscal year 2015 was primarily the result of a $0.3 million increase in accounts payable and growers payable offset by $1.1 million of capital expenditures accrued but not paid at year-end. The $4.1 million of cash provided in fiscal year 2014 was primarily the result of a $5.1 million increase in accounts payable and growers payable offset by $1.0 million of capital expenditures accrued but not paid at year-end. The $0.1 million of cash provided in fiscal year 2013 was primarily the result of a $1.3 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end. The increases in accounts payable and growers payable in fiscal years 2015, 2014 and 2013 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•	Accrued liabilities used operating cash flows of $1.7 million in fiscal year 2015 and provided operating cash flows of $0.9 million and $2.0 million for fiscal years 2014 and 2013, respectively. The $1.7 million of operating cash flows used in fiscal year 2015 is primarily the result of a $1.6 million decrease in accrued compensation related to incentive compensation payments. The $0.9 million of cash from operating activities in fiscal year 2014 is primarily the result of a $1.3 million increase in accrued compensation and $1.0 million increase in Sheldon Ranch accrued lease expenses offset by $1.7 million decrease in accrued income taxes payable compared to fiscal year 2013. The $2.0 million of cash from operating activities in fiscal year 2013 is primarily the result of a $0.4 million increase in accrued compensation and $1.7 million of accrued income taxes payable compared to fiscal year 2012.

•	Other long-term liabilities provided operating cash flows of $2.5 million in fiscal year 2015 and consisted primarily of $2.0 million contribution deposit received for joint venture interest and $0.9 million of non-cash pension expense offset by $0.4 million of pension contributions. The $0.2 million of operating cash flows provided in fiscal year 2014 represented $0.7 million of non-cash pension expense offset by $0.5 million of pension contributions. The $0.3 million of operating cash flows used in fiscal year 2013 represented $1.3 million of pension contributions offset by non-cash pension expense of $1.0 million.

Cash Flows from Investing Activities

For the years ended October 31, 2015, 2014, and 2013, net cash used in investing activities was $25.8 million, $28.6 million and $11.5 million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments. Capital expenditures for fiscal years 2015 and 2014 include amounts incurred on two significant projects to expand and modernize our lemon packing operations and add 65 additional farm worker housing units.

•	Capital expenditures for fiscal year 2015 were comprised of $24.7 million for property, plant and equipment, $6.5 million for real estate development projects and $3.4 million for an agriculture property acquisition. These investment activities were partially offset by $2.7 million net proceeds from sale of Wilson Ranch and $6.4 million net proceeds from sale of stock in Calavo Growers, Inc.

•	Capital expenditures for fiscal year 2014 were comprised of $21.1 million for property, plant and equipment, $4.8 million for real estate development projects and $0.7 million for a business acquisition. Additionally, we invested $1.8 million in Rosales, S.A., a citrus packing, marketing and selling business located in La Serena, Chile.

•	Capital expenditures for fiscal year 2013 were comprised of $5.6 million for property, plant and equipment, $4.8 million for real estate development projects, $0.4 million for agriculture property acquisitions and $11.1 for a business acquisition. These investment activities were partially offset by $4.8 million net proceeds from sale of stock in Calavo Growers, Inc. and $5.7 million net proceeds from the sale of HM East Ridge property.

Cash Flows from Financing Activities

For the years ended October 31, 2015, 2014 and 2013, net cash provided by financial activities was $18.1 million, $12.5 million, and $5.9 million, respectively.

•	The $18.1 million of cash provided by financing activities for fiscal year 2015 is primarily comprised of net borrowings of long-term debt in the amount of $21.5 million. Additionally, we paid common and preferred dividends, in aggregate, of $3.2 million in fiscal year 2015.

•	The $12.5 million of cash provided by financing activities for fiscal year 2014 is primarily comprised of net borrowings of long-term debt in the amount of $6.3 million and net proceeds from our issuance of Series B-2 Preferred Stock in the amount of $9.3 million. Additionally, we paid common and preferred dividends, in aggregate, of $2.8 million in fiscal year 2014.

•	The $5.9 million of cash provided by financing activities in fiscal year 2013 is primarily comprised of net repayment of long-term debt in the amount of $27.5 million and net proceeds from our public offering of common stock in the amount of $35.9 million. Additionally, we paid common and preferred dividends, in aggregate, of $2.2 million in fiscal year 2013.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans, the Farm Credit West Line of Credit and the Wells Fargo interim funding agreement. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans, the Farm Credit West Line of Credit and the Wells Fargo interim funding agreement can be found in the notes to the consolidated financial statements included in this Annual Report.

We believe that the cash flows from operations and borrowing capacity from existing and available credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2016. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2015, our outstanding borrowings under the Rabobank Credit Facility were $83.8 million and we had $8.8 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 1.99% at October 31, 2015. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In March 2014, we entered into a Third Amendment to Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a secured interest in certain of our agriculture properties in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $92.6 million at October 31, 2015. We paid debt financing costs of $0.1 million related to this amendment in fiscal year 2014.

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

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2015.

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of October 31, 2015, we had an aggregate of $6.0 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of October 31, 2015, we had $4.2 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.75% at October 31, 2015. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of October 31, 2015, our wholly owned subsidiary, Windfall Investors, LLC, had $1.3 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 2.75% at October 31, 2015. This term loan is secured by the Windfall Farms property.

•	Farm Credit West Line of Credit Maturing May 2018. As of October 31, 2015, we had $0.5 million outstanding under the Farm Credit West Line of Credit that matures in May 2018. The line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.75% at October 31, 2015. This line of credit is secured by certain of our agricultural properties.

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

Wells Fargo Equipment Financing

On December 18, 2015, we drew an advance of $8,000,000 from Wells Fargo and became obligated under an interim funding agreement with Wells Fargo. The advance was obtained in connection with us financing the purchase of certain equipment associated with our new lemon packing facilities. Upon the completion of the purchase of the equipment, we intend to include the advance in the aggregate funding of a $10,000,000 term loan pursuant to a Master Loan and Security Agreement and a Loan Schedule with Wells Fargo, with a first priority security interest in the equipment to Wells Fargo. The interest rate on the interim funding is LIBOR plus 2% and the rate will become fixed upon establishment of the term loan.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At October 31, 2015, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $89.8 million in debt at 4.30% until June 2018.

In November 2011, we entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of our outstanding borrowings under the Rabobank Credit Facility beginning on July 1, 2013 until June 30, 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income and the liability is being recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at October 31, 2015. Additional information regarding the interest rate swaps can be found in the notes to the consolidated financial statements included in this Annual Report.

The remaining $49.8 million in debt bears interest at variable rates, which were 2.75% or less at October 31, 2015.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

Trend Information

Agribusiness Division

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

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 3.1 pounds per capita in 2004 to 5.3 pounds per capita in 2012. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2011 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission, the 2015 crop will produce approximately 283 million pounds compared to 317 million pounds in 2014 and 500 million pounds in 2013.

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

Real Estate Development Division

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2015 for which cash flows are fixed and determinable:

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$40,000,000	$-	$40,000,000	$-	$-
Variable rate debt (principal)	49,824,000	589,000	45,563,000	1,306,000	2,366,000
Operating lease obligations	6,758,000	1,341,000	2,486,000	854,000	2,077,000
Total contractual obligations	$96,582,000	$1,930,000	$88,049,000	$2,160,000	$4,443,000
Interest payments on fixed and variable rate debt	$8,984,000	$2,856,000	$5,675,000	$234,000	$219,000

We believe that the cash flows from operations and borrowing capacity from existing and available and credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2016. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2015.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”). The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.3 million in each of the fiscal years 2015, 2014 and 2013.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014. We paid Series B-2 Preferred Stock dividends of approximately $0.4 million and $0.2 million in fiscal years 2015 and 2014, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.4 million, $0.5 million, and $1.3 million for fiscal years 2015, 2014, and 2013, respectively and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2016.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. We have installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. We entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million. Additionally, we have agreements with an electricity utility through the California Solar Initiative which entitle us to receive rebates for energy produced by our solar arrays. These rebates, which reduced our agribusiness costs and expenses, expired in fiscal year 2014, and were $0.2 million and $1.0 million in fiscal years 2014 and 2013, respectively, and averaged approximately $1.0 million per year since the inception of the leases.

In January 2012, we entered into six operating leases for the Sheldon Ranch. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $0.5 million per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred $1.1 million, $1.6 million and $0.7 million of net lease expense in fiscal years 2015, 2014 and 2013, respectively. We purchased substantially all of the Sheldon Ranch leased acreage in September and December 2015 and expect lease expense on the remaining 80 leased acres to be approximately $0.1 million per year beginning fiscal year 2016 until December 2021.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million and $15,000 of lease expense in fiscal years 2015 and 2014, respectively.

On February 3, 2015, we entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by our Company under the lease agreement dated July 1, 2013. In connection with the Amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigation systems from Cadiz and a Cadiz tenant.

We lease pollination equipment under a lease renewed through fiscal year 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. The deposit is included in other long term liabilities as of October 31, 2015. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which will be expensed in the first quarter of fiscal year 2016. Our investment in the Joint Venture was reduced by the $20.0 million paid by Lewis. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., as described in Note 7, Real Estate Development, in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

The Joint Venture agreement provides that Lewis will serve as the initial manager of the Joint Venture with the right to manage, control, and conduct its day-to-day business and development activities. Certain major decisions, which are enumerated in the Joint Venture agreement, require approval by an executive committee comprised of two representatives appointed by Lewis and two representatives appointed by Limoneira.

Pursuant to the Joint Venture agreement, the Joint Venture will own, develop, subdivide, entitle, maintain, improve, hold for investment, market and dispose of the Joint Venture’s property in accordance with the business plan and budget approved by the executive committee.

Further on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture will lease certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease Agreement provides a rate of $1 per year. We are in the process of determining a fair value rate for the leased property. The Lease Agreement will terminate in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. The Joint Venture is required to provide Limoneira with written notice 180 days prior to the termination of any portion of the Lease Agreement. In any event, the Lease Agreement will terminate five years from the Transaction Date.

Limoneira and the Joint Venture entity also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to Limoneira (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by Limoneira.

We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. The Joint Venture partners may be required to provide loans guarantees for project loans.

Capital Expenditures

In December 2013 we entered into a construction contract that includes design and construction services for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities.  The contract is subject to a guaranteed maximum price of approximately $9.3 million which was revised to $11.6 million in March 2015 based on design modifications and finalization of construction costs. The project commenced in fiscal year 2014 and is expected to be operational in the first quarter of fiscal year 2016 with total construction services and equipment costs of approximately $25.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation could have an adverse impact on our business, financial condition and results of operations.

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

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packing house. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $114,000, $115,000 and $53,000 in fiscal years 2015, 2014 and 2013, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $9,000, $184,000 and $36,000 in fiscal years 2015, 2014 and 2013, respectively.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2015, we capitalized approximately $8.0 million of costs related to our real estate projects and expensed approximately $1.3 million of costs.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, in recent years we recorded impairment charges of zero, $0.4 million and $0.1 million in fiscal years 2015, 2014 and 2013, respectively.

Defined benefit retirement plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2015, the Society of Actuaries released a new mortality table, referred to as adjusted RP-201, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2015, the assumed discount rate used to measure the pension obligation increased from 4.0% to 4.1% as a result of changes in market interest rates. The Company used adjusted RP-2014 to measure its pension obligation as of October 31, 2015 and combined with the increase in the assumed discount rate and other demographic assumptions, its pension obligation decreased by approximately $0.9 million as of October 31, 2015 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

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

FASB Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted and we adopted this ASU retrospectively in our fiscal year ended October 31, 2015 resulting in the reclassification of $751,000 from net current deferred income tax assets to net deferred income tax liabilities as of October 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under each of the Rabobank Credit Facility, Farm Credit West Term Loans and the Farm Credit West Line of Credit are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Credit Facility is a LIBOR-based rate plus a spread. Under the Farm Credit West Term Loans and the Farm Credit West Line of Credit, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2015, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Line of Credit was $83.8 million and $0.5 million, respectively. At October 31, 2015, our total debt outstanding under the Farm Credit West Term Loans was approximately $4.2 million and $1.3 million for each of the term loans, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $40.0 million of our outstanding borrowings with a “fixed-to-floating” interest rate swap as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2018	$40,000,000	$40,000,000	$1,702,000	$1,782,000

As of October 31, 2015, the fixed interest rate on our $40.0 million swap was 4.30%. Based on our level of borrowings at October 31, 2015, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.5 million for fiscal year 2016 and an annual average of $0.7 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.3 million for fiscal year 2016 and an annual average of $0.4 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2015. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards

President and Chief Executive Officer

Joseph D. Rumley

Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2015 of Limoneira Company and our report dated January 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 11, 2016

Limoneira Company

Consolidated Balance Sheets

	October 31,
	2015	2014
Assets
Current assets:
Cash	$39,000	$92,000
Accounts receivable, net	7,420,000	7,236,000
Cultural costs	3,916,000	3,691,000
Prepaid expenses and other current assets	2,387,000	2,658,000
Income taxes receivable	-	1,143,000
Total current assets	13,762,000	14,820,000

Property, plant and equipment, net	128,951,000	105,873,000
Real estate development	96,067,000	88,088,000
Equity in investments	3,047,000	3,638,000
Investment in Calavo Growers, Inc.	18,508,000	24,270,000
Note receivable	589,000	2,084,000
Other assets	8,602,000	8,114,000
Total Assets	$269,526,000	$246,887,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,611,000	$6,363,000
Growers payable	5,841,000	5,839,000
Accrued liabilities	5,864,000	7,539,000
Fair value of derivative instrument	767,000	809,000
Current portion of long-term debt	589,000	583,000
Total current liabilities	19,672,000	21,133,000
Long-term liabilities:
Long-term debt, less current portion	89,235,000	67,771,000
Deferred income taxes	19,425,000	21,041,000
Other long-term liabilities	7,641,000	6,282,000
Total liabilities	135,973,000	116,227,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 29,500 and 30,000 shares issued and outstanding at October 31, 2015 and 2014) (8.75% coupon rate)	2,950,000	3,000,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2015 and 2014) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders' equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2015 and 2014)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,135,080 and 14,078,077 shares issued and outstanding at October 31, 2015 and 2014, respectively)	141,000	140,000
Additional paid-in capital	90,759,000	89,770,000
Retained earnings	27,216,000	23,308,000
Accumulated other comprehensive income	3,156,000	5,111,000
Total stockholders' equity	121,272,000	118,329,000
Total Liabilities and Stockholders' Equity	$269,526,000	$246,887,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2015	2014	2013
Net revenues:
Agribusiness	$95,124,000	$98,522,000	$79,990,000
Rental operations	5,104,000	4,640,000	4,250,000
Real estate development	83,000	300,000	644,000
Total net revenues	100,311,000	103,462,000	84,884,000
Costs and expenses:
Agribusiness	77,186,000	74,325,000	63,607,000
Rental operations	3,440,000	3,073,000	2,601,000
Real estate development	1,330,000	1,400,000	1,333,000
Impairments of real estate development assets	-	435,000	95,000
Selling, general and administrative	13,772,000	14,336,000	11,850,000
Total cost and expenses	95,728,000	93,569,000	79,486,000
Operating income	4,583,000	9,893,000	5,398,000
Other income (expense):
Interest expense	(188,000)	-	(124,000)
Interest income from derivative instruments	-	-	711,000
Gain on sale of stock in Calavo Growers, Inc.	5,033,000	-	3,138,000
Gain on sale of Wilson Ranch	935,000	-	-
Interest income	40,000	60,000	85,000
Equity in earnings (losses) of investments	243,000	263,000	(1,449,000)
Other income, net	410,000	348,000	382,000
Total other income	6,473,000	671,000	2,743,000

Income before income taxes	11,056,000	10,564,000	8,141,000

Income tax provision	(3,974,000)	(3,573,000)	(3,235,000)
Net income	7,082,000	6,991,000	4,906,000
Preferred dividends	(635,000)	(460,000)	(262,000)
Net income applicable to common stock	$6,447,000	$6,531,000	$4,644,000

Basic net income per common share	$0.46	$0.46	$0.36

Diluted net income per common share	$0.46	$0.46	$0.36

Dividends per common share	$0.18	$0.17	$0.15

Weighted-average common shares outstanding-basic	14,119,000	14,055,000	12,775,000
Weighted-average common shares outstanding-diluted	14,119,000	14,055,000	12,775,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
	2015	2014	2013

Net income	$7,082,000	$6,991,000	$4,906,000
Other comprehensive income, net of tax:
Minimum pension liability adjustments	654,000	(1,199,000)	1,764,000
Unrealized holding gains on security available for sale	273,000	5,790,000	2,344,000
Reclassification of unrealized gain on security sold	(2,932,000)	-	(1,865,000)
Unrealized gains from derivative instruments	50,000	265,000	534,000
Total other comprehensive income (loss), net of tax	(1,955,000)	4,856,000	2,777,000
Comprehensive income	$5,127,000	$11,847,000	$7,683,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity and Temporary Equity

Years ended October 31, 2015, 2014 and 2013

	Stockholders’ Equity						Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Stock	Stock
Balance at October 31, 2012	11,203,180	$112,000	$35,714,000	$16,398,000	$(2,522,000)	$49,702,000	$3,000,000	$-
Dividends - common	-	-	-	(1,944,000)	-	(1,944,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Stock compensation	43,761	-	753,000	-	-	753,000	-	-
Exchange of common stock	(11,010)	-	(236,000)	-	-	(236,000)	-	-
Donation of common stock	4,859	-	100,000	-	-	100,000	-	-
Issuance of common stock	2,775,221	28,000	51,829,000	-	-	51,857,000	-	-
Net income	-	-	-	4,906,000	-	4,906,000	-	-
Other comprehensive income, net of tax	-	-	-	-	2,777,000	2,777,000	-	-
Balance at October 31, 2013	14,016,011	140,000	88,160,000	19,098,000	255,000	107,653,000	3,000,000	-
Dividends - common	-	-	-	(2,321,000)	-	(2,321,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Dividends - Series B-2	-	-	-	(198,000)	-	(198,000)	-	31,000
Stock compensation	40,678	-	1,116,000	-	-	1,116,000	-	-
Exchange of common stock	(6,619)	-	(176,000)	-	-	(176,000)	-	-
Donation of common stock	4,552	-	100,000	-	-	100,000	-	-
Issuance of common stock	23,455	-	518,000	-	-	518,000	-	-
Issuance of Series B-2 preferred stock	-	-	-	-	-	-	-	9,300,000
Tax benefit of stock grant vesting	-	-	52,000	-	-	52,000	-	-
Net income	-	-	-	6,991,000	-	6,991,000	-	-
Other comprehensive income, net of tax	-	-	-	-	4,856,000	4,856,000	-	-
Balance at October 31, 2014	14,078,077	140,000	89,770,000	23,308,000	5,111,000	118,329,000	3,000,000	9,331,000
Dividends - common	-	-	-	(2,539,000)	-	(2,539,000)	-	-
Dividends - Series B	-	-	-	(263,000)	-	(263,000)	-	-
Dividends - Series B-2	-	-	-	(372,000)	-	(372,000)	-	-
Stock compensation	57,162	1,000	1,076,000	-	-	1,077,000	-	-
Exchange of common stock	(10,907)	-	(275,000)	-	-	(275,000)	-	-
Donation of common stock	4,498	-	100,000	-	-	100,000	-	-
Conversion of Series B preferred stock	6,250	-	50,000	-	-	50,000	(50,000)	-
Tax benefit of stock grant vesting	-	-	38,000	-	-	38,000	-	-
Net income	-	-	-	7,082,000	-	7,082,000	-	-
Other comprehensive loss, net of tax	-	-	-	-	(1,955,000)	(1,955,000)	-	-
Balance at October 31, 2015	14,135,080	$141,000	$90,759,000	$27,216,000	$3,156,000	$121,272,000	$2,950,000	$9,331,000

See Notes to Consolidated Financial Statements

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2015	2014	2013
Operating activities
Net income	$7,082,000	$6,991,000	$4,906,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,184,000	3,516,000	2,403,000
Impairments of real estate development assets	-	435,000	95,000
Gain on sale of stock in Calavo Growers. Inc.	(5,033,000)	-	(3,138,000)
Gain on sale of Wilson Ranch	(935,000)	-	-
Loss on disposals/sales of assets	365,000	505,000	-
Stock compensation expense	1,077,000	1,116,000	753,000
Equity in (earnings) losses of investments	(243,000)	(263,000)	1,449,000
Cash distributions from equity investments	843,000	183,000	110,000
Deferred income taxes	(350,000)	(129,000)	(1,210,000)
Amortization of deferred financing costs	47,000	44,000	33,000
Non-cash interest income from derivative instruments	-	-	(711,000)
Accrued interest on note receivable	(40,000)	(60,000)	(78,000)
Donation of common stock	100,000	100,000	100,000
Changes in operating assets and liabilities:
Account receivable, net	(184,000)	(810,000)	(1,918,000)
Cultural costs	(225,000)	433,000	716,000
Prepaid expenses and other current assets	224,000	(370,000)	(230,000)
Income taxes receivable	1,143,000	(1,143,000)	712,000
Other assets	(286,000)	344,000	(128,000)
Accounts payable and growers payable	(873,000)	4,125,000	93,000
Accrued liabilities	(1,678,000)	912,000	2,008,000
Other long-term liabilities	2,477,000	163,000	(296,000)
Net cash provided by operating activities	7,695,000	16,092,000	5,669,000

Investing activities
Capital expenditures	(31,254,000)	(25,866,000)	(10,428,000)
Agriculture property acquisitions	(3,389,000)	-	(375,000)
Net proceeds from sale of Wilson Ranch	2,712,000	-	-
Business combinations, net of cash acquired	-	(700,000)	(11,101,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	6,433,000	-	4,788,000
Net proceeds from sale of HM East Ridge, LLC property	-	-	5,713,000
Equity investments	(9,000)	(1,758,000)	(125,000)
Collection of notes receivable	-	-	350,000
Investments in mutual water companies and water rights	(300,000)	(299,000)	(319,000)
Other	-	-	(30,000)
Net cash used in investing activities	$(25,807,000)	$(28,623,000)	$(11,527,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2015	2014	2013
Financing activities
Borrowings of long-term debt	$120,484,000	$117,765,000	$58,450,000
Repayments of long-term debt	(99,014,000)	(111,543,000)	(85,976,000)
Dividends paid-common	(2,539,000)	(2,321,000)	(1,944,000)
Dividends paid-preferred	(635,000)	(430,000)	(262,000)
Exchange of common stock	(275,000)	(176,000)	(236,000)
Issuance of preferred stock	-	9,300,000	-
Issuance of common stock	-	-	35,897,000
Payments of debt financing costs	-	(106,000)	-
Tax benefit of stock grant vesting	38,000	52,000	-
Net cash provided by financing activities	18,059,000	12,541,000	5,929,000
Net (decrease) increase in cash	(53,000)	10,000	71,000
Cash at beginning of year	92,000	82,000	11,000
Cash at end of year	$39,000	$92,000	$82,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest (net of amounts capitalized)	$55,000	$(51,000)	$478,000
Cash paid during the year for income taxes, net of refunds received	$2,963,000	$6,495,000	$1,910,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(487,000)	$(9,425,000)	$(3,893,000)
Capital expenditures accrued but not paid at year-end	$1,270,000	$1,134,000	$487,000
Non-cash reduction of note receivable	$1,535,000	$-	$-
Accrued interest on note receivable	$40,000	$60,000	$78,000
Donation of common stock	$100,000	$100,000	$100,000
Conversion of preferred stock to common stock	$50,000	$-	$-

During fiscal year 2015, the holder of the note receivable from a 2004 sale of property completed the drilling of three water wells at the Company’s Windfall Investors, LLC real estate development property and two water wells at property leased by the Company. The fair value of the well drilling services was $1,535,000 and the Company recorded a non-cash reduction of the note receivable.

In September 2015, 500 shares of Series B preferred stock were converted into 6,250 shares of Limoneira common stock.

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company in Yuma, Arizona for a purchase price of approximately $1,700,000 in cash and stock as further described in Note 3, Acquisitions of Agricultural Property.

On October 11, 2013, the Company purchased a citrus orchard for a cash purchase price of $8,750,000, which was accounted for as a business combination and is further described in Note 3, Acquisitions of Agricultural Property.

On September 6, 2013 the Company completed the acquisition of Associated Citrus Packers, Inc. (“Associated”), a privately-owned Arizona corporation, for $18,580,000. The acquisition was accounted for as a business combination and is further described in Note 3, Acquisitions of Agricultural Property.

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

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo and sold and distributed under Calavo brands to its customers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Limoneira Company International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC and Associated Citrus Packers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process.

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

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2015 and 2014 the allowances totaled $390,000 and $442,000, respectively. The October 31, 2015 allowance includes $208,000 provided for amounts due on certain brokered fruit sales, on which the Company earns a commission, with the corresponding amount recorded as a reduction to lemon supplier payables, which is included in accrued liabilities. For fiscal years 2015, 2014 and 2013 credit losses were insignificant.

Concentrations

The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $7,132,000, $7,374,000 and $11,683,000 in fiscal years 2015, 2014, and 2013, respectively.

Lemons procured from third-party growers were approximately 36%, 36% and 52%, of lemon supply in fiscal years 2015, 2014, and 2013, respectively.

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

Lemons, oranges, specialty citrus and other crops such as pistachio nuts and olives are grown in the Company’s San Joaquin Valley orchards. Additionally, lemons are grown in the Company’s Yuma County, Arizona orchards.  These crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to six months.  During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period.  During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.

The Company grows lemons and avocados in its Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a year round basis.  Accordingly, the Company does not capitalize cultural costs associated with its Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,534,000 and $2,315,000 was capitalized during the years ended October 31, 2015 and 2014, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $7,979,000 and $5,104,000 in fiscal years 2015 and 2014, respectively.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income. At October 31, 2015 and 2014, marketable securities are comprised of the Company’s investment in Calavo.

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

Based on results from independent appraisals and other factors which indicated that the fair values of certain real estate development assets were less than the carry values, the Company recognized impairment losses of zero and $435,000 in fiscal years 2015 and 2014, respectively.

Intangible Assets

Intangible assets consist primarily of acquired water and mineral rights, a patent and certain trade names and trademarks. Certain of the Company’s trade names and trademarks are being amortized on a straight line basis over their estimated lives of eight years. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment is tested in a two-step process, with the first step performed to determine if there is potential for impairment by comparing the fair value of the reporting unit to its carrying value. If potential impairment is identified as indicated by the carrying value exceeding the fair value of the reporting unit, the second step is performed to measure the amount of impairment to be recognized in the financial statements by comparing the implied fair value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess amount. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2015 with no impairment noted.

Fair Values of Financial Instruments

The fair values of financial instruments are based on level-one indicators or quoted market prices, where available, or are estimated using the present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

Accounts receivable, note receivable, accounts payable, growers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2015 and 2014.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packing house. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e. title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed. The Company also earns commissions on certain brokered fruit sales, which totaled $114,000, $115,000, and $53,000 in fiscal years 2015, 2014, and 2013, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $9,000, $184,000 and $36,000 in fiscal years 2015, 2014, and 2013, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2015, 2014, and 2013 were $364,000, $308,000 and $315,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2015, 2014 and 2013.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2015 presentation.

Immaterial Classification Error - An immaterial error in the classification of an equity method investee’s distributions was corrected in the October 31, 2014 and 2013 consolidated financial statements which resulted in the reclassification of an equity method investee’s distributions from investing to operating cash flows in the amounts of  $183,000 and $110,000, respectively, in the consolidated statements of cash flows. An immaterial error in the classification of deposits paid for citrus trees was corrected in the October 31, 2014 and 2013 consolidated financial statements which resulted in the reclassification from prepaid expenses and other current assets to property, plant, and equipment in the amounts of $440,000 and $183,000, respectively, in the consolidated balance sheets and statements of cash flows. The Company has evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that these errors were not material to our previously reported consolidated financial statements as of October 31, 2014 and prior.

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2015, the Society of Actuaries released a new mortality table, referred to as adjusted RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2015 the assumed discount rate used to measure the pension obligation increased from 4.0% to 4.1% as a result of changes in market interest rates. The Company used adjusted RP-2014 to measure its pension obligation as of October 31, 2015 and combined with the increase in the assumed discount rate and other demographic assumptions, its pension obligation decreased by $864,000 as of October 31, 2015 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

FASB Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted and the Company adopted this ASU retrospectively in its fiscal year ended October 31, 2015 resulting in the reclassification of $751,000 from net current deferred income tax assets to net deferred income tax liabilities as of October 31, 2014.

3. Agriculture Property Acquisitions

In September 2015, the Company completed the acquisition of 157 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley for $3,389,000. The orchards were acquired pursuant to purchase options contained in certain operating leases the Company had been a party to since 2012 covering approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which the Company refers to as the Sheldon Ranch leases. This acquisition was accounted for as an asset purchase and included in property, plant and equipment in the Company’s consolidated balance sheet at October 31, 2015.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions Agriculture of Property (continued)

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid.

Business Combinations

Yuma Packinghouse

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company from its sole shareholder, Marlin Ranching Company. Both companies are privately owned Arizona corporations located in Yuma, Arizona. No liabilities were assumed in the acquisition. The purchase price was $1,700,000, comprised of 23,455 unregistered shares of the Company’s common stock valued at $518,600, $700,000 in cash, contingent consideration consisting of an earn-out with a fair value of $300,000 and a deferred cash payment of $181,400 which was paid in fiscal year 2015 upon the completion of certain land remediation activities required by the seller. The earn-out has a maximum value of $400,000 in cash based on the operating profits of the acquired business, as defined in the purchase agreement, over a five-year period ending October 31, 2019. The liability for the fair value of the earn-out is included in other long term liabilities and the deferred cash payment is included in accrued liabilities in the accompanying October 31, 2015 balance sheet. Transaction costs associated with the acquisition were not significant and were expensed in the year ended October 31, 2014. The results of operations of the Yuma packinghouse have been included in the consolidated results of operations from the acquisition date.

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

Revenue and net loss of $136,000 and $522,000, respectively, of the Yuma packinghouse are included in the Company’s consolidated statement of operations for fiscal year 2014. The results of operations of the Yuma packinghouse were not material to the Company’s pro forma consolidated statements of operations for the year ended October 31, 2013 had the Yuma packinghouse been included in the consolidated results from the beginning of the year.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

3. Acquisitions (continued)

Business Combinations (continued)

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

Lemons 400 (continued)

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

Business Combinations (continued)

Associated Citrus Packers (continued)

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

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2015 and 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

2015	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$18,508,000	$–	$–	$18,508,000
Liabilities at fair value:
Derivatives	$–	$1,702,000	$–	$1,702,000

2014	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$24,270,000	$–	$–	$24,270,000
Liabilities at fair value:
Derivatives	$–	$1,782,000	$–	$1,782,000

Available-for-sale securities consist of marketable securities in Calavo Growers, Inc. common stock. At October 31, 2015 and 2014, respectively, the Company owned 360,000 and 500,000 shares representing approximately 2.1% and 2.9% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2015 and 2014 was $51.41 and $48.54 per share, respectively.

The derivative consists of an interest rate swap; the fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2015	2014

Prepaid insurance	$598,000	$568,000
Prepaid supplies	1,064,000	982,000
Lemon supplier advances	35,000	390,000
Deposits	129,000	138,000
Other	561,000	580,000
	$2,387,000	$2,658,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2015	2014

Land	$48,211,000	$47,246,000
Land improvements	19,998,000	16,715,000
Buildings and building improvements	20,655,000	12,948,000
Equipment	28,624,000	28,048,000
Orchards	26,648,000	25,350,000
Construction in progress	35,428,000	23,388,000
	179,564,000	153,695,000
Less accumulated depreciation	(50,613,000)	(47,822,000)
	$128,951,000	$105,873,000

Depreciation expense was $4,086,000, $3,448,000 and $2,380,000 for fiscal years 2015, 2014 and 2013, respectively.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2015	2014

East Areas I and II	$59,227,000	$55,016,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	25,801,000	22,033,000
	$96,067,000	$88,088,000

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2015 and 2014, the Company capitalized $4,211,000 and $3,478,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $21,000, $17,000 and $11,000 in fiscal years 2015, 2014 and 2013, respectively.

On August 24, 2010, the Company entered into an amendment (the “Amendment”) to a Real Estate Advisory Management Consultant Agreement (the “Consultant Agreement”) with Parkstone Companies, Inc. (the “Consultant”) dated April 1, 2004, that includes provisions for the Consultant to earn a success fee (the “Success Fee”) upon the annexation by the City of Santa Paula, California of East Area I. Under the terms of the Amendment, the Company agrees to pay the Success Fee in an amount equal to 4% of the incremental Property Value under a formula defined in the Amendment.  The Success Fee is due and payable 120 days following the earlier to occur of (a) the sale of all or any portion of East Area I, including any unrelated third party material investment in the property, (b) the determination of an appraised value of East Area I or (c) the second anniversary of the property annexation (each a “Success Fee Event”). The Success Fee, if any, shall be paid in cash, shares of the Company’s common stock, or any combination of the forgoing at the sole discretion of the Company. If the Success Fee is paid in shares of common stock, deemed to be an equity award, the amount of common stock paid will be determined using a price per share equal to the average of closing prices of common stock on the NASDAQ Global Market for the 20 trading days ending on the last trading day prior to the earliest occurring Success Fee Event; provided, however, that the price per share shall be no less than $16.00 per share.

In connection with entering into a joint venture to develop the Company’s East Area I project, on November 10, 2015 (See Note 27, Subsequent Events) the success fee became payable and was determined to be $2,100,000 which will be paid in cash on or before January 31, 2016. The success fee will be capitalized as a component of the Company’s investment in the joint venture.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

7. Real Estate Development (continued)

East Areas I and II (continued)

In connection with facilitating the annexation of East Area I into the City of Santa Paula, during February 2014, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No costs have been incurred to date in relation to this agreement.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”) and Sevilla. The carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2015 were $2,983,000, $3,370,000 and $4,686,000, respectively.

During fiscal years 2015 and 2014, the Company capitalized zero and $198,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred net expenses of $167,000, $129,000 and $32,000 in fiscal years 2015, 2014 and 2013, respectively.

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

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. During 2015 and 2014, the Company capitalized $3,768,000 and $1,428,000, respectively, of costs primarily related to development of vineyards at this real estate development project. Additionally, in relation to this project, the Company has incurred net expenses of $1,052,000, $954,000 and $644,000, in fiscal years 2015, 2014 and 2013, respectively.

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

The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $150,000, $141,000 and $141,000 in fiscal years 2015, 2014 and 2013, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $568,000, $675,000 and $733,000 in fiscal years 2015, 2014 and 2013, respectively. Fruit proceeds due to Del Mar were $712,000 and $828,000 at October 31, 2015 and 2014, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed $9,000, $8,000 and $34,000 to the partnership in fiscal years 2015, 2014 and 2013, respectively. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

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

Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. The remaining $1,340,000 in basis differences is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $208,000 and $43,000 for fiscal year 2015 and from the acquisition date to October 31, 2014, respectively and is estimated to be approximately $206,000 per year through October 31, 2018 and $55,000 per year for years ending October 31, 2019 through October 31, 2023.

The following is unaudited financial information of the equity method investees for fiscal years 2015, 2014 and 2013:

2015	Del Mar	Romney	East Ridge	Rosales	Total
Assets	$1,204,000	$652,000	$–	$2,103,000	$3,959,000
Liabilities	$–	$–	$–	$1,113,000	$1,113,000
Equity	1,204,000	652,000	–	990,000	2,846,000
Total liabilities and equity	$1,204,000	$652,000	$–	$2,103,000	$3,959,000
Revenues	$2,817,000	$13,000	$–	$4,864,000	$7,694,000
Expenses	876,000	17,000	–	4,838,000	5,731,000
Net income (loss)	$1,941,000	$(4,000)	$–	$26,000	$1,963,000
2014
Assets	$2,623,000	$707,000	$–	$3,722,000	$7,052,000
Liabilities	$–	$–	$–	$2,471,000	$2,471,000
Equity	2,623,000	707,000	–	1,251,000	4,581,000
Total liabilities and equity	$2,623,000	$707,000	$–	$3,722,000	$7,052,000
Revenues	$2,003,000	$6,000	$–	$2,175,000	$4,184,000
Expenses	910,000	16,000	–	2,009,000	2,935,000
Net income (loss)	$1,093,000	$(10,000)	$–	$166,000	$1,249,000
2013
Assets	$2,286,000	$712,000	$–	$–	$2,998,000
Liabilities	$–	$–	$–	$–	$–
Equity	2,286,000	712,000	–	–	2,998,000
Total liabilities and equity	$2,286,000	$712,000	$–	$–	$2,998,000
Revenues	$2,218,000	$9,000	$6,000,000	$–	$8,227,000
Expenses	862,000	25,000	7,754,000	–	8,641,000
Net income (loss)	$1,356,000	$(16,000)	$(1,754,000)	$–	$(414,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

8. Equity Investments (continued)

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

	Del Mar	Romney	East Ridge	Rosales	Total

Investment balance October 31, 2012	$1,058,000	$513,000	$7,376,000	$–	$8,947,000
Equity earnings (losses)	317,000	(12,000)	(1,754,000)	–	(1,449,000)
Cash distributions	(110,000)	–	(5,713,000)	–	(5,823,000)
Investment contributions	–	34,000	91,000	–	125,000
Investment balance October 31, 2013	1,265,000	535,000	–	–	1,800,000
Equity earnings (losses)	256,000	(8,000)	–	15,000	263,000
Cash distributions	(183,000)	–	–	–	(183,000)
Investment contributions	–	8,000	–	1,750,000	1,758,000
Investment balance October 31, 2014	1,338,000	535,000	–	1,765,000	3,638,000
Equity earnings (losses)	455,000	(13,000)	–	(199,000)	243,000
Cash distributions	(789,000)	–	–	(54,000)	(843,000)
Investment contributions	–	9,000	–	–	9,000
Investment balance October 31, 2015	$1,004,000	$531,000	$–	$1,512,000	$3,047,000

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

In October 2015, the Company sold 140,000 shares of Calavo stock at an average price of $46.00 per share. Following the sale, the Company continues to own 360,000 shares of Calavo common stock. The net proceeds to the Company from the sale were $6,433,000 and the Company recognized a gain of $5,033,000, which is included in other income in the consolidated statements of operations.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses on shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. In fiscal year 2015, the Company recorded unrealized holding gains of $487,000 ($273,000 net of tax) and reclassification of unrealized gain on security sold of $4,850,000 ($2,932,000 net of tax). In fiscal year 2014, the Company recorded unrealized holding gains of $9,425,000 ($5,790,000 net of tax). In fiscal year 2013, the Company recorded unrealized holding gains of $3,893,000 ($2,344,000 net of tax) and reclassification of unrealized gain on security sold of $3,098,000 ($1,865,000 net of tax).

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

10. Note Receivable

In fiscal year 2004, the Company sold a parcel of land in Morro Bay, California. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. Principal of $2,963,000 and interest was paid in April 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining deferred gain is included in other long-term liabilities in the Company’s consolidated balance sheets. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 2009; however, the Company and the buyer of the Morro Bay land executed a note extension agreement in March 2009. Based on the terms of the note extension agreement, the remaining principal balance of $1,300,000 and the related accrued interest was to be paid in full on April 1, 2014. During July 2011, the Company and the buyer agreed to extend the due date for the note from April 1, 2014 to April 1, 2020 and to convert the interest rate from a fixed rate of 7.0% to a floating rate of LIBOR plus 3.5% with a floor of 6.0%. On April 1, 2014 the rate converted to a floating rate of LIBOR plus 3.5% with no floor. The note is subordinate to bank financing and provides for repayment that is based on a percentage of net operating cash flows of the underlying avocado orchard as defined in the note, ranging from 35% through 2014 and 50% until fully repaid or any unpaid balance due and payable on the due date. Total principal and interest due was $589,000 and $2,084,000 at October 31, 2015 and 2014, respectively. Interest continues to accrue on the principal balance of the note and was $40,000, $60,000 and $78,000 in fiscal years 2015, 2014 and 2013, respectively.

In fiscal year 2015, the holder of the note completed the drilling of three water wells at the Company’s Windfall Investors, LLC real estate development property and two water wells at the Sheldon Ranches, which are leased by the Company. The fair value of the well drilling services was $1,535,000 and the Company recorded a non-cash reduction of the note receivable comprised of $824,000 in accrued interest and $711,000 of principal. Additionally, the Company recognized $27,000 of deferred gain in fiscal year 2015.

11. Other Assets

Other assets consist of the following at October 31:

	2015	2014

Investments in mutual water companies	$4,031,000	$3,731,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,560,000	1,282,000
Revolving funds and memberships	349,000	355,000
Acquired trade names and trademarks	446,000	530,000
Goodwill	680,000	680,000
	$8,602,000	$8,114,000

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

11. Other Assets (continued)

Deferred Lease Assets and Other

Deferred lease assets and other as of October 31, 2015 and 2014 includes $586,000 and $793,000 of deferred rent assets, respectively, $156,000 and $204,000 of net deferred financing costs, respectively, and $79,000 and $91,000 of prepaid lease amounts on pollination equipment, respectively.

In addition, deferred lease assets and other as of October 31, 2015 and 2014 includes a patent for an agricultural variety with a carrying value of $110,000 and $123,000, respectively, net of accumulated amortization of $112,000 and $99,000, respectively. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2015, 2014 and 2013. The Company will amortize $13,000 each year for fiscal years 2016 through 2019 related to its patent.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

Acquired Trade Names, Trademarks and Goodwill

The Company acquired $486,000 of trade names and trademarks and $680,000 of goodwill in its acquisition of Associated in September 2013. The Company amortized $60,000 in fiscal year 2015 and will amortize $60,000 each year for fiscal years 2016 through 2019 related to trade names and trademarks. Additionally, we acquired $160,000 of customer relationships with the acquisition of the Yuma packinghouse, which are being amortized over five years.

12. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2015	2014

Compensation	$1,655,000	$3,280,000
Income taxes	180,000	-
Property taxes	541,000	500,000
Interest	263,000	235,000
Deferred rental income and deposits	892,000	598,000
Lease expense	827,000	1,458,000
Lemon supplier payables	788,000	624,000
Capital expenditures and other	718,000	844,000
	$5,864,000	$7,539,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

13. Long-Term Debt

Long-term debt is comprised of the following at October 31:

	2015	2014
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (LIBOR), which was 0.19% at October 31, 2015, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$83,834,000	$61,623,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at October 31, 2015. The loan is payable in quarterly installments through November 2022.	4,235,000	4,756,000

Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.75% at October 31, 2015. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan: the interest rate is variable and was 2.75% at October 31, 2015. The loan is payable in monthly installments through October 2035.	1,263,000	1,475,000

CNH Capital loans: these loans were fully paid in May and July 2015.	-	8,000
	89,824,000	68,354,000
Less current portion	589,000	583,000
Total long-term debt, less current portion	$89,235,000	$67,771,000

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

On March 31, 2014, the Company entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of the Company’s agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $92,556,000 at October 31, 2015. The Company paid debt financing costs of $106,000 in fiscal year 2014 related to this amendment.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $2,534,000 and $2,315,000 during the year ended October 31, 2015 and 2014, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $156,000 net of amortization and is included in other assets on the Company’s consolidated balance sheet at October 31, 2015.

Principal payments on the Company’s long-term debt are due as follows:

2016	$589,000
2017	605,000
2018	84,948,000
2019	640,000
2020	657,000
Thereafter	2,385,000
$89,824,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

14. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Liability
	2015	2014	2015	2014
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,702,000	$1,782,000

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

The Company’s previous interest rate swap, which had a notional amount of $42,000,000 and expired June 2013, did not qualify for hedge accounting. Therefore, mark to market adjustments to the underlying fair value net liability and amortization of the accumulated other comprehensive loss balance resulted in non-cash interest income of $711,000 in fiscal year 2013.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $622,000, $561,000 and $534,000 of rental income from employees in fiscal years 2015, 2014 and 2013, respectively. There were no rental payments due from employees at October 31, 2015 and 2014.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,357,000, $1,232,000 and $1,135,000 in fiscal years 2015, 2014 and 2013, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $175,000 and $74,000 at October 31, 2015 and 2014, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,567,000, $1,425,000 and $1,266,000 from the association in fiscal years 2015, 2014 and 2013, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $142,000 and $177,000 at October 31, 2015 and 2014, respectively.

The Company recorded dividend income of $375,000, $350,000 and $432,000 in fiscal years 2015, 2014 and 2013, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company had $7,132,000, $7,374,000 and $11,683,000 in avocado sales to Calavo in fiscal years 2015, 2014 and 2013, respectively. Additionally, the Company had $67,000, zero and $242,000 in lemon sales to Calavo in fiscal years 2015, 2014 and 2013, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The Company leases office space to Calavo and received rental income of $272,000, $277,000, and $271,000 in fiscal years 2015, 2014 and 2013, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were receivable by the Company from Calavo at October 31, 2015 or 2014. The Company purchased $162,000, $658,000 and $2,418,000 of primarily packed avocados and lemons to sell from Calavo in fiscal years 2015, 2014 and 2013, respectively. No amounts were due to Calavo at October 31, 2015 and 2014, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During fiscal years 2015, 2014 and 2013 the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $1,472,000, $1,583,000 and $1,101,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $531,000 and $592,000 at October 31, 2015 and 2014, respectively

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions (continued)

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. During fiscal years 2015 and 2014, $58,000 and $15,000 of lease expense was incurred in connection with this lease. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $148,000, $82,000, and $18,000 to the Company during the years ended October 31, 2015, 2014 and 2013 respectively. Payments due to the law firm were $42,000 and $1,000 at October 31, 2015 and 2014, respectively.

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

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $6,003,000 for the year ended October 31, 2015 and $6,805,000 for the year ended October 31, 2014. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $218,000, $345,000, and $112,000 during the years ended October 31, 2015, 2014, and 2013 respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $116,000 and $40,000 due to Associated from CRG at October 31, 2015 and October 31, 2014, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program the Company recorded income of $210,000 and $166,000 during the years ended October 31, 2015 and 2014, respectively. In relation to this program, during the years ended October 31, 2015 and 2014 the Company recorded losses on orchard disposals of $160,000 and $183,000, respectively. These net amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amount of $125,000, $119,000 and $59,000 during fiscal years 2015, 2014 and 2013, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at October 31, 2015 and October 31, 2014.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current:
Federal	$(3,315,000)	$(2,820,000)	$(3,589,000)
State	(1,007,000)	(882,000)	(856,000)
Foreign	(2,000)	-	-
Total current provision	(4,324,000)	(3,702,000)	(4,445,000)

Deferred:
Federal	343,000	80,000	1,084,000
State	7,000	49,000	126,000
Total deferred provision	350,000	129,000	1,210,000
Total provision	$(3,974,000)	$(3,573,000)	$(3,235,000)

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2015 and 2014 are as follows:

	2015	2014
Deferred income tax assets (liabilities):
Labor accruals	$246,000	$250,000
Property taxes	(205,000)	(181,000)
State income taxes	337,000	288,000
Prepaid insurance and other	38,000	77,000
Depreciation	(5,518,000)	(5,678,000)
Amortization	683,000	332,000
Impairments of real estate development assets	3,152,000	3,145,000
Derivative instruments	669,000	699,000
Minimum pension liability adjustment	1,715,000	1,945,000
Unrealized net gain on Calavo investment	(5,864,000)	(7,564,000)
Book and tax basis difference of acquired assets	(14,482,000)	(14,093,000)
Other	(196,000)	(261,000)
Net deferred income tax liabilities	$(19,425,000)	$(21,041,000)

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The Board further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. The Company chose to adopt the Update retrospectively in fiscal year ended October 31, 2015 and reclassified $751,000 from net current deferred income tax assets to net deferred income tax liabilities as of October 31, 2014.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

At October 31, 2015, the Company had state operating loss carry-forwards of approximately $400,000. The state loss carry-forwards will begin to expire in fiscal year 2032, unless previously utilized.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2015, 2014, and 2013:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(3,757,000)	(34.0)%	$(3,587,000)	(34.0)%	$(2,768,000)	(34.0)%
State income tax, net of federal benefit	(614,000)	(5.5)%	(552,000)	(5.2)%	(509,000)	(6.2)%
Dividend exclusion	94,000	0.8%	83,000	0.8%	103,000	1.3%
Production deduction	495,000	4.5%	461,000	4.4%	175,000	2.1%
Other permanent items	(192,000)	(1.7)%	22,000	0.2%	(236,000)	(2.9)%
Total income tax provision	$(3,974,000)	(35.9)%	$(3,573,000)	(33.8)%	$(3,235,000)	(39.7)%

The Company recognizes excess tax deductions associated with the vesting of stock grants directly to stockholders’ equity when realized.

At October 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S., California and Arizona. The Company is no longer subject to significant U.S. and state income tax examinations for years prior to the statutory periods of three years for federal and four years for state tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2015.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $375,000 and $500,000 for fiscal years 2015 and 2014, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The components of net periodic benefit cost for the Plan for fiscal years 2015 and 2014 were as follows:

	2015	2014

Administrative expenses	$135,000	$135,000
Interest cost	852,000	820,000
Expected return on plan assets	(1,128,000)	(1,073,000)
Recognized actuarial loss	984,000	781,000
Net periodic benefit cost	$843,000	$663,000

Following is a summary of the Plan’s funded status as of October 31:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$21,959,000	$19,280,000
Service cost	135,000	135,000
Interest cost	852,000	820,000
Benefits paid	(1,031,000)	(1,006,000)
Actuarial (gain) loss	(864,000)	2,730,000
Benefit obligation at end of year	$21,051,000	$21,959,000

Change in plan assets:
Fair value of plan assets at beginning of year	$17,005,000	$16,375,000
Actual return on plan assets	343,000	1,136,000
Employer contributions	375,000	500,000
Benefits paid	(1,031,000)	(1,006,000)
Fair value of plan assets at end of year	$16,692,000	$17,005,000

Reconciliation of funded status:
Fair value of plan assets	$16,692,000	$17,005,000
Benefit obligations	21,051,000	21,959,000
Net plan obligations	$(4,359,000)	$(4,954,000)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(4,359,000)	(4,954,000)
Net obligation recognized in statements of financial position	$(4,359,000)	$(4,954,000)

Reconciliation of amounts recognized in statements of financial position:
Accumulated other comprehensive loss	$(8,015,000)	$(9,077,000)
Accumulated contributions in excess of net periodic benefit cost	3,656,000	4,123,000
Net deficit recognized in statements of financial position	$(4,359,000)	$(4,954,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31:

	2015	2014
Changes recognized in other comprehensive income:
Net (gain) loss arising during the year	$(79,000)	$2,667,000
Amortization or settlement recognition of net loss	(984,000)	(781,000)
Total recognized in other comprehensive (income) loss	$(1,063,000)	$1,886,000

Total recognized in net periodic benefit and other comprehensive (income) loss	$(220,000)	$2,549,000

Presented below is the October 31 year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year:

2015

Initial net asset (obligation)	$–
Prior service credit (cost)	–
Net loss	746,000
Total	$746,000

The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost:

	2015	2014
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.10%	4.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.40%
Expected return on plan assets	7.00%	7.00%

Additional year-end information:
Projected benefit obligation	$21,051,000	$21,959,000
Accumulated benefit obligation	$21,051,000	$21,959,000
Fair value of plan assets	$16,692,000	$17,005,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

17. Retirement Plans (continued)

The Company expects to contribute $500,000 to the Plan in fiscal year 2016. Additionally, benefit payments are expected to be paid during the following fiscal years:

2016	$1,117,000
2017	1,168,000
2018	1,199,000
2019	1,220,000
2020	1,225,000
2021-2025	6,362,000
$12,291,000

The following table sets forth the Plan’s assets as of October 31, 2015, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$525,000	$–	$–	$525,000
Mutual funds	1,238,000	–	–	1,238,000
Pooled funds	–	14,929,000	–	14,929,000
	$1,763,000	14,929,000	$–	$16,692,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2015, 2014, and 2013, the Company contributed to the plan and recognized expenses of $775,000, $647,000, and $615,000, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2015	2014

Minimum pension liability	$4,359,000	$4,954,000
Fair value of derivative instrument	935,000	973,000
Contingent consideration	300,000	300,000
Deposit received for joint venture interest	2,000,000	-
Deferred gain and other	47,000	55,000
	$7,641,000	$6,282,000

19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,865,000 at October 31, 2015. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $21,042,000 and $5,370,000, respectively, at October 31, 2015. The Company’s rental operations revenue includes contingent rental revenue of $135,000, $200,000 and $119,000 for fiscal years 2015, 2014 and 2013, respectively.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2015, are as follows:

2016	$1,792,000
2017	1,621,000
2018	1,387,000
2019	529,000
2020	294,000
Thereafter	1,457,000
$7,080,000

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, pollinating equipment, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2015, 2014 and 2013 was $2,922,000, $3,390,000 and $2,316,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

20. Commitments and Contingencies (continued)

Operating Leases (continued)

Additionally in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in prepaid expenses and other current assets and other assets in the Company’s consolidated balance sheets is $664,000 and $903,000 at October 31, 2015 and 2014, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

Additionally, the Company had agreements which expired in 2014, with an electric utility through the California Solar Initiative which entitled it to receive rebates for energy produced by our solar arrays. These rebates were zero, $91,000 and $992,000 in fiscal years 2015, 2014 and 2013, respectively.

In January 2012, the Company entered into six operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for a ten-year term and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the lessors as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. The Company incurred $1,137,000, $1,641,000, and $724,000 of net lease expense in fiscal years 2015, 2014, and 2013, respectively. During August and December 2015 the Company acquired approximately 900 acres of the leased property.

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

On February 3, 2015, the Company amended its lease agreement with Cadiz. The amendment, among other things; increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. The Company incurred $58,000 and $15,000 of lease expense related to this lease in fiscal years 2015 and 2014, respectively.

Minimum future lease payments are as follows:

2016	$1,341,000
2017	1,259,000
2018	1,227,000
2019	440,000
2020	414,000
Thereafter	2,077,000
$6,758,000

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2015, these outstanding letters of credit totaled $137,000.

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

Because the Series B Stock may be redeemed by holders of the shares at their discretion beginning July 1, 2017, the redemption is outside of the control the Company and accordingly, the Series B Stock has been classified as temporary equity.

In September 2015, 500 shares of Series B preferred stock were converted into 6,250 shares of Limoneira common stock.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

22. Series B and Series B-2 Preferred Stock (continued)

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statement s (continued)

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

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three year period. In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance to be recognized over the next two years as the shares vest. In December 2013, 27,091 shares of common stock with a per share value of $26.82 were granted to management under the Stock Plan for fiscal year 2013 performance, resulting in total compensation expense of approximately $727,000, with $253,000 recognized in the year ended December 31, 2013 and the balance to be recognized over the next two years as the shares vest. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Year Ended October 31,
Year	Granted	2015	2014	2013

2010	62,287	$-	$-	$91,000
2012	34,721	33,000	209,000	209,000
2013	27,091	237,000	237,000	253,000
2014	42,085	352,000	367,000	-
2015	27,424	130,000	-	-
		$752,000	$813,000	$553,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

23. Stockholders’ Equity (continued)

Stock-based compensation (continued)

During fiscal years 2015, 2014, and 2013, respectively, members of management exchanged 10,907, 6,619 and 11,010 shares of common stock with fair value of $275,000, $176,000 and $236,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During fiscal years 2015, 2014 and 2013, respectively, 15,077 13,587 and 9,040 shares of common stock were issued to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $325,000, $303,000 and $200,000 of stock-based compensation in fiscal years 2015, 2014 and 2013, respectively.

Donation of Common Stock

During each June of 2015, 2014 and 2013 the Company donated $100,000 of unregistered common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation. The number of shares of common stock issued was 4,498, 4,552 and 4,859 in 2015, 2014 and 2013, respectively, which was based on the market value of Limoneira common stock on the date of the donation. The Company recognized expense of $100,000 each year, which is included in selling, general and administrative expense. The donations are to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County

24. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2015 and October 31, 2014, the Company has been allocated $729,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of zero, $67,000 and $59,000 in fiscal years 2015, 2014 and 2013, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2015 was $251,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

25. Segment Information

The Company operates in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes farming, harvesting and lemon packing. The other agribusiness segment includes farming and harvesting. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

During the fourth quarter of fiscal year 2015, the Company changed the composition of its operating segments from three reportable segments to four reportable segments by presenting lemon operations separate from other agribusiness. This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources. All prior period disclosures below have been recast to present results on a comparable basis.

The following table provides segment information for fiscal years 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
Lemon operations:
Revenues	$78,978,000	$79,726,000	$58,137,000
Costs and expenses	61,766,000	59,412,000	49,252,000
Operating income	17,212,000	20,314,000	8,885,000

Other agribusiness:
Revenues	16,146,000	18,796,000	21,853,000
Costs and expenses	12,079,000	12,086,000	12,598,000
Operating income	4,067,000	6,710,000	9,255,000

Lemon and other agribusiness depreciation and amortization	3,341,000	2,827,000	1,757,000
Total agribusiness operating income	17,938,000	24,197,000	16,383,000

Rental operations:
Revenues	5,104,000	4,640,000	4,250,000
Costs and expenses	2,859,000	2,651,000	2,213,000
Depreciation and amortization	581,000	422,000	388,000
Operating income	1,664,000	1,567,000	1,649,000

Real estate development:
Revenues	83,000	300,000	644,000
Costs and expenses	1,284,000	1,756,000	1,361,000
Depreciation and amortization	46,000	79,000	67,000
Operating loss	(1,247,000)	(1,535,000)	(784,000)

Selling, general and administrative expenses;	(13,772,000)	(14,336,000)	(11,850,000)
Total operating income	$4,583,000	$9,893,000	$5,398,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

25. Segment Information (Continued)

The following table sets forth revenues by category, by segment for fiscal years 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013

Lemon operations revenues	$78,978,000	$79,726,000	$58,137,000

Avocados	7,132,000	7,374,000	11,683,000
Navel and Valencia oranges	5,626,000	7,616,000	5,528,000
Specialty citrus and other crops	3,388,000	3,806,000	4,642,000
Other agribusiness revenues	16,146,000	18,796,000	21,853,000

Rental operations	2,892,000	2,454,000	2,385,000
Leased land	1,865,000	1,986,000	1,746,000
Organic recycling	347,000	200,000	119,000
Rental operations revenues	5,104,000	4,640,000	4,250,000

Real estate development revenues	83,000	300,000	644,000
Total revenues	$100,311,000	$103,462,000	$84,884,000

26. Sale of Property

On August 21, 2015, the Company sold its Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located near the City of Fillmore, in Ventura County, California. The sales price was $2,750,000 and the gain on the sale was $935,000.

27. Subsequent Events

The Company has evaluated events subsequent to October 31, 2015, to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Based upon this evaluation, except as disclosed below and in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

East Area I Joint Venture Development Agreement

On November 10, 2015, (the “Transaction Date”) the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on Transaction Date. The deposit is included in other long-term liabilities as of October 31, 2015. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which will be expensed in the first quarter of fiscal year 2016. The Company’s investment in the Joint Venture was reduced by the $20,000,000 paid by Lewis. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., as described in Note 7, Real Estate Development, in the amount of $2,100,000, which was capitalized as a component of the Company’s investment in the LLC.

On the Transaction Date, a subsidiary of the Company and Lewis also entered into a limited liability company agreement (the “LLC Agreement”) providing for the admittance of Lewis as a 50% member of the Joint Venture. The LLC Agreement provides that Lewis will serve as the initial manager of the Joint Venture with the right to manage, control, and conduct its day-to-day business and development activities. Certain major decisions, which are enumerated in the LLC Agreement, require approval by an executive committee comprised of two representatives appointed by Lewis and two representatives appointed by the Company.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements (continued)

27. Subsequent Events (continued)

East Area I Joint Venture Development Agreement (continued)

Pursuant to the LLC Agreement, the Joint Venture will own, develop, subdivide, entitle, maintain, improve, hold for investment, market and dispose of the Joint Venture’s property in accordance with the business plan and budget approved by the executive committee.

Further on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture will lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease provides a rate of $1 per year. The Company is in the process of determining a fair value rate for the leased property. The Lease will terminate in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. The Joint Venture is required to provide the Company with written notice 180 days prior to the termination of any portion of the Lease. In any event, the Lease will terminate five years from the Transaction Date.

The Company and the Joint Venture Entity also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the

Company.

Wells Fargo Term Loan

On December 18, 2015, Limoneira Company (the “Company”) drew an advance of $8,000,000 (the “Advance”) from Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) and became obligated under an interim funding agreement with Wells Fargo (the “Interim Funding Agreement”). The Advance was obtained in connection with the Company financing the purchase of certain equipment associated with the Company’s new lemon packing facilities (“Equipment”). Upon the completion of the purchase of the Equipment, the Company intends to include the Advance in the aggregate funding of a $10,000,000 term loan pursuant to a Master Loan and Security Agreement and a Loan Schedule with Wells Fargo (the “Loan Agreements”), with a first priority security interest in the Equipment to Wells Fargo.

The Interim Funding Agreement provides a “Cutoff Date,” of January 31, 2016 whereby if the Equipment has not been delivered to and accepted by the Company, then upon demand the Company is obligated to repay the Advance together with any unpaid interest thereon to Wells Fargo and Wells Fargo will transfer any and all of its rights to the Equipment to the Company. The Advance matures on the earliest of: (i) the date Wells Fargo demands payment after the Cutoff Date, (ii) the date the Equipment is accepted by the Company or (iii) the date the Company repays the Advance. The foregoing summary of the Interim Funding Agreement is qualified in its entirety by reference to the text of the Interim Funding Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein. The interest rate on the Interim Funding Agreement is LIBOR plus 2% and the rate will become fixed upon establishment of the term loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 60.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2015 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2015 and 2014
Consolidated Statements of Operations for the years ended October 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(b)	Exhibits
See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2016.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 11, 2016 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ John W. Blanchard	Director
John W. Blanchard

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

2.1	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.2	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.3	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.4.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.4.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.5	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.4	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.7	Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.8	Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.9	Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.10	Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011 (File No. 001-34755))

10.11	Third Amendment to Amended and Restated Line of Credit Agreement dated March 19, 2014, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

10.12	Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.13	Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

10.14	Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.15	Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.16	Promissory Note and Supplement to Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.17†	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2012 (File No. 001-34755))

10.18†	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011 (File No. 001-34755))

10.19†	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.20	Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.21	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al. , Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.27	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

Exhibit No.	Description

10.28	Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. rushing Trust, Jennifer R. rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed June 10, 2013 (File No. 001-34755))

10.29

Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.30	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))
10.31	Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.32	Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.33	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International, LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.34	Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.35	General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.36	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.37	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.38	Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.39	Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.40	First Amended and Restated limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

Exhibit No.	Description

10.43	Interim Funding Agreement, dated as of December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements
#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.