Form 10-Q
period 2016-01-31
Limoneira CO
filed 2016-03-10
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

As of February 29, 2016, there were 14,171,976 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freeze, rains and droughts that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from crop disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and current exchange rates;

•	availability of financing for land development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strike, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2016	October 31, 2015
Assets
Current assets:
Cash	$60,000	$39,000
Accounts receivable, net	8,844,000	7,420,000
Cultural costs	1,650,000	3,916,000
Prepaid expenses and other current assets	2,876,000	2,387,000
Income taxes receivable	1,992,000	-
Total current assets	15,422,000	13,762,000

Property, plant and equipment, net	145,986,000	128,951,000
Real estate development	99,607,000	96,067,000
Equity in investments	3,161,000	3,047,000
Investment in Calavo Growers, Inc.	18,630,000	18,508,000
Other assets	9,128,000	9,035,000
Total Assets	$291,934,000	$269,370,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,683,000	$6,611,000
Growers payable	6,551,000	5,841,000
Accrued liabilities	3,413,000	5,864,000
Fair value of derivative instrument	729,000	767,000
Current portion of long-term debt	1,877,000	589,000
Total current liabilities	19,253,000	19,672,000
Long-term liabilities:
Long-term debt, less current portion	97,204,000	89,079,000
Deferred income taxes	19,546,000	19,425,000
Other long-term liabilities	5,649,000	7,641,000
Sale-leaseback deferral (Note 8)	21,114,000	-
Total liabilities	162,766,000	135,817,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 29,500 shares issued and outstanding at January 31, 2016 and October 31, 2015) (8.75% coupon rate)	2,950,000	2,950,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2016 and October 31, 2015) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2016 and October 31, 2015)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,171,976 and 14,135,080 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively)	141,000	141,000
Additional paid-in capital	90,962,000	90,759,000
Retained earnings	22,439,000	27,216,000
Accumulated other comprehensive income	3,345,000	3,156,000
Total stockholders’ equity	116,887,000	121,272,000
Total Liabilities and Stockholders’ Equity	$291,934,000	$269,370,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2016	2015
Net revenues:
Agribusiness	$23,567,000	$26,883,000
Rental operations	1,408,000	1,118,000
Real estate development	12,000	10,000
Total net revenues	24,987,000	28,011,000
Costs and expenses:
Agribusiness	25,472,000	25,814,000
Rental operations	949,000	805,000
Real estate development	1,436,000	242,000
Selling, general and administrative	3,464,000	3,667,000
Total costs and expenses	31,321,000	30,528,000
Operating loss	(6,334,000)	(2,517,000)
Other income:
Interest expense, net	(219,000)	(12,000)
Equity in earnings of investments	114,000	85,000
Other income, net	360,000	241,000
Total other income	255,000	314,000

Loss before income tax benefit	(6,079,000)	(2,203,000)

Income tax benefit	2,167,000	755,000
Net loss	(3,912,000)	(1,448,000)
Preferred dividends	(158,000)	(159,000)
Net loss applicable to common stock	$(4,070,000)	$(1,607,000)

Basic net loss per common share	$(0.29)	$(0.11)

Diluted net loss per common share	$(0.29)	$(0.11)

Dividends per common share	$0.05	$0.04

Weighted-average common shares outstanding-basic	14,148,000	14,098,000
Weighted-average common shares outstanding-diluted	14,148,000	14,098,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2016	2015

Net loss	$(3,912,000)	$(1,448,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	113,000	149,000
Unrealized holding gains (losses) of security available-for-sale	75,000	(2,545,000)
Unrealized gains (losses) from derivative instrument	1,000	(173,000)
Total other comprehensive income (loss), net of tax	189,000	(2,569,000)
Comprehensive loss	$(3,723,000)	$(4,017,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2016	2015
Operating activities
Net loss	$(3,912,000)	$(1,448,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,128,000	989,000
Loss on disposal of assets	30,000	160,000
Stock compensation expense	393,000	569,000
Equity in earnings of investments	(114,000)	(85,000)
Cash distributions from equity investments	-	313,000
Accrued interest on note receivable	(5,000)	(12,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,424,000)	(4,083,000)
Cultural costs	2,266,000	2,132,000
Prepaid expenses and other current assets	(539,000)	(23,000)
Income taxes receivable	(1,992,000)	(755,000)
Other assets	178,000	98,000
Accounts payable and growers payable	237,000	622,000
Accrued liabilities	(1,762,000)	(4,403,000)
Other long-term liabilities	159,000	86,000
Net cash used in operating activities	(5,357,000)	(5,840,000)

Investing activities
Capital expenditures	(5,861,000)	(7,065,000)
Proceeds from sale of LLC interest	18,000,000	-
Agriculture property acquisition	(15,098,000)	-
Equity investment contributions	-	(9,000)
Investments in mutual water companies	(8,000)	(8,000)
Net cash used in investing activities	(2,967,000)	(7,082,000)

Financing activities
Borrowings of long-term debt	60,225,000	36,960,000
Repayments of long-term debt	(50,824,000)	(22,957,000)
Dividends paid – common	(708,000)	(635,000)
Dividends paid – preferred	(158,000)	(159,000)
Exchange of common stock	(190,000)	(275,000)
Net cash provided by financing activities	8,345,000	12,934,000
Net increase in cash	21,000	12,000
Cash at beginning of period	39,000	92,000
Cash at end of period	$60,000	$104,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,

	2016	2015
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$227,000	$(12,000)
Cash paid during the period for income taxes, net of refunds received	$5,000	$-
Non-cash investing and financing activities:
Unrealized holding (gain) loss on Calavo investment	$(122,000)	$4,215,000
Increase in real estate development and sale-leaseback deferral	$1,114,000	$-
Settlement of lease obligation related to agricultural property acquisition	$(739,000)	$-
Capital expenditures accrued but not paid at period-end	$325,000	$1,261,000
Accrued interest on note receivable	$5,000	$12,000
Accrued contribution obligation of investment in water company	$270,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2016 and 2015 and balance sheet as of January 31, 2016 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2016 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2015 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2015.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA and Limoneira EA1 Land, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the January 31, 2016 presentation.

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

The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Retrospective adoption is required. The Company has early adopted this guidance as of January 31, 2016 and has reclassified debt issuance costs of $144,000 and $156,000 from other long-term assets to long-term debt as of January 31, 2016 and October 31, 2015, respectively.

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

FASB Accounting Standards Update No. 2016-02, Leases (Topic 832)

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

3. Agriculture Property Acquisition

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and included in property, plant and equipment in the Company’s consolidated balance sheet at January 31, 2016.

Additionally, the Company incurred $111,000 of transaction costs which were capitalized as a component of land value. The purchase price includes the settlement of the balance of the lease obligation as of the closing of the acquisition in the amount of $739,000.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Agriculture Property Acquisition (continued)

The following is a summary of the fair value of the assets acquired on the date of acquisition based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures:

Land	$11,560,000
Land improvements	1,800,000
Buildings and building improvements	110,000
Orchards	1,050,000
Fair value of assets acquired	$14,520,000

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2016 and October 31, 2015, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

January 31, 2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$18,630,000	$–	$–	$18,630,000
Liabilities at fair value:
Derivative	$–	$1,700,000	$–	$1,700,000

October 31, 2015	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$18,508,000	$–	$–	$18,508,000
Liabilities at fair value:
Derivative	$–	$1,702,000	$–	$1,702,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 360,000 shares, representing approximately 2.1% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2016 and October 31, 2015 was $51.75 and $51.41 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2016 and October 31, 2015 the allowances totaled $191,000 and $390,000, respectively.

6. Concentrations

Lemons procured from third-party growers were 60% of lemon supply in the three months ended January 31, 2016, of which one third-party grower was 22% of lemon supply.

The Company sells all of its avocado production to Calavo.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	January 31, 2016	October 31, 2015

Prepaid insurance	$647,000	$598,000
Prepaid supplies	1,173,000	1,064,000
Lemon supplier advances	-	35,000
Deposits	128,000	129,000
Other	928,000	561,000
	$2,876,000	$2,387,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2016	October 31, 2015
Investment in East Area 1	$60,522,000	$57,076,000
East Area 2	2,155,000	2,151,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	25,891,000	25,801,000
	$99,607,000	$96,067,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended January 31, 2016 and 2015, the Company capitalized $3,450,000 and $1,007,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $1,151,000 and $4,000 in the three months ended January 31, 2016 and 2015, respectively.

On November 10, 2015, (the “Transaction Date”) the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the LLC.

On the Transaction Date, the LLC and Lewis also entered into a limited liability company agreement (the “LLC Agreement”) providing for the admittance of Lewis as a 50% member of the Joint Venture. The LLC Agreement provides that Lewis will serve as the manager of the Joint Venture with the right to manage, control, and conduct its day-to-day business and development activities. Certain major decisions, which are enumerated in the LLC Agreement, require approval by an executive committee comprised of two representatives appointed by Lewis and two representatives appointed by the Company.

Pursuant to the LLC Agreement, the Joint Venture will own, develop, subdivide, entitle, maintain, improve, hold for investment, market and dispose of the Joint Venture’s property in accordance with the business plan and budget approved by the executive committee.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Real Estate Development Assets (continued)

East Areas 1 and 2 (continued)

Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture will lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease will terminate in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. In any event, the Lease will terminate five years from the Transaction Date.

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company.

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended January 31, 2016, the Company recorded $1,114,000 of real estate development and a corresponding increase in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

Contributions made by the Company to the LLC and the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method.

In connection with facilitating the annexation of East Area I into the City of Santa Paula, during February 2014 the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No costs have been incurred to date in relation to this agreement.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2016 and October 31, 2015 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle in the three months ended January 31, 2016 and 2015 and as such, no costs were capitalized. Additionally, in relation to these parcels, the Company incurred expenses of $43,000 in the three months ended January 31, 2016 and 2015.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. Real estate development activities are currently idle except for vineyard development which began in fiscal year 2014. During the three months ended January 31, 2016 and 2015, the Company capitalized $90,000 and $150,000, respectively, of costs related to vineyard development. Additionally, in relation to this project, the Company incurred net expenses of $241,000 and $185,000 during the three months ended January 31, 2016 and 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares to Calavo for a total of $6,433,000, recognizing a gain of $5,033,000. The Company continues to own 360,000 shares of Calavo common stock.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains and losses on shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. The Company recorded unrealized holding gains and (losses) of $122,000 ($75,000 net of tax) and ($4,215,000) (($2,545,000) net of tax) during the three months ended January 31, 2016 and 2015, respectively.

10. Other Assets

Other assets consist of the following:

	January 31, 2016	October 31, 2015

Investments in mutual water companies	$4,309,000	$4,031,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,605,000	1,753,000
Note receivable	594,000	589,000
Acquired trade names and trademarks, net	404,000	446,000
Goodwill	680,000	680,000
	$9,128,000	$9,035,000

11. Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2016	October 31, 2015

Compensation	$1,044,000	$1,655,000
Income taxes	-	180,000
Property taxes	193,000	541,000
Interest	266,000	263,000
Deferred rental income and deposits	869,000	892,000
Lease expense	93,000	827,000
Lemon supplier payables	66,000	788,000
Capital expenditures and other	882,000	718,000
	$3,413,000	$5,864,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2016	October 31, 2015
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.42% at January 31, 2016, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$83,382,000	$83,834,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at January 31, 2016. The loan is payable in quarterly installments through November 2022.	4,102,000	4,235,000

Farm Credit West non-revolving line of credit: the interest rate is variable and was 2.95% at January 31, 2016. Interest is payable monthly and the principal is due in full in May 2018.	492,000	492,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at January 31, 2016. The loan is payable in monthly installments through October 2035.	1,249,000	1,263,000

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	10,000,000	-
Subtotal	99,225,000	89,824,000
Less deferred financing costs	144,000	156,000
Total long-term debt, net	99,081,000	89,668,000
Less current portion	1,877,000	589,000
Long-term debt, less current portion	$97,204,000	$89,079,000

The Rabobank revolving credit facility provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $92,556,000 at January 31, 2016.

The Company entered into a $10,000,000 term loan (the “Term Loan”) on January 20, 2016 with Wells Fargo Equipment Finance, Inc. (“Wells Fargo”) with security on the loan comprised of certain equipment associated with the Company’s new packing facilities. The Term Loan is payable in monthly installments through January 2023 and bears interest at 3.58%. The Term Loan contains affirmative and restrictive covenants including, among other customary covenants and default provisions, a requirement that the Company maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31. The Term Loan includes a prepayment penalty of 2% of the unpaid balance for the first eighteen months, with no prepayment penalty thereafter.

On February 20, 2016, the Company entered into a loan agreement with Farm Credit West and repaid the Farm Credit West non-revolving line of credit in full as further described in Note 21.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $507,000 and $609,000 was capitalized during the three months ended January 31, 2016 and 2015, respectively, and is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	January 31, 2016	October 31, 2015	January 31, 2016	October 31, 2015
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,700,000	$1,702,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and is accounted for as a hedge under the short-cut method. Therefore, the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at January 31, 2016 and October 31, 2015.

14. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2016 and 2015 because such shares were anti-dilutive.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $151,000 and $156,000 of rental income from employees in the three months ended January 31, 2016 and 2015, respectively. There were no rental payments due from employees at January 31, 2016 and October 31, 2015.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $653,000 and $586,000 in the three months ended January 31, 2016 and 2015, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $292,000 and $175,000 at January 31, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $456,000 and $342,000 from the association in the three months ended January 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $22,000 and $142,000 at January 31, 2016 and October 31, 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

The Company recorded dividend income of $288,000 and $375,000 in the three months ended January 31, 2016 and 2015, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had $2,000 and $6,000 of avocados sales to Calavo for the three months ended January 31, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at January 31, 2016 and October 31, 2015. Additionally, the Company leases office space to Calavo and received rental income of $68,000 in each of the three months ended January 31, 2016 and 2015. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2016 and 2015, the aggregate amount of lemons procured from entities owned or controlled by members of the Company’s board of directors was $55,000 and $56,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were zero and $531,000 at January 31, 2016 and October 31, 2015, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of zero and $52,000 to the Company during the three months ended January 31, 2016 and 2015, respectively. The Company incurred lease and farming expenses of $44,000 and $9,000 in the three months ended January 31, 2016 and 2015, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. Payments due to Cadiz were $90,000 and $32,000 at January 31, 2016 and October 31, 2015, respectively.

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

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $2,584,000 and $4,071,000 for the three months ended January 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $229,000 and $305,000 in the three months ended January 31, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $6,000 and $116,000 due to Associated from CRG at January 31, 2016 and October 31, 2015, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, during the three months ended January 31, 2016 and 2015 the Company recorded revenues of $50,000 each quarter, respectively, and recorded losses on orchard disposals of zero and $160,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $17,000 and $15,000 from YMIDD during the three months ended January 31, 2016 and 2015, respectively and such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There was $17,000 and zero receivable from YMIDD at January 31, 2016 and October 31, 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services, and received expense reimbursements of $31,000 and $39,000 in the three months ended January 31, 2016 and 2015, respectively. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were zero and $712,000 at January 31, 2016 and October 31, 2015, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended January 31, 2016 and 2015, the Company received cash distributions of zero and $313,000, respectively, and recorded equity in earnings of this investment of $175,000 and $183,000, respectively.

On August 14, 2014, through the Company’s wholly owned subsidiary, Limoneira Chile SpA, it invested $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized zero and $119,000 of lemon sales to Rosales in the three months ended January 31, 2016 and 2015, respectively, and such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were zero at January 31, 2016 and October 31, 2015, respectively. Additionally, the Company recorded equity in losses of this investment of $10,000 and $46,000 and amortization of fair value basis differences of $52,000 in each of the three months ended January 31, 2016 and 2015, respectively.

16. Income Taxes

The Company’s estimated effective tax rate for the first quarter of fiscal year 2016 is approximately 35.7%, inclusive of certain discrete items.

There has been no material change to the Company’s uncertain tax position for the three months ended January 31, 2016. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2016.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $125,000 during the three months ended January 31, 2016 and 2015, respectively.

The components of net periodic benefit cost for the Plan for the three months ended January 31 were as follows:

	2016	2015
Administrative expenses	$31,000	$34,000
Interest cost	209,000	213,000
Expected return on plan assets	(269,000)	(282,000)
Recognized actuarial loss	186,000	246,000
Net periodic benefit cost	$157,000	$211,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2016	October 31, 2015

Minimum pension liability	$4,329,000	$4,359,000
Fair value of derivative instrument	971,000	935,000
Contingent consideration	300,000	300,000
Deposit received for joint venture interest	-	2,000,000
Deferred gain and other	49,000	47,000
	$5,649,000	$7,641,000

19. Stock-based Compensation

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

Performance	Shares	Three Months Ended January 31,
Year	Granted	2016	2015
2012	34,721	$-	$33,000
2013	27,091	-	59,000
2014	42,085	88,000	88,000
2015	27,424	32,000	64,000
		$120,000	$244,000

During the three months ended January 31, 2016 and 2015 members of management exchanged 12,433 and 10,907 shares, respectively of common stock with fair value of $190,000 and $275,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2016 and 2015, 21,905 and 15,077 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $273,000 and $325,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2016 and 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information

The Company operates in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes farming, harvesting and lemon packing. The other agribusiness segment includes farming and harvesting of avocados, oranges and specialty citrus. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

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

Segment information for the three months ended January 31, 2016 and 2015:

	Three Months Ended January 31,
	2016	2015
Lemon operations:
Revenues	$21,865,000	$24,698,000
Costs and expenses	21,631,000	22,083,000
Operating income	234,000	2,615,000

Other agribusiness:
Revenues	1,702,000	2,185,000
Costs and expenses	2,954,000	2,940,000
Operating loss	(1,252,000)	(755,000)

Lemon and other agribusiness depreciation and amortization	887,000	791,000
Total agribusiness operating (loss) income	(1,905,000)	1,069,000

Rental operations:
Revenues	1,408,000	1,118,000
Costs and expenses	778,000	668,000
Depreciation and amortization	171,000	137,000
Operating income	459,000	313,000

Real estate development:
Revenues	12,000	10,000
Costs and expenses	1,421,000	233,000
Depreciation and amortization	15,000	9,000
Operating loss	(1,424,000)	(232,000)

Selling, general and administrative expenses	(3,464,000)	(3,667,000)
Total operating loss	$(6,334,000)	$(2,517,000)

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

The following table sets forth revenues by category, by segment for three months ended January 31, 2016 and 2015:

	Three Months Ended January 31,
	2016	2015

Lemon operations revenues	$21,865,000	$24,698,000

Avocados	2,000	6,000
Navel and Valencia oranges	1,041,000	1,456,000
Specialty citrus and other crops	659,000	723,000
Other agribusiness revenues	1,702,000	2,185,000

Residential and commercial rentals	866,000	631,000
Leased land	491,000	467,000
Organic recycling	51,000	20,000
Rental operations revenues	1,408,000	1,118,000

Real estate development revenues	12,000	10,000
Total revenues	$24,987,000	$28,011,000

21. Subsequent Events

The Company has evaluated events subsequent to January 31, 2016 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described below and in the notes to the consolidate financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Farm Credit West Term Loan

On February 16, 2016, the Company entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a term loan in the amount of $10,000,000 (“Term Loan A”) and a term loan in the amount of $7,500,000 (“Term Loan B”, together with Term Loan A, the “Term Loans”). The Term Loans mature on March 1, 2036 and are secured by certain of the Company’s agricultural properties. Term Loan A bears interest at a fixed rate of 4.70% for the life of the loan. Term Loan B bears interest at a fixed rate of 3.62% for the first five years of the loan and at the end of such time, on March 1, 2021, unless the remaining balance of Term Loan B is repaid or fixed for an additional period, the fixed rate for Term Loan B will automatically convert to the then current variable interest rate for which Term Loan B is eligible. The Term Loans provide for monthly principal and interest payments and are pre-payable in whole or in part after September 1, 2016.

The proceeds from the Term Loans were used to repay the Farm Credit West Line of Credit and pay down outstanding indebtedness under the revolving credit facility the Company has with Rabobank, N.A.,

Additionally, the loan agreement includes default provisions that at the Lender’s option may cause all principal, interest and other amounts that may have been advanced under the loan to become immediately due and payable by the Company.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare, San Bernardino, and San Luis Obispo Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,100 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”).

For more than 100 years, we have been making strategic investments in California agricultural and real estate development.  We currently have four active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed units and another approximately 1,800 units in various stages of planning and entitlement.

Business Division Summary

We have three business divisions: agribusiness, rental operations, and real estate development. The agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our four reportable segments, lemon operations, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.

Agribusiness

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

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2016, lemon sales were comprised of approximately 72% in domestic and Canadian sales, 24% in sales to domestic exporters and 4% in international sales. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Our avocado producing business is important to us yet faces constraints on growth as there is little additional land that can be cost-effectively acquired to support new avocado orchards in Southern California. Also, avocado production is cyclical as avocados typically bear fruit on a bi-annual basis with large crops in one year followed by smaller crops the next year. While our avocado production can be volatile, the profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

In addition to growing lemons and avocados, we grow oranges, specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons. We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends. For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased. As a result, we have focused our orange production on high quality late season Navel oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets. We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits. Because we carefully monitor the respective markets of specialty citrus and other crops and we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 5%, 4% and 5% of our consolidated revenues in fiscal years 2015, 2014 and 2013, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees; a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division represented 1% of our consolidated revenues in each of fiscal years 2015, 2014 and 2013. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate.

Water Resources and California Drought

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water and irrigation districts in California’s Tulare County, which is in the San Joaquin Valley. Following our acquisition of Associated we began using surface water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. Rainfall, snow levels and water content of snow pack have been significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system and no water is expected to be provided to San Joaquin Valley farmers this year and only 50% of the contracted amount will be provided to urban areas from this water system.

The impact of the drought on water consumers varies with the sources of available water. Depending on the location of our agricultural operations, we obtain our water from aquifers, water delivered by water federal, state and local water and irrigation districts and rainfall. Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.

Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin.

We use a combination of ground water provided by wells and water from various local water and irrigation districts in Tulare County, California which is in the agriculturally productive San Joaquin Valley.

We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardine, California.

Our Windfall Farms property located in San Luis Obispo County, California, obtains water from wells deriving water from the Paso Robles Basin.

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

Recent Developments

A project to double the capacity and increase the efficiency of our lemon packing facilities was substantially completed during fiscal year 2015 and is expected to become operational in March 2016. To date we have capitalized approximately $26.7 million and in fiscal year 2015 we capitalized approximately $15.6 million of costs in connection with construction services and equipment related to this project. The project is expected to cost approximately $27.0 million in the aggregate.

In September 2015 and December 2015, we completed the acquisition of 914 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley for approximately $18.5 million. The orchards were acquired pursuant to purchase options contained in certain operating leases we have been party to since 2012 for approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which we refer to as the Sheldon Ranch leases.

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

On December 18, 2015, we drew an advance of $8.0 million from Wells Fargo Equipment Finance, Inc. and became obligated under an interim funding agreement with Wells Fargo. The advance was obtained in connection with us financing the purchase of certain equipment associated with our new lemon packing facilities. On January 20, 2016, we included the advance in the aggregate funding of a $10.0 million term loan pursuant to a Master Loan and Security Agreement and a Loan Schedule with Wells Fargo, with a first priority security interest in the equipment to Wells Fargo. The interest rate is 3.58% and the loan is payable in monthly installments through January 2023.

On February 16, 2016, we entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a $10.0 million term loan and a $7.5 million term loan. The term loans mature on March 1, 2036 and are secured by certain of our agricultural properties. The $10.0 million term loan bears interest at a fixed rate of 4.70% for the life of the loan. The $7.5 million term loan bears interest at a fixed rate of 3.62% for the first five years of the loan and at the end of such time, will convert to a variable interest rate. The term loans provide for monthly principal and interest payments and are pre-payable in whole or in part after September 1, 2016. The proceeds from the term loans were received February 19, 2016 and were used to pay off the Farm Credit West Line of Credit and pay down outstanding indebtedness under the revolving credit facility we have with Rabobank, N.A., which provides additional availability for acquisitions and real estate development.

For fiscal year 2015, we declared cash dividends to our stockholders totaling $0.18 per common share in the aggregate amount of approximately $2.5 million compared to a total of $0.17 per common share in the aggregate amount of approximately $2.3 million for fiscal year 2014. On December 15, 2015, we declared a quarterly cash dividend of $0.05 per common share which was paid on January 15, 2016 in the aggregate amount of approximately $0.7 million to stockholders of record on December 28, 2015. This represents an 11% increase compared to our previous quarterly dividend of $0.045 per common share.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

	Quarters Ended January 31,
	2016		2015
Net revenues:
Agribusiness	$23,567,000	94%	$26,883,000	95%
Rental operations	1,408,000	5%	1,118,000	4%
Real estate development	12,000	1%	10,000	1%
Total net revenues	24,987,000	100%	28,011,000	100%
Costs and expenses:
Agribusiness	25,472,000	81%	25,814,000	84%
Rental operations	949,000	3%	805,000	3%
Real estate development	1,436,000	4%	242,000	1%
Selling, general and administrative	3,464,000	12%	3,667,000	12%
Total costs and expenses	31,321,000	100%	30,528,000	100%
Operating income (loss):
Agribusiness	(1,905,000)		1,069,000
Rental operations	459,000		313,000
Real estate development	(1,424,000)		(232,000)
Selling, general and administrative	(3,464,000)		(3,667,000)
Operating loss	(6,334,000)		(2,517,000)
Other income (expense):
Interest income expense, net	(219,000)		(12,000)
Equity in earnings of investments	114,000		85,000
Other income, net	360,000		241,000
Total other income	255,000		314,000
Loss before income tax benefit	(6,079,000)		(2,203,000)
Income tax benefit	2,167,000		755,000
Net loss	$(3,912,000)		$(1,448,000)

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

	Three months ended January 31,
	2016	2015

Net loss	$(3,912,000)	$(1,448,000)
Interest expense, net	219,000	12,000
Income tax benefit	(2,167,000)	(755,000)
Depreciation and amortization	1,128,000	989,000
EBITDA	$(4,732,000)	$(1,202,000)

First Quarter of Fiscal Year 2016 Compared to the First Quarter of Fiscal Year 2015

Revenues

Total revenue for the first quarter of fiscal year 2016 was $25.0 million compared to $28.0 million for the first quarter of fiscal year 2015. The 11% decrease of $3.0 million was primarily the result of decreased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2016	2015	Change
Lemons	$21,865,000	$24,698,000	$(2,833,000)	(11)%
Avocados	2,000	6,000	(4,000)	(67)%
Navel and Valencia oranges	1,041,000	1,456,000	(415,000)	(29)%
Specialty citrus and other crops	659,000	723,000	(64,000)	(9)%
Agribusiness revenues	$23,567,000	$26,883,000	$3,316,000	(12)%

•	Lemons: The decrease in the first quarter of fiscal year 2016 was primarily the result of lower volume of fresh lemons sold partially offset by higher prices compared to the same period in fiscal year 2015. In the first three months of fiscal years 2016 and 2015, fresh lemon sales were $17.7 million and $20.4 million, respectively, on 753,000 and 869,000 cartons of lemons sold at average per carton prices of $23.46 and $23.40, respectively. The decrease in volume in the first quarter of fiscal year 2016 was primarily due to lower production from our orchards in Yuma, Arizona. Additionally, lemon by-product, shipping and handling and other lemon sales were $4.2 million in the first three months of fiscal year 2016 compared to $4.3 million in the same period in fiscal year 2015.

•	Avocados: No significant sales of avocados were recorded in the first quarters of fiscal years 2016 and 2015.

•	Navel and Valencia oranges: The decrease in the first quarter of fiscal year 2016 was attributable to lower volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2015. In the first quarter of fiscal year 2016, 127,000 40-pound carton equivalents of oranges were sold at average per carton prices of $8.20 compared to 188,000 40-pound carton equivalents sold at average per carton prices of $7.97 in the first quarter of fiscal year 2015. The lower volume in the first quarter of fiscal year 2016 was primarily the result of fewer harvest days in January due to increased rainfall compared to the same period in fiscal year 2015.

•	Specialty citrus and other crops: The decrease in the first quarter of fiscal year 2016 was attributable to lower volume of specialty citrus sold partially offset by higher prices compared to the same period in fiscal year 2015. In the first quarter of fiscal year 2016, 63,000 40-pound carton equivalents of specialty citrus were sold at average per carton prices of $10.46 compared to 74,000 40-pound carton equivalents sold at average per carton prices of $9.46 in the first quarter of fiscal year 2015. The lower volume in the first quarter of fiscal year 2016 was primarily the result of fewer harvest days in January due to increased rainfall compared to the same period in fiscal year 2015.

Costs and Expenses

Total costs and expenses for the first quarter of fiscal year 2016 were $31.3 million compared to $30.5 million for the first quarter of fiscal year 2015, a 3% increase of $0.8 million. This increase was primarily attributable to increases in our real estate development costs partially offset by decreases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2016	2015	Change
Packing costs	$5,954,000	$6,538,000	$(584,000)	(9)%
Harvest costs	2,516,000	3,319,000	(803,000)	(24)%
Growing costs	6,527,000	6,167,000	360,000	6%
Third-party grower costs	9,588,000	8,999,000	589,000	7%
Depreciation and amortization	887,000	791,000	96,000	12%
Agribusiness costs and expenses	$25,472,000	$25,814,000	$(342,000)	(1)%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale, such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease in the first quarter of fiscal year 2016 is primarily attributable to lower volume of lemons packed and sold compared to the same period in fiscal year 2015. During the first quarter of fiscal year 2016, we packed and sold 753,000 cartons of lemons and 47,000 cartons of specialty citrus at average per carton costs of $7.44, compared to 869,000 cartons of lemons and 28,000 cartons of specialty citrus packed and sold at average per carton costs of $7.24 during the same period in fiscal year 2015.

•	Harvest costs: The decrease in the first quarter of fiscal year 2016 is primarily attributable to lower harvest volumes of lemons, oranges and specialty citrus compared to the same period in fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first quarter of fiscal year 2016 is primarily due to increased soil amendments and pest control treatments for the Asian Citrus Psyllid compared to the same period in fiscal year 2015.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first quarter of fiscal year 2016 is primarily due to higher prices of third-party grower lemons sold. Of the 753,000 and 869,000 cartons of lemons sold during the first quarter of fiscal years 2016 and 2015, respectively, 448,000 (60)% and 437,000 (50)% were procured from third-party growers at average per carton prices of $21.24 and $20.37, respectively. Additionally, we incurred $36,000 of costs for purchased, packed fruit to sell in the first quarter of fiscal year 2016, compared to $139,000 during the same period in fiscal year 2015.

•	Depreciation expense for the first quarter of fiscal year 2016 was $0.1 million higher than the first quarter of fiscal year 2015 primarily due to an increase in assets placed into service and our acquisition of the Sheldon Ranches.

Real estate development costs and expenses were $1.4 million in the first quarter of fiscal year 2016 compared to $0.2 million in the first quarter of fiscal year 2015. The increase in the first quarter of fiscal year 2016 was primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with the Lewis Group of Companies for the residential development of our East Area I real estate development project.

Other Income/Expense

Other income, net was $0.3 million for the three months ended January 31, 2016 and is comprised primarily of $0.1 million of equity in earnings of investments and $0.3 million of dividend income received from Calavo Grower, Inc. (“Calavo”), partially offset by $0.2 million of net interest expense. Other income, net was $0.3 million for the three months ended January 31, 2015 and is comprised primarily of $0.1 million of equity in earnings of investments and $0.4 million of dividend income received from Calavo, partially offset by $0.2 million of losses on orchard disposals related to our participation in the YMIDD fallowing program.

Income Taxes

We recorded an estimated income tax benefit of $2.2 million in the first quarter of fiscal year 2016 on pre-tax losses of $6.1 million compared to an estimated income tax benefit of $0.8 million on pre-tax losses of $2.2 million in the first quarter of fiscal year 2015.

Our estimated effective tax rate for the first quarter of fiscal year 2016 was 35.7% inclusive of certain discrete items. In comparison, our estimated effective tax rate for the first quarter of fiscal year 2015 was 34.3% inclusive of certain discrete items.

Segment Results of Operations

During the fourth quarter of our fiscal year ended October 31, 2015, we changed the composition of our operating segments from three reportable segments to four reportable segments by presenting our lemon operations separate from other agribusiness. This change was made to align operating segments with the basis that our chief operating decision maker uses to review financial information to make operating decisions, assess performance, develop strategy and allocate capital resources. See Segment Information in the notes to the consolidated financial statements included in this Quarterly Report for additional information regarding our operating segments. All prior period information below has been recast to present results on a comparable basis.

We evaluate the performance of our lemon operations, other agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three months ended January 31, 2016 and 2015:

	Three Months Ended January 31,
	2016	2015
Lemon operations:
Revenues	$21,865,000	$24,698,000
Costs and expenses	21,631,000	22,083,000
Operating income	234,000	2,615,000

Other agribusiness:
Revenues	1,702,000	2,185,000
Costs and expenses	2,954,000	2,940,000
Operating loss	(1,252,000)	(755,000)

Lemon and other agribusiness depreciation and amortization	887,000	791,000
Total agribusiness operating (loss) income	(1,905,000)	1,069,000

Rental operations:
Revenues	1,408,000	1,118,000
Costs and expenses	778,000	668,000
Depreciation and amortization	171,000	137,000
Operating income	459,000	313,000

Real estate development:
Revenues	12,000	10,000
Costs and expenses	1,421,000	233,000
Depreciation and amortization	15,000	9,000
Operating loss	(1,424,000)	(232,000)

Selling, general and administrative expenses	(3,464,000)	(3,667,000)
Total operating loss	$(6,334,000)	$(2,517,000)

First Quarter of Fiscal Year 2016 Compared to the First Quarter of Fiscal Year 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the first quarter of fiscal year 2016 our lemon operations segment revenue was $21.9 million compared to $24.7 million for the first quarter of fiscal year 2015; an 11% decrease of $2.8 million.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs and costs related to the fruit we procure from third-party growers. For the first quarter of fiscal year 2016, our lemon operations costs and expenses were $21.6 million compared to $22.1 million for the first quarter of fiscal year 2015. The 2% decrease of $0.5 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2016 were $0.6 million lower than the first quarter of fiscal year 2015.

•	Harvest costs for the first quarter of fiscal year 2016 were $0.7 million lower than the first quarter of fiscal year 2015.

•	Growing costs for the first quarter of fiscal year 2016 were $0.2 million higher than the first quarter of fiscal year 2015.

•	Third-party grower costs for the first quarter of fiscal year 2016 were $0.6 million higher than the first quarter of fiscal year 2015.

Other Agribusiness

For the first quarter of fiscal year 2016 our other agribusiness segment revenue was $1.7 million compared to $2.2 million for the first quarter of fiscal year 2015. The 22% decrease of $0.5 million primarily consists of the following:

•	Avocado revenue for the first quarter of fiscal year 2016 was similar to the first quarter of fiscal year 2015.

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2016 was $0.4 million lower than the first quarter of fiscal year 2015.

•	Specialty citrus and other crop revenue for the first quarter of fiscal year 2016 was $0.1 million lower than the first quarter of fiscal year 2016.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. For the first quarter of fiscal year 2016, our other agribusiness costs and expenses were $3.0 million compared to $2.9 million for the first quarter of fiscal year 2015. The 3% increase of $0.1 million primarily consists of the following:

•	Harvest costs for the first quarter of fiscal year 2016 were $0.1 million lower than the first quarter of fiscal year 2015.

•	Growing costs for the first quarter of fiscal year 2016 were $0.2 million higher than the first quarter of fiscal year 2015.

Lemon and other agribusiness depreciation and amortization for the first quarter of fiscal year 2016 were $0.1 million higher than the first quarter of fiscal year 2015.

Rental Operations

For the first quarter of fiscal years 2016 our rental operations had revenues of $1.4 million compared to $1.1 million in the same period of fiscal year 2015. The $0.3 million increase in the first quarter of fiscal year 2016 is primarily due to rental revenue from to 65 additional agriculture workforce housing farm units we began renting in May 2015.

Costs and expenses in our rental operations segment were $0.9 million in the first quarter of fiscal year 2016, compared to $0.8 million in the first quarter of fiscal year 2015. Depreciation expense for the first quarter of fiscal year 2016 was $34,000 higher than the first quarter of fiscal year 2015.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2016 and 2015.

Costs and expenses in our real estate development segment were $1.4 million in the first quarter of fiscal year 2016 compared to $0.2 million in the first quarter of fiscal year 2015.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first quarter of fiscal year 2016 were similar to the first quarter of fiscal year 2015. Depreciation expense was similar quarter to quarter.

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

Results of Operations for the Trailing Twelve Months ended January 31, 2016 and January 31, 2015

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Twelve months ended January 31,
	2016	2015
Net revenues:
Agribusiness	$91,808,000	$100,701,000
Rental	5,394,000	4,624,000
Real estate development	85,000	266,000
Total net revenues	97,287,000	105,591,000
Costs and expenses:
Agribusiness	76,844,000	76,677,000
Rental	3,584,000	3,150,000
Real estate development	2,524,000	1,298,000
Impairments of real estate development assets	-	435,000
Selling, general and administrative	13,569,000	14,462,000
Total costs and expenses	96,521,000	96,022,000
Operating income	766,000	9,569,000
Other income (expense):
Interest income (expense), net	(355,000)	28,000
Gain on sale of stock in Calavo Growers, Inc.	5,033,000	-
Gain on sale of Wilson Ranch	935,000	-
Equity in earnings (losses) of investments	272,000	264,000
Other income, net	529,000	436,000
Total other income	6,414,000	728,000
Income before income taxes	7,180,000	10,297,000
Income tax provision	(2,562,000)	(3,535,000)
Net income	$4,618,000	$6,762,000

Twelve Months Ended January 31, 2016 Compared to the Twelve Months Ended January 31, 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues decreased $8.3 million in the twelve months ended January 31, 2016 compared to the twelve months ended January 31, 2015 primarily due to decreased agribusiness revenues, particularly decreased lemon, orange and pistachio sales, partially offset by increased rental revenues.

•	Total costs and expenses increased $0.5 million in the twelve months ended January 31, 2016 compared to the twelve months ended January 31, 2015 primarily due to increases in our real estate development costs partially offset by decreases in selling, general and administrative expenses. The increase in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering a joint venture in November 2015 to develop our East Area I real estate development project. The decrease in selling, general and administrative expenses is primarily attributable to decreased incentive compensation partially offset by increases in certain legal and consulting expenses associated with our East Area I real estate development project.

•	Total other income increased $5.7 million in the twelve months ended January 31, 2016 compared to the twelve months ended January 31, 2015 primarily due to the August 2015 gain on sale of Wilson Ranch and the October 2015 gain on sale of stock in Calavo.

•	Income tax provision decreased $1.0 million in the twelve months ended January 31, 2016 compared to the twelve months ended January 31, 2015 primarily due to a $3.1 million decrease in earnings before income taxes.

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

Cash Flows from Operating Activities

For the first quarters of fiscal years 2016 and 2015, net cash used in operating activities was $5.4 million and $5.8 million, respectively. The significant components of our cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2016 was $3.9 million compared to $1.4 million for the first quarter of fiscal year 2015. The increase in loss of $2.5 million in the first quarter of fiscal year 2016 was primarily attributable to an increase in operating loss of $3.8 million offset by $1.4 million increase in income tax benefit.

•	Depreciation and amortization increased $0.1 million in the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to an increase in assets placed into service and the acquisition of the Sheldon Ranches in September and December 2015.

•	Loss on disposal of fixed assets of $0.2 million in the first quarter of fiscal year 2015 was primarily the result of expenses incurred from orchard disposals related to the Pilot Fallowing Program agreement with YMIDD.

•	Non-cash stock compensation expense was $0.4 million and $0.6 million in the first quarter of fiscal years 2016 and 2015, respectively, and is primarily comprised of vesting of 2013, 2014 and 2015 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Accounts receivable, net balance at January 31, 2016 was $8.8 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.4 million for the first quarter of fiscal year 2016. Accounts receivable, net balance was $11.3 million at January 31, 2015 compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $4.1 million for the first quarter of fiscal year 2015. Our accounts receivable balance typically increases during our fiscal first quarter primarily due to the seasonal nature of our agribusiness operations. The decrease in operating cash flows used in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.3 million in operating cash flows in the three months ended January 31, 2016 compared to providing $2.1 million in operating cash flows during the same period of fiscal year 2015. This increase was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2016 and the related increase in amortization of such costs during the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

•	Income taxes receivable balance at January 31, 2016 was $2.0 million compared to zero at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $2.0 million for the first quarter of fiscal year 2016. Income taxes receivable balance at January 31, 2015 was $1.9 million compared to $1.1 million at October 31, 2013 resulting in a corresponding decrease in operating cash flows of $0.8 million for the first quarter of fiscal year 2015.

•	Accounts payable and growers payable provided $0.2 million of cash from operating activities in the three months ended January 31, 2016 compared to $0.6 million in the same period of fiscal year 2015. The $0.2 million of cash provided in the first quarter of fiscal year 2016 was primarily the result of a $0.8 million increase in accounts payable and growers payable offset by $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company. The $0.6 million of cash provided in the first quarter of fiscal year 2015 was primarily the result of a $2.1 million increase in accounts payable and growers payable partially offset by $1.3 million of capital expenditures accrued but not paid at period end.

•	Accrued liabilities used $1.8 million in operating cash flows in the first quarter of fiscal year 2016 compared to $4.4 million in the same period of fiscal year 2015. The $1.8 million of operating cash flows used in the first quarter of fiscal year 2016 were primarily comprised of payments for incentive compensation, lease expense and lemon suppliers. The $4.4 million of operating cash flows used in the first quarter of fiscal year 2015 were comprised primarily of payments for income taxes and incentive compensation.

•	Other long-term liabilities provided operating cash flows of $0.2 million in the first quarter of fiscal year 2016 and represented non-cash pension expense. The $0.1 million of operating cash flows provided in the first quarter of fiscal year 2015 represented $0.2 million of non-cash pension expense offset by $0.1 million of pension contributions.

Cash Flows from Investing Activities

For the three months ended January 31, 2016, net cash used in investing activities was $3.0 million compared to $7.1 million for the same period in fiscal year 2015.

Net cash used in investing activities is primarily comprised of capital expenditures and other investing activities. Capital expenditures were $5.9 million in the first quarter of fiscal year 2016, comprised of $3.5 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and $2.4 million for real estate development projects. Additionally, in the first quarter of fiscal year 2016 we purchased 757 acres of agriculture property for $15.1 million and received $18.0 million for a 50% interest in a joint venture that will develop our East Area I real estate development project. Capital expenditures were $7.1 million in the first quarter of fiscal year 2015, comprised of $6.2 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $0.9 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2016, net cash provided by financing activities was $8.3 million compared to $12.9 million for the same period in fiscal year 2015. The $4.6 million decrease in net cash flows from financing activities for the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 is primarily due to net borrowings of long-term debt in the amount of $9.4 million in the first quarter of fiscal year 2016 and $14.0 million of net borrowings in the first quarter of fiscal year 2015, which is largely the result of $0.5 million increase in cash flows from operating activities and $4.1 million increase in cash flows from investing activities in the first quarter of fiscal year 2016. Additionally, we paid common and preferred dividends of $0.9 million in the first quarter of fiscal year 2016 compared to $0.8 million in first quarter of fiscal year 2015.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans, the Farm Credit West Line of Credit and the Wells Fargo Term Loan. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans, the Farm Credit West Line of Credit and the Wells Fargo Term Loan can be found in the notes to the consolidated financial statements included in this Form 10-Q.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2016. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of January 31, 2016, our outstanding borrowings under the Rabobank Credit Facility were $83.4 million and we had $9.2 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.22% at January 31, 2016. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $92.6 million at January 31, 2016.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Form 10-Q.

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

Farm Credit West Term Loans and Non-Revolving Credit Facility

As of January 31, 2016, we had an aggregate of approximately $5.8 million outstanding under the Farm Credit West Term Loans and Farm Credit West Line of Credit. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2016, we had $4.1 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.95% at January 31, 2016. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2016, our wholly owned subsidiary, Windfall Investors, LLC (“Windfall”), had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 2.95% at January 31, 2016. This term loan is secured by the Windfall Farms property.

•	Non-Revolving Line of Credit Maturing May 2018. As of January 31, 2016, we had $0.5 million outstanding under the non-revolving line of credit that matures in May 2018. This line of credit bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% with interest payable on a monthly basis. The interest rate resets monthly and was 2.95% at January 31, 2016. This line of credit is secured by certain of our agricultural properties.

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

On February 16, 2016, we entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a $10.0 million term loan and a $7.5 million term loan. The term loans mature on March 1, 2036 and are secured by certain of our agricultural properties. The $10.0 million term loan bears interest at a fixed rate of 4.70% for the life of the loan. The $7.5 million term loan bears interest at a fixed rate of 3.62% for the first five years of the loan and at the end of such time, will convert to a variable interest rate. The term loans provide for monthly principal and interest payments and are pre-payable in whole or in part after September 1, 2016. The proceeds from the term loans were received February 19, 2016 and were used to pay off the Farm Credit West Line of Credit and pay down outstanding indebtedness under the revolving credit facility we have with Rabobank, N.A., which provides additional availability for acquisitions and real estate development.

Wells Fargo Term Loan

As of January 31, 2016, we had $10.0 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At January 31, 2016, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $99.2 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Form 10-Q.

The remaining $59.2 million in debt bears interest at fixed and variable rates, which were 3.58% or less at January 31, 2016.

Contractual Obligations

The following table presents our Company’s contractual obligations at January 31, 2016 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$50,000,000	$1,280,000	$42,702,000	$2,902,000	$3,116,000
Variable rate debt (principal)	49,225,000	597,000	45,120,000	1,315,000	2,193,000
Operating lease obligations	6,381,000	1,279,000	2,302,000	828,000	1,972,000
Total contractual obligations	$105,606,000	$3,156,000	$90,124,000	$5,045,000	$7,281,000

Interest payments on fixed and variable rate debt	$9,772,000	$2,997,000	$5,880,000	$575,000	$320,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2016. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the consolidated financial statements included in this Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at January 31, 2016

Preferred Stock Dividends

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

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million.

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

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

The Joint Venture agreement provides that Lewis will serve as the manager of the Joint Venture with the right to manage, control, and conduct its day-to-day business and development activities. Certain major decisions, which are enumerated in the Joint Venture agreement, require approval by an executive committee comprised of two representatives appointed by Lewis and two representatives appointed by Limoneira.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10 year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. The Joint Venture partners may be required to provide loans guarantees for project loans.

In December 2013 we began a construction project that includes design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project is expected to be operational in March 2016 with total construction services and equipment costs of approximately $27.0 million.

In September 2015 and December 2015, we completed the acquisition of 914 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley for approximately $18.5 million. The orchards were acquired pursuant to purchase options contained in certain operating leases we have been party to since 2012 for approximately 1,000 acres of lemon, orange and specialty citrus and other crops, which we refer to as the Sheldon Ranch leases.

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

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on January 11, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2016 we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2015 through November 30, 2015	-	-	-	-
December 1, 2015 through December 31, 2015	12,433	$15.29	-	-
January 1, 2016 through January 31, 2016	-	-	-	-
Total	12,433		-	-

(1) We presently have no publicly announced repurchase program in place. Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) No publicly announced repurchase program in place.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.7.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.7.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1*	Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc.

10.2*	Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc.

10.3	Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2016 (File No. 001-34755))

10.4	Interim Funding Agreement, dated as of December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015 (File No. 001-34755))

10.5

First Amended and Restated limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755))

10.6	Lease Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755))

10.7

Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders,, LLC (Incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755))

10.8*^	Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

March 10, 2016	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2016	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

