Form 10-Q
period 2016-04-30
Limoneira CO
filed 2016-06-09
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

As of May 31, 2016, there were 14,178,226 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	weather conditions, including freezes, rains and droughts that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from crop disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2016	October 31, 2015
Assets
Current assets:
Cash	$46,000	$39,000
Accounts receivable, net	12,005,000	7,420,000
Cultural costs	1,420,000	3,916,000
Prepaid expenses and other current assets	3,128,000	2,387,000
Income taxes receivable	1,453,000	-
Total current assets	18,052,000	13,762,000

Property, plant and equipment, net	147,962,000	128,951,000
Real estate development	100,734,000	96,067,000
Equity in investments	3,468,000	3,047,000
Investment in Calavo Growers, Inc.	20,581,000	18,508,000
Other assets	8,797,000	9,035,000
Total Assets	$299,594,000	$269,370,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,551,000	$6,611,000
Growers payable	6,731,000	5,841,000
Accrued liabilities	3,185,000	5,864,000
Fair value of derivative instrument	717,000	767,000
Current portion of long-term debt	2,464,000	589,000
Total current liabilities	18,648,000	19,672,000
Long-term liabilities:
Long-term debt, less current portion	102,520,000	89,079,000
Deferred income taxes	20,448,000	19,425,000
Other long-term liabilities	5,348,000	7,641,000
Sale-leaseback deferral (Note 8)	21,591,000	-
Total liabilities	168,555,000	135,817,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (30,000 shares authorized: 29,000 and 29,500 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively) (8.75% coupon rate)	2,900,000	2,950,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2016 and October 31, 2015) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2016 and October 31, 2015)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,178,226 and 14,135,080 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively)	142,000	141,000
Additional paid-in capital	91,132,000	90,759,000
Retained earnings	22,795,000	27,216,000
Accumulated other comprehensive income	4,739,000	3,156,000
Total stockholders’ equity	118,808,000	121,272,000
Total Liabilities and Stockholders’ Equity	$299,594,000	$269,370,000

The accompanying notes are an integral part of these unaudited consolidated financial statement

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net revenues:
Agribusiness	$25,946,000	$26,919,000	$49,513,000	$53,802,000
Rental operations	1,411,000	1,340,000	2,819,000	2,458,000
Real estate development	8,000	18,000	20,000	28,000
Total net revenues	27,365,000	28,277,000	52,352,000	56,288,000
Costs and expenses:
Agribusiness	21,238,000	20,023,000	46,710,000	45,837,000
Rental operations	873,000	759,000	1,822,000	1,564,000
Real estate development	195,000	239,000	1,631,000	481,000
Selling, general and administrative	2,844,000	3,116,000	6,308,000	6,783,000
Total costs and expenses	25,150,000	24,137,000	56,471,000	54,665,000
Operating income (loss)	2,215,000	4,140,000	(4,119,000)	1,623,000
Other income (expense):
Interest expense, net	(344,000)	(45,000)	(563,000)	(57,000)
Equity in losses of investments	(143,000)	(97,000)	(29,000)	(12,000)
Other income, net	56,000	21,000	416,000	262,000
Total other income (expense)	(431,000)	(121,000)	(176,000)	193,000

Income (loss) before income tax (provision) benefit	1,784,000	4,019,000	(4,295,000)	1,816,000

Income tax (provision) benefit	(562,000)	(1,456,000)	1,605,000	(701,000)
Net income (loss)	1,222,000	2,563,000	(2,690,000)	1,115,000
Preferred dividends	(157,000)	(158,000)	(315,000)	(317,000)
Net income (loss) applicable to common stock	$1,065,000	$2,405,000	$(3,005,000)	$798,000

Basic net income (loss) per common share	$0.08	$0.17	$(0.21)	$0.06

Diluted net income (loss) per common share	$0.08	$0.17	$(0.21)	$0.06

Dividends per common share	$0.05	$0.05	$0.10	$0.09

Weighted-average common shares outstanding-basic	14,174,000	14,124,000	14,159,000	14,109,000
Weighted-average common shares outstanding-diluted	14,174,000	14,124,000	14,159,000	14,109,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015

Net income (loss)	$1,222,000	$2,563,000	$(2,690,000)	$1,115,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	113,000	149,000	226,000	298,000
Unrealized holding gains on security available-for-sale	1,184,000	3,186,000	1,260,000	641,000
Unrealized gains (losses) from derivative instrument	96,000	161,000	97,000	(12,000)
Total other comprehensive income, net of tax	1,393,000	3,496,000	1,583,000	927,000
Comprehensive income (loss)	$2,615,000	$6,059,000	$(1,107,000)	$2,042,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2016	2015
Operating activities
Net (loss) income	$(2,690,000)	$1,115,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,413,000	1,969,000
Loss on disposals of assets	30,000	247,000
Stock compensation expense	513,000	717,000
Equity in losses of investments	29,000	12,000
Cash distributions from equity investments	-	496,000
Accrued interest on note receivable	(10,000)	(24,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,584,000)	(4,501,000)
Cultural costs	2,496,000	2,126,000
Prepaid expenses and other current assets	(541,000)	(388,000)
Income taxes receivable	(1,453,000)	701,000
Other assets	258,000	167,000
Accounts payable and growers payable	(577,000)	(1,110,000)
Accrued liabilities	(1,940,000)	(3,218,000)
Other long-term liabilities	189,000	172,000
Net cash used in operating activities	(5,867,000)	(1,519,000)

Investing activities
Capital expenditures	(9,936,000)	(16,361,000)
Proceeds from sale of LLC Interest	18,000,000	-
Agricultural property acquisition	(15,098,000)	-
Equity investment contributions	(450,000)	(9,000)
Investments in mutual water companies and water rights	(13,000)	(15,000)
Net cash used in investing activities	(7,497,000)	(16,385,000)

Financing activities
Borrowings of long-term debt	104,254,000	65,670,000
Repayments of long-term debt	(88,918,000)	(45,920,000)
Dividends paid – common	(1,416,000)	(1,269,000)
Dividends paid – preferred	(315,000)	(317,000)
Exchange of common stock	(190,000)	(275,000)
Payments of debt financing costs	(44,000)	-
Net cash provided by financing activities	13,371,000	17,889,000
Net increase (decrease) in cash	7,000	(15,000)
Cash at beginning of period	39,000	92,000
Cash at end of period	$46,000	$77,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2016	2015
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$692,000	$(42,000)
Cash paid during the period for income taxes	$5,000	$-
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(2,074,000)	$(1,055,000)
Increase in real estate development and sale-leaseback deferral	$1,591,000	$-
Settlement of lease obligation related to agriculture property acquisition	$(739,000)	$-
Capital expenditures accrued but not paid at period-end	$137,000	$1,044,000
Accrued interest on note receivable	$10,000	$24,000
Accrued contribution obligation of investment in water company	$270,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

In April 2016, 500 shares of Series B convertible preferred stock were converted into 6,250 shares of Limoneira common stock.

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

The unaudited interim consolidated financial statements for the three months and six months ended April 30, 2016 and 2015 and balance sheet as of April 30, 2016 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2016 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the operating results expected for the full fiscal year.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s subsidiaries include: Limoneira International Division, LLC, Limoneira Mercantile, LLC, Windfall Investors, LLC, Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC and Limoneira S.A. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the April 30, 2016 presentation.

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.

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

FASB Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

3. Agriculture Property Acquisition

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet at April 30, 2016.

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2016 and October 31, 2015, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

April 30, 2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$20,581,000	$–	$–	$20,581,000
Liabilities at fair value:
Derivative	$–	$1,542,000	$–	$1,542,000

October 31, 2015	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$18,508,000	$–	$–	$18,508,000
Liabilities at fair value:
Derivative	$–	$1,702,000	$–	$1,702,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 360,000 shares, representing approximately 2.1% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2016 and October 31, 2015 was $57.17 and $51.41 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2016 and October 31, 2015 the allowances totaled $549,000 and $390,000, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Concentrations

Lemons procured from third-party growers were 29% of lemon supply in the three months ended April 30, 2016. Lemons procured from third-party growers were 45% of lemon supply in the six months ended April 30, 2016, of which one third-party grower was 12% of lemon supply.

At April 30, 2016, one third-party packinghouse for oranges accounted for 12% of accounts receivable.  The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	April 30, 2016	October 31, 2015

Prepaid insurance	$618,000	$598,000
Prepaid supplies	1,015,000	1,064,000
Lemon supplier advances	33,000	35,000
Deposits	119,000	129,000
Other	1,343,000	561,000
	$3,128,000	$2,387,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2016	October 31, 2015
Investment in East Area 1	$61,296,000	$57,076,000
East Area 2	2,210,000	2,151,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	26,189,000	25,801,000
	$100,734,000	$96,067,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2016 and 2015, the Company capitalized $829,000 and $1,075,000, respectively, of costs related to these real estate development projects. During the six months ended April 30, 2016 and 2015, the Company capitalized $4,279,000 and $2,082,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $4,000 in each of the three month periods ended April 30, 2016 and 2015 and $1,155,000 and $8,000 in the six months ended April 30, 2016 and 2015, respectively.

On November 10, 2015, (the “Transaction Date”) the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area 1 real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area 1 property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area 1.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three and six months ended April 30, 2016, the Company recorded $477,000 and $1,591,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $500,000 by the Joint Venture for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. The reimbursement is to be paid in two installments of $250,000 each on February 1, 2017 and February 1, 2018. These amounts are included in prepaid expenses and other current assets and other assets in the consolidated balance sheets. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $3,000 in the three and six months ended April 30, 2016.

Contributions made by the Company to the LLC and the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made a contribution of $450,000 to the LLC in March 2016 and an additional $450,000 contribution in May 2016.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2016 and October 31, 2015 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during the six months ended April 30, 2016 and 2015 and, as such, no costs were capitalized. Additionally, in relation to these parcels, the Company incurred expenses of $40,000 and $43,000 in the three months ended April 30, 2016 and 2015, respectively, and $83,000 and $86,000 in the six months ended April 30, 2016 and 2015, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. Real estate development activities are currently idle however, the Company began vineyard development on the property in fiscal year 2014. During the three months ended April 30, 2016 and 2015, the Company capitalized $298,000 and $572,000, respectively, of costs related to this real estate development project. During the six months ended April 30, 2016 and 2015, the Company capitalized $388,000 and $722,000, respectively, of costs related to this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $143,000 and $174,000, in the three months ended April 30, 2016 and 2015, respectively, and $373,000 and $359,000 in the six months ended April 30, 2016 and 2015, respectively.

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $1,951,000 ($1,184,000 net of tax) and $5,270,000 ($3,186,000 net of tax), during the three months ended April 30, 2016 and 2015, respectively. The Company recorded unrealized holding gains of $2,074,000 ($1,260,000 net of tax) and $1,055,000 ($641,000 net of tax), during the six months ended April 30, 2016 and 2015, respectively.

10. Other Assets

Other assets consist of the following:

	April 30, 2016	October 31, 2015
Investments in mutual water companies	$4,314,000	$4,031,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,285,000	1,753,000
Note receivable	599,000	589,000
Acquired trade names and trademarks, net	383,000	446,000
Goodwill	680,000	680,000
	$8,797,000	$9,035,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2016	October 31, 2015
Compensation	$1,211,000	$1,655,000
Income taxes	-	180,000
Property taxes	77,000	541,000
Interest	164,000	263,000
Deferred rental income and deposits	712,000	892,000
Lease expense	63,000	827,000
Lemon supplier payables	-	788,000
Capital expenditures and other	958,000	718,000
	$3,185,000	$5,864,000

12. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2016	October 31, 2015
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.43% at April 30, 2016, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$72,816,000	$83,834,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at April 30, 2016. The loan is payable in quarterly installments through November 2022.	3,969,000	4,235,000

Farm Credit West non-revolving line of credit: the loan was repaid in February 2016 with proceeds from the Farm Credit West term loans as noted below.	-	492,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at April 30, 2016. The loan is payable in monthly installments through October 2035.	1,237,000	1,263,000

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	9,684,000	-

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,975,000	-

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,479,000	-
Subtotal	105,160,000	89,824,000
Less deferred financing costs	176,000	156,000
Total long-term debt, net	104,984,000	89,668,000
Less current portion	2,464,000	589,000
Long-term debt, less current portion	$102,520,000	$89,079,000

The Rabobank revolving credit facility provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $92,556,000 at April 30, 2016.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

12. Long-Term Debt (continued)

On January 20, 2016, the Company entered into a $10,000,000 term loan with Wells Fargo Equipment Finance, Inc. with security on the loan comprised of certain equipment associated with the Company’s new packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants and default provisions, a requirement that the Company maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31. The loan includes a prepayment penalty of 2% of the unpaid balance for the first eighteen months, with no prepayment penalty thereafter.

On February 16, 2016, the Company entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a term loan in the amount of $10,000,000 and a term loan in the amount of $7,500,000 (the “Term Loans”). The Term Loans are secured by certain of the Company’s agricultural properties and are pre-payable in whole or in part after September 1, 2016. The proceeds from the Term Loans were used to repay the Farm Credit West Line of Credit and pay down outstanding indebtedness under the Rabobank revolving credit facility. Additionally, the loan agreement includes default provisions that at the lender’s option may cause all principal, interest and other amounts that may have been advanced under the loan to become immediately due and payable by the Company. The Company paid debt financing costs of $44,000 related to these loans.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $497,000 and $613,000 during the three months ended April 30, 2016 and 2015, respectively, and $1,004,000 and $1,223,000 during the six months ended April 30, 2016 and 2015, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

13. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2016	October 31, 2015	April 30, 2016	October 31, 2015
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,542,000	$1,702,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at April 30, 2016 and October 31, 2015.

14. Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net income per common share for the three and six months ended April 30, 2016 and 2015 because such shares were anti-dilutive.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $183,000 and $138,000 of rental revenue from employees in the three months ended April 30, 2016 and 2015, respectively. The Company recorded $334,000 and $293,000 of rental revenue from employees in the six months ended April 30, 2016 and 2015, respectively. There were no rental payments due from employees at April 30, 2016 and October 31, 2015.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $89,000 and $117,000 in the three months ended April 30, 2016 and 2015, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $742,000 and $703,000 in the six months ended April 30, 2016 and 2015, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $309,000 and $175,000 at April 30, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $434,000 and $357,000 from the association in the three months ended April 30, 2016 and 2015, respectively. The Company purchased services and supplies of $890,000 and $699,000 from the association in the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $236,000 and $142,000 at April 30, 2016 and October 31, 2015, respectively.

The Company recorded dividend income of $288,000 and $375,000 in the six months ended April 30, 2016 and 2015, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $1,186,000 and $4,109,000 of avocado sales to Calavo for the three months ended April 30, 2016 and 2015, respectively. The Company had $1,188,000 and $4,115,000 of avocado sales to Calavo for the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $828,000 and zero receivable by the Company from Calavo at April 30, 2016 and October 31, 2015, respectively. Additionally, the Company leases office space to Calavo and received rental income of $70,000 and $67,000 in the three months ended April 30, 2016 and 2015, respectively. The Company received rental income from Calavo of $138,000 and $136,000 in the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2016 and 2015, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $573,000 and $526,000, respectively. During the six months ended April 30, 2016 and 2015, the aggregate amount was $628,000 and $582,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $221,000 and $531,000 at April 30, 2016 and October 31, 2015, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $15,000 and $50,000 to the Company during the three months ended April 30, 2016 and 2015, respectively. The Company received services from this law firm of $15,000 and $102,000 to the Company during the six months ended April 30, 2016 and 2015, respectively. The Company incurred lease and farming expenses of $75,000 and $14,000 in the three months ended April 30, 2016 and 2015, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. The Company incurred lease and farming expenses of $119,000 and $25,000 in the six months ended April 30, 2016 and 2015, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. Payments due to Cadiz were $83,000 and $32,000 at April 30, 2016 and October 31, 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC, a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $304,000 and $1,106,000 for the three months ended April 30, 2016 and 2015, respectively. The Company paid harvest and third-party grower expense to CRG of $2,888,000 and $5,177,000 for the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $45,000 and zero in the three months ended April 30, 2016 and 2015, respectively. Associated provided harvest management and administrative services to CRG in the amount of $274,000 and $305,000 in the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $116,000 due to Associated from CRG at April 30, 2016 and October 31, 2015, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, during the three months ended April 30, 2016 and 2015 the Company recorded revenues of $51,000, respectively. In relation to this program, during the six months ended April 30, 2016 and 2015 the Company recorded revenues of $101,000, respectively, and recorded losses on orchard disposals of zero and $160,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $53,000 from YMIDD during the three months ended April 30, 2016 and 2015, respectively. The Company purchased water in the amounts of $70,000 and $68,000 from YMIDD during the six months ended April 30, 2016 and 2015, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at April 30, 2016 and October 31, 2015.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $36,000 in each of the three month periods ended April 30, 2016 and 2015 and $67,000 and $75,000 in the six months ended April 30, 2016 and 2015, respectively. The Company also performed contract lemon packing services for Del Mar and recognized agribusiness revenues of $118,000 and $103,000 in the three and six months ended April 30, 2016 and 2015, respectively. Fruit proceeds due to Del Mar were $36,000 and $712,000 at April 30, 2016 and October 31, 2015, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended April 30, 2016 and 2015, the Company received cash distributions of zero and $184,000, respectively, and recorded equity in earnings (losses) of this investment of ($34,000) and $5,000, respectively. In the six months ended April 30, 2016 and 2015, the Company received cash distributions of zero and $496,000, respectively, and recorded equity in earnings of this investment of $141,000 and $187,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized $53,000 and zero of lemon sales to Rosales in the three months ended April 30, 2016 and 2015, respectively. The Company recognized $53,000 and $119,000 of lemon sales to Rosales in the six months ended April 30, 2016 and 2015, respectively. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were zero at April 30, 2016 and October 31, 2015. The Company recorded equity in losses of this investment of $56,000 and $49,000 in the three months ended April 30, 2016 and 2015, respectively and amortization of fair value basis differences of $52,000 in each of the three months ended April 30, 2016 and 2015, respectively. The Company recorded equity in losses of this investment of $66,000 and $95,000 in the six months ended April 30, 2016 and 2015, respectively and amortization of fair value basis differences of $104,000 in each of the six months ended April 30, 2016 and 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Income Taxes

There has been no material change to the Company’s uncertain tax position for the three and six month periods ended April 30, 2016. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2016.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $125,000 during each of the three month periods ended April 30, 2016 and 2015 and $125,000 and $250,000 during the six month periods ended April 30, 2016 and 2015, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2016	2015
Administrative expenses	$31,000	$34,000
Interest cost	209,000	213,000
Expected return on plan assets	(269,000)	(282,000)
Recognized actuarial loss	186,000	246,000
Net periodic benefit cost	$157,000	$211,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2016	2015

Administrative expenses	$62,000	$68,000
Interest cost	418,000	426,000
Expected return on plan assets	(538,000)	(564,000)
Recognized actuarial loss	372,000	492,000
Net periodic pension cost	$314,000	$422,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2016	October 31, 2015
Minimum pension liability	$4,176,000	$4,359,000
Fair value of derivative instrument	825,000	935,000
Contingent consideration	300,000	300,000
Deposit received for joint venture interest	-	2,000,000
Deferred gain and other	47,000	47,000
	$5,348,000	$7,641,000

19. Stock-based Compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a three-year period. In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance to be recognized over the next two years as the shares vest. In December 2013, 27,091 shares of common stock with a per share value of $26.82 were granted to management under the Stock Plan for fiscal year 2013 performance, resulting in total compensation expense of approximately $727,000, with $253,000 recognized in the year ended December 31, 2013 and the balance to be recognized over the next two years as the shares vest. Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended April 30,		Six Months Ended April 30,
Performance Year	Shares Granted	2016	2015	2016	2015
2012	34,721	$-	$-	$-	$33,000
2013	27,091	-	59,000	-	118,000
2014	42,085	88,000	88,000	176,000	176,000
2015	27,424	32,000	1,000	64,000	65,000
		$120,000	$148,000	$240,000	$392,000

During the three months ended January 31, 2016 and 2015 members of management exchanged 12,433 and 10,907 shares, respectively of common stock with fair value of $190,000 and $275,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2016 and 2015, 21,905 and 15,077 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $273,000 and $325,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2016 and 2015, respectively.

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

Segment information for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
	2016	2015
Lemon operations:
Revenues	$20,778,000	$18,828,000
Costs and expenses	16,474,000	14,558,000
Operating income	4,304,000	4,270,000

Other agribusiness:
Revenues	5,168,000	8,091,000
Costs and expenses	3,750,000	4,672,000
Operating income	1,418,000	3,419,000

Lemon and other agribusiness depreciation and amortization	1,014,000	793,000
Total agribusiness operating income	4,708,000	6,896,000

Rental operations:
Revenues	1,411,000	1,340,000
Costs and expenses	686,000	639,000
Depreciation and amortization	187,000	120,000
Operating income	538,000	581,000

Real estate development:
Revenues	8,000	18,000
Costs and expenses	180,000	226,000
Depreciation and amortization	15,000	13,000
Operating loss	(187,000)	(221,000)

Selling, general and administrative expenses	(2,844,000)	(3,116,000)
Total operating income (loss)	$2,215,000	$4,140,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

The following table sets forth revenues by category, by segment for three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
	2016	2015

Lemon operations revenues	$20,778,000	$18,828,000

Avocados	1,186,000	4,109,000
Navel and Valencia oranges	2,644,000	2,578,000
Specialty citrus and other crops	1,338,000	1,404,000
Other agribusiness revenues	5,168,000	8,091,000

Residential and commercial rentals	886,000	653,000
Leased land	454,000	466,000
Organic recycling and other	71,000	221,000
Rental operations revenues	1,411,000	1,340,000

Real estate development revenues	8,000	18,000
Total revenues	$27,365,000	$28,277,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

Segment information for the six months ended April 30, 2016 and 2015:

	Six Months Ended April 30,
	2016	2015
Lemon operations:
Revenues	$42,643,000	$43,526,000
Costs and expenses	38,105,000	36,641,000
Operating income	4,538,000	6,885,000

Other agribusiness:
Revenues	6,870,000	10,276,000
Costs and expenses	6,704,000	7,612,000
Operating loss	166,000	2,664,000

Lemon and other agribusiness depreciation and amortization	1,901,000	1,584,000
Total agribusiness operating income	2,803,000	7,965,000

Rental operations:
Revenues	2,819,000	2,458,000
Costs and expenses	1,464,000	1,307,000
Depreciation and amortization	358,000	257,000
Operating income	997,000	894,000

Real estate development:
Revenues	20,000	28,000
Costs and expenses	1,601,000	459,000
Depreciation and amortization	30,000	22,000
Operating loss	(1,611,000)	(453,000)

Selling, general and administrative expenses	(6,308,000)	(6,783,000)
Total operating income (loss)	$(4,119,000)	$1,623,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

The following table sets forth revenues by category, by segment for six months ended April 30, 2016 and 2015:

	Six Months Ended April 30,
	2016	2015

Lemon operations revenues	$42,643,000	$43,526,000

Avocados	1,188,000	4,115,000
Navel and Valencia oranges	3,685,000	4,034,000
Specialty citrus and other crops	1,997,000	2,127,000
Other agribusiness revenues	6,870,000	10,276,000

Residential and commercial rentals	1,752,000	1,284,000
Leased land	945,000	933,000
Organic recycling and other	122,000	241,000
Rental operations revenues	2,819,000	2,458,000

Real estate development revenues	20,000	28,000
Total revenues	$52,352,000	$56,288,000

21. Subsequent Events

The Company has evaluated events subsequent to April 30, 2016 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the consolidate financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the six months ended April 30, 2016, lemon sales were comprised of approximately 75% in domestic and Canadian sales, 22% in sales to domestic exporters and 3% in international sales. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal year 2015 and represented 1% of our consolidated revenues in fiscal years 2014 and 2013. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate.

Water Resources and California Drought

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water and irrigation districts in California’s Tulare County, which is in the San Joaquin Valley. We also use ground water from Cadiz Valley Basin in California’s San Bernardino County. Following our acquisition of Associated we began using surface water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation. Recent precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack have been significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 60% of the contracted amount of water is expected to be provided to San Joaquin Valley farmers this year compared to zero in 2014 and 2015.

The impact of the drought on water consumers varies with the sources of available water. Depending on the location of our agricultural operations, we obtain our water from aquifers, water delivered by federal, state and local water and irrigation districts and rainfall. Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.

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

We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino, California.

Our Windfall Farms property located in San Luis Obispo County, California, obtains water from wells deriving water from the Paso Robles Basin.

Our Associated farming operations in Yuma, Arizona sources water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

For the six months ended April 30, 2016, irrigation costs for our agricultural operations were $0.1 million higher than the same period in fiscal year 2015. Costs may continue to increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. In response to the drought, we have an ongoing plan for irrigation improvements in fiscal year 2016 that includes drilling new wells and upgrading existing wells and irrigation systems.

We believe we have access to adequate supplies of water for our agricultural operations as well as the real estate development and rental operations segments of our business and currently do not anticipate the California drought will have a material impact our operating results. However, if the current drought conditions persist or worsen or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

Recent Developments

A project to double the capacity and increase the efficiency of our lemon packing facilities was substantially completed during fiscal year 2015 and became operational in March 2016. To date we have capitalized approximately $27.5 million of costs in connection with construction services and equipment related to this project. The project is estimated to cost approximately $28.0 million in the aggregate.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. We also entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

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

On March 22, 2016, we declared a $0.05 per share dividend which was paid on April 15, 2016 in the aggregate amount of approximately $0.7 million to common shareholders of record on April 4, 2016.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Revenues:
Agribusiness	$25,946,000	$26,919,000	$49,513,000	$53,802,000
Rental operations	1,411,000	1,340,000	2,819,000	2,458,000
Real estate development	8,000	18,000	20,000	28,000
Total revenues	27,365,000	28,277,000	52,352,000	56,288,000
Costs and expenses:
Agribusiness	21,238,000	20,023,000	46,710,000	45,837,000
Rental operations	873,000	759,000	1,822,000	1,564,000
Real estate development	195,000	239,000	1,631,000	481,000
Selling, general and administrative	2,844,000	3,116,000	6,308,000	6,783,000
Total costs and expenses	25,150,000	24,137,000	56,471,000	54,665,000
Operating income:
Agribusiness	4,708,000	6,896,000	2,803,000	7,965,000
Rental operations	538,000	581,000	997,000	894,000
Real estate development	(187,000)	(221,000)	(1,611,000)	(453,000)
Selling, general and administrative	(2,844,000)	(3,116,000)	(6,308,000)	(6,783,000)
Operating income (loss)	2,215,000	4,140,000	(4,119,000)	1,623,000
Other income (expense):
Interest expense, net	(344,000)	(45,000)	(563,000)	(57,000)
Equity in losses of investments	(143,000)	(97,000)	(29,000)	(12,000)
Other income, net	56,000	21,000	416,000	262,000
Total other income (expense)	(431,000)	(121,000)	(176,000)	193,000
Income (loss) before income taxes	1,784,000	4,019,000	(4,295,000)	1,816,000
Income tax (provision) benefit	(562,000)	(1,456,000)	1,605,000	(701,000)
Net income (loss)	$1,222,000	$2,563,000	$(2,690,000)	$1,115,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our Company’s results of operations between periods on a more comparable basis. Such measures are widely used by analysts, investors and lenders as well as by management in assessing our Company’s financial performance and business trends relating to our results of operations and financial condition. These measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net income (loss) which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Net income (loss)	$1,222,000	$2,563,000	$(2,690,000)	$1,115,000
Interest expense, net	344,000	45,000	563,000	57,000
Income taxes	562,000	1,456,000	(1,605,000)	701,000
Depreciation and amortization	1,285,000	980,000	2,413,000	1,969,000
EBITDA	$3,413,000	$5,044,000	$(1,319,000)	$3,842,000

Second Quarter of Fiscal Year 2016 Compared to the Second Quarter of Fiscal Year 2015

Revenues

Total revenue for the second quarter of fiscal year 2016 was $27.4 million compared to $28.3 million for the second quarter of fiscal year 2015. The 3% decrease of $0.9 million was primarily the result of decreased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2016	2015	Change

Lemons	$20,778,000	$18,828,000	$1,950,000	10%
Avocados	1,186,000	4,109,000	(2,923,000)	(71%)
Navel and Valencia oranges	2,644,000	2,578,000	66,000	3%
Specialty citrus and other crops	1,338,000	1,404,000	(66,000)	(5%)
Agribusiness revenues	$25,946,000	$26,919,000	$(973,000)	(4%)

•	Lemons: The increase in the second quarter of fiscal year 2016 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2015. During the second quarters of fiscal years 2016 and 2015, fresh lemon sales were $17.5 million and $15.6 million, respectively, on 780,000 and 711,000 cartons of lemons sold at average per carton prices of $22.44 and $21.94, respectively. Lemon by-product, shipping and handling and other lemon sales were $3.3 million in the second quarter of fiscal year 2016 compared to $3.2 million during the same period in fiscal year 2015.

•	Avocados: The decrease in the second quarter of fiscal year 2016 was primarily the result of lower prices and volume of avocados sold compared to the same period in fiscal year 2015. During the second quarter of fiscal year 2016, 1.9 million pounds of avocados were sold at an average per pound price of $0.62 compared to 3.9 million pounds sold at an average per pound price of $1.05 during the same period in fiscal year 2015. The lower prices in fiscal year 2016 are the result of less favorable market conditions primarily driven by increased volume of Mexican avocados imported into the U.S. market. The lower sales volume reflects our decision to accelerate our harvest plan in fiscal year 2015, which we did not do in fiscal year 2016.

•	Navel and Valencia oranges: The increase in the second quarter of fiscal year 2016 was attributable to higher volume of oranges sold partially offset by lower prices compared to the same period in fiscal year 2015. In the second quarter of fiscal year 2016, 533,000 40-pound carton equivalents of oranges were sold at average per carton prices of $4.96 compared to 377,000 40-pound carton equivalents sold at average per carton prices of $6.90 in the second quarter of fiscal year 2015. Lower prices in fiscal year 2016 were primarily due to increased supply in the marketplace.

•	Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2016 was primarily the result of lower prices for specialty citrus sold partially offset by higher volume compared to the same period in fiscal year 2015. During the second quarter of fiscal year 2016, 139,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $9.63 compared to 117,000 40-pound carton equivalents sold at an average per carton price of $11.97 during the same period in fiscal year 2015.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2016 were $25.2 million compared to $24.1 million in the second quarter of fiscal year 2015, for a 4% increase of $1.1 million. This increase was primarily attributable to increases in our agribusiness costs partially offset by decreases in selling, general and administrative costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2016	2015	Change

Packing costs	$6,068,000	$5,254,000	$814,000	15%
Harvest costs	4,460,000	3,885,000	575,000	15%
Growing costs	4,585,000	5,853,000	(1,268,000)	(22%)
Third-party grower costs	5,111,000	4,238,000	873,000	21%
Depreciation and amortization	1,014,000	793,000	221,000	28%
Agribusiness costs and expenses	$21,238,000	$20,023,000	$1,215,000	6%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. During the second quarter of fiscal year 2016, we packed and sold 780,000 cartons of lemons and 8,000 cartons of specialty citrus at average per carton costs of $7.70 compared to 711,000 cartons of lemons and 30,000 cartons of specialty citrus packed and sold at average per carton costs of $7.09 during the same period in fiscal year 2015. The second quarter of fiscal year 2016 includes certain labor costs associated with starting up and learning the operating requirements of our new packinghouse, which became operational in March 2016.

•	Harvest costs: The increase in the second quarter of fiscal year 2016 is primarily attributable to increased volume of lemons, oranges and specialty citrus harvested partially offset by lower volume of avocados harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the second quarter of fiscal year 2016 is primarily due to $0.5 million lower lease expense as a result of the Sheldon Ranch acquisition and net decreased costs of $0.7 million for cultivation, fertilization and soil amendments, pruning and irrigation compared to the same period in fiscal year 2015. These net decreases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the second quarter of fiscal year 2016 is primarily attributable to increased volume of third-party grower fruit sold. Of the 788,000 and 741,000 cartons of lemons and specialty citrus packed and sold during the second quarter of fiscal years 2016 and 2015, respectively, 278,000 (35%) and 214,000 (29%) were procured from third-party growers at average per carton prices of $18.11 and $18.68, respectively. Additionally, we incurred $77,000 of costs for purchased, packed fruit to sell in the second quarter of fiscal year 2016 compared to $241,000 during the same period in fiscal year 2015.

•	Depreciation expense for the second quarter of fiscal year 2016 was approximately $0.2 million higher than the second quarter of fiscal year 2016 due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Selling, general and administrative costs and expenses were $2.8 million in the second quarter of fiscal year 2016 compared to $3.1 million in the second quarter of fiscal year 2015. The decrease in the second quarter of fiscal year 2016 is primarily due to lower incentive compensation resulting from a decrease in operating results.

Other Income/Expense

Other income (expense), net was $0.4 million of expense for the second quarter of fiscal year 2016 compared to $0.1 million of expense for the second quarter of fiscal year 2015. The approximately $0.3 million increase in expense was primarily due to an increase in net interest expense in the second quarter of fiscal year 2016 compared to the same period in fiscal year 2015.

Income Taxes

We recorded an estimated income tax provision of $0.6 million in the second quarter of fiscal year 2016 on pre-tax income of $1.8 million compared to an estimated income tax provision of $1.5 million on pre-tax income of $4.0 million in the second quarter of fiscal year 2015. Our projected annual effective tax rate for fiscal year 2016 is approximately 39.5%.

Six Months Ended April 30, 2016 Compared to the Six Months Ended April 30, 2015

Revenues

Total revenue for the six months ended April 30, 2016 was $52.4 million compared to $56.3 million for the six months ended April 30, 2015. The 7% decrease of $3.9 million was primarily the result of decreased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2016	2015	Change

Lemons	$42,643,000	$43,526,000	$(883,000)	(2%)
Avocados	1,188,000	4,115,000	(2,927,000)	(71%)
Navel and Valencia oranges	3,685,000	4,034,000	(349,000)	(9%)
Specialty citrus and other crops	1,997,000	2,127,000	(130,000)	(6%)
Agribusiness revenues	$49,513,000	$53,802,000	$(4,289,000)	(8%)

•	Lemons: The decrease in the first six months of fiscal year 2016 was primarily the result of lower volume of fresh lemons sold partially offset by higher prices compared to the same period in fiscal year 2015. During the first six months of fiscal years 2016 and 2015, fresh lemon sales were $35.2 million and $36.0 million, respectively, on 1,533,000 and 1,580,000 cartons of lemons sold at average per carton prices of $22.96 and $22.78, respectively. Additionally, lemon by-product and other lemon sales were $7.4 million in the first six months of fiscal year 2016 compared to $7.5 million during the same period in fiscal year 2015.

•	Avocados: The decrease in the first six months of fiscal year 2016 was primarily the result of lower prices and volume of avocados sold compared to the same period in fiscal year 2015. During the first six months of fiscal year 2016, 1.9 million pounds of avocados were sold at an average per pound price of $0.63 per pound compared to 3.9 million pounds sold at an average per pound price of $1.05 during the same period in fiscal year 2015. The lower prices in fiscal year 2016 are the result of less favorable market conditions primarily driven by increased volume of Mexican avocados imported into the U.S. market. The lower sales volume reflects our decision to accelerate our harvest plan in fiscal year 2015, which we did not do in fiscal year 2016.

•	Navel and Valencia oranges: The decrease in the first six months of fiscal year 2016 was attributable to lower prices partially offset by increased volume of oranges sold. In the first six months of fiscal year 2016, 660,000 40-pound carton equivalents of oranges were sold at average per carton prices of $5.58 compared to 565,000 40-pound carton equivalents sold at average per carton prices of $7.08 in the first six months of fiscal year 2015. Lower prices in fiscal year 2016 were primarily due to increased supply in the marketplace.

•	Specialty citrus and other crops: The decrease in the first six months of fiscal year 2016 was primarily the result of lower prices partially offset by higher volume of specialty citrus sold. During the first six months of fiscal year 2016, 202,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $9.89 compared to 191,000 40-pound carton equivalents sold at an average per carton price of $10.99 during the same period in fiscal year 2015.

Costs and Expenses

Total costs and expenses for the six months ended April 30, 2016 were $56.5 million compared to $54.7 million for the six months ended April 30, 2015, for a 3% increase of $1.8 million. This increase was primarily attributable to increases in our real estate development and agribusiness costs partially offset by decreases in our selling, general and administrative costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2016	2015	Change

Packing costs	$12,022,000	$11,792,000	$230,000	2%
Harvest costs	6,976,000	7,204,000	(228,000)	(3%)
Growing costs	11,112,000	12,020,000	(908,000)	(8%)
Third-party grower costs	14,699,000	13,237,000	1,462,000	11%
Depreciation and amortization	1,901,000	1,584,000	317,000	20%
Agribusiness costs and expenses	$46,710,000	$45,837,000	$873,000	2%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the first six months of fiscal year 2016 was primarily attributable to higher average per carton costs partially offset by lower volume of fresh lemons packed and sold compared to the first six months of fiscal year 2015. During the first six months of fiscal year 2016, we packed and sold 1,533,000 cartons of lemons and 55,000 cartons of specialty citrus at average per carton costs of $7.57 compared to 1,580,000 cartons of lemons and 58,000 cartons of specialty citrus at average per carton costs of $7.20 during the same period in fiscal year 2015. The first six months of fiscal year 2016 includes certain labor costs associated with starting up and learning the operating requirements of our new packinghouse, which became operational in March 2016.

•	Harvest costs: The decrease in the first six months of fiscal year 2016 was primarily attributable to lower lemon and avocado harvest volumes partially offset by higher orange and specialty citrus harvest volumes compared to the same period in fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in growing costs in the first six months of fiscal year 2016 is primarily due to $0.6 million lower lease expense as a result of the Sheldon Ranch acquisition and net decreased costs of $0.3 million for cultivation, fertilization and soil amendments, pest control, pruning and irrigation compared to the same period in fiscal year 2015. These net decreases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2016 was primarily attributable to higher volume of third-party grower fruit sold. Of the 1,588,000 and 1,638,000 cartons of lemons and specialty citrus packed and sold during the first six months of fiscal years 2016 and 2015, respectively, 773,000 (49%) and 679,000 (41%) were procured from third-party growers at average per carton costs of $18.87 and $18.94, respectively. Additionally, we incurred $113,000 of costs for purchased, packed fruit to sell in the first six months of fiscal year 2016 compared to $380,000 during the same period in fiscal year 2015.

•	Depreciation expense for the first six months of fiscal year 2016 was $0.3 million higher than the first six months of fiscal year 2015 due the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development costs and expenses were $1.6 million in the six months ended April 30, 2016 compared to $0.5 million in the same period in fiscal year 2015. The increase in fiscal year 2016 was primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with Lewis Group of Companies for the residential development of our East Area I real estate development project.

Selling, general and administrative costs and expenses were $6.3 million in the first six months of fiscal year 2016 compared to $6.8 million in the first six months of fiscal year 2015. The decrease in the first six months of fiscal year 2016 is primarily due to lower incentive compensation resulting from a decrease in operating results.

Other Income (Expense)

Other income, net was $0.2 million of expense in the six months ended April 30, 2016 compared to $0.2 million of income in the six months ended April 30, 2015. The $0.4 million increase in expense in the first six months of fiscal year 2016 is primarily attributed to an increase in net interest expense compared to the same period in fiscal year 2015.

Income Taxes

We recorded an estimated income tax benefit of $1.6 million in the six months ended April 30, 2016 on a pre-tax loss of $4.3 million compared to an estimated income tax provision of $0.7 million on pre-tax income of $1.8 million in the six months ended April 30, 2015. Our projected annual effective tax rate for fiscal year 2016 is approximately 39.5%.

Segment Results of Operations

We evaluate the performance of our lemon operations, other agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and six months ended April 30, 2016 and 2015:

	Quarter Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Lemon operations:
Revenues	$20,778,000	$18,828,000	$42,643,000	$43,526,000
Costs and expenses	16,474,000	14,558,000	38,105,000	36,641,000
Operating income	4,304,000	4,270,000	4,538,000	6,885,000

Other agribusiness:
Revenues	5,168,000	8,091,000	6,870,000	10,276,000
Costs and expenses	3,750,000	4,672,000	6,704,000	7,612,000
Operating income	1,418,000	3,419,000	166,000	2,664,000

Lemon and other agribusiness depreciation and amortization	1,014,000	793,000	1,901,000	1,584,000
Total agribusiness operating income	4,708,000	6,896,000	2,803,000	7,965,000

Rental operations:
Revenues	1,411,000	1,340,000	2,819,000	2,458,000
Costs and expenses	686,000	639,000	1,464,000	1,307,000
Depreciation and amortization	187,000	120,000	358,000	257,000
Operating income	538,000	581,000	997,000	894,000

Real estate development:
Revenues	8,000	18,000	20,000	28,000
Costs and expenses	180,000	226,000	1,601,000	459,000
Depreciation and amortization	15,000	13,000	30,000	22,000
Operating loss	(187,000)	(221,000)	(1,611,000)	(453,000)

Selling, general and administrative expenses	(2,844,000)	(3,116,000)	(6,308,000)	(6,783,000)
Total operating income (loss)	$2,215,000	$4,140,000	$(4,119,000)	$1,623,000

Second Quarter of Fiscal Year 2016 Compared to the Second Quarter of Fiscal Year 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the second quarter of fiscal year 2016, our lemon operations segment revenue was $20.8 million compared to $18.8 million for the second quarter of fiscal year 2015; a 10% increase of $2.0 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the second quarter of fiscal year 2016, our lemon operations costs and expenses were $16.5 million compared to $14.6 million for the second quarter of fiscal year 2015. The 13% increase of $1.9 million primarily consists of the following:

•	Packing costs for the second quarter of fiscal year 2016 were $0.8 million higher than the second quarter of fiscal year 2015.

•	Harvest costs for the second quarter of fiscal year 2016 were $0.5 million higher than the second quarter of fiscal year 2015.

•	Growing costs for the second quarter of fiscal year 2016 were $0.3 million lower than the second quarter of fiscal year 2015.

•	Third-party grower costs for the second quarter of fiscal year 2016 were $0.9 million higher than the second quarter of fiscal year 2015.

Other agribusiness

For the second quarter of fiscal year 2016 our other agribusiness segment revenue was $5.2 million compared to $8.1 million for the second quarter of fiscal year 2015. The 36% decrease of $2.9 million primarily consists of the following:

•	Avocado revenue for the second quarter of fiscal year 2016 was $2.9 million lower than the second quarter of fiscal year 2015.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2016 were $0.1 million higher than the second quarter of fiscal year 2015.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2016 were $0.1 million lower than the second quarter of fiscal year 2015.

Costs associated with our other agribusiness segment include harvest costs and growing costs. For the second quarter of fiscal year 2016, our other agribusiness costs were $3.8 million compared to $4.7 million for the second quarter of fiscal year 2015. The 20% decrease of $0.9 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2016 were $0.1 million higher than the second quarter of fiscal year 2015.

•	Growing costs for the second quarter of fiscal year 2016 were $1.0 million lower than the second quarter of fiscal year 2015.

Lemon and other agribusiness depreciation and amortization for the second quarter of fiscal year 2016 were $0.2 million higher than the second quarter of fiscal year 2015.

Rental Operations

For the second quarter of fiscal year 2016 our rental operations had revenues of $1.4 million compared to $1.3 million in the second quarter of fiscal year 2015. The $0.1 million increase in the second quarter of fiscal year 2016 is primarily due to rental revenue from 65 additional agriculture workforce housing units we began renting in May 2015.

Costs and expenses in our rental operations segment were $0.9 million in the second quarter of fiscal year 2016 compared to $0.8 million in the second quarter of fiscal year 2015. Depreciation expense was $0.2 million and $0.1 million in the second quarter of fiscal years 2016 and 2015, respectively.

Real Estate Development

Our real estate development segment had no significant revenues in the second quarters of fiscal years 2016 and 2015.

Costs and expenses in our real estate development segment were $0.2 million in the second quarters of fiscal years 2016 and 2015.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the second quarter of fiscal year 2016 were $2.8 million compared to $3.1 million for the second quarter of fiscal year 2015. Depreciation expense was similar quarter to quarter at approximately $0.1 million

Six Months Ended April 30, 2016 Compared to the Six Months Ended April 30, 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon operations

For the six months ended April 30, 2016 our lemon operations segment revenue was $42.6 million compared to $43.5 million for the six months ended April 30, 2015; a 2% decrease of $0.9 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the six months ended April 30, 2016, our lemon operations costs and expenses were $38.1 million compared to $36.6 million for the six months ended April 30, 2015. The 4% increase of $1.5 million primarily consists of the following:

•	Packing costs for the six months ended April 30, 2016 were $0.2 million higher than the six months ended April 30, 2015.

•	Harvest costs for the six months ended April 30, 2016 were $0.1 million lower than the six months ended April 30, 2015.

•	Growing costs for the six months ended April 30, 2016 were $0.1 million lower than the six months ended April 30, 2015.

•	Third-party grower costs for the six months ended April 30, 2016 were $1.5 million higher than the six months ended April 30, 2015.

Other agribusiness

For the six months ended April 30, 2016, our other agribusiness segment revenue was $6.9 million compared to $10.3 million for the six months ended April 30, 2015. The 33% decrease of $3.4 million primarily consisted of the following:

•	Avocado revenue for the six months ended April 30, 2016 was $2.9 million lower than the six months ended April 30, 2015.

•	Navel and Valencia orange revenues for the six months ended April 30, 2016 were $0.4 million lower than the six months ended April 30, 2015.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2016 were $0.1 million lower than the six months ended April 30, 2015.

Costs associated with our other agribusiness segment include harvest costs and growing costs. For the six months ended April 30, 2016, our other agribusiness costs and expenses were $6.7 million compared to $7.6 million for the six months ended April 30, 2015. The 12% decrease of $0.9 million primarily consisted of the following:

•	Harvest costs for the six months ended April 30, 2016 were $0.1 million lower than the six months ended April 30, 2015.

•	Growing costs for the six months ended April 30, 2016 were $0.8 million lower than the six months ended April 30, 2015.

Lemon and other agribusiness depreciation and amortization for the six months ended April 30, 2016 were $0.3 million higher than the six months ended April 30, 2015.

Rental Operations

For the first six months of fiscal year 2016 our rental operations segment had revenues of approximately $2.8 million compared to $2.5 million in the first six months of fiscal year 2015. The $0.3 million increase in the first six months of fiscal year 2016 is primarily due to rental revenue from 65 additional agriculture workforce housing units we began renting in May 2015.

Costs and expenses in our rental operations segment were $1.8 million in the first six months of fiscal year 2016 compared to $1.6 million in the first six months of fiscal year 2015. Depreciation expense was $0.4 million and $0.3 million for the six months ended April 30, 2016 and 2015, respectively.

Real Estate Development

Our real estate development segment had no significant revenues in the six months ended April 30, 2016 and 2015.

Real estate development costs and expenses were approximately $1.6 million and $0.5 million for the six months ended April 30, 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the six months ended April 30, 2016 were $0.5 million lower than the six months ended April 30, 2015. Depreciation expense was similar period to period at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended April 30, 2016 and April 30, 2015

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended April 30,
	2016	2015
Revenues:
Agribusiness	$90,835,000	$104,016,000
Rental operations	5,465,000	4,797,000
Real estate development	75,000	253,000
Total revenues	96,375,000	109,066,000
Costs and expenses:
Agribusiness	78,059,000	79,237,000
Rental operations	3,698,000	3,202,000
Real estate development	2,480,000	1,280,000
Impairments of real estate development assets	-	435,000
Selling, general and administrative	13,297,000	14,433,000
Total costs and expenses	97,534,000	98,587,000
Operating income	(1,159,000)	10,479,000
Other income (expense):
Interest expense, net	(654,000)	(36,000)
Gain on sale of stock in Calavo Growers, Inc.	5,033,000	-
Gain on sale of Wilson Ranch	935,000	-
Equity in earnings of investments	226,000	220,000
Other income, net	564,000	395,000
Total other income	6,104,000	579,000
Income before income taxes	4,945,000	11,058,000
Income tax provision	(1,668,000)	(3,846,000)
Net income	$3,277,000	$7,212,000

Twelve Months Ended April 30, 2016 Compared to the Twelve Months Ended April 30, 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues decreased $12.7 million in the twelve months ended April 30, 2016 compared to the twelve months ended April 30, 2015 primarily due to decreased agribusiness revenues, particularly for lemon and avocado sales.

•	Total costs and expenses decreased $1.1 million in the twelve months ended April 30, 2016 compared to the twelve months ended April 30, 2015 primarily due to decreases in our agribusiness costs and selling, general and administrative expenses, partially offset by increases in real estate development costs. The decrease in agribusiness costs is associated with decreased agribusiness production and the decrease in selling, general and administrative expenses is primarily due to lower incentive compensation resulting from a decrease in operating results. The increase in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with the Lewis Group of Companies for the residential development of our East Area I real estate development project.

•	Total other income increased $5.5 million in the twelve months ended April 30, 2016 compared to the twelve months ended April 30, 2015 primarily due to the August 2015 gain on sale of Wilson Ranch and the October 2015 gain on sale of stock in Calavo.

•	Income tax provision decreased $2.2 million in the twelve months ended April 30, 2016 compared to the twelve months ended April 30, 2015 primarily due to a $6.1 million decrease in earnings before income taxes.

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

For the six months ended April 30, 2016 and 2015, net cash used by operating activities was $5.9 million and $1.5 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first six months of fiscal year 2016 was $2.7 million compared to net income of $1.1 million for the first six months of fiscal year 2015. The decrease of $3.8 million in the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 was primarily attributable to a decrease in operating income of $5.7 million and a decrease in other income of $0.4 million partially offset by a decrease in income tax provision of $2.3 million.

•	Depreciation and amortization increased $0.4 million in the first six months of fiscal year 2016 compared to the same period in fiscal year 2015 primarily due to the December 2015 Sheldon Ranches acquisition and placement into service of our new, expanded lemon packing facility in March 2016.

•	Loss on disposals of assets was $0.2 million in the first six months of fiscal years 2015 and was primarily the result of expenses incurred from orchard disposals related to Associated’s Pilot Fallowing Program agreement with YMIDD.

•	Stock compensation expense was $0.5 million and $0.7 million in the first six months of fiscal years 2016 and 2015, respectively, and is comprised primarily of vesting of 2013, 2014 and 2015 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Cash distributions from equity investments of $0.5 million during the six months ended April 30, 2015 were comprised of cash distributions from our investment in Limco Del Mar, Ltd.

•	Accounts receivable, net balance at April 30, 2016 was $12.0 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $4.6 million in the first six months of fiscal year 2016. Accounts receivable, net balance was $11.7 million at April 30, 2015 compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $4.5 million. Our accounts receivable balance typically increases during the first six months of our fiscal year due to the seasonal nature of our agribusiness operations. The $4.6 million decrease in operating cash flows in the first six months of fiscal year 2016 compared to the $4.5 million decrease in operating cash flows during same period in fiscal year 2015 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.5 million in operating cash flows during the first six months of fiscal year 2016 compared to providing $2.1 million in operating cash flows during the same period in fiscal year 2015. This increase was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2016 and the related increase in amortization of such costs during the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

•	Income taxes receivable balance at April 30, 2016 was $1.5 million compared to zero at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.5 million for the first six months of fiscal year 2016. Income taxes receivable balance at April 30, 2015 was $0.4 million compared to $1.1 million at October 31, 2014, resulting in a corresponding increase in operating cash flows of $0.7 million for the first six months of fiscal year 2015.

•	Accounts payable and growers payable used $0.6 million of cash from operating activities in the six months ended April 30, 2016 compared to $1.1 million in the same period in fiscal year 2015. The $0.6 million of cash used in the first six months of fiscal year 2016 was primarily the result of $1.1 million decrease in accounts payable, $0.9 million increase in growers payable, $0.1 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in water company. The $1.1 million of cash provided in the first six months of fiscal year 2015 was primarily the result of $0.3 million decrease in accounts payable, $0.2 million increase in growers payable, $0.8 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in water company.

•	Accrued liabilities used $1.9 million in operating cash flows in the six months ended April 30, 2016 compared to $3.2 million of operating cash flows during the same period in fiscal year 2015. The operating cash used in the first six months of fiscal years 2016 and 2015 is primarily comprised of payments for incentive compensation, property taxes and lemon suppliers.

•	Other long-term liabilities provided $0.2 million of operating cash flows in the six months ended April 30, 2016 and represented $0.3 million of non-cash pension expense offset by $0.1 million of pension contributions for the period. The $0.2 million of operating cash flows provided during the six months ended April 30, 2015 represented $0.4 million of non-cash pension expense offset by $0.2 million of pension contributions for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2016, net cash used in investing activities was $7.5 million compared to net cash used in investing activities of $16.4 million during the same period in fiscal year 2015.

Net cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures were $9.9 million in the first six months of fiscal year 2016, comprised of $6.9 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and orchard redevelopment and $3.0 million for real estate development projects. In the first six months of fiscal year 2016 we purchased 757 acres of agriculture property for $15.1 million and received $18.0 million for a 50% interest in a joint venture that will develop our East Area I real estate development project. Additionally, we contributed $0.5 million to this joint venture in March 2016. Capital expenditures were $16.4 million in the first six months of fiscal year 2015, comprised of $13.8 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and additional farm worker housing units and $2.5 million for real estate development projects.

Cash Flows from Financing Activities

For the six months ended April 30, 2016, net cash provided by financing activities was $13.4 million compared to $17.9 million during the same period in fiscal year 2015.

The $13.4 million of cash provided by financing activities during the first six months of fiscal year 2016 is comprised primarily of net borrowings of long-term debt in the amount $15.3 million. The $17.9 million of cash provided by financing activities during the first six months of fiscal year 2015 is comprised primarily of net borrowings of long-term debt in the amount $19.8 million. Additionally, we paid common and preferred dividends of $1.7 million in the first six months of fiscal year 2016 compared to $1.6 million in first six months of fiscal year 2015.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans and the Wells Fargo Term Loan. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Wells Fargo Term Loan can be found in the notes to the consolidated financial statements included in this Form 10-Q.

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

Rabobank Revolving Credit Facility

As of April 30, 2016, our outstanding borrowings under the Rabobank Credit Facility were $72.8 million and we had $19.8 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.23% at April 30, 2016. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $92.6 million at April 30, 2016.

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

Farm Credit West Term Loans

As of April 30, 2016, we had an aggregate of approximately $22.7 million outstanding under Farm Credit West Term Loans and the following provides further discussion:

•	Term Loan Maturing November 2022. As of April 30, 2016, we had $4.0 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.95% at April 30, 2016. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of April 30, 2016, our wholly owned subsidiary, Windfall Investors, LLC (“Windfall”), had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 2.95% at April 30, 2016. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of April 30, 2016, we had $10.0 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of April 30, 2016, we had $7.5 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in quarterly installments through November 2036 and is secured by certain of our agricultural properties.

The Farm Credit West Term Loans contain various conditions, covenants and requirements with which our Company and Windfall must comply. In addition, our Company and Windfall are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Wells Fargo Term Loan

As of April 30, 2016, we had $9.7 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At April 30, 2016, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $105.2 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

The remaining $65.2 million of debt bears interest at fixed and variable rates, ranging from 2.23% to 4.70% at April 30, 2016.

Contractual Obligations

The following table presents our Company’s contractual obligations at April 30, 2016 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years

Fixed rate debt (principal)	$67,138,000	$1,863,000	$43,943,000	$4,254,000	$17,078,000
Variable rate debt (principal)	38,022,000	601,000	34,070,000	1,324,000	2,027,000
Operating lease obligations	6,069,000	1,282,000	2,090,000	827,000	1,870,000
Total contractual obligations	$111,229,000	$3,746,000	$80,103,000	$6,405,000	$20,975,000

Interest payments on fixed and variable rate debt	$17,121,000	$3,470,000	$6,778,000	$1,629,000	$5,244,000

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

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at April 30, 2016

Preferred Stock Dividends

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

On February 3, 2015, we entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by our Company under the lease agreement dated July 1, 2013. In connection with the Amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigation systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC, a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of our Series B-2 convertible preferred stock.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. During the six months ended April 30, 2016, we contributed $0.5 million to the Joint Venture and an additional $0.5 million contribution was made in May 2016. The Joint Venture partners may be required to provide loans guarantees for project loans.

In December 2013 we began a construction project that includes design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project became operational in March 2016 with total construction services and equipment costs estimated to be approximately $28.0 million.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the six months ended April 30, 2016, we capitalized approximately $4.7 million of costs related to our real estate projects and expensed approximately $1.6 million of costs.

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

Disclosure Controls and Procedures. As of April 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIMONEIRA COMPANY

June 9, 2016	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2016	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

