Form 10-Q
period 2016-07-31
Limoneira CO
filed 2016-09-08
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2016

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

As of August 31, 2016, there were 14,178,226 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2016	October 31, 2015
Assets
Current assets:
Cash	$96,000	$39,000
Accounts receivable, net	12,563,000	7,420,000
Cultural costs	2,769,000	3,916,000
Prepaid expenses and other current assets	2,657,000	2,387,000
Total current assets	18,085,000	13,762,000

Property, plant and equipment, net	149,220,000	128,951,000
Real estate development	102,338,000	96,067,000
Equity in investments	4,253,000	3,047,000
Investment in Calavo Growers, Inc.	19,734,000	18,508,000
Other assets	8,735,000	9,035,000
Total Assets	$302,365,000	$269,370,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,561,000	$6,611,000
Growers payable	8,673,000	5,841,000
Accrued liabilities	9,622,000	5,864,000
Fair value of derivative instrument	723,000	767,000
Current portion of long-term debt	2,486,000	589,000
Total current liabilities	26,065,000	19,672,000
Long-term liabilities:
Long-term debt, less current portion	87,100,000	89,079,000
Deferred income taxes	20,457,000	19,425,000
Other long-term liabilities	4,979,000	7,641,000
Sale-leaseback deferral (Note 8)	22,349,000	-
Total liabilities	160,950,000	135,817,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (30,000 shares authorized: 29,000 and 29,500 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively) (8.75% coupon rate)	2,900,000	2,950,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2016 and October 31, 2015) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2016 and October 31, 2015)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,178,226 and 14,135,080 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively)	142,000	141,000
Additional paid-in capital	91,631,000	90,759,000
Retained earnings	32,659,000	27,216,000
Accumulated other comprehensive income	4,752,000	3,156,000
Total stockholders’ equity	129,184,000	121,272,000
Total Liabilities and Stockholders’ Equity	$302,365,000	$269,370,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Net revenues:
Agribusiness	$38,430,000	$28,466,000	$87,943,000	$82,268,000
Rental operations	1,454,000	1,311,000	4,273,000	3,769,000
Real estate development	19,000	34,000	39,000	62,000
Total net revenues	39,903,000	29,811,000	92,255,000	86,099,000
Costs and expenses:
Agribusiness	21,151,000	17,471,000	67,861,000	63,308,000
Rental operations	889,000	907,000	2,711,000	2,471,000
Real estate development	249,000	325,000	1,880,000	806,000
Selling, general and administrative	3,420,000	3,270,000	9,728,000	10,053,000
Total costs and expenses	25,709,000	21,973,000	82,180,000	76,638,000
Operating income	14,194,000	7,838,000	10,075,000	9,461,000
Other income (expense):
Interest expense, net	(473,000)	(45,000)	(1,036,000)	(102,000)
Gain on sale of stock in Calavo Growers, Inc.	3,419,000	-	3,419,000	-
Equity in earnings of investments	235,000	205,000	206,000	193,000
Other income, net	47,000	91,000	463,000	353,000
Total other income	3,228,000	251,000	3,052,000	444,000

Income before income tax provision	17,422,000	8,089,000	13,127,000	9,905,000

Income tax provision	(6,693,000)	(2,776,000)	(5,088,000)	(3,477,000)
Net income	10,729,000	5,313,000	8,039,000	6,428,000
Preferred dividends	(156,000)	(159,000)	(471,000)	(477,000)
Net income applicable to common stock	$10,573,000	$5,154,000	$7,568,000	$5,951,000

Basic net income per common share	$0.75	$0.36	$0.53	$0.42

Diluted net income per common share	$0.71	$0.36	$0.53	$0.42

Dividends per common share	$0.05	$0.05	$0.15	$0.14

Weighted-average common shares outstanding-basic	14,178,000	14,127,000	14,165,000	14,115,000
Weighted-average common shares outstanding-diluted	15,066,000	14,953,000	15,053,000	14,115,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015

Net income	$10,729,000	$5,313,000	$8,039,000	$6,428,000
Other comprehensive income, net of tax:
Minimum pension liability adjustment	113,000	149,000	339,000	447,000
Unrealized holding gains on security available-for-sale	1,569,000	1,172,000	2,829,000	1,813,000
Reclassification of unrealized gain on security sold	(1,719,000)	-	(1,719,000)	-
Unrealized gains from derivative instrument	51,000	87,000	147,000	75,000
Total other comprehensive income, net of tax	14,000	1,408,000	1,596,000	2,335,000
Comprehensive income	$10,743,000	$6,721,000	$9,635,000	$8,763,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2016	2015
Operating activities
Net income	$8,039,000	$6,428,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,863,000	2,979,000
Gain on sale of stock in Calavo Growers, Inc.	(3,419,000)	-
Loss on disposals of assets	121,000	357,000
Stock compensation expense	1,012,000	799,000
Equity in earnings of investments	(206,000)	(193,000)
Cash distributions from equity investments	276,000	496,000
Accrued interest on note receivable	(17,000)	(36,000)
Donation of common stock	-	100,000
Changes in operating assets and liabilities:
Accounts receivable, net	(5,143,000)	(394,000)
Cultural costs	1,147,000	832,000
Prepaid expenses and other current assets	(70,000)	(137,000)
Income taxes receivable	-	1,143,000
Other assets	322,000	208,000
Accounts payable and growers payable	351,000	(2,073,000)
Accrued liabilities	4,497,000	(581,000)
Other long-term liabilities	97,000	258,000
Net cash provided by operating activities	10,870,000	10,186,000

Investing activities
Capital expenditures	(13,263,000)	(23,735,000)
Proceeds from sale of LLC interest	18,000,000	-
Agriculture property acquisition	(15,098,000)	-
Net proceeds from sale of stock in Calavo Growers, Inc.	4,019,000	-
Equity investment contributions	(1,275,000)	(9,000)
Investments in mutual water companies	(291,000)	(293,000)
Net cash used in investing activities	(7,908,000)	(24,037,000)

Financing activities
Borrowings of long-term debt	127,702,000	93,334,000
Repayments of long-term debt	(127,777,000)	(76,888,000)
Dividends paid – common	(2,125,000)	(1,903,000)
Dividends paid – preferred	(471,000)	(477,000)
Exchange of common stock	(190,000)	(275,000)
Payments of debt financing costs	(44,000)	-
Net cash (used in) provided by financing activities	(2,905,000)	13,791,000

Net increase (decrease) in cash	57,000	(60,000)
Cash at beginning of period	39,000	92,000
Cash at end of period	$96,000	$32,000

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2016	2015
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$796,000	$65,000
Cash paid during the period for income taxes, net of (refunds)	$5,000	$(640,000)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(4,311,000)	$(2,985,000)
Increase in real estate development and sale-leaseback deferral	$2,349,000	$-
Settlement of lease obligation related to agriculture property acquisition	$(739,000)	$-
Capital expenditures accrued but not paid at period-end	$431,000	$1,654,000
Non-cash reduction of note receivable	$-	$1,301,000
Accrued interest on note receivable	$17,000	$36,000
Donation of common stock	$-	$100,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

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

The unaudited interim consolidated financial statements for the three months and nine months ended July 31, 2016 and 2015 and balance sheet as of July 31, 2016 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2016 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of the operating results expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the July 31, 2016 presentation.

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

This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

3. Agriculture Property Acquisition

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet at July 31, 2016.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2016 and October 31, 2015, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

July 31, 2016

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$19,734,000	$–	$–	$19,734,000
Liabilities at fair value:
Derivative	$–	$1,459,000	$–	$1,459,000

October 31, 2015

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$18,508,000	$–	$–	$18,508,000
Liabilities at fair value:
Derivative	$–	$1,702,000	$–	$1,702,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2016 and October 31, 2015 was $65.78 and $51.41 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of July 31, 2016 and October 31, 2015 the allowances totaled $486,000 and $390,000, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

6. Concentrations

Lemons procured from third-party growers were 27% and 25% of lemon supply in the three months ended July 31, 2016 and 2015, respectively and 39% and 35% of lemon supply in the nine months ended July 31, 2016 and 2015, respectively. One third-party grower of lemons represented 53% of growers payable at July 31, 2016.

The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 31, 2016	October 31, 2015
Prepaid insurance	$464,000	$598,000
Prepaid supplies	1,003,000	1,064,000
Fruit supplier advances	102,000	35,000
Deposits	61,000	129,000
Other	1,027,000	561,000
	$2,657,000	$2,387,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2016	October 31, 2015
Investment in East Area 1	$62,525,000	$57,076,000
East Area 2	2,210,000	2,151,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	26,564,000	25,801,000
	$102,338,000	$96,067,000

East Areas 1 and 2

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2016 and 2015, the Company capitalized $1,229,000 and $1,434,000, respectively, of costs related to these projects. During the nine months ended July 31, 2016 and 2015, the Company capitalized $5,508,000 and $3,516,000, respectively, of costs related to these projects. Additionally, in relation to these projects, the Company incurred expenses of $3,000 and $4,000 in the three months ended July 31, 2016 and 2015, respectively and $1,158,000 and $12,000 in the nine months ended July 31, 2016 and 2015, respectively.

On November 10, 2015, (the “Transaction Date”) the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area 1 real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area 1 property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on the Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area 1 property.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three and nine months ended July 31, 2016, the Company recorded $758,000 and $2,349,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $500,000 by the Joint Venture for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. The reimbursement is to be paid in two installments of $250,000 each on February 1, 2017 and February 1, 2018. These amounts are included in prepaid expenses and other current assets and other assets in the consolidated balance sheets. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $4,000 and $7,000 in the three and nine months ended July 31, 2016, respectively.

Contributions made by the Company to the LLC and the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of $825,000 and $1,275,000 to the LLC in the three and nine months ended July 31, 2016, respectively.

In connection with facilitating the annexation of the East Area 1 property into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No cost reimbursements have been incurred to date in relation to this agreement.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2016 and October 31, 2015 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during the nine months ended July 31, 2016 and 2015 and, as such, no costs were capitalized. Additionally, in relation to these parcels, the Company incurred expenses of $48,000 and $42,000 in the three months ended July 31, 2016 and 2015, respectively, and $130,000 and $128,000 in the nine months ended July 31, 2016 and 2015, respectively.

Windfall Investors, LLC

On November 15, 2009, the Company acquired Windfall Investors, LLC, which included $16,842,000 of real estate development assets. Real estate development activities are currently idle however, the Company began vineyard development on the property in fiscal year 2014. During the three months ended July 31, 2016 and 2015, the Company capitalized $375,000 and $2,597,000, respectively, of costs primarily related to vineyards and water wells for this real estate development project. During the nine months ended July 31, 2016 and 2015, the Company capitalized $763,000 and $3,319,000, respectively, of costs primarily related to vineyards and water wells for this real estate development project. Additionally, in relation to this project, the Company incurred net expenses of $179,000 and $245,000, in the three months ended July 31, 2016 and 2015, respectively, and $553,000 and $604,000 in the nine months ended July 31, 2016 and 2015, respectively.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares to Calavo for a total of $6,433,000, recognizing a gain of $5,033,000. In June and July 2016, the Company sold 60,000 shares of Calavo stock for a total of $4,019,000, recognizing a gain of $3,419,000. The Company continues to own 300,000 shares of Calavo common stock.

Changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. The Company recorded unrealized holding gains of $2,583,000 ($1,569,000 net of tax) and $1,930,000 ($1,172,000 net of tax), during the three months ended July 31, 2016 and 2015, respectively. The Company recorded unrealized holding gains of $4,657,000 ($2,829,000 net of tax) and $2,985,000 ($1,813,000 net of tax), during the nine months ended July 31, 2016 and 2015, respectively. The Company recorded reclassification of unrealized gain on security sold of $2,830,000 ($1,719,000 net of tax) during the three and nine months ended July 31, 2016.

10. Other Assets

Other assets consist of the following:

	July 31, 2016	October 31, 2015
Investments in mutual water companies	$4,322,000	$4,031,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	1,229,000	1,753,000
Note receivable	606,000	589,000
Acquired trade names and trademarks, net	362,000	446,000
Goodwill	680,000	680,000
	$8,735,000	$9,035,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

11. Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2016	October 31, 2015
Compensation	$1,761,000	$1,655,000
Income taxes	5,240,000	180,000
Property taxes	410,000	541,000
Interest	279,000	263,000
Deferred rental income and deposits	594,000	892,000
Lease expense	305,000	827,000
Fruit supplier payables	682,000	788,000
Other	351,000	718,000
	$9,622,000	$5,864,000

12. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2016	October 31, 2015
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.47% at July 31, 2016, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$58,010,000	$83,834,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at July 31, 2016. The loan is payable in quarterly installments through November 2022.	3,835,000	4,235,000

Farm Credit West non-revolving line of credit: the loan was repaid in February 2016 with proceeds from the Farm Credit West term loans as noted below.	-	492,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at July 31, 2016. The loan is payable in monthly installments through October 2035.	1,225,000	1,263,000

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,899,000	-

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,414,000	-

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	9,365,000	-
Subtotal	89,748,000	89,824,000
Less deferred financing costs	162,000	156,000
Total long-term debt, net	89,586,000	89,668,000
Less current portion	2,486,000	589,000
Long-term debt, less current portion	$87,100,000	$89,079,000

The Rabobank revolving credit facility provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $92,556,000 at July 31, 2016.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $444,000 and $651,000 during the three months ended July 31, 2016 and 2015, respectively, and $1,448,000 and $1,874,000 during the nine months ended July 31, 2016 and 2015, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

13. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2016	October 31, 2015	July 31, 2016	October 31, 2015
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,459,000	$1,702,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at July 31, 2016 and October 31, 2015.

14. Earnings per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The computations for basic and diluted net income per common share are as follows:

	Quarter ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Basic net income per common share:
Numerator: Net income applicable to common stock	$10,573,000	$5,154,000	$7,568,000	$5,951,000

Denominator: Weighted average common shares-basic	14,178,000	14,127,000	14,165,000	14,115,000
Basic net income per common share	$0.75	$0.36	$0.53	$0.42

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Earnings per Share (continued)

	Quarter ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Diluted net income per common share:
Numerator: Net income for diluted EPS	$10,729,000	$5,313,000	$8,039,000	$5,951,000

Denominator: Weighted average common shares–basic	14,178,000	14,127,000	14,165,000	14,115,000
Effect of dilutive preferred stock	888,000	826,000	888,000	-
Weighted average common shares–diluted	15,066,000	14,953,000	15,053,000	14,115,000
Diluted net income per common share	$0.71	$0.36	$0.53	$0.42

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $191,000 and $166,000 of rental revenue from employees in the three months ended July 31, 2016 and 2015, respectively. The Company recorded $561,000 and $459,000 of rental revenue from employees in the nine months ended July 31, 2016 and 2015, respectively. There were no rental payments due from employees at July 31, 2016 and October 31, 2015.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $292,000 and $364,000 in the three months ended July 31, 2016 and 2015, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,034,000 and $1,067,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $89,000 and $175,000 at July 31, 2016 and October 31, 2015, respectively. Expense reimbursements from the mutual water companies were, in aggregate, $70,000 and zero at July 31, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $312,000 and $382,000 from the association in the three months ended July 31, 2016 and 2015, respectively. The Company purchased services and supplies of $1,202,000 and $1,081,000 from the association in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were zero and $142,000 at July 31, 2016 and October 31, 2015, respectively.

The Company recorded dividend income of $288,000 and $375,00 in the nine months ended July 31, 2016 and 2015, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $9,571,000 and $3,027,000 of avocado sales to Calavo for the three months ended July 31, 2016 and 2015, respectively. The Company had $10,759,000 and $7,142,000 of avocado sales to Calavo for the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $2,291,000 and zero receivable by the Company from Calavo at July 31, 2016 and October 31, 2015, respectively. Additionally, the Company leases office space to Calavo and received rental income of $70,000 and $68,000 in the three months ended July 31, 2016 and 2015, respectively. The Company received rental income from Calavo of $208,000 and $204,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $368,000 and $86,000 of packed avocados and lemons to sell from Calavo in the three months ended July 31, 2016 and 2015, respectively and $405,000 and $105,000 in the nine months ended July 31, 2016 and 2015, respectively. There was $97,000 and zero due to Calavo at July 31, 2016 and October 31, 2015, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended July 31, 2016 and 2015, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $1,271,000 and $774,000, respectively. During the nine months ended July 31, 2016 and 2015, the aggregate amount was $1,899,000 and $1,356,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $748,000 and $531,000 at July 31, 2016 and October 31, 2015, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services in the amount of $11,000 and $20,000 to the Company during the three months ended July 31, 2016 and 2015, respectively. The Company received services from this law firm in the amount of $26,000 and $122,000 to the Company during the nine months ended July 31, 2016 and 2015, respectively. The Company incurred lease and farming expenses of zero and $16,000 in the three months ended July 31, 2016 and 2015, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. The Company incurred lease and farming expenses to Cadiz of $87,000 and $41,000 in the nine months ended July 31, 2016 and 2015, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations. Payments due to Cadiz were zero and $32,000 at July 31, 2016 and October 31, 2015, respectively.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. The Company incurred lease and farming expenses to Fenner of $45,000 and $60,000 in the three and nine months ended July 31, 2016. Payments due to Fenner were $60,000 and zero at July 31, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting and marketing business in Yuma County, Arizona. The Company paid no harvest and third-party grower expense to CRG in the three months ended July 31, 2016 and 2015 and $2,888,000 and $5,177,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, the Company’s subsidiary, Associated Citrus Packers, Inc. (“Associated”) provided no harvest management and administrative services to CRG in the three months ended July 31, 2016 and 2015 and $274,000 and $305,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $72,000 and $116,000 receivable by Associated from CRG at July 31, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program, in each of the three month periods ended July 31, 2016 and 2015 the Company recorded income of $50,000. In relation to this program, in each of the nine month periods ended July 31, 2016 and 2015 the Company recorded income of $151,000 and recorded losses on orchard disposals of zero and $160,000, respectively. These net amounts are included in other income in the Company’s consolidated statements of operations. Additionally, the Company purchased $6,000 and zero water from YMIDD in the three months ended July 31, 2016 and 2015 and $76,000 and $68,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There was $17,000 and zero receivable from YMIDD at July 31, 2016 and October 31, 2015.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 22.1% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $44,000 in each of the three months ended July 31, 2016 and 2015, respectively, and $111,000 and $119,000 in the nine months ended July 31, 2016 and 2015, respectively. The Company also performed contract lemon packing services for Del Mar and recognized agribusiness revenues relating to such services of $417,000 and $367,000 in the three months ended July 31, 2016 and 2015, respectively and $535,000 and $470,000 in the nine months ended July 31, 2016 and 2015, respectively. Fruit proceeds due to Del Mar were $904,000 and $712,000 at July 31, 2016 and October 31, 2015, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended July 31, 2016 and 2015, the Company received cash distributions of $220,000 and zero and recorded equity in earnings of this investment of $153,000 and $225,000, respectively. In the nine months ended July 31, 2016 and 2015, the Company received cash distributions of $220,000 and $495,000, respectively and recorded equity in earnings of this investment of $294,000 and $412,000, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

15. Related-Party Transactions (continued)

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized lemon sales of $216,000 and zero to Rosales in the three months ended July 31, 2016 and 2015, respectively and $268,000 and $119,000 in the nine months ended July 31, 2016 and 2015, respectively. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. In the three months ended July 31, 2016 and 2015, the aggregate amount of lemons procured from Rosales was $467,000 and $415,000, respectively. In the nine months ended July 31, 2016 and 2015, the aggregate amount procured was $763,000 and $567,000, respectively. Amounts due to Rosales were $285,000 and zero at July 31, 2016 and October 31, 2015. The Company recorded equity earnings of this investment of $135,000 and $33,000 in the three months ended July 31, 2016 and 2015, respectively and amortization of fair value basis differences of $52,000 in each of the three months ended July 31, 2016 and 2015, respectively. The Company recorded equity earnings (losses) of this investment of $68,000 and ($64,000) in the nine months ended July 31, 2016 and 2015, respectively and amortization of fair value basis of $156,000 in each of the nine months ended July 31, 2016 and 2015, respectively. The Company received cash distributions of $56,000 and zero in the nine months ended July 31, 2016 and 2015, respectfully.

16. Income Taxes

There has been no material change to the Company’s uncertain tax position for the three and nine month periods ended July 31, 2016. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2016.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $250,000 and $125,000 during the three months ended July 31, 2016 and 2015, respectively and $375,000 during the nine months ended July 31, 2016 and 2015.

The net periodic pension costs for the Plan for the three months ended July 31 were as follows:

	2016	2015
Administrative expenses	$31,000	$34,000
Interest cost	209,000	213,000
Expected return on plan assets	(269,000)	(282,000)
Recognized actuarial loss	186,000	246,000
Net periodic benefit cost	$157,000	$211,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

17. Retirement Plans (continued)

The net periodic pension costs for the Plan for the nine months ended July 31 were as follows:

	2016	2015
Administrative expenses	$93,000	$102,000
Interest cost	627,000	639,000
Expected return on plan assets	(807,000)	(846,000)
Recognized actuarial loss	558,000	738,000
Net periodic pension cost	$471,000	$633,000

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2016	October 31, 2015
Minimum pension liability	$3,896,000	$4,359,000
Fair value of derivative instrument	736,000	935,000
Contingent consideration	300,000	300,000
Deposit received for joint venture interest	-	2,000,000
Other	47,000	47,000
	$4,979,000	$7,641,000

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

Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended July 31,		Nine Months Ended July 31,
Performance Year	Shares Granted	2016	2015	2016	2015
2012	34,721	$-	$-	$-	$33,000
2013	27,091	-	59,000	-	179,000
2014	42,085	88,000	88,000	264,000	262,000
2015	27,424	32,000	(65,000)	96,000	-
2016	-	379,000	-	379,000	-
		$499,000	$82,000	$739,000	$474,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Stock-based Compensation (continued)

During the three months ended January 31, 2016 and 2015 members of management exchanged 12,433 and 10,907 shares, respectively of common stock with fair value of $190,000 and $275,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2016 and 2015, 21,905 and 15,077 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $273,000 and $325,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2016 and 2015, respectively.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

Segment information for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31,
	2016	2015
Lemon operations:
Revenues	$26,209,000	$23,859,000
Costs and expenses	15,614,000	13,843,000
Operating income	10,595,000	10,016,000

Other agribusiness:
Revenues	12,221,000	4,607,000
Costs and expenses	4,342,000	2,837,000
Operating income	7,879,000	1,770,000

Lemon and other agribusiness depreciation and amortization	1,195,000	791,000
Total agribusiness operating income	17,279,000	10,995,000

Rental operations:
Revenues	1,454,000	1,311,000
Costs and expenses	702,000	755,000
Depreciation and amortization	187,000	152,000
Operating income	565,000	404,000

Real estate development:
Revenues	19,000	34,000
Costs and expenses	234,000	313,000
Depreciation and amortization	15,000	12,000
Operating loss	(230,000)	(291,000)

Selling, general and administrative expenses	(3,420,000)	(3,270,000)
Total operating income	$14,194,000	$7,838,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

The following table sets forth revenues by category, by segment for three months ended July 31, 2016 and 2015:

	Three Months Ended July 30,
	2016	2015

Lemon operations revenues	$26,209,000	$23,859,000

Avocados	9,571,000	3,027,000
Navel and Valencia oranges	1,891,000	1,020,000
Specialty citrus and other crops	759,000	560,000
Other agribusiness revenues	12,221,000	4,607,000

Residential and commercial rentals	903,000	728,000
Leased land	441,000	480,000
Organic recycling and other	110,000	103,000
Rental operations revenues	1,454,000	1,311,000

Real estate development revenues	19,000	34,000
Total revenues	$39,903,000	$29,811,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

Segment information for the nine months ended July 31, 2016 and 2015:

	Nine Months Ended July 31,
	2016	2015
Lemon operations:
Revenues	$68,852,000	$67,385,000
Costs and expenses	53,719,000	50,484,000
Operating income	15,133,000	16,901,000

Other agribusiness:
Revenues	19,091,000	14,883,000
Costs and expenses	11,046,000	10,449,000
Operating income	8,045,000	4,434,000

Lemon and other agribusiness depreciation and amortization	3,096,000	2,375,000
Total agribusiness operating income	20,082,000	18,960,000

Rental operations:
Revenues	4,273,000	3,769,000
Costs and expenses	2,166,000	2,062,000
Depreciation and amortization	545,000	409,000
Operating income	1,562,000	1,298,000

Real estate development:
Revenues	39,000	62,000
Costs and expenses	1,835,000	772,000
Depreciation and amortization	45,000	34,000
Operating loss	(1,841,000)	(744,000)

Selling, general and administrative expenses	(9,728,000)	(10,053,000)
Total operating income	$10,075,000	$9,461,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

20. Segment Information (continued)

The following table sets forth revenues by category, by segment for nine months ended July 31, 2016 and 2015:

	Nine Months Ended July 31,
	2016	2015

Lemon operations revenues	$68,852,000	$67,385,000

Avocados	10,759,000	7,142,000
Navel and Valencia oranges	5,576,000	5,054,000
Specialty citrus and other crops	2,756,000	2,687,000
Other agribusiness revenues	19,091,000	14,883,000

Residential and commercial rentals	2,655,000	2,012,000
Leased land	1,386,000	1,413,000
Organic recycling and other	232,000	344,000
Rental operations revenues	4,273,000	3,769,000

Real estate development revenues	39,000	62,000
Total revenues	$92,255,000	$86,099,000

21. Subsequent Events

The Company has evaluated events subsequent to July 31, 2016 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,200 acres of lemons, 1,100 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”).

For more than 100 years, we have been making strategic investments in California agriculture and real estate development. We currently have four active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,800 units in various stages of planning and development.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our four reportable segments, lemon operations, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.

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

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. In the nine months ended July 31, 2016, lemon sales were comprised of approximately 77% in domestic and Canadian sales, 20% in sales to domestic exporters and 3% in international sales. We are a member of Sunkist, an agricultural marketing cooperative, and we sell our oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Fluctuations in price are a function of global supply and demand with weather conditions, such as unusually low temperatures, typically having the most dramatic effect on the amount of lemons supplied in any individual growing season. We believe we have a competitive advantage by maintaining our own lemon packing operations, even though a significant portion of the costs related to our lemon packing operations are fixed. As a result, cost per carton is a function of fruit throughput. While we regularly monitor our costs for redundancies and opportunities for cost reductions, we also supplement the number of lemons we pack in our packinghouse with additional lemons from other growers. Because the fresh utilization rate for our lemons, or percentage of lemons we harvest and pack that go to the fresh market, is directly related to the quality of lemons we pack and, consequently, the price we receive per 40-pound box, we only pack lemons from other growers if we determine their lemons are of good quality.

Our avocado producing business is important to us yet faces some constraints on growth as there is little additional land that can be cost-effectively acquired to support new avocado orchards in Southern California. Also, avocado production is cyclical as avocados typically bear fruit on a bi-annual basis with large crops in one year followed by smaller crops the next year. While our avocado production can be volatile, the profitability and cash flow realized from our avocados frequently offsets occasional losses in other crops we grow and helps to diversify our fruit production base.

In addition to growing lemons and avocados, we grow oranges, specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons. We regularly monitor demand for the fruit we grow in the ever-changing marketplace to identify trends. For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased. As a result, we have focused our orange production on high quality late season Navel oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets. We produce our specialty citrus and other crops in response to consumer trends we identify and believe that we are a leader in the niche production and sale of certain of these high margin fruits. Because we carefully monitor the respective markets of specialty citrus and other crops, we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 5%, 4% and 5% of our consolidated revenues in fiscal years 2015, 2014 and 2013, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees; a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations division is generally level throughout the year.

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

Water Resources and California Drought

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water and irrigation districts in California’s Tulare County, which is in the San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and following our acquisition of Associated we began using surface water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. This year’s precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack have been significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs and the governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 60% of the contracted amount of water is expected to be provided to San Joaquin Valley farmers this year compared to zero in 2014 and 2015.

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

For the nine months ended July 31, 2016, irrigation costs for our agricultural operations were similar to the same period in fiscal year 2015. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. In response to the drought, we have an ongoing plan for irrigation improvements in fiscal year 2016 that includes drilling new wells and upgrading existing wells and irrigation systems.

We believe we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations divisions of our business and currently do not anticipate the California drought will have a material impact our operating results. However, if the current drought conditions persist or worsen or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

Recent Developments

A project to double the capacity and increase the efficiency of our lemon packing facilities was substantially completed during fiscal year 2015 and became operational in March 2016. To date we have capitalized approximately $27.9 million of costs in connection with construction services and equipment related to this project. The project is estimated to cost approximately $28.4 million in the aggregate.

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

In June and July 2016, we sold 60,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at an average price of $67 per share. Net proceeds from the sale were $4.0 million and we recognized a gain of $3.4 million. We continue to own 300,000 shares of Calavo common stock.

On June 23, 2016, we declared a $0.05 per share dividend which was paid on July 15, 2016 in the aggregate amount of approximately $0.7 million to common shareholders of record as of July 5, 2016.

Results of Operations

The following table shows the results of operations for the three and nine months ended July 31:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Agribusiness	$38,430,000	$28,466,000	$87,943,000	$82,268,000
Rental operations	1,454,000	1,311,000	4,273,000	3,769,000
Real estate development	19,000	34,000	39,000	62,000
Total revenues	39,903,000	29,811,000	92,255,000	86,099,000
Costs and expenses:
Agribusiness	21,151,000	17,471,000	67,861,000	63,308,000
Rental operations	889,000	907,000	2,711,000	2,471,000
Real estate development	249,000	325,000	1,880,000	806,000
Selling, general and administrative	3,420,000	3,270,000	9,728,000	10,053,000
Total costs and expenses	25,709,000	21,973,000	82,180,000	76,638,000
Operating income (loss):
Agribusiness	17,279,000	10,995,000	20,082,000	18,960,000
Rental operations	565,000	404,000	1,562,000	1,298,000
Real estate development	(230,000)	(291,000)	(1,841,000)	(744,000)
Selling, general and administrative	(3,420,000)	(3,270,000)	(9,728,000)	(10,053,000)
Operating income	14,194,000	7,838,000	10,075,000	9,461,000
Other income (expense):
Interest expense, net	(473,000)	(45,000)	(1,036,000)	(102,000)
Gain on sale of stock in Calavo Growers, Inc.	3,419,000	-	3,419,000
Equity in earnings of investments	235,000	205,000	206,000	193,000
Other income, net	47,000	91,000	463,000	353,000
Total other income	3,228,000	251,000	3,052,000	444,000
Income before income tax provision	17,422,000	8,089,000	13,127,000	9,905,000
Income tax provision	(6,693,000)	(2,776,000)	(5,088,000)	(3,477,000)
Net income	$10,729,000	$5,313,000	$8,039,000	$6,428,000

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our Company’s results of operations between periods on a more comparable basis. Such measures are widely used by analysts, investors and lenders, as well as by management, in assessing our Company’s financial performance and business trends relating to our results of operations and financial condition. These measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to our Company and may not be consistent with methodologies used by other companies. EBITDA is summarized and reconciled to net income which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows:

	Quarter ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Net income	$10,729,000	$5,313,000	$8,039,000	$6,428,000
Interest expense, net	473,000	45,000	1,036,000	102,000
Income taxes	6,693,000	2,776,000	5,088,000	3,477,000
Depreciation and amortization	1,451,000	1,010,000	3,863,000	2,979,000
EBITDA	$19,346,000	$9,144,000	$18,026,000	$12,986,000

Third Quarter of Fiscal Year 2016 Compared to the Third Quarter of Fiscal Year 2015

Revenues

Total revenue for the third quarter of fiscal year 2016 was $39.9 million compared to $29.8 million for the third quarter of fiscal year 2015. The 34% increase of $10.1 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended July 31,
	2016	2015	Change
Lemons	$26,209,000	$23,859,000	$2,350,000	10%
Avocados	9,571,000	3,027,000	6,544,000	216%
Navel and Valencia oranges	1,891,000	1,020,000	871,000	85%
Specialty citrus and other crops	759,000	560,000	199,000	36%
Agribusiness revenues	$38,430,000	$28,466,000	$9,964,000	35%

•	Lemons: The increase in the third quarter of fiscal year 2016 was primarily the result of higher volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2015. During the third quarters of fiscal years 2016 and 2015, fresh lemon sales were $23.0 million and $21.3 million, respectively, on 846,000 and 759,000 cartons of lemons sold at average per carton prices of $27.19 and $28.06, respectively. Lemon by-product and other lemon sales were $3.2 million and $2.6 million in the third quarter of fiscal years 2016 and 2015, respectively.

•	Avocados: The increase in the third quarter of fiscal year 2016 was primarily the result of increased prices and volume of avocados sold compared to the same period in fiscal year 2015. During the third quarter of fiscal year 2016, 9.5 million pounds of avocados were sold at an average per pound price of $1.01 compared to 3.1 million pounds sold at an average per pound price of $0.98 during the same period in fiscal year 2015. The fiscal year 2016 avocado harvest is substantially complete with typical volatility in avocado production resulting in strong volume.

•	Navel and Valencia oranges: The increase in the third quarter of fiscal year 2016 was attributable to higher volume of oranges sold partially offset by lower prices compared to the same period in fiscal year 2015. In the third quarter of fiscal year 2016, 338,000 40-pound carton equivalents of oranges were sold at average per carton prices of $5.59 compared to 123,000 40-pound carton equivalents sold at average per carton prices of $8.29 in the third quarter of fiscal year 2015.

•	Specialty citrus and other crops: The increase in the third quarter of fiscal year 2016 was primarily the result of higher volume of specialty citrus sold partially offset by lower prices compared to the same period in fiscal year 2015. During the third quarter of fiscal year 2016, 59,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $12.86 compared to 18,000 40-pound carton equivalents sold at an average per carton price of $31.11 during the same period in fiscal year 2015.

Costs and Expenses

Total costs and expenses in the third quarter of fiscal year 2016 were $25.7 million compared to $22.0 million in the third quarter of fiscal year 2015, for a 17% increase of $3.7 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended July 31,
	2016	2015	Change
Packing costs	$5,878,000	$5,155,000	$723,000	14%
Harvest costs	4,417,000	2,549,000	1,868,000	73%
Growing costs	4,063,000	4,030,000	33,000	1%
Third-party grower costs	5,598,000	4,946,000	652,000	13%
Depreciation and amortization	1,195,000	791,000	404,000	51%
Agribusiness costs and expenses	$21,151,000	$17,471,000	$3,680,000	21%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the third quarter of fiscal year 2016 is primarily due to higher volume of cartons packed at higher average per carton costs compared to the third quarter of fiscal year 2015. During the third quarter of fiscal year 2016, we packed and sold 846,000 cartons of lemons at average per carton costs of $6.95 compared to 759,000 cartons of lemons packed and sold at average per carton costs of $6.79 during the same period in fiscal year 2015. The third quarter of fiscal year 2016 includes certain labor costs associated with learning the operating requirements of our new, expanded lemon packing facility, which became operational in March 2016.

•	Harvest costs: The increase in the third quarter of fiscal year 2016 is primarily attributable to increased volume of lemons, avocados, oranges and specialty citrus harvested compared to the same period in fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2016 is primarily due to net increased costs for cultivation, fertilization and soil amendments, pest control, pruning and irrigation compared to the same period in fiscal year 2015. These net increases primarily reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2016 is primarily attributable to increased volume of third-party grower lemons sold. Of the 846,000 and 759,000 cartons sold during the third quarter of fiscal years 2016 and 2015, respectively, 236,000 (28%) and 207,000 (27%) were procured from third-party growers at average per carton prices of $22.87 and $22.93, respectively. Additionally, we incurred $0.2 million of costs for purchased, packed fruit to sell in the third quarter of fiscal years 2016 and 2015.

•	Depreciation expense for the third quarter of fiscal year 2016 was approximately $0.4 million higher than the third quarter of fiscal year 2015 primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development expenses in the third quarter of fiscal year 2016 were $0.2 million compared to $0.3 million during the same period in fiscal year 2015.

Selling, general and administrative expenses in the third quarter of fiscal year 2016 were $3.4 million compared to $3.3 million during the same period in fiscal year 2015. The $0.1 million increase in the third quarter of fiscal year 2016 is primarily due to higher incentive compensation resulting from an increase in operating results partially offset by lower legal and consulting expenses associated with our East Area I real estate development project.

Other Income/Expense

Other income was $3.2 million of income for the third quarter of fiscal year 2016 compared to $0.3 million of income for the third quarter of fiscal year 2015. The $2.9 million increase in the third quarter of fiscal year 2016 was primarily due to $3.4 million gain recognized on the sale of stock in Calavo, partially offset by an increase in net interest expense.

Income Taxes

We recorded an estimated income tax provision of $6.7 million in the third quarter of fiscal year 2016 on pre-tax income of $17.4 million compared to an estimated income tax provision of $2.8 million on pre-tax income of $8.1 million in the third quarter of fiscal year 2015. Our projected annual effective tax rate for fiscal year 2016 is approximately 38.9%.

Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

Revenues

Total revenue for the nine months ended July 31, 2016 was $92.3 million compared to $86.1 million for the nine months ended July 31, 2015. The 7% increase of $6.2 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2016	2015	Change
Lemons	$68,852,000	$67,385,000	$1,467,000	2%
Avocados	10,759,000	7,142,000	3,617,000	51%
Navel and Valencia oranges	5,576,000	5,054,000	522,000	10%
Specialty citrus and other crops	2,756,000	2,687,000	69,000	3%
Agribusiness revenues	$87,943,000	$82,268,000	$5,675,000	7%

•	Lemons: The increase in the nine months ended July 31, 2016 was primarily the result of increased volume of fresh lemons sold compared to the same period in fiscal year 2015. In the nine months ended July 31, 2016 and 2015, fresh lemon sales were $58.2 million and $57.3 million, respectively, on 2,379,000 and 2,339,000 cartons of lemons sold at average per carton prices of $24.46 and $24.50, respectively. Additionally, lemon by-product and other lemon sales were $10.7 million and $10.1 million in the nine months ended July 31, 2016 and 2015, respectively.

•	Avocados: The increase in the nine months ended July 31, 2016 was primarily the result of increased volume of avocados sold partially offset by lower prices compared to the same period in fiscal year 2015. In the nine months ended July 31, 2016, 11.4 million pounds of avocados were sold at an average per pound price of $0.95 per pound compared to 7.0 million pounds sold at an average per pound price of $1.02 during the same period in fiscal year 2015. The fiscal year 2016 avocado harvest is substantially complete with typical volatility in avocado production resulting in strong volume.

•	Navel and Valencia oranges: The increase in the nine months ended July 31, 2016 was attributable to higher volume of oranges sold partially offset by lower prices compared to the same period in fiscal year 2015. In the nine months ended July 31, 2016, 998,000 40-pound carton equivalents of oranges were sold at average per carton prices of $5.59 compared to 688,000 40-pound carton equivalents sold at average per carton prices of $7.35 during the same period in fiscal year 2015.

•	Specialty citrus and other crops: The increase in the nine months ended July 31, 2016 was primarily the result of higher volume of specialty citrus sold partially offset by lower prices compared to the same period in fiscal year 2015. In the nine months ended July 31, 2016, 261,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $10.56 compared to 209,000 40-pound carton equivalents sold at an average per carton price of $12.86 during the same period in fiscal year 2015.

Costs and Expenses

Total costs and expenses for the nine months ended July 31, 2016 were $82.2 million compared to $76.6 million for the nine months ended July 31, 2015, for a 7% increase of $5.6 million. This increase was primarily attributable to increases in our agribusiness costs and real estate development expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2016	2015	Change
Packing costs	$17,900,000	$16,947,000	$953,000	6%
Harvest costs	11,393,000	9,753,000	1,640,000	17%
Growing costs	15,175,000	16,050,000	(875,000)	(5)%
Third-party grower costs	20,297,000	18,183,000	2,114,000	12%
Depreciation and amortization	3,096,000	2,375,000	721,000	30%
Agribusiness costs and expenses	$67,861,000	$63,308,000	$4,553,000	7%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the nine months ended July 31, 2016 was primarily due to higher volume of cartons packed at higher average per carton costs compared to the same period in fiscal year 2015. In the nine months ended July 31, 2016, we packed and sold 2,379,000 cartons of lemons and 55,000 cartons of specialty citrus at average per carton costs of $7.35 compared to 2,339,000 cartons of lemons and 58,000 cartons of specialty citrus packed and sold at average per carton costs of $7.07 during the same period in fiscal year 2015. The nine months ended July 31, 2016 includes certain labor costs associated with starting up and learning the operating requirements of our new, expanded lemon packing facility, which became operational in March 2016.

•	Harvest costs: The increase in the nine months ended July 31, 2016 was primarily attributable to higher lemon, avocado, orange and specialty citrus harvest volumes compared to the same period in fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in growing costs in the nine months ended July 31, 2016 is primarily due to $0.6 million lower lease expense as a result of the Sheldon Ranch acquisition and net decreased costs of $0.3 million for fertilization and soil amendments, pest control and irrigation compared to the same period in fiscal year 2015. These net decreases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the nine months ended July 31, 2016 was primarily attributable to higher prices and volume of third-party grower lemons sold. Of the 2,434,000 and 2,397,000 cartons of lemons and specialty citrus packed and sold during the nine months ended July 31, 2016 and 2015, respectively, 1,006,000 (41%) and 909,000 (38%) were procured from third-party growers at average per carton costs of $19.88 and $19.34, respectively. Additionally, we incurred $0.3 million of costs for purchased, packed fruit to sell in the nine months ended July 31, 2016, compared to $0.6 million during the same period in fiscal year 2015.

•	Depreciation expense for the nine months ended July 31, 2016 was $0.7 million higher than nine months ended July 31, 2015 due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development expenses in the nine months ended July 31, 2016 were $1.9 million compared to $0.8 million during the same period in fiscal year 2015. The increase in fiscal year 2016 was primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with Lewis Group of Companies for the residential development of our East Area I real estate development project.

Selling, general and administrative expenses in the nine months ended July 31, 2016 were $9.7 million compared to $10.1 million during the same period in fiscal year 2015. The decrease in fiscal year 2016 is primarily due to lower legal and consulting expenses associated with our East Area I real estate development project partially offset by higher incentive compensation resulting from an increase in operating results.

Other Income (Expense)

Other income was $3.1 million for the nine months ended July 31, 2016 compared to $0.4 million for the same period in fiscal year 2015. The $2.6 million increase in fiscal year 2016 was primarily due to $3.4 million gain recognized on the sale of stock in Calavo, partially offset by an increase in net interest expense.

Income Taxes

We recorded an estimated income tax provision of $5.1 million in the nine months ended July 31, 2016 on a pre-tax income of $13.1 million compared to an estimated income tax provision of $3.5 million on a pre-tax income of $9.9 million in the nine months ended July 31, 2015. Our projected annual effective tax rate for fiscal year 2016 is approximately 38.9%.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. The following table shows the segment results of operations for the three and nine months ended July 31, 2016 and 2015:

	Quarter Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Lemon operations:
Revenues	$26,209,000	$23,859,000	$68,852,000	$67,385,000
Costs and expenses	15,614,000	13,843,000	53,719,000	50,484,000
Operating income	10,595,000	10,016,000	15,133,000	16,901,000

Other agribusiness:
Revenues	12,221,000	4,607,000	19,091,000	14,883,000
Costs and expenses	4,342,000	2,837,000	11,046,000	10,449,000
Operating income	7,879,000	1,770,000	8,045,000	4,434,000

Lemon and other agribusiness depreciation and amortization	1,195,000	791,000	3,096,000	2,375,000
Total agribusiness operating income	17,279,000	10,995,000	20,082,000	18,960,000

Rental operations:
Revenues	1,454,000	1,311,000	4,273,000	3,769,000
Costs and expenses	702,000	755,000	2,166,000	2,062,000
Depreciation and amortization	187,000	152,000	545,000	409,000
Operating income	565,000	404,000	1,562,000	1,298,000

Real estate development:
Revenues	19,000	34,000	39,000	62,000
Costs and expenses	234,000	313,000	1,835,000	772,000
Depreciation and amortization	15,000	12,000	45,000	34,000
Operating loss	(230,000)	(291,000)	(1,841,000)	(744,000)

Selling, general and administrative expenses	(3,420,000)	(3,270,000)	(9,728,000)	(10,053,000)
Total operating income	$14,194,000	$7,838,000	$10,075,000	$9,461,000

Third Quarter of Fiscal Year 2016 Compared to the Third Quarter of Fiscal Year 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon operations

For the third quarter of fiscal year 2016, our lemon operations segment revenue was $26.2 million compared to $23.9 million for the third quarter of fiscal year 2015.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the third quarter of fiscal year 2016, our lemon operations costs and expenses were $15.6 million compared to $13.8 million for the third quarter of fiscal year 2015. The 13% increase of $1.8 million primarily consisted of the following:

•	Packing costs for the third quarter of fiscal year 2016 were $0.7 million higher than the third quarter of fiscal year 2015.

•	Harvest costs for the third quarter of fiscal year 2016 were $0.6 million higher than the third quarter of fiscal year 2015.

•	Growing costs for the third quarter of fiscal year 2016 were $0.2 million lower than the third quarter of fiscal year 2015.

•	Third-party grower costs for the third quarter of fiscal year 2016 were $0.7 million higher than the third quarter of fiscal year 2015.

Other agribusiness

For the third quarter of fiscal year 2016, our other agribusiness segment revenue was $12.2 million compared to $4.6 million for the third quarter of fiscal year 2015. The 165% increase of $7.6 million primarily consisted of the following:

•	Avocado revenue for the third quarter of fiscal year 2016 was $6.5 million higher than the third quarter of fiscal year 2015.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2016 were $0.9 million higher than the third quarter of fiscal year 2015.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2016 were $0.2 million higher than the third quarter of fiscal year 2015.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the third quarter of fiscal year 2016, our other agribusiness costs and expenses were $4.3 million compared to $2.8 million for the third quarter of fiscal year 2015. The 53% increase of $1.5 million primarily consisted of the following:

•	Harvest costs for the third quarter of fiscal year 2016 were $1.2 million higher than the third quarter of fiscal year 2015.

•	Growing costs for the third quarter of fiscal year 2016 were $0.3 million higher than the third quarter of fiscal year 2015.

Lemon and other agribusiness depreciation and amortization for the third quarter of fiscal year 2016 were $0.4 million higher than the third quarter of fiscal year 2015.

Rental Operations

For the third quarter of fiscal year 2016 our rental operations had revenues of $1.5 million compared to $1.3 million in the third quarter of fiscal year 2015. The $0.2 million increase in the third quarter of fiscal year 2016 was primarily due to additional rental revenue from our agriculture workforce housing units that we began renting in May 2015.

Costs and expenses in our rental operations segment were $0.9 million in the third quarter of fiscal years 2016 and 2015. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

Our real estate development segment had no significant revenues in the third quarters of fiscal years 2016 and 2015.

Costs and expenses in our real estate development segment were $0.2 million and $0.3 million in the third quarters of fiscal years 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the third quarter of fiscal year 2016 were $3.4 million compared to $3.3 million for the third quarter of fiscal year 2015. Depreciation expense was similar quarter to quarter at approximately $50,000.

Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon operations

For the nine months ended July 31, 2016, our lemon operations segment revenue was $68.9 million compared to $67.4 million for the same period in fiscal year 2015.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. For the nine months ended July 31, 2016, our lemon operations costs and expenses were $53.7 million compared to $50.5 million for the same period in fiscal year 2015. The 6% increase of $3.2 million primarily consisted of the following:

•	Packing costs for the nine months ended July 31, 2016 were $1.0 million higher than the same period in fiscal year 2015.

•	Harvest costs for the nine months ended July 31, 2016 were $0.5 million higher than the same period in fiscal year 2015.

•	Growing costs for the nine months ended July 31, 2016 were $0.3 million lower than the same period in fiscal year 2015.

•	Third-party grower costs for the nine months ended July 31, 2016 were $2.1 million higher than the same period in fiscal year 2015.

Other agribusiness

For the nine months ended July 31, 2016, our other agribusiness segment revenue was $19.1 million compared to $14.9 million for the same period in fiscal year 2015. The 28% increase of $4.2 million primarily consisted of the following:

•	Avocado revenue for the nine months ended July 31, 2016 was $3.6 million higher than the same period in fiscal year 2015.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2016 were $0.5 million higher than the same period in fiscal year 2015.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2016 were $0.1 million higher than the same period in fiscal year 2015.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the nine months ended July 31, 2016, our other agribusiness costs and expenses were $11.0 million compared to $10.4 million for the same period in fiscal year 2015. The 6% increase of $0.6 million primarily consisted of the following:

•	Harvest costs for the nine months ended July 31, 2016 were $1.2 million higher than the same period in fiscal year 2015.

•	Growing costs for the nine months ended July 31, 2016 were $0.6 million lower than the same period in fiscal year 2015.

Lemon and other agribusiness depreciation and amortization for the nine months ended July 31, 2016 were $0.7 million higher than the same period in fiscal year 2015.

Rental Operations

Our rental operations segment had revenues of approximately $4.3 million and $3.8 million in the nine months ended July 31, 2016 and 2015, respectively. The $0.5 million increase in fiscal year 2016 was primarily due to additional rental revenue from our agriculture workforce housing units that we began renting in May 2015.

Costs in our rental operations segment were approximately $2.7 million and $2.5 million for the nine months ended July 31, 2016 and 2015, respectively. Depreciation expense was $0.5 million and $0.4 million for the nine months ended July 31, 2016 and 2015, respectively.

Real Estate Development

Our real estate development segment had no significant revenues in the nine months ended July 31, 2016 and 2015.

Real estate development costs and expenses were approximately $1.9 million and $0.8 million for the nine months ended July 31, 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the nine months ended July 31, 2016 were $0.3 million lower than the nine months ended July 31, 2015. Depreciation expense was similar period to period at approximately $0.2 million.

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

Results of Operations for the Trailing Twelve Months ended July 31, 2016 and July 31, 2015

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended July 31,
	2016	2015
Net revenues:
Agribusiness	$100,799,000	$97,309,000
Rental operations	5,608,000	4,926,000
Real estate development	60,000	166,000
Total net revenues	106,467,000	102,401,000
Costs and expenses:
Agribusiness	81,739,000	78,903,000
Rental operations	3,680,000	3,313,000
Real estate development	2,404,000	1,185,000
Selling, general and administrative	13,447,000	14,063,000
Total costs and expenses	101,270,000	97,464,000
Operating income	5,197,000	4,937,000
Other income (expense):
Interest expense, net	(1,082,000)	(101,000)
Gains on sales of stock in Calavo Growers, Inc.	8,452,000	-
Gain on sale of Wilson Ranch	935,000	-
Equity in earnings of investments	256,000	324,000
Other income, net	520,000	447,000
Total other income	9,081,000	670,000
Income before income taxes	14,278,000	5,607,000
Income tax provision	(5,585,000)	(2,014,000)
Net income	$8,693,000	$3,593,000

Twelve Months Ended July 31, 2016 Compared to the Twelve Months Ended July 31, 2015

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $4.1 million in the twelve months ended July 31, 2016 compared to the twelve months ended July 31, 2015 primarily due to increased agribusiness revenues, particularly increased lemon and avocado sales.

•	Total costs and expenses increased $3.8 million in the twelve months ended July 31, 2016 compared to the twelve months ended July 31, 2015 primarily due to increases in our agribusiness and real estate costs, partially offset by decreases in selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with the Lewis Group of Companies for the residential development of our East Area I real estate development project. The decrease in selling, general and administrative expenses is primarily attributable to lower consulting and legal expenses associated with our East Area I real estate development project.

•	Total other income increased $8.4 million in the twelve months ended July 31, 2016 compared to the twelve months ended July 31, 2015 primarily due to sales of stock in Calavo and the sale of our Wilson Ranch partially offset by higher net interest expense.

•	Income tax provision increased $3.6 million in the twelve months ended July 31, 2016 compared to the twelve months ended July 31, 2015 primarily due to $8.7 million increase in pretax income.

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

For the nine months ended July 31, 2016 and 2015, net cash provided by operating activities was $10.9 million and $10.2 million, respectively. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the nine months ended July 31, 2016 was $8.0 million compared to $6.4 million for the first nine months of fiscal year 2015. The increase of $1.6 million in the nine months ended July 31, 2016 compared to the same period in fiscal year 2015 was primarily attributable to an increase in operating income of $0.6 million and an increase in other income of $2.6 partially offset by an increase in income tax provision of $1.6 million.

•	Depreciation and amortization increased $0.9 million in the nine months ended July 31, 2016 compared to the same period in fiscal year 2015 due to the December 2015 Sheldon Ranches acquisition and placement of our new, expanded lemon packing facility into service in March 2016.

•	Loss on disposals of assets was $0.4 million in the nine months ended July 31, 2015 and was primarily the result of expenses incurred from orchard disposals related to Associated’s Pilot Fallowing Program agreement with YMIDD.

•	Stock compensation expense was $1.0 million and $0.8 million in the nine months ended July 31, 2016 and 2015, respectively, and is comprised primarily of vesting of 2013, 2014 and 2015 grants to management and an estimate of fiscal year 2016 expense under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Cash distributions from equity investments of $0.3 million and $0.5 million during the nine months ended July 31, 2015 and 2015, respectively, were primarily comprised of cash distributions from our investment in Limco Del Mar, Ltd.

•	Accounts receivable, net balance at July 31, 2016 was $12.5 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $5.1 million in the nine months ended July 31, 2016. Accounts receivable, net balance was $7.6 million at July 31, 2015 compared to $7.2 million at October 31, 2014, primarily resulting in a corresponding decrease in operating cash flows of $0.4 million. Our accounts receivable balance typically increases during the first three quarters of our fiscal year due to the seasonal nature of our agribusiness operations. The $5.1 million decrease in operating cash flows in the nine months ended July 31, 2016 compared to the $0.4 million decrease in operating cash flows during same period in fiscal year 2015 is primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $1.1 million in operating cash flows during the nine months ended July 31, 2016 compared to providing $0.8 million in operating cash flows during the same period in fiscal year 2015. This increase was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2016 and the related increase in amortization of such costs during the nine months ended July 31, 2016 compared to the same period in fiscal year 2015.

•	Income taxes receivable balance at July 31, 2015 was zero compared to $1.1 million at October 31, 2014, resulting in a corresponding increase in operating cash flows of $1.1 million for the nine months ended July 31, 2015.

•	Accounts payable and growers payable provided $0.4 million of cash from operating activities in the nine months ended July 31, 2016 compared to providing $2.1 million in the same period in fiscal year 2015. The $0.4 million of cash provided in the nine months ended July 31, 2016 was primarily the result of $2.1 million decrease in accounts payable, $2.8 million increase in growers payable and $0.4 million of capital expenditures accrued but not paid at period end. The $2.1 million of cash provided in the nine months ended July 31, 2015 was primarily the result of $0.9 million decrease in accounts payable, $0.2 million increase in growers payable and $1.4 million of capital expenditures accrued but not paid at period end. The $2.8 million increase in growers payable in the nine months ended July 31, 2016 compared to the $0.2 million increase in growers payable during the same period in fiscal year 2015 is primarily due to fluctuations in price and volume and the timing of payments for lemons we procure and sell for third party growers.

•	Accrued liabilities provided $4.5 million in operating cash flows in the nine months ended July 31, 2016 compared to using $0.6 million of operating cash flows during the same period in fiscal year 2015. The operating cash provided in the nine months ended July 31, 2016 is primarily comprised of accrued income taxes partially offset by payments for lease expense. The operating cash used in the nine months ended July 31, 2015 is primarily comprised of payments for incentive compensation, property taxes, lease expense and fruit suppliers partially offset by accrued income taxes.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the nine months ended July 31, 2016 and represented $0.5 million of non-cash pension expense offset by $0.4 million of pension contributions for the period. The $0.3 million of operating cash flows provided during the nine months ended July 31, 2015 represented $0.6 million of non-cash pension expense offset by $0.4 million of pension contributions for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2016, net cash used in investing activities was $7.9 million compared to net cash used in investing activities of $24.0 million during the same period in fiscal year 2015.

Capital expenditures were $13.3 million in the nine months ended July 31, 2016, comprised of $9.5 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and orchard development and $3.8 million for real estate development projects. In December 2015, we purchased 757 acres of agriculture property for $15.1 million. In November 2015, we received $18.0 million for 50% interest in a joint venture that will develop our East Area I real estate development project. Additionally, we contributed $1.3 million to this joint venture in the nine months ended July 31, 2016. Capital expenditures were $22.5 million in the nine months ended July 31, 2015, comprised of $18.5 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities of $11.7 million and additional farm worker housing units of $6.2 million and $5.2 million for real estate development projects including $1.7 million for vineyard development at our Windfall Farms Project.

Cash Flows from Financing Activities

For the nine months ended July 31, 2016, net cash used in financing activities was $2.9 million compared to net cash provided by financing activities of $13.8 million during the same period in fiscal year 2015.

The $2.9 million of cash used in financing activities during the nine months ended July 31, 2016 is comprised primarily of net repayments of long-term debt in the amount of $0.1 million and payments of common and preferred dividends of $2.6 million. The $13.8 million of cash used in financing activities during the nine months ended July 31, 2015 is comprised primarily of net borrowings of long-term debt in the amount of $16.4 million and payments of common and preferred dividends of $2.4 million.

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

Rabobank Revolving Credit Facility

As of July 31, 2016, our outstanding borrowings under the Rabobank Credit Facility were $58.0 million and we had $34.6 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.27% at July 31, 2016. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $92.6 million at July 31, 2016.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The Rabobank Credit Facility is secured by certain of our Company’s agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company and subjects our Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2015.

Farm Credit West Term Loans

As of July 31, 2016, we had an aggregate of approximately $22.3 million outstanding under the Farm Credit West Term Loans and the following provides further discussion:

•	Term Loan Maturing November 2022. As of July 31, 2016, we had $3.8 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.95% at July 31, 2016. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of July 31, 2016, our wholly owned subsidiary, Windfall Investors, LLC (“Windfall”), had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through November 2035. The interest rate resets monthly and was 2.95% at July 31, 2016. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of July 31, 2016, we had $9.9 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of July 31, 2016, we had $7.4 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in quarterly installments through November 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of July 31, 2016, we had $9.4 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At July 31, 2016, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $89.7 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The remaining $49.7 million of debt bears interest at fixed and variable rates, ranging from 2.27% to 4.70% at July 31, 2016.

Contractual Obligations

The following table presents our Company’s contractual obligations at July 31, 2016 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$66,679,000	$1,880,000	$43,980,000	$4,292,000	$16,527,000
Variable rate debt (principal)	23,069,000	606,000	19,271,000	1,333,000	1,859,000
Operating lease obligations	6,663,000	1,314,000	1,994,000	943,000	2,412,000
Total contractual obligations	$96,411,000	$3,800,000	$65,245,000	$6,568,000	$20,798,000

Interest payments on fixed and variable rate debt	$15,846,000	$3,078,000	$5,986,000	$1,647,000	$5,135,000

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

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at July 31, 2016.

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

Defined Benefit Plan Contributions

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $0.5 million, and $1.3 million for fiscal years 2015, 2014, and 2013, respectively and we expect to contribute approximately $0.5 million to the Plan in fiscal year 2016.

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

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred $1.0 million, $1.6 million and $0.7 million of lease expense in fiscal years 2015, 2014 and 2013, respectively. We purchased substantially all of the Sheldon Ranch leased acreage in September and December 2015 and have incurred lease expense on the remaining 80 leased acres of $0.2 million in fiscal year 2016.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”), to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2018. The annual rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on the Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed $1,200 per acre. We have incurred $0.1 million of lease expense in fiscal year 2016 related to this lease.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, with a smaller amount of funding expected in the first year. During the nine months ended July 31, 2016, we contributed $1.3 million to the Joint Venture. The Joint Venture partners may be required to provide loans guarantees for project loans.

In December 2013 we began a construction project that includes design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project became operational in March 2016 with total construction services and equipment costs estimated to be approximately $28.4 million.

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

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements for the period ended July 31, 2016 in this Form 10-Q for information concerning our Company’s Recently Adopted Accounting Pronouncements.

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

Real estate development costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For the nine months ended July 31, 2016, we capitalized approximately $6.3 million of costs related to our real estate development projects and expensed approximately $1.9 million of costs.

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

Impairment of long-lived assets – We evaluate our long-lived assets, including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, we recorded impairment charges of zero, $0.4 million and $0.1 million in fiscal years 2015, 2014 and 2013, respectively.  These charges were based on independent appraisals and other factors and were developed using various facts, assumption and estimates.  Future changes in these facts, assumptions and estimates could result in additional charges.

Defined benefit retirement plan – As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, minimum pension liability and future minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2015, the Society of Actuaries released a new mortality table, referred to as adjusted RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2015, the assumed discount rate used to measure the pension obligation increased from 4.0% to 4.1% as a result of changes in market interest rates. We used adjusted RP-2014 to measure our pension obligation as of October 31, 2015 and combined with the increase in the assumed discount rate and other demographic assumptions, our pension obligation decreased by approximately $0.9 million as of October 31, 2015 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the SEC on January 11, 2016.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LIMONEIRA COMPANY

September 8, 2016	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2016	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

