Form 10-K
period 2016-10-31
Limoneira CO
filed 2017-01-10
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34755

Limoneira Company

(Exact name of registrant as specified in its charter)

Delaware	77-0260692
(State of incorporation)	(I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (805) 525-5541

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $210.8 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2016 was 14,217,888.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to hold on March 28, 2017, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2016

CAUTIONARY STATEMENT

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

Overview

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 11,000 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma County in Arizona, which collectively consist of approximately 4,600 acres of lemons, 1,000 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate development. We currently have three active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,800 units in various stages of planning and development.

Fiscal Year 2016 Highlights and Recent Developments

In December 2013, we began a construction project that included design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project became operational in March 2016 with total construction services and equipment costs of approximately $28.8 million in the aggregate.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project and we funded $2.3 million in fiscal year 2016 and an additional $1.2 million in November 2016. We also entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.  We are planning approximately 632 units in Phase 1 of the project.  We are currently engaged in tree removal and other site preparation activities.  Our current plans indicate that we should begin grading during the spring of 2017, Phase 1 site improvements during the summer of 2017 and initial lots sales are anticipated to begin near the end of 2017.

On January 20, 2016, we entered into a $10.0 million term loan pursuant to a Master Loan and Security Agreement and a Loan Schedule with Wells Fargo, with a first priority security interest in certain lemon packinghouse equipment to Wells Fargo. The interest rate is 3.58% and the loan is payable in monthly installments through January 2023.

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

In October 2016, we sold a conservation easement on one of our Ventura County properties to The Nature Conservancy. The easement preserves 235 acres along the Santa Clara River in perpetuity from commercial and residential development and provides access to the river by certain groups for environmental study and observation. Net proceeds from the sale were $1.0 million. We retain title to the property and the easement allows us to continue agriculture and related activities on the property.

We sell our lemons directly to our customers in Limoneira branded cartons.  Historically, we have sold a portion of our oranges and specialty citrus to Sunkist affiliated and other packing houses for processing and sale to customers in Sunkist and other branded cartons.  Beginning in fiscal year 2017, we plan to sell our oranges and most of our specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons.  We utilize our own packing facilities to process lemons for sale and have contracted with Cecelia Packing Corporation located in Orange Cove, California to pack our oranges and specialty citrus.

On December 15, 2016, we increased our dividends to $0.22 per year and declared a $0.055 per share dividend which is to be paid on January 17, 2017 in the aggregate amount of approximately $0.8 million to common shareholders of record as of December 27, 2016. This represents a 10% increase in our dividend compared to 2016.

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

Agribusiness Division

The agribusiness division is comprised of two of our reportable segments, lemon operations and other agribusiness, and represented approximately 95%, 95% and 95% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively, of which lemon operations represented 76%, 79% and 77% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively, and other agribusiness represented 19%, 16% and 18% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, San Bernardino and San Luis Obispo Counties in California and Yuma County in Arizona, which collectively consist of approximately 4,600 acres of lemons, 1,000 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  Our lemon farming is included in our “lemon operations” reportable segment within our financial statements. We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 4,600 acres of lemons planted primarily in Ventura and Tulare Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 40% of our lemons are grown in Ventura County, 25% are grown in Tulare County, 20% are grown in Yuma County, Arizona and 15% are grown in San Bernardino County, California.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California-grown lemons are available throughout the year, with peak production periods occurring from January through August.  Approximately 90% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 10% are of other varieties such as sweet Meyer lemons, proprietary seedless lemons and pink variegated lemons. The storage life of fresh lemons generally ranges from 1 to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Avocados.  Our avocado farming is included in our “other agribusiness” reportable segment within our financial statements. We are one of the largest avocado growers in the United States with approximately 1,000 acres of avocados planted throughout Ventura County.  In California, the avocado growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

Over the last 75 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis.  California-grown avocados are available year round, with peak production periods occurring between February and September.  Other avocado varieties have a more limited picking season and typically command a lower price.  Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses.  Approximately 98% of our avocado plantings are of the Hass variety.  The storage life of fresh avocados generally ranges from 1 to 4 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Oranges.  Our orange farming is included in our “other agribusiness” reportable segment within our financial statements. While we are primarily known for our high-quality lemons, we also grow oranges.  We have approximately 1,400 acres of oranges planted throughout Tulare County, California.  In California, the growing area for oranges stretches from Imperial County to Yolo County. For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late 20th century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety. California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  California-grown Valencia oranges are available from March to October, with peak production periods occurring between June and September. Approximately 95% of our orange plantings are of the Navel variety and approximately 5% are of the Valencia variety.

Navel oranges comprise most of California’s orange crop, accounting for approximately 75% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop.  While California produces approximately 25% of the nation’s oranges, its crop accounts for approximately 80% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e., juices, oils and essences) varies by season, depending on the quality of the crop.

Beginning in fiscal year 2017, we will utilize Cecelia Packing Corporation to process and pack our oranges which we sell in Limoneira branded cartons. We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

Specialty Citrus and Other Crops.  Our specialty citrus and other crop farming is included in our “other agribusiness” reportable segment within our financial statements. A few decades ago we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 900 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios, olives and wine grapes.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange. Similar to our oranges, we utilize Cecilia Packing Corporation to process and pack our specialty citrus. A portion of our specialty citrus is marketed and sold under the Sunkist brand by Sunkist and orders are processed by Sunkist-member packinghouses. As an agricultural cooperative, Sunkist coordinates the sales and marketing of the specialty citrus and orders are processed by Sunkist-member packinghouses for direct shipment to customers.

We currently market our other crops, such as pistachios, olives and wine grapes, utilizing processors which are not members of agricultural cooperatives. Our pistachios are harvested and sold to a roaster, packager and marketer of nuts, our olives are harvested and sold to a processor and marketer of olives and our wine grapes are sold to various wine producers.

Plantings

We have agricultural plantings on properties located in Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma, Arizona.  The following is a description of our agriculture properties:

Ranch Name	County / State	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other

Limoneira/Olivelands	Ventura, CA	1,700	600	500	-	-	600
Orchard Farm	Ventura, CA	1,100	500	-	-	-	600
Teague McKevett	Ventura, CA	500	200	200	-	-	100
La Campana	Ventura, CA	300	100	200	-	-	-
Rancho La Cuesta	Ventura, CA	200	100	-	-	-	100
Limco Del Mar	Ventura, CA	200	100	100	-	-	-
Porterville Ranches	Tulare, CA	1,200	400	-	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	-	400	200	100
Windfall Farms	San Luis Obispo, CA	700	-	-	-	200	500
Sheldon Ranches	Tulare, CA	1,000	200	-	600	200	-
Lemons 400	Tulare, CA	800	400	-	-	-	400
Cadiz	San Bernardino, CA	800	700	-	-	-	100
Associated Citrus Packers	Yuma, AZ	1,300	1,000	-	-	-	300
Other agribusiness land	Various counties, CA	200	-	-	-	100	100
Total		11,000	4,600	1,000	1,400	900	3,100
Percentage of Total		100%	42%	9%	13%	8%	28%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the heading “Real Estate Development.”

Windfall Farms - Creston, California.  Windfall Farms is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, we planted approximately 200 acres of vineyards and we intend to plant an additional 100 acres in 2017. Vineyards are generally productive after four years.  During the fourth quarter of 2016, the vineyards produced their first harvest from the 2014 planting, generating approximately 200 tons of grapes and $0.3 million of revenue. We generally expect to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,500 depending on the grape variety and other factors.  Based on management’s reassessment of the strategic and operational plans for the Windfall property and concurrent with the first harvest in October 2016, we re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26.8 million of real estate development assets to property, plant and equipment. Accordingly, Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment during October 2016.

Windfall Farms has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.  Operating losses of approximately $0.7 million, $1.1 million and $1.0 million are included in the real estate development segment operating losses for fiscal years 2016, 2015 and 2014, respectively.

Limco Del Mar is owned by a limited partnership of which we are the general partner and own an interest of 28.1%, which is comprised of a 1.3% general partner interest and a 26.8% limited partner interest.

We manage the Cadiz Ranches under operating lease arrangements. We purchased substantially all of the Sheldon Ranches property in two separate transactions, which closed in September and December 2015. We previously managed the Sheldon Ranches under operating lease arrangements.

The other agribusiness land in the table above includes corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs, and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four years after planting. Currently, we have 1,400 acres of lemons, 100 acres of oranges and 300 acres of specialty citrus and other crops that are under development and non-producing. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	200	600	900	1,700
Avocados	-	600	400	1,000
Total Ventura, CA	200	1,200	1,300	2,700
Tulare, CA
Lemons	500	200	500	1,200
Oranges	100	600	700	1,400
Specialty citrus and other	100	400	200	700
Total Tulare, CA	700	1,200	1,400	3,300

San Bernardino, CA - Lemons	500	200	-	700

San Luis Obispo, CA – Wine Grapes	200	-	-	200

Yuma, AZ - Lemons	200	800	-	1,000
Total	1,800	3,400	2,700	7,900
Percentage of Total	23%	43%	34%	100%

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

We invest considerable time and research into refining and improving our lemon operations through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers. In the second quarter of fiscal year 2016, our new lemon packing facility became operational, which is expected to double our lemon packing capacity and increase the efficiency of these operations.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations division represented approximately 5%, 5% and 4% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively.

Residential

We own and maintain approximately 260 residential housing units located in Ventura and Tulare Counties that we lease to employees, former employees and non-employees.  In fiscal year 2015, we added 65 new agriculture workforce housing units in Santa Paula, California.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2016, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of one of our tenants, Agromin, a processor of premium soil products and a green waste recycler located in Oxnard, California, we have implemented an organic recycling program.  Agromin provides green waste recycling for cities in Santa Barbara, Los Angeles and Ventura Counties. We worked with Agromin to develop an organic recycling facility on our land in Ventura County, to receive green materials (lawn clipping, leaves, bark and other plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees Agromin collects from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenues in fiscal year 2016 and represented approximately 1% of our consolidated revenues in fiscal years 2015 and 2014.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project and we funded $2.3 million in fiscal year 2016 and an additional $1.2 million in November 2016. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project. We are planning approximately 632 units in Phase 1 of the project.  We are currently engaged in tree removal and other site preparation activities.  Our current plans indicate that we should begin grading during the spring of 2017, Phase 1 site improvements during the summer of 2017 and initial lots sales are anticipated to begin near the end of 2017.

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

Santa Maria - Santa Barbara County, California.  As of October 31, 2016 we were invested in three entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel follows:

•	Centennial Square has been approved for 138 apartments on 6 acres and is close to medical facilities, shopping and transportation.

•	The Terraces at Pacific Crest is an approximately 8-acre parcel approved for 112 attached-housing units.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use.

Competitive Strengths

Agribusiness Division

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with a variety of crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness division, which includes our lemon operations and other agribusiness reportable segments unless otherwise noted:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, and in Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 90% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	In our lemon operations segment, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.

•	Since 2010, we have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

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

•	We have made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co. and Pioneer Water Company, Inc. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the YMIDD with our acquisition of Associated Citrus Packers, Inc. (“Associated”).

Rental Operations Division

With respect to our rental operations division, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a profitable alternative to under-producing tree crop acreage.

•	Our organic recycling tenant provides us with a low cost, environmentally friendly solution to weed and erosion control.

Real Estate Development Division

With respect to our real estate development division, we believe our competitive advantages are as follows:

•

Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Maria, which we believe have desirable climates for lifestyle families, retirees and athletic and sports enthusiasts.

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

Business Strategy

While each of our business divisions has a separate business strategy, we are an agribusiness and real estate development company that generates annual cash flows to support investments in agricultural and real estate development activities.  As our agricultural and real estate development investments are monetized, we intend to seek to expand our agribusiness into new regions and markets and invest in cash-producing residential, commercial and industrial rental assets.

The following describes the key elements of our business strategy for each of our agribusiness, rental operations and real estate development business divisions.

Agribusiness Division

With respect to our agribusiness division, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona and lemons we acquire from third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•	Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plant. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80-year old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. As described above in “Overview – Fiscal Year 2016 Highlights and Recent Developments,” a project to double the capacity and increase the efficiency of our lemon packing facilities became operational in fiscal year 2016. We expect that this project will ultimately increase fresh lemon processing capacity and lower our packing costs by reducing labor and handling inputs.

•	Opportunistically Expand Our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We may opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offset occasional losses in other crops we grow and help to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with and ownership stake in Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

•	Sell oranges and specialty citrus in Limoneira branded cartons. Historically, we have sold a portion of our oranges and specialty citrus to Sunkist affiliated and other packing houses for processing and sale to customers in Sunkist and other branded cartons. Beginning in fiscal year 2017, we plan to sell our oranges and most of our specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons. We utilize our own packing facilities to process lemons for sale and have contracted with Cecelia Packing Corporation located in Orange Cove, California to pack our oranges and specialty citrus.

•	Diversify our Agribusiness Portfolio with the Development of a Vineyard at Windfall Farms. Our Windfall Farms property has approximately 500 acres suitable for vineyard development. During fiscal years 2014 and 2015, we planted approximately 200 acres of wine grapes. We intend to continue to plant vineyards at the property up to the 500 suitable acres. We believe the vineyards are consistent with our agribusiness strategy and provide diversification to our crop production and operating results.

Rental Operations Division

With respect to our rental operations division, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. We have built and leased 65 out of a total of 71 approved additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

•	Opportunistically Lease Land to Third-Party Crop Farmers. We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns. When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek third-party row crop tenants.

•	Opportunistically Expand our Income-Producing Commercial and Industrial Rental Assets. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Real Estate Development Division

With respect to our real estate development division, key elements of our strategy include:

•	Selectively and Responsibly Develop our Agricultural Land. We recognize that long-term strategies are required for successful real estate development activities. We thus intend to maintain our position as a responsible agricultural land owner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

•	Opportunistically Increase our Real Estate Holdings. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Customers

Since November 2010, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 170 U.S. and international customers during fiscal year 2016. In our other agribusiness segment, our oranges, specialty citrus and other crops are sold through Sunkist and other packinghouses. We sell all of our avocados to Calavo.

Raw Materials

In our lemons operations segment, paper is considered to be a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material.

Information about Geographic Areas

During fiscal year 2016, lemon sales were comprised of 77% domestic sales, 20% sales to domestic exporters and 3% international sales. During fiscal year 2015, lemon sales were comprised of 75% domestic sales, 21% sales to domestic exporters and 4% international sales. During fiscal year 2014, lemon sales were comprised of 74% domestic sales, 25% sales to domestic exporters and 1% international sales. All of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. All of our long-lived assets are located within the United States and we have an investment in a citrus packing, marketing and sales business in La Serena, Chile.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness division operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter.  With respect to our lemon operations segment, our lemons are generally grown and marketed throughout the year. In terms of our other agribusiness segment, our avocados are sold generally throughout the year with the peak months being February through September.  Our Navel oranges are primarily sold from January through April and our Valencia oranges are primarily sold from June through September. Our specialty citrus is sold from November through June and our specialty crops, such as pistachios, olives and wine grapes, are sold in September and/or October.

Competition

The agribusiness division crop markets, including those in which our lemon operations and other agribusiness segments operate, are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness division are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. We also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. In our other agribusiness segment specifically, avocado products compete in the supermarket with hummus products and other dips and salsas.  U.S. producers of fruit and tree nuts generate approximately $19 billion of fruit and tree nuts each year, about 15% of which is exported. For our specific crops, the size of the U.S. market is approximately $375 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which our agribusiness division operates is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

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

Employees

At October 31, 2016, we had 276 employees, 79 of which were salaried and 197 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

Citrus and avocado orchards are subject to damage from frost and freezes, and this has happened periodically in the recent past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed.

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

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards, however, to date, only a few instances of HLB have been detected in Los Angeles County, California. Yet, there can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $0.9 million of costs in fiscal year 2016 related to pest control efforts targeted against ACP.

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

Our strategy of marketing and selling our oranges and specialty citrus directly to our food service, wholesale and retail customers may not be successful.

Historically, we have sold a portion of our oranges and specialty citrus to Sunkist affiliated and other packing houses for processing and sale to customers in Sunkist and other branded cartons.  Beginning in fiscal year 2017, we plan to sell our oranges and most of our specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons.  We utilize our own packing facilities to process lemons for sale and have contracted with Cecelia Packing Corporation located in Orange Cove, California to pack our oranges and specialty citrus.

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

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as avocados, oranges and specialty citrus, must be sold more quickly, while other items, such as lemons, can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally from January through April and our Valencia oranges are sold generally from June through September. Our avocados are sold generally throughout the year with the peak months being February through September. Our specialty citrus is sold generally from November through June and our pistachios, olives and wine grapes are sold generally in September and October.

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

Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit have negatively impacted our operating results in the past, and there can be no assurance that they will not adversely affect our operating results in the future.

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

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California passed regulations which increased minimum wage rates from $10.00 per hour to $10.50 per hour, effective January 1, 2017, gradually increasing to $15.00 per hour in 2022. Arizona minimum wage rates will increase from $8.05 per hour to $10.00 per hour effective January 1, 2017, gradually increasing to $12.00 per hour in 2020. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County and we use ground water in San Bernardino County. Following our acquisition of Associated, we began using federal project water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation. Currently, it is experiencing one of its most severe droughts on record. This year’s precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack have been significantly below historical averages. These conditions have resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs and the governor of California declared a drought State of Emergency in February 2014. Federal officials oversee the Central Valley Project, California’s largest water delivery system, and 75% of the contracted amount of water was provided to San Joaquin farmers in 2016 compared to zero in 2015 and 2014.

For fiscal year 2016, irrigation costs for our agricultural operations were similar to fiscal year 2015. However, costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. In response to the drought, we have an ongoing plan for irrigation improvements in fiscal year 2017 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

Our revolving credit facility (the “Rabobank Credit Facility”) with Rabobank and our Wells Fargo Term Loan contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2016 and 2015, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Rabobank Credit Facility and Wells Fargo Term Loan.

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

Our Rabobank Credit Facility and certain of our term loans that we have with Farm Credit West and its affiliates currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Rabobank Credit Facility, or our Farm Credit West Term Loans or our Wells Fargo Term Loan, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $66.1 million investment we have in the projects could be impaired in the future.

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

The financial performance of our real estate development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

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

As of October 31, 2016, directors and members of our executive management team beneficially owned or controlled approximately 3.6% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 8,700 acres of farm land in California, with approximately 4,100 acres located in Ventura County, approximately 3,900 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County, and we own approximately 1,300 acres located in Yuma, Arizona.  We lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 800 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 4,600 acres of lemons, approximately 1,000 acres of avocados, approximately 1,400 acres of oranges and approximately 900 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2016:

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre

Limoneira/Olivelands Ranch	1,700	$767,000	1907, 1913, 1920	$451
La Campana Ranch	300	758,000	1964	$2,526
Orchard Farm Ranch	1,100	3,240,000	1990	$2,945
Teague McKevett Ranch	500	8,253,000	1994	$16,506
Rancho La Cuesta Ranch	200	2,899,000	1994	$14,495
Porterville Ranch	700	6,427,000	1997	$9,181
Ducor Ranch	900	6,064,000	1997	$6,738
Jencks Ranch	100	846,000	2007	$8,460
Windfall Farms	700	16,162,000	2009	$23,089
Stage Coach Ranch	100	603,000	2012	$6,030
Martinez Ranch	200	1,363,000	2012	$6,815
Associated Citrus Packers, Inc.	1,300	15,035,000	2013	$11,565
Lemons 400	800	5,180,000	2013	$6,475
Sheldon Ranches	900	14,110,000	2016	$15,678
Other agribusiness land	500	4,685,000	various	$9,370
	10,000	$86,392,000

The book value of our agribusiness land holdings of $86,392,000 differs from the land balance of $76,418,000 included in property plant and equipment in the notes to the consolidated financial statements in Item 8 of this Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes leased farm land, rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers.  In 2013, we began upgrading our Santa Paula packing facility for additional capacity and completed the upgrade in the second quarter of fiscal year 2016. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own approximately 260 residential units in Santa Paula, California that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We have built 65 out of a total approved 71 additional residential rental units in Ventura County, California which we began renting in May 2015.

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,800 residential units and approximately 811,000 square feet of commercial space.

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

The Judgment adjudicated and allocated water rights in the Santa Paula Basin among the Association's members and the City of Ventura.  The water rights are established and governed by a seven-year moving average (i.e., production can rise or fall in any particular year so long as the seven-year average is not exceeded).   Under California law, the water rights are considered "property."  A perpetual right to water, evidenced by the Judgment, can be exchanged for interests in real property under IRS Code Section 1031 and if condemned by a public agency, just compensation must be paid to the rightful owner.  Our rights under the Judgment are perpetual and considered very firm and reliable which reflects favorably upon their fair market value.

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

Our California water resources include approximately 17,000 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. In connection with our September 6, 2013 acquisition of Associated and its property ownership in Yuma, Arizona and its related membership in the YMIDD, we have been allocated approximately 11,000 acre feet of water sourced from the Colorado River.  In December 2013, and revised in December 2014 and 2015, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated has agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. Additionally, we own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and in fiscal year 2013 we signed a five-year lease with Vintage Petroleum, LLC to allow seismic testing on approximately 1,500 acres. In August of 2015, Vintage released its interest in a portion of the lease, reducing its leased acreage to approximately 30 acres. We will receive a 20% royalty if any oil and gas is extracted.

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

	High	Low
2016
Fourth Quarter Ended October 31, 2016	$19.69	$16.33
Third Quarter Ended July 31, 2016	$19.08	$14.81
Second Quarter Ended April 30, 2016	$17.89	$11.50
First Quarter Ended January 31, 2016	$17.57	$11.94
2015
Fourth Quarter Ended October 31, 2015	$20.72	$15.86
Third Quarter Ended July 31, 2015	$23.10	$19.92
Second Quarter Ended April 30, 2015	$23.96	$19.88
First Quarter Ended January 31, 2015	$25.80	$20.02

Holders

On December 31, 2016, there were 250 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2016
Fourth Quarter Ended October 31, 2016	$0.0500
Third Quarter Ended July 31, 2016	$0.0500
Second Quarter Ended April 30, 2016	$0.0500
First Quarter Ended January 31, 2016	$0.0500
2015
Fourth Quarter Ended October 31, 2015	$0.0450
Third Quarter Ended July 31, 2015	$0.0450
Second Quarter Ended April 30, 2015	$0.0450
First Quarter Ended January 31, 2015	$0.0450

In December 2016, we increased our quarterly dividend to $0.055 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

	Years Ended October 31,
	2016	2015	2014	2013	2012
Total net revenues	$111,789,000	$100,311,000	$103,462,000	$84,884,000	$65,828,000
Operating income	$9,188,000	$4,583,000	$9,893,000	$5,398,000	$4,556,000
Net income	$8,058,000	$7,082,000	$6,991,000	$4,906,000	$3,150,000
Basic and diluted net income per common share	$0.52	$0.46	$0.46	$0.36	$0.26
Total assets	$305,448,000	$269,370,000	$246,683,000	$209,264,000	$172,052,000
Current and long-term debt	$90,672,000	$89,668,000	$68,150,000	$61,990,000	$89,460,000
Convertible preferred stock	$12,231,000	$12,281,000	$12,331,000	$3,000,000	$3,000,000
Cash dividends declared per share of common stock	$0.20	$0.18	$0.17	$0.15	$0.13

In fiscal year 2016, we capitalized approximately $3.7 million of costs for the expansion of our lemon packing facility, which became operational in March 2016. We purchased the Sheldon Ranch for approximately $15.1 million and capitalized approximately $6.9 million of costs related to our East Areas I & II real estate development projects. Additionally, we capitalized approximately $5.5 million of costs related to orchard development and $1.0 million of costs related to vineyard development.

In fiscal year 2015, we capitalized approximately $15.6 million of costs for the expansion of our lemon packing facility and capitalized approximately $8.0 million of costs related to our East Areas I & II and Windfall Farms real estate development projects. We capitalized approximately $2.7 million of costs in fiscal year 2015 for our agriculture workforce housing project, which was substantially completed in May 2015. Additionally, in February 2015, we purchased $1.2 million of existing lemon trees and irrigation systems on 200 acres of land we lease from Cadiz.

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

On September 6, 2013, we completed the acquisition of all of the outstanding stock of Associated Citrus Packers, Inc. (“Associated”), a privately owned Arizona corporation, for $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $16.0 million based on our Company’s stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long-term debt. The acquisition was structured as a tax-free reorganization under section 368 of the Internal Revenue Code.

On October 11, 2013, we completed the acquisition of Lemons 400 for $8.8 million in cash. This property, located in the town of Porterville in Tulare County, California, consists of approximately 400 acres of productive lemon orchards and 360 acres primarily leased for cattle grazing. The acquisition also included water assets and agricultural equipment and supplies.

In February 2013, we completed the sale of 2,070,000 shares of common stock, at a price of $18.50 per share, to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 16% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 13,307,085 shares of common stock outstanding. The gross proceeds of the offering totaled $38.3 million and after an underwriting discount of $2.1 million and other offering expenses of $0.3 million, the net proceeds were $35.9 million. During February 2013, we used the net offering proceeds to repay long-term debt.

Certain reclassifications have been made to the Selected Financial Data above to conform to the October 31, 2016 presentation. The Company has reclassified debt issuance costs of $204,000, $142,000 and $175,000 as of October 31, 2014, 2013, and 2012, respectively, from other assets to long-term debt. The Company has reclassified net current deferred income tax assets of $508,000 and $395,000 as of October 31, 2013 and 2012, respectively, from prepaid expenses and other current assets to deferred income taxes.

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

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 11,000 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, and Yuma, Arizona, which plantings consist of approximately 4,600 acres of lemons, 1,000 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others.

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

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have three active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 260 completed units and another approximately 1,800 units in various stages of development.

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

Recent Developments – refer to Part I, Item 1 “Fiscal Year 2016 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for:

	Years Ended October 31,
	2016		2015		2014

Net revenues:
Agribusiness	$106,130,000	95%	$95,124,000	95%	$98,522,000	95%
Rental operations	5,603,000	5%	5,104,000	5%	4,640,000	4%
Real estate development	56,000	-	83,000	-	300,000	1%
Total net revenues	111,789,000	100%	100,311,000	100%	103,462,000	100%
Costs and expenses:
Agribusiness	83,604,000	81%	77,186,000	81%	74,325,000	79%
Rental operations	3,617,000	4%	3,440,000	4%	3,073,000	3%
Real estate development	2,061,000	2%	1,330,000	1%	1,400,000	2%
Impairments of real estate development assets	-	-	-	-	435,000	1%
Selling, general and administrative	13,319,000	13%	13,772,000	14%	14,336,000	15%
Total costs and expenses	102,601,000	100%	95,728,000	100%	93,569,000	100%
Operating income (loss):
Agribusiness	22,526,000		17,938,000		24,197,000
Rental operations	1,986,000		1,664,000		1,567,000
Real estate development	(2,005,000)		(1,247,000)		(1,535,000)
Selling, general and administrative	(13,319,000)		(13,772,000)		(14,336,000)
Operating income	9,188,000		4,583,000		9,893,000
Other income (expense):
Interest (expense) income, net	(1,409,000)		(148,000)		60,000
Equity in earnings of investments	634,000		243,000		263,000
Gain on sale of stock in Calavo Growers, Inc.	3,419,000		5,033,000		-
Gain on sale of conservation easement	995,000		-		-
Gain on sale of Wilson Ranch	-		935,000		-
Other income, net	498,000		410,000		348,000
Total other income	4,137,000		6,473,000		671,000

Income before income taxes	13,325,000		11,056,000		10,564,000

Income tax provision	(5,267,000)		(3,974,000)		(3,573,000)
Net income	$8,058,000		$7,082,000		$6,991,000

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

	Years Ended October 31,
	2016	2015	2014
Net income
	$8,058,000	$7,082,000	$6,991,000
Interest expense, net	1,409,000	148,000	(60,000)
Income taxes	5,267,000	3,974,000	3,573,000
Depreciation and amortization	5,339,000	4,184,000	3,516,000
EBITDA	20,073,000	15,388,000	14,020,000
Impairments of real estate development assets	-	-	435,000
Adjusted EBITDA	$20,073,000	$15,388,000	$14,455,000

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

Total revenue for fiscal year 2016 was $111.8 million compared to $100.3 million for fiscal year 2015. The 11% increase of $11.5 million was primarily the result of increased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2016	2015	Change
Lemons	$85,267,000	$78,978,000	$6,289,000	8%
Avocados	10,767,000	7,132,000	3,635,000	51%
Navel and Valencia oranges	6,143,000	5,626,000	517,000	9%
Specialty citrus and other crops	3,953,000	3,388,000	565,000	17%
Agribusiness revenues	$106,130,000	$95,124,000	$11,006,000	12%

•	Lemons: The increase in fiscal year 2016 was primarily the result of increased volume of fresh lemons sold and increased lemon by-product and other lemon sales partially offset by lower prices. During fiscal years 2016 and 2015, fresh lemon sales were $71.7 million and $67.0 million, respectively, on 2.9 million and 2.7 million cartons of fresh lemons sold at average per carton prices of $24.72 and $24.81, respectively. The lower average per carton price in fiscal year 2016 compared to fiscal year 2015 was primarily due to less favorable overall market conditions. Additionally, lemon by-products, shipping and handling, commissions and other lemon sales were $13.6 million in fiscal year 2016 compared to $12.0 million in fiscal year 2015.

•	Avocados: The increase in fiscal year 2016 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2016 and 2015, 11.4 million and 7.0 million pounds of avocados were sold at average per pound prices of $0.95 and $1.02, respectively. Lower prices in fiscal year 2016 were primarily due to increased supply in the marketplace.

•	Navel and Valencia oranges: The increase in fiscal year 2016 was primarily due to higher volume of oranges sold partially offset by lower prices. During fiscal years 2016 and 2015, orange sales were $6.1 million and $5.6 million, respectively, on 1,049,000 and 744,000 40-pound carton equivalents of oranges sold at average per carton prices of $5.86 and $7.56, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2016 was primarily due to higher volume of specialty citrus sold partially offset by lower prices. In fiscal years 2016 and 2015, we sold 349,000 and 253,000 40-pound carton equivalents of specialty citrus at average per carton prices of $8.33 and $10.79, respectively. Additionally, we sold approximately 200 tons of wine grapes for $0.3 million in fiscal year 2016 compared to zero in fiscal year 2015.

Rental operations revenue was $5.6 million in fiscal year 2016 compared to $5.1 million in fiscal year 2015. The increase in fiscal year 2016 was primarily due to a full year of rental revenue from 65 newly completed agricultural workforce housing units that we began renting in May 2015.

Real estate development revenue was $0.1 million in fiscal years 2016 and 2015, comprised primarily of incidental alfalfa sales at our Windfall Farms property.

Costs and Expenses

Total costs and expenses for fiscal year 2016 were $102.6 million compared to $95.7 million for fiscal year 2015. This 7% increase of $6.9 million was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2016	2015	Change
Packing costs	$21,939,000	$20,644,000	$1,295,000	6%
Harvest costs	13,263,000	11,742,000	1,521,000	13%
Growing costs	18,774,000	20,131,000	(1,357,000)	(7)%
Third-party grower costs	25,307,000	21,328,000	3,979,000	19%
Depreciation	4,321,000	3,341,000	980,000	29%
Agribusiness costs and expenses	$83,604,000	$77,186,000	$6,418,000	8%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2016 was primarily due to higher volume of cartons packed, partially offset by lower average per carton costs compared to fiscal year 2015. In fiscal years 2016 and 2015, we packed and sold 2.9 million and 2.7 million cartons of lemons at average per carton costs of $7.22 and $7.31, respectively. Additionally, packing costs include $1.0 million of shipping costs in fiscal year 2016 compared to $0.9 million in fiscal year 2015.

•	Harvest costs: The increase in fiscal year 2016 was primarily attributable to higher lemon, avocado, orange and specialty citrus harvest volumes compared to fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in fiscal year 2016 is primarily due to decreased lease expense and fertilization and soil amendments of $0.8 million and $0.6 million, respectively, compared to fiscal year 2015.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher volume of third-party grower lemons sold, partially offset by lower prices. Of the 2.9 million and 2.7 million cartons sold during fiscal years 2016 and 2015, respectively, 1.2 million (42%) and 0.9 million (36%) were procured from third-party growers at average per carton prices of $20.59 and $22.36, respectively. Additionally, we incurred $0.6 million of costs for purchased, packed fruit for resale compared to $1.2 million in fiscal year 2015.

•	Depreciation expense in fiscal year 2016 was $1.0 million higher than fiscal year 2015 primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development expenses for fiscal year 2016 were $2.1 million compared to $1.3 million in fiscal year 2015. The increase was primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with Lewis Group of Companies for the residential development of our East Area I project.

Selling, general and administrative expenses for fiscal year 2016 were $13.3 million compared to $13.8 million for fiscal year 2015. This 3% decrease of $0.5 million was primarily attributable to the following:

•	$1.2 million decrease in legal and consulting expenses associated with our East Area I real estate development project, which resulted in entering into a real estate development joint venture with the Lewis Group of Companies on November 10, 2015; and

•	$1.0 million net increase in salaries, benefits and incentive compensation primarily due to incentive compensation increases as a result of an increase in operating results in fiscal year 2016.

•	$0.3 million net decrease in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other Income (Expense)

Other income for fiscal year 2016 was $4.1 million compared to $6.5 million for fiscal year 2015. The $2.3 million decrease in income is primarily the result of:

•	$1.3 million increase in net interest expense;

•	$0.4 million increase in earnings from equity investments;

•	$1.6 million decrease in gain on the sales of stock in Calavo Growers, Inc.;

•	$1.0 million sale of a conservation easement in fiscal year 2016; and

•	$0.9 million sale of Wilson Ranch in fiscal year 2015.

Income Taxes

We recorded an income tax provision of $5.3 million for fiscal year 2016 on pre-tax income of $13.3 million compared to an income tax provision of $4.0 million for fiscal year 2015 on pre-tax income of $11.1 million. Our effective tax rate is 39.5% for fiscal year 2016 compared to an effective rate of 35.9% for fiscal year 2015. The increase in our effective tax rate in fiscal year 2016 is primarily attributable to decreased Domestic Production Activities Deduction resulting from the current year federal net operating loss. The federal net operating loss was primarily generated by accelerated federal tax depreciation related to new lemon packinghouse assets.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues

Total revenue for fiscal year 2015 was $100.3 million compared to $103.5 million for fiscal year 2014. The 3% decrease of $3.2 million was primarily the result of decreased agribusiness revenues, as detailed below:

	Agribusiness Revenues for the Years Ended October 31,
	2015	2014	Change
Lemons	$78,978,000	$79,726,000	$(748,000)	(1)%
Avocados	7,132,000	7,374,000	(242,000)	(3)%
Navel and Valencia oranges	5,626,000	7,616,000	(1,990,000)	(26)%
Specialty citrus and other crops	3,388,000	3,806,000	(418,000)	(11)%
Agribusiness revenues	$95,124,000	$98,522,000	$(3,398,000)	(3)%

•	Lemons: The decrease in fiscal year 2015 was primarily the result of decreased volume of fresh lemons sold partially offset by higher prices and increased lemon by-product and other lemon sales. During fiscal years 2015 and 2014, fresh lemon sales were $67.0 million and $69.8 million, respectively, on 2.7 million and 2.9 million cartons of lemons sold at average per carton prices of $24.81 and $24.07, respectively. The higher average per carton price in fiscal year 2015 compared to fiscal year 2014 was primarily due to more favorable overall market conditions. Additionally, lemon by-products, shipping and handling, commissions and other lemon sales were $12.0 million in fiscal year 2015 compared to $9.9 million in fiscal year 2014.

•	Avocados: The decrease in fiscal year 2015 was primarily due to lower prices partially offset by increased production. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2015 and 2014, 7.0 million and 6.7 million pounds of avocados were sold at average per pound prices of $1.02 and $1.10, respectively. Lower prices in fiscal year 2015 were primarily due to increased supply in the marketplace. Additionally, fiscal year 2014 revenue included a $0.1 million avocado crop insurance claim settlement.

•	Navel and Valencia oranges: The decrease in fiscal year 2015 was primarily due to lower prices and decreased volume of oranges sold. During fiscal years 2015 and 2014, orange sales were $5.6 million and $7.6 million, respectively, on 744,000 and 754,000 40-pound carton equivalents of oranges sold at average per carton prices of $7.56 and $10.08, respectively. The higher prices in fiscal year 2014 were primarily due to decreased market supply resulting from a period of freezing temperatures in California’s San Joaquin Valley during December 2013.

•	Specialty citrus and other crops: The decrease in fiscal year 2015 was primarily due to lower price and volume of pistachios sold. In fiscal years 2015 and 2014, we sold 70,000 and 111,000 pounds of pistachios at average per pound prices of $4.33 and $6.15, respectively.

Rental operations revenue was $5.1 million in fiscal year 2015 compared to $4.6 million in fiscal year 2014. The increase in fiscal year 2015 was primarily due to additional rental revenue from 65 newly completed agricultural workforce housing units that we began renting in May 2015 and increased organic recycling and other revenue.

Real estate development revenue was $0.1 million in fiscal year 2015 compared to $0.3 million in fiscal year 2014. The decrease in fiscal year 2015 revenue compared to fiscal year 2014 was primarily due to lower alfalfa production at our Windfall Farms development property. In fiscal years 2015 and 2014, we removed approximately 200 acres of alfalfa and planted vineyards.

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

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2015	2014	Change
Packing costs	$20,644,000	$17,925,000	$2,719,000	15%
Harvest costs	11,742,000	11,110,000	632,000	6%
Growing costs	20,131,000	19,814,000	317,000	2%
Third-party grower costs	21,328,000	22,649,000	(1,321,000)	(6)%
Depreciation	3,341,000	2,827,000	514,000	18%
Agribusiness costs and expenses	$77,186,000	$74,325,000	$2,861,000	4%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2015 was primarily due to $2.5 million of costs at our Yuma, Arizona packinghouse which was acquired in June 2014 and higher per carton packing costs. In fiscal years 2015 and 2014, we packed and sold 2.7 million and 2.9 million cartons of lemons at average per carton costs of $7.31 and $6.11, respectively. The increase in average per carton costs is primarily the result of decreased volume of fresh lemons packed and sold. Additionally, packing costs include $0.9 million of shipping costs in fiscal year 2015 compared to $0.2 million in fiscal year 2014.

•	Harvest costs: The increase in fiscal year 2015 was primarily attributable to higher lemon harvest costs and higher avocado and olive harvest volumes compared to fiscal year 2014.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2015 was primarily due to increased fertilization and soil amendments and pest control costs of $0.7 million and $0.3 million, respectively, partially offset by decreased lease expense and pruning costs of $0.6 million and $0.1 million, respectively, compared to fiscal year 2014.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. Of the 2.7 million and 2.9 million cartons sold during fiscal years 2015 and 2014, respectively, 0.9 million (36%) and 1.0 million (36%) were procured from third-party growers at average per carton prices of $22.36 and $21.00, respectively. Additionally, we incurred $1.2 million of costs for purchased, packed fruit for resale compared to $1.6 million in fiscal year 2014.

•	Depreciation expense in fiscal year 2015 was $0.5 million higher than fiscal year 2014 primarily due to a net increase in assets placed into service and the acquisition of our Yuma, Arizona packinghouse in June 2014.

Real estate development expenses for fiscal year 2015 were $1.3 million compared to $1.8 million in fiscal year 2014. In July 2014, we recognized an impairment charge of $0.4 million on our Centennial real estate development project. There were no impairment charges recognized in fiscal year 2015.

Selling, general and administrative expenses for fiscal year 2015 were $13.8 million compared to $14.3 million for fiscal year 2014. This 4% decrease of $0.5 million was primarily attributable to the following:

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

Other Income (Expense)

Other income for fiscal year 2015 was $6.5 million compared to $0.7 million for fiscal year 2014. The $5.8 million increase in income was primarily the result of:

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

Segment Results of Operations

We operate in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 24, Segment Information, to the consolidated financial statements included in this Annual Report for additional information regarding our operating segments.

The following table provides segment information for fiscal years 2016, 2015 and 2014:

	Years Ended October 31,
	2016	2015	2014
Lemon operations:
Revenues	$85,267,000	$78,978,000	$79,726,000
Costs and expenses	66,558,000	61,766,000	59,412,000
Operating income	18,709,000	17,212,000	20,314,000

Other agribusiness:
Revenues	20,863,000	16,146,000	18,796,000
Costs and expenses	12,725,000	12,079,000	12,086,000
Operating income	8,138,000	4,067,000	6,710,000

Lemon and other agribusiness depreciation and amortization	4,321,000	3,341,000	2,827,000
Total agribusiness operating income	22,526,000	17,938,000	24,197,000

Rental operations:
Revenues	5,603,000	5,104,000	4,640,000
Costs and expenses	2,885,000	2,859,000	2,651,000
Depreciation and amortization	732,000	581,000	422,000
Operating income	1,986,000	1,664,000	1,567,000

Real estate development:
Revenues	56,000	83,000	300,000
Costs and expenses	2,006,000	1,284,000	1,756,000
Depreciation and amortization	55,000	46,000	79,000
Operating loss	(2,005,000)	(1,247,000)	(1,535,000)

Selling, general and administrative expenses	(13,319,000)	(13,772,000)	(14,336,000)
Total operating income	$9,188,000	$4,583,000	$9,893,000

Fiscal Year 2016 Compared to Fiscal Year 2015

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Lemon operations

For fiscal year 2016 our lemon operations segment revenue was $85.3 million compared to $79.0 million for fiscal year 2015, an 8% increase of $6.3 million.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs and costs related to the fruit we procure from third-party growers. For fiscal year 2016, our lemon operations costs were $66.6 million compared to $61.8 million for fiscal year 2015. The 8% increase of $4.8 million primarily consists of the following:

•	Packing costs for fiscal year 2016 were $1.3 million higher than fiscal year 2015.

•	Harvest costs for fiscal year 2016 were $0.1 million higher than fiscal year 2015.

•	Growing costs for fiscal year 2016 were $0.6 million lower than fiscal year 2015.

•	Third-party grower costs for fiscal year 2016 were $4.0 million higher than fiscal year 2015.

Other agribusiness

For fiscal year 2016, our other agribusiness segment revenue was $20.9 million compared to $16.1 million for fiscal year 2015. The 29% increase of $4.8 million primarily consists of the following:

•	Avocado revenue for fiscal year 2016 was $3.7 million higher than fiscal year 2015.

•	Navel and Valencia orange revenue in fiscal year 2016 was $0.5 million higher than in fiscal year 2015.

•	Specialty citrus and other crop revenue for fiscal year 2016 was $0.6 million higher than fiscal year 2015.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2016 were $12.7 million compared to $12.1 million for fiscal year 2015. The 5% increase of $0.6 million primarily consists of the following:

•	Harvest costs for fiscal year 2016 were $1.3 million higher than fiscal year 2015.

•	Growing costs for fiscal year 2016 were $0.7 million lower than fiscal year 2015.

Lemon and other agribusiness depreciation and amortization for fiscal year 2016 were $4.3 million compared to $3.3 million for fiscal year 2015. The 29% increase of $1.0 million was primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Rental Operations

Our rental operations segment had revenues of approximately $5.6 million and $5.1 million in fiscal years 2016 and 2015, respectively. The $0.5 million increase in fiscal year 2016 was primarily due to a full year of rental revenue from 65 additional agriculture workforce housing units that we began renting in May 2015.

Costs and expenses in our rental operations segment were approximately $3.6 million and $3.4 million in fiscal years 2016 and 2015, respectively. Depreciation expense was $0.7 million and $0.6 million in fiscal years 2016 and 2015, respectively.

Real Estate Development

Our real estate development segment had revenues of approximately $0.1 million in fiscal years 2016 and 2015, respectively.

Costs and expenses in our real estate development segment were approximately $2.1 million and $1.3 million in fiscal years 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2016 were $0.5 million lower than fiscal year 2015.

Fiscal Year 2015 Compared to Fiscal Year 2014

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Lemon operations

For fiscal year 2015 our lemon operations segment revenue was $79.0 million compared to $79.7 million for fiscal year 2014, a 1% decrease of $0.7 million.

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

Other agribusiness

For fiscal year 2015, our other agribusiness segment revenue was $16.1 million compared to $18.8 million for fiscal year 2014. The 14% decrease of $2.7 million primarily consists of the following:

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

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2016 and October 31, 2015, respectively. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

(in thousands, except per common share amounts)	Three Months Ended 2016
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$19,534	$39,903	$27,365	$24,987
Costs and expenses	20,421	25,709	25,150	31,321
Operating income (loss)	(887)	14,194	2,215	(6,334)
Other income (loss), net	1,085	3,228	(431)	255
Income (loss) before income taxes	198	17,422	1,784	(6,079)
Income tax (provision) benefit	(179)	(6,693)	(562)	2,167
Net income (loss)	$19	$10,729	$1,222	$(3,912)

Net income (loss) per common share:
Basic	$(0.01)	$0.75	$0.08	$(0.29)
Diluted	$(0.01)	$0.71	$0.08	$(0.29)
Number of shares used in per common share computations:
Basic	14,178	14,178	14,174	14,148
Diluted	14,178	15,066	14,174	14,148

	Three Months Ended 2015
Statement of Operations Data:	Oct. 31,	July 31,	Apr. 30,	Jan. 31,

Revenues	$14,212	$29,811	$28,277	$28,011
Costs and expenses	19,090	21,973	24,137	30,528
Operating income (loss)	(4,878)	7,838	4,140	(2,517)
Other income, net	6,029	251	(121)	314
Income (loss) before income taxes	1,151	8,089	4,019	(2,203)
Income tax (provision) benefit	(497)	(2,776)	(1,456)	755
Net income (loss)	$654	$5,313	$2,563	$(1,448)

Net income (loss) per common share:
Basic	$0.04	$0.36	$0.17	$(0.11)
Diluted	$0.04	$0.36	$0.17	$(0.11)
Number of shares used in per common share computations:
Basic	14,132	14,127	14,124	14,098
Diluted	14,132	14,953	14,124	14,098

The following information compares our fourth quarter ended October 31, 2016 to the fourth quarter ended October 31, 2015. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•	Total revenues increased $5.3 million in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to increased lemon revenues of $4.8 million. During the fourth quarter of fiscal year 2016, we sold 521,000 cartons of fresh lemons, including 249,000 cartons procured from third party growers, at an average per carton price of $25.91, compared to 388,000 cartons of fresh lemons, including 125,000 cartons procured from third party growers, at an average per carton price of $25.00 in the fourth quarter of fiscal year 2015.

•	Total costs and expenses increased $1.3 million in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to increases in agribusiness costs of $1.9 million primarily associated with third-party grower costs partially offset by decreases in real estate development costs of $0.3 million and selling, general and administrative expenses of $0.1 million. In the fourth quarter of fiscal year 2016, we sold 249,000 cartons of lemons procured from third-party growers at an average per carton cost of $18.92 compared to 125,000 cartons procured from third-party growers at an average per carton cost of $21.36 in the fourth quarter of fiscal year 2015.

•	Total other income decreased $4.9 million in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to the fourth quarter fiscal year 2015 gains of $0.9 million recognized on the sale of Wilson Ranch and $5.0 million recognized on the sale of stock in Calavo Growers, Inc., partially offset by the fourth quarter fiscal year 2016 $1.0 million sale of a conservation easement.

•	Income tax provision decreased $0.3 million in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to the decrease in pre-tax income of $1.0 million.

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development divisions and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, which are readily available from local sources.

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2016, 2015 and 2014, net cash provided by operating activities was $14.3 million, $7.7 million and $16.1 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $8.1 million, $7.1 million and $7.0 million for fiscal years 2016, 2015 and 2014, respectively. The components of net income in fiscal year 2016 compared to fiscal year 2015 consist of an increase in operating income of $4.6 million, a decrease in other income of $2.3 million and an increase in income tax provision of $1.3 million. The increase of $0.1 million in fiscal year 2015 compared to fiscal year 2014 was primarily attributable to a decrease in operating income of $5.3 million, an increase in other income of $5.8 million and an increase in income tax provision of $0.4 million.

•	Depreciation and amortization was $5.3 million, $4.2 million and $3.5 million for fiscal years 2016, 2015 and 2014, respectively. The increase in fiscal year 2016 compared to fiscal year 2015 was primarily the result of the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016. The increase in fiscal year 2015 compared to fiscal year 2014 was primarily the result of an increase in assets placed into service; including 65 agriculture workforce housing units which we began renting in May 2015.

•	Non-cash impairments of real estate development assets were zero, zero and $0.4 million for fiscal years 2016, 2015 and 2014, respectively.

•	Loss on disposals of fixed assets of $0.1 million, $0.4 million and $0.5 million in fiscal years 2016, 2015 and 2014, respectively, were primarily the result of expenses incurred from orchard removals related to the Pilot Fallowing Program with YMIDD and our on-going orchard redevelopment plans.

•	Non-cash stock compensation expense was $1.3 million, $1.1 million and $1.1 million for fiscal years 2016, 2015 and 2014, respectively, which is primarily comprised of expense recognition and vesting of 2013, 2014, 2015 and 2016 grants to management under our stock grant performance bonus program plus the directors’ stock incentive compensation.

•	Equity in earnings of investments of $0.6 million, $0.2 million and $0.3 million for fiscal years 2016, 2015 and 2014, respectively, is primarily comprised of earnings from our investment in Limco Del Mar, Ltd.

•	Cash distributions from equity investments of $0.6 million, $0.8 million and $0.2 million in fiscal years 2016, 2015 and 2014, respectively, were primarily from our investment in Limco Del Mar. Ltd.

•	We sold 60,000 and 140,000 shares of common stock in Calavo Growers, Inc. in fiscal years 2016 and 2015, respectively, which resulted in gains of $3.4 million and $5.0 million, respectively. No such transactions occurred in fiscal year 2014.

•	We sold a conservation easement for $1.0 million in fiscal year 2016 and we sold our Wilson Ranch in fiscal year 2015 which resulted in a gain of $0.9 million. No such transactions occurred in fiscal year 2014.

•	Accounts receivable, net balance at October 31, 2016 was $9.3 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.9 million for fiscal year 2016. Accounts receivable, net balance was $7.4 million at October 31, 2015 compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.2 million for fiscal year 2015. Accounts receivable, net balance at October 31, 2014 was $7.2 million compared to $6.4 million at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $0.8 million for fiscal year 2014. The decreases in operating cash flows for fiscal years 2016, 2015 and 2014 are primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $0.1 million of operating cash flows in fiscal year 2016 compared to using $0.2 million of operating cash flows in fiscal year 2015, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2016. Cultural costs used $0.2 million of operating cash flows in fiscal year 2015 compared to providing $0.4 million of operating cash flows in fiscal year 2014, primarily due to an initial lower amount of inventory carried at the beginning of fiscal year 2015.

•	Prepaid expenses and other current assets provided $0.1 million of operating cash flows in fiscal year 2016 compared to providing $0.2 million in fiscal year 2015. Prepaid expenses and other current assets provided $0.2 million of operating cash flows in fiscal year 2015 compared to using $0.4 million in fiscal year 2014. The $0.6 million increase in operating cash flows in fiscal year 2015 compared to fiscal year 2014 is primarily due to a $0.4 million decrease in advances paid to lemon suppliers in fiscal year 2015.

•	Income taxes receivable balance was $2.8 million at October 31, 2016 compared to zero at October 31, 2015 resulting in a corresponding decrease in operating cash flows of $2.8 million for fiscal year 2016. Income taxes receivable balance was zero at October 31, 2015 compared to $1.1 million at October 31, 2014 resulting in a corresponding increase in operating cash flows of $1.1 million for fiscal year 2015. Income taxes receivable balance at October 31, 2014 was $1.1 compared to zero at October 31, 2013, resulting in a corresponding decrease in operating cash flows of $1.1 million for fiscal year 2014.

•	Accounts payable and growers payable provided $0.8 million of operating cash flows in fiscal year 2016, used $0.9 million of operating cash flows in fiscal year 2015 and provided $4.1 million of operating cash flows in fiscal year 2014. The $0.8 million of cash provided in fiscal year 2016 was primarily the result of a $1.7 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end and $0.3 million accrued equity investment contribution. The $0.9 million of cash used in fiscal year 2015 was primarily the result of a $0.3 million increase in accounts payable and growers payable offset by $1.1 million of capital expenditures accrued but not paid at year-end. The $4.1 million of cash provided in fiscal year 2014 was primarily the result of a $5.1 million increase in accounts payable and growers payable partially offset by $1.0 million of capital expenditures accrued but not paid at year-end. The increases in accounts payable and growers payable in fiscal years 2016, 2015 and 2014 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•	Accrued liabilities provided operating cash flows of $1.3 million in fiscal year 2016, used operating cash flows of $1.7 million in fiscal year 2015 and provided operating cash flows of $0.9 million in fiscal year 2014. The $1.3 million of cash provided in fiscal year 2016 is primarily the result of $0.7 million increase in accrued compensation and $0.5 increase in accrued payments to lemon suppliers. The $1.7 million of cash flows used in fiscal year 2015 is primarily the result of a $1.6 million decrease in accrued compensation related to incentive compensation payments. The $0.9 million of cash from operating activities in fiscal year 2014 is primarily the result of a $1.3 million increase in accrued compensation and $1.0 million increase in Sheldon Ranch accrued lease expenses offset by $1.7 million decrease in accrued income taxes payable compared to fiscal year 2013.

•	Other long-term liabilities provided operating cash flows of $0.1 million in fiscal year 2016 and consisted of $0.6 million of non-cash pension expense offset by $0.5 million of pension contributions. Other long-term liabilities provided operating cash flows of $2.5 million in fiscal year 2015 and consisted primarily of $2.0 million contribution deposit received for joint venture interest and $0.9 million of non-cash pension expense offset by $0.4 million of pension contributions. The $0.2 million of operating cash flows provided in fiscal year 2014 represented $0.7 million of non-cash pension expense offset by $0.5 million of pension contributions.

Cash Flows from Investing Activities

For the years ended October 31, 2016, 2015 and 2014, net cash used in investing activities was $11.5 million, $25.8 million and $28.6 million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments. Capital expenditures for fiscal years 2015 and 2014 include amounts incurred on two significant projects to expand and modernize our lemon packing operations and add 65 additional farm worker housing units.

•	Capital expenditures for fiscal year 2016 were comprised of $12.9 million for property, plant and equipment primarily related to orchard development and construction and equipment purchased for our lemon packing facilities and $3.4 million for real estate development projects. In November 2015, we received $18.0 million for 50% interest in a joint venture that will develop our East Area I real estate development project. We contributed $2.3 million to this joint venture in fiscal year 2016 and purchased $0.6 million of additional limited partnership units in Limco Del Mar, Ltd. In December 2015, we purchased 757 acres of agriculture property for $15.1 million. We received $4.0 million net proceeds from sale of stock in Calavo Growers, Inc. and $1.0 million net proceeds from the sale of a conservation easement.

•	Capital expenditures for fiscal year 2015 were comprised of $24.7 million for property, plant and equipment, $6.5 million for real estate development projects and $3.4 million for an agriculture property acquisition. These investment activities were partially offset by $2.7 million net proceeds from sale of Wilson Ranch and $6.4 million net proceeds from sale of stock in Calavo Growers, Inc.

•	Capital expenditures for fiscal year 2014 were comprised of $21.1 million for property, plant and equipment, $4.8 million for real estate development projects and $0.7 million for a business acquisition. Additionally, we invested $1.8 million in Rosales, S.A., a citrus packing, marketing and selling business located in La Serena, Chile.

Cash Flows from Financing Activities

For the year ended October 31, 2016, net cash used in financing activities was $2.8 million. For the years ended October 31, 2015 and 2014, net cash provided by financial activities was $18.1 million, and $12.5 million, respectively.

•	The $2.8 million of cash used by financing activities for fiscal year 2016 is primarily comprised of net borrowings of long-term debt in the amount of $1.0 million offset by common and preferred dividends, in aggregate, of $3.5 million in fiscal year 2016.

•	The $18.1 million of cash provided by financing activities for fiscal year 2015 is primarily comprised of net borrowings of long-term debt in the amount of $21.5 million. Additionally, we paid common and preferred dividends, in aggregate, of $3.2 million in fiscal year 2015.

•	The $12.5 million of cash provided by financing activities for fiscal year 2014 is primarily comprised of net borrowings of long-term debt in the amount of $6.3 million and net proceeds from our issuance of Series B-2 Preferred Stock in the amount of $9.3 million. Additionally, we paid common and preferred dividends, in aggregate, of $2.8 million in fiscal year 2014.

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

We believe that the cash flows from operations and borrowing capacity from existing and available credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal 2017. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Credit Facility

As of October 31, 2016, our outstanding borrowings under the Rabobank Credit Facility were $59.6 million and we had $40.4 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.32% at October 31, 2016. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. In March 2014, we entered into a Third Amendment to Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a secured interest in certain of our agriculture properties in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at October 31, 2016.

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

The Rabobank Credit Facility is secured by certain of our agricultural properties and a portion of the equity interest in the San Cayetano Mutual Water Company, and subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that we will maintain a debt service coverage ratio, as defined in the Rabobank Credit Facility, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2016 and 2015.

Farm Credit West Term Loans

As of October 31, 2016, we had an aggregate of $22.0 million outstanding under the Farm Credit West Term Loans. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of October 31, 2016, we had $3.7 million outstanding under the Farm Credit West term loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 2.95% at October 31, 2016. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of October 31, 2016, our wholly owned subsidiary, Windfall Investors, LLC, had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 2.95% at October 31, 2016. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of October 31, 2016, we had $9.8 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of October 31, 2016, we had $7.3 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through November 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Equipment Financing

As of October 31, 2016, we had $9.2 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2016.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At October 31, 2016, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $90.8 million in debt at 4.30% until June 2018.

In November 2011, we entered into a forward interest swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of our outstanding borrowings under the Rabobank Credit Facility beginning on July 1, 2013 until June 30, 2018. This interest rate swap qualifies as a cash flow hedge and the fair value adjustments to the underlying debt are deferred and included in accumulated other comprehensive income and the liability is being recorded in fair value of derivative instrument and other long-term liabilities in the Company’s consolidated balance sheet at October 31, 2016. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Annual Report.

The remaining $50.8 million in debt bears interest at fixed and variable rates, ranging from 2.32% to 4.70% at October 31, 2016.

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

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project and we funded $2.3 million in fiscal year 2016 and an additional $1.2 million in November 2016. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project. We are planning approximately 632 units in Phase 1 of the project.  We are currently engaged in tree removal and other site preparation activities.  Our current plans indicate that we should begin grading during the spring of 2017, Phase 1 site improvements during the summer of 2017 and initial lots sales are anticipated to begin near the end of 2017.

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

The USDA reports that per capita fresh lemon consumption was 3.8 pounds in 2012, and since 2004, has averaged 3.1 pounds per capita versus 2.7 pounds in the 1990s. Approximately 64% of the California crop has gone into the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 3.1 pounds per capita in 2004 to 5.3 pounds per capita in 2012. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2011 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission, the 2016 crop produced approximately 393 million pounds compared to 279 million pounds in 2015 and 298 million pounds in 2014.

Navel oranges comprise most of California’s orange crop, accounting for approximately 75% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop.  While California produces approximately 25% of the nation’s oranges, its crop accounts for approximately 80% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e., juices, oils and essences) varies by season, depending on the quality of the crop.

Real Estate Development Division

We believe the residential real estate market is recovering in the locations that we own real estate development property following the well-known economic downturn of the recent past. We incurred impairment charges on one of our real estate development projects in fiscal year 2014 and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, particularly East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2016 for which cash flows are fixed and determinable:

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$66,323,000	$1,898,000	$44,018,000	$4,332,000	$16,075,000
Variable rate debt (principal)	24,520,000	610,000	20,877,000	1,343,000	1,690,000
Operating lease obligations	6,336,000	1,317,000	1,782,000	943,000	2,294,000
Total contractual obligations	$97,179,000	$3,825,000	$66,677,000	$6,618,000	$20,059,000
Interest payments on fixed and variable rate debt	$16,020,000	$3,198,000	$6,219,000	$1,650,000	$4,953,000

We believe that the cash flows from operations and borrowing capacity from existing and available and credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2017. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2016.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 29,000 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled approximately $0.3 million in each of the fiscal years 2016, 2015 and 2014.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and totaled $0.4 million in each of the fiscal years 2016 and 2015, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $0.4 million and $0.5 million in fiscal years 2016, 2015 and 2014, respectively and we plan to contribute approximately $0.7 million to the Plan in fiscal year 2017.

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

In January 2012, we entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500,000 per year. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. We incurred $0.2 million, $1.0 million and $1.6 million of lease expense in fiscal years 2016, 2015 and 2014, respectively. We purchased substantially all of the Sheldon Ranch leased acreage in September 2015 and December 2015 and incurred lease expense on the remaining 80 leased acres in fiscal year 2016.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million, $0.1 million and $15,000 of lease expense in fiscal years 2016, 2015 and 2014, respectively.

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

The Joint Venture agreement provides that Lewis will serve as the manager of the Joint Venture with the right to manage, control and conduct its day-to-day business and development activities. Certain major decisions, which are enumerated in the Joint Venture agreement, require approval by an executive committee comprised of two representatives appointed by Lewis and two representatives appointed by Limoneira.

Pursuant to the Joint Venture agreement, the Joint Venture will own, develop, subdivide, entitle, maintain, improve, hold for investment, market and dispose of the Joint Venture’s property in accordance with the business plan and budget approved by the executive committee.

Further, on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture will lease certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease Agreement will terminate in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. The Joint Venture is required to provide Limoneira with written notice 180 days prior to the termination of any portion of the Lease Agreement. In any event, the Lease Agreement will terminate five years from the Transaction Date.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project and we funded $2.3 million in fiscal year 2016 and an additional $1.2 million in November 2016. The Joint Venture partners may be required to provide loans guarantees for project loans.

In December 2013, we began a construction project that includes design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project became operational in March 2016 with total construction services and equipment costs estimated to be approximately $28.8 million.

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

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity Investments in the Notes to Consolidated Financial Statements in this report, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Revenue Recognition - As a general policy, revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured. We record a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packing house. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $263,000, $114,000 and $115,000 in fiscal years 2016, 2015 and 2014, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $83,000, $9,000 and $184,000 in fiscal years 2016, 2015 and 2014, respectively.

Rental revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by us and are based on fees collected by the lessee. Our rental arrangements generally require payment on a monthly or quarterly basis.

Real estate development revenue - We recognize revenue on real estate development projects in accordance with FASB ASC 360-20, Real Estate Sales, which provides for profit to be recognized in full when real estate is sold, provided that a sale has been consummated and profit is determinable, collection of sales proceeds is estimable with the seller’s receivable not subject to subordination, risks and rewards of ownership have been transferred to the buyer and the earnings process is substantially complete with no significant seller activities or obligations required after the date of sale. To the extent the above conditions are not met, a portion or all of the profit is deferred.

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

Real estate development costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2016, we capitalized approximately $6.9 million of costs related to our real estate projects and expensed approximately $2.1 million of costs.

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

Derivative financial instruments - We use derivative financial instruments for purposes other than trading to manage our exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of our hedge instruments closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, in recent years we recorded impairment charges of zero, zero and $0.4 million in fiscal years 2016, 2015 and 2014, respectively.

Defined benefit retirement plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2016, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP2016, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2016, the assumed discount rate used to measure the pension obligation decreased from 4.1% to 3.6% as a result of changes in market interest rates. The Company used the latest mortality tables released by the SOA through October 31, 2016 to measure its pension obligation as of October 31, 2016 and combined with the decrease in the assumed discount rate and other demographic assumptions, its pension obligation increased by approximately $1.3 million as of October 31, 2016 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year ending October 31, 2019.

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

In March 2016, the FASB issued ASU 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services.

The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.

In May 2016, the FASB issued, ASU 2016-12 (ASU 2016-12) FASB Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

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

The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Retrospective adoption is required. The Company has adopted this guidance as of January 31, 2016 and has reclassified debt issuance costs $156,000 from other long-term assets to long-term debt as of October 31, 2015, respectively.

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

FASB Accounting Standards Update No. 2016-02, Leases (Topic 832)

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Rabobank Credit Facility and the Farm Credit West Term Loans are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  Our borrowing interest rate for the Rabobank Credit Facility is a LIBOR-based rate plus a spread. Under the Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2016, our total debt outstanding under the Rabobank Credit Facility and the Farm Credit West Term Loans was $59.6 million and $22.0 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $40.0 million of our outstanding borrowings with a “fixed-to-floating” interest rate swap as described in the following table:

	Notional Amount		Fair Value Net Liability
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2018	$40,000,000	$40,000,000	$1,151,000	$1,702,000

As of October 31, 2016, the fixed interest rate on our $40.0 million swap was 4.30%. Based on our level of borrowings at October 31, 2016, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.2 million for fiscal year 2017 and an annual average of $0.7 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.1 million for fiscal year 2017 and an annual average of $0.4 million for the three subsequent fiscal years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2016. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards

President and Chief Executive Officer

Joseph D. Rumley

Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2016 of Limoneira Company and our report dated January 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
January 10, 2017

Limoneira Company

Consolidated Balance Sheets

	October 31,
	2016	2015
Assets
Current assets:
Cash	$38,000	$39,000
Accounts receivable, net	9,298,000	7,420,000
Cultural costs	3,844,000	3,916,000
Prepaid expenses and other current assets	2,509,000	2,387,000
Income taxes receivable	2,810,000	-
Total current assets	18,499,000	13,762,000

Property, plant and equipment, net	177,096,000	128,951,000
Real estate development	77,136,000	96,067,000
Equity in investments	6,254,000	3,047,000
Investment in Calavo Growers, Inc.	17,745,000	18,508,000
Other assets	8,718,000	9,035,000
Total Assets	$305,448,000	$269,370,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,555,000	$6,611,000
Growers payable	8,577,000	5,841,000
Accrued liabilities	6,421,000	5,864,000
Fair value of derivative instrument	690,000	767,000
Current portion of long-term debt	2,508,000	589,000
Total current liabilities	23,751,000	19,672,000
Long-term liabilities:
Long-term debt, less current portion	88,164,000	89,079,000
Deferred income taxes	25,328,000	19,425,000
Other long-term liabilities	6,127,000	7,641,000
Sale-leaseback deferral	23,349,000	-
Total liabilities	166,719,000	135,817,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 29,000 and 29,500 shares issued and outstanding at October 31, 2016 and 2015) (8.75% coupon rate)	2,900,000	2,950,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2016 and 2015) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders' equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2016 and 2015)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,178,226 and 14,135,080 shares issued and outstanding at October 31, 2016 and 2015, respectively)	142,000	141,000
Additional paid-in capital	91,841,000	90,759,000
Retained earnings	31,812,000	27,216,000
Accumulated other comprehensive income	2,703,000	3,156,000
Total stockholders' equity	126,498,000	121,272,000
Total Liabilities and Stockholders' Equity	$305,448,000	$269,370,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Operations

	Years Ended October 31,
	2016	2015	2014
Net revenues:
Agribusiness	$106,130,000	$95,124,000	$98,522,000
Rental operations	5,603,000	5,104,000	4,640,000
Real estate development	56,000	83,000	300,000
Total net revenues	111,789,000	100,311,000	103,462,000
Costs and expenses:
Agribusiness	83,604,000	77,186,000	74,325,000
Rental operations	3,617,000	3,440,000	3,073,000
Real estate development	2,061,000	1,330,000	1,400,000
Impairments of real estate development assets	-	-	435,000
Selling, general and administrative	13,319,000	13,772,000	14,336,000
Total cost and expenses	102,601,000	95,728,000	93,569,000
Operating income	9,188,000	4,583,000	9,893,000
Other income (expense):
Interest expense	(1,432,000)	(188,000)	-
Interest income	23,000	40,000	60,000
Equity in earnings of investments	634,000	243,000	263,000
Gain on sale of stock in Calavo Growers, Inc.	3,419,000	5,033,000	-
Gain on sale of conservation easement	995,000	-	-
Gain on sale of Wilson Ranch	-	935,000	-
Other income, net	498,000	410,000	348,000
Total other income	4,137,000	6,473,000	671,000

Income before income taxes	13,325,000	11,056,000	10,564,000

Income tax provision	(5,267,000)	(3,974,000)	(3,573,000)
Net income	8,058,000	7,082,000	6,991,000
Preferred dividends	(628,000)	(635,000)	(460,000)
Net income applicable to common stock	$7,430,000	$6,447,000	$6,531,000

Basic net income per common share	$0.52	$0.46	$0.46

Diluted net income per common share	$0.52	$0.46	$0.46

Dividends per common share	$0.20	$0.18	$0.17

Weighted-average common shares outstanding-basic	14,168,000	14,119,000	14,055,000
Weighted-average common shares outstanding-diluted	14,168,000	14,119,000	14,055,000

 See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
	2016	2015	2014

Net income	$8,058,000	$7,082,000	$6,991,000
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustments	(688,000)	654,000	(1,199,000)
Unrealized holding gains on security available for sale	1,619,000	273,000	5,790,000
Reclassification of unrealized gain on security sold	(1,719,000)	(2,932,000)	-
Unrealized gains from derivative instruments	335,000	50,000	265,000
Total other comprehensive (loss) income, net of tax	(453,000)	(1,955,000)	4,856,000
Comprehensive income	$7,605,000	$5,127,000	$11,847,000

See Notes to Consolidated Financial Statements.

Limoneira Company

Consolidated Statements of Stockholders’ Equity and Temporary Equity

	Stockholders’ Equity						Temporary Equity
	Common Stock		Additional Paid- In	Retained	Accumulated Other Comprehensive		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Stock	Stock
Balance at October 31, 2013	14,016,011	$140,000	$88,160,000	$19,098,000	$255,000	$107,653,000	$3,000,000	$-
Dividends - common	-	-	-	(2,321,000)	-	(2,321,000)	-	-
Dividends - Series B	-	-	-	(262,000)	-	(262,000)	-	-
Dividends - Series B-2	-	-	-	(198,000)	-	(198,000)	-	31,000
Stock compensation	40,678	-	1,116,000	-	-	1,116,000	-	-
Exchange of common stock	(6,619)	-	(176,000)	-	-	(176,000)	-	-
Donation of common stock	4,552	-	100,000	-	-	100,000	-	-
Issuance of common stock	23,455	-	518,000	-	-	518,000	-	-
Issuance of Series B-2 preferred stock	-	-	-	-	-	-	-	9,300,000
Tax benefit of stock grant vesting	-	-	52,000	-	-	52,000	-	-
Net income	-	-	-	6,991,000	-	6,991,000	-	-
Other comprehensive income, net of tax	-	-	-	-	4,856,000	4,856,000	-	-
Balance at October 31, 2014	14,078,077	140,000	89,770,000	23,308,000	5,111,000	118,329,000	3,000,000	9,331,000
Dividends - common	-	-	-	(2,539,000)	-	(2,539,000)	-	-
Dividends - Series B	-	-	-	(263,000)	-	(263,000)	-	-
Dividends - Series B-2	-	-	-	(372,000)	-	(372,000)	-	-
Stock compensation	57,162	1,000	1,076,000	-	-	1,077,000	-	-
Exchange of common stock	(10,907)	-	(275,000)	-	-	(275,000)	-	-
Donation of common stock	4,498	-	100,000	-	-	100,000	-	-
Conversion of Series B preferred stock	6,250	-	50,000	-	-	50,000	(50,000)	-
Tax benefit of stock grant vesting	-	-	38,000	-	-	38,000	-	-
Net income	-	-	-	7,082,000	-	7,082,000
Other comprehensive loss, net of tax	-	-	-	-	(1,955,000)	(1,955,000)
Balance at October 31, 2015	14,135,080	141,000	90,759,000	27,216,000	3,156,000	121,272,000	2,950,000	9,331,000
Dividends - common	-	-	-	(2,834,000)	-	(2,834,000)	-	-
Dividends - Series B	-	-	-	(256,000)	-	(256,000)	-	-
Dividends - Series B-2	-	-	-	(372,000)	-	(372,000)	-	-
Stock compensation	49,329	1,000	1,308,000	-	-	1,309,000	-	-
Exchange of common stock	(12,433)	-	(190,000)	-	-	(190,000)	-	-
Conversion of Series B preferred stock	6,250	-	50,000	-	-	50,000	(50,000)	-
Tax provision of stock grant vesting	-	-	(86,000)	-	-	(86,000)	-	-
Net income	-	-	-	8,058,000	-	8,058,000	-	-
Other comprehensive loss, net of tax	-	-	-	-	(453,000)	(453,000)	-	-
Balance at October 31, 2016	14,178,226	$142,000	$91,841,000	$31,812,000	$2,703,000	$126,498,000	$2,900,000	$9,331,000

See Notes to Consolidated Financial Statement

Limoneira Company

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2016	2015	2014
Operating activities
Net income	$8,058,000	$7,082,000	$6,991,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,339,000	4,184,000	3,516,000
Impairments of real estate development assets	-	-	435,000
Loss on disposals/sales of assets	125,000	365,000	505,000
Stock compensation expense	1,309,000	1,077,000	1,116,000
Equity in earnings of investments	(634,000)	(243,000)	(263,000)
Cash distributions from equity investments	642,000	843,000	183,000
Deferred income taxes	6,195,000	(350,000)	(129,000)
Amortization of deferred financing costs	49,000	47,000	44,000
Accrued interest on note receivable	(23,000)	(40,000)	(60,000)
Gain on sale of stock in Calavo Growers. Inc.	(3,419,000)	(5,033,000)	-
Gain on sale of conservation easement	(995,000)	-	-
Gain on sale of Wilson Ranch	-	(935,000)	-
Fair value adjustment of contingent consideration	(300,000)	-	-
Donation of common stock	-	100,000	100,000
Changes in operating assets and liabilities:
Account receivable, net	(1,880,000)	(184,000)	(810,000)
Cultural costs	72,000	(225,000)	433,000
Prepaid expenses and other current assets	78,000	224,000	(370,000)
Income taxes receivable	(2,810,000)	1,143,000	(1,143,000)
Other assets	312,000	(286,000)	344,000
Accounts payable and growers payable	808,000	(873,000)	4,125,000
Accrued liabilities	1,249,000	(1,678,000)	912,000
Other long-term liabilities	129,000	2,477,000	163,000
Net cash provided by operating activities	14,304,000	7,695,000	16,092,000

Investing activities
Capital expenditures	(16,252,000)	(31,254,000)	(25,866,000)
Proceeds from sale of LLC Interest	18,000,000	-	-
Agriculture property acquisitions	(15,098,000)	(3,389,000)	-
Net proceeds from sale of Wilson Ranch	-	2,712,000	-
Business combination	-	-	(700,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	4,019,000	6,433,000	-
Net proceeds from sale of conservation easement	995,000	-	-
Equity investment contributions	(2,890,000)	(9,000)	(1,758,000)
Investments in mutual water companies and water rights	(296,000)	(300,000)	(299,000)
Net cash used in investing activities	$(11,522,000)	$(25,807,000)	$(28,623,000)

Limoneira Company

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
	2016	2015	2014
Financing activities
Borrowings of long-term debt	$157,423,000	$120,484,000	$117,765,000
Repayments of long-term debt	(156,403,000)	(99,014,000)	(111,543,000)
Dividends paid-common	(2,834,000)	(2,539,000)	(2,321,000)
Dividends paid-preferred	(628,000)	(635,000)	(430,000)
Exchange of common stock	(190,000)	(275,000)	(176,000)
Issuance of preferred stock	-	-	9,300,000
Payments of debt financing costs	(65,000)	-	(106,000)
Tax (provision) benefit of stock grant vesting	(86,000)	38,000	52,000
Net cash (used in) provided by financing activities	(2,783,000)	18,059,000	12,541,000
Net (decrease) increase in cash	(1,000)	(53,000)	10,000
Cash at beginning of year	39,000	92,000	82,000
Cash at end of year	$38,000	$39,000	$92,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest (net of amounts capitalized)	$1,405,000	$55,000	$(51,000)
Cash paid during the year for income taxes, net of refunds received	$2,125,000	$2,963,000	$6,495,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(2,668,000)	$(487,000)	$(9,425,000)
Increase in real estate development and sale-leaseback deferral	$3,349,000	$-	$-
Reclassification of real estate development to property plant and equipment	$26,779,000	$-	$-
Settlement of lease obligation related to agriculture property acquisition	$(739,000)	$-	$-
Capital expenditures accrued but not paid at year-end	$594,000	$1,270,000	$1,134,000
Accrued equity investment contribution	$325,000	$-	$-
Non-cash reduction of note receivable	$-	$1,535,000	$-
Accrued interest on note receivable	$23,000	$40,000	$60,000
Donation of common stock	$-	$100,000	$100,000
Conversion of preferred stock to common stock	$50,000	$50,000	$-

In April 2016, 500 shares of Series B preferred stock were converted into 6,250 shares of Limoneira common stock.

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

On June 30, 2014, the Company acquired the packing house property, equipment and certain intangible assets of Marlin Packing Company in Yuma, Arizona for a purchase price of approximately $1,700,000 in cash and stock as further described in Note 3, Acquisitions.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile SpA, Limoneira EA 1 Land, LLC and Limoneira S.A. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process.

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

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2016 and 2015 the allowances totaled $357,000 and $390,000, respectively. The October 31, 2015 allowance includes $208,000 provided for amounts due on certain brokered fruit sales, on which the Company earns a commission, with the corresponding amount recorded as a reduction to lemon supplier payables, which is included in accrued liabilities. For fiscal years 2016, 2015 and 2014 credit losses were insignificant.

Concentrations

The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $10,767,000, $7,132,000 and $7,374,000 in fiscal years 2016, 2015 and 2014, respectively.

Lemons procured from third-party growers were approximately 42%, 36% and 36%, of lemon supply in fiscal years 2016, 2015 and 2014, respectively. One third-party grower was 44% of grower payable at October 31, 2016.

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the related assets as follows (in years):

Land improvements	10 – 30
Buildings and building improvements	10 – 50
Equipment	5 – 20
Orchards	20 – 40

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $1,919,000 and $2,534,000 was capitalized during the years ended October 31, 2016 and 2015, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $6,870,000 and $7,979,000 in fiscal years 2016 and 2015, respectively.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income. At October 31, 2016 and 2015, marketable securities are comprised of the Company’s investment in Calavo.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment is tested in a two-step process, with the first step performed to determine if there is potential for impairment by comparing the fair value of the reporting unit to its carrying value. If potential impairment is identified as indicated by the carrying value exceeding the fair value of the reporting unit, the second step is performed to measure the amount of impairment to be recognized in the financial statements by comparing the implied fair value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess amount. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2016 with no impairment noted.

Fair Values of Financial Instruments

The fair values of financial instruments are based on level-one indicators within the fair value hierarchy or quoted market prices, where available, or are estimated using the present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

Accounts receivable, note receivable, accounts payable, growers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2016 and 2015.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packing house. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed. The Company also earns commissions on certain brokered fruit sales, which totaled $263,000, $114,000 and $115,000 in fiscal years 2016, 2015, and 2014, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $83,000, $9,000 and $184,000 in fiscal years 2016, 2015 and 2014, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2016, 2015 and 2014 were $264,000, $364,000 and $308,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2016, 2015 and 2014.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2016 presentation.

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2016, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2016, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2016, the assumed discount rate used to measure the pension obligation decreased from 4.1% to 3.6% as a result of changes in market interest rates. The Company used the latest mortality tables released by the SOA through October 2016 to measure its pension obligation as of October 31, 2016 and combined with the decrease in the assumed discount rate and other demographic assumptions, its pension obligation increased by approximately $1,290,000 as of October 31, 2016 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“FASB ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year ending October 31, 2019.

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

In March 2016, the FASB issued ASU 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services.

In May 2016, the FASB issued, ASU 2016-12 (ASU 2016-12) FASB Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Retrospective adoption is required. The Company has early adopted this guidance as of January 31, 2016 and has reclassified debt issuance costs $156,000 from other long-term assets to long-term debt as of October 31, 2015, respectively.

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

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

FASB Accounting Standards Update No. 2016-02, Leases (Topic 832)

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and included in property, plant and equipment in the Company’s consolidated balance sheet at October 31, 2016.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

3. Acquisitions (continued)

Business Combination

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

Revenue and net loss of $136,000 and $522,000, respectively, of the Yuma packinghouse are included in the Company’s consolidated statement of operations for fiscal year 2014. The fair value of the earn-out, which was recorded as contingent consideration in other long-term liabilities at October 31, 2015, was determined to be zero based on probability of achievement of performance targets at October 31, 2016 and the Company recorded a $300,000 reduction of agribusiness costs and expenses in fiscal year 2016.

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

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2015 and 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$17,745,000	$–	$–	$17,745,000
Liabilities at fair value:
Derivative	$–	$1,151,000	$–	$1,151,000

2015	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$18,508,000	$–	$–	$18,508,000
Liabilities at fair value:
Derivative	$–	$1,702,000	$–	$1,702,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

4. Fair Value Measurements (continued)

Available-for-sale securities consist of marketable securities in Calavo common stock. At October 31, 2016 and 2015, respectively, the Company owned 300,000 and 360,000 shares representing approximately 1.7% and 2.1% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2016 and 2015 was $59.15 and $51.41 per share, respectively.

The derivative consists of an interest rate swap; the fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31:

	2016	2015

Prepaid insurance	$633,000	$598,000
Prepaid supplies	879,000	1,064,000
Lemon supplier advances	41,000	35,000
Deposits	61,000	129,000
Deferred lease expense and other	895,000	561,000
	$2,509,000	$2,387,000

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31:

	2016	2015

Land	$76,418,000	$48,211,000
Land improvements	22,458,000	19,998,000
Buildings and building improvements	38,811,000	20,655,000
Equipment	45,775,000	28,624,000
Orchards	31,282,000	26,648,000
Construction in progress	17,558,000	35,428,000
	232,302,000	179,564,000
Less accumulated depreciation	(55,206,000)	(50,613,000)
	$177,096,000	$128,951,000

Depreciation expense was $5,243,000, $4,086,000 and $3,448,000 for fiscal years 2016, 2015 and 2014, respectively.

Windfall is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, the Company planted approximately 200 acres of vineyards and plans to plant an additional 100 acres in fiscal year 2017. Vineyards are generally productive after four years.  During the fourth quarter of fiscal year 2016, the vineyards produced their first harvest from the 2014 planting, generating approximately 200 tons of grapes and $336,000 of revenue.  The Company generally expects to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,500 depending on the grape variety and other factors.  Based on management’s reassessment of the strategic and operational plans for the Windfall property and concurrent with the first harvest in October 2016, the Company re-purposed Windfall from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. The reclassified assets consist of land, buildings and improvements, vineyards and construction in process of $16,161,000, $4,746,000, $2,273,000 and $3,599,000, respectively. Accordingly, Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment in October 2016.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31:

	2016	2015

East Areas I and II	$66,097,000	$59,227,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
Windfall Investors, LLC	-	25,801,000
	$77,136,000	$96,067,000

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2016 and 2015, the Company capitalized $6,870,000 and $4,211,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $1,161,000, $21,000 and $17,000 in fiscal years 2016, 2015 and 2014, respectively.

On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area 1 real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area 1 property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on the Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area 1 property.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

7. Real Estate Development (continued)

East Areas I and II (continued)

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the year ended October 31, 2016, the Company recorded $3,349,000 of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $500,000 by the Joint Venture for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. The reimbursement is to be paid in two installments of $250,000 each on February 1, 2017 and February 1, 2018. These amounts are included in prepaid expenses and other current assets and other assets in the consolidated balance sheets. Additionally, beginning in March 2016, the Company leased office space to Lewis and received rental income of $12,000 for the year ended October 31, 2016.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations.  The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of the Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method of accounting.  The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project.  The Company made contributions of $2,275,000 for the year ended October 31, 2016 and an additional $1,150,000 in November 2016.

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

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”) and Sevilla. The carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2016 were $2,983,000, $3,370,000 and $4,686,000, respectively.

During fiscal years 2016 and 2015, the Company capitalized zero costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $174,000, $167,000 and $129,000 in fiscal years 2016, 2015 and 2014, respectively.

On August 25, 2014, the Company entered into a non-binding letter of intent to sell Centennial for $3,100,000 in cash. The sale transaction was not completed but an impairment charge of $435,000 was recognized in fiscal year 2014 for the difference in expected net proceeds and the book value of the properties at October 31, 2014.

Windfall Investors, LLC

In October 2016, the Company re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

8. Equity Investments

Limco Del Mar, Ltd.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. In October of 2016, the Company purchased 14,468 units of Del Mar for $940,000, increasing our prior-year 22.1 % interest as a limited partner. The Company paid $615,000 in October 2016 and $325,000 in November 2016 for these additional units. Based on the terms of the partnership agreement, the Company may be removed without cause from the partnership upon the vote of the limited partners owning an aggregate of 50% or more interest in the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Del Mar is accounted for using the equity method of accounting.

The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $146,000, $150,000 and $141,000 in fiscal years 2016, 2015 and 2014, respectively. The Company also performed contract lemon packing services for Del Mar and recognized revenues of $637,000, $568,000 and $675,000 in fiscal years 2016, 2015 and 2014, respectively. Fruit proceeds due to Del Mar were $791,000 and $712,000 at October 31, 2016 and 2015, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed zero, $9,000 and $8,000 to the partnership in fiscal years 2016, 2015 and 2014, respectively. The terms of the partnership agreement affirm the status of the Company as a non-controlling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

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

Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. The remaining $1,340,000 in basis differences is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $208,000, $208,000 and $43,000 for fiscal year 2016, 2015 and 2014, respectively, and is estimated to be approximately $206,000 per year through October 31, 2018 and $55,000 per year for years ending October 31, 2019 through October 31, 2023.

Limoneira Lewis Community Builders (“LLC”)

As described in Note 7, on November 10, 2015, the Company entered into a joint venture with The Lewis Group of Companies for the residential development of its East Area 1 real estate development project.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

8. Equity Investments (continued)

The following is unaudited financial information of the equity method investees for fiscal years 2016, 2015 and 2014:

	Del Mar	Romney	Rosales	LLC	Total
2016
Assets	$1,244,000	$690,000	$4,300,000	$47,332,000	$53,566,000
Liabilities	$–	$–	$2,719,000	$36,000	$2,755,000
Equity	1,244,000	690,000	1,581,000	47,296,000	50,811,000
Total liabilities and equity	$1,244,000	$690,000	$4,300,000	$47,332,000	$53,566,000
Revenues	$3,452,000	$11,000	$7,639,000	$–	$11,102,000
Expenses	910,000	24,000	6,979,000	1,000	7,914,000
Net income (loss)	$2,542,000	$(13,000)	$660,000	$(1,000)	$3,188,000
2015
Assets	$1,204,000	$652,000	$2,103,000	$–	$3,959,000
Liabilities	$–	$–	$1,113,000	$–	$1,113,000
Equity	1,204,000	652,000	990,000	–	2,846,000
Total liabilities and equity	$1,204,000	$652,000	$2,103,000	$–	$3,959,000
Revenues	$2,817,000	$13,000	$4,864,000	$–	$7,694,000
Expenses	876,000	17,000	4,838,000		5,731,000
Net income (loss)	$1,941,000	$(4,000)	$26,000	$–	$1,963,000
2014
Assets	$2,623,000	$707,000	$3,722,000	$–	$7,052,000
Liabilities	$–	$–	$2,471,000	$–	$2,471,000
Equity	2,623,000	707,000	1,251,000	–	4,581,000
Total liabilities and equity	$2,623,000	$707,000	$3,722,000	$–	$7,052,000
Revenues	$2,003,000	$6,000	$2,175,000	$–	$4,184,000
Expenses	910,000	16,000	2,009,000	–	2,935,000
Net income (loss)	$1,093,000	$(10,000)	$166,000	$–	$1,249,000

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows:

	Del Mar	Romney	Rosales	LLC	Total

Investment balance October 31, 2013	$1,265,000	$535,000	$–	$–	$1,800,000
Equity earnings (losses)	256,000	(8,000)	15,000	–	263,000
Cash distributions	(183,000)	–	–	–	(183,000)
Investment contributions	–	8,000	1,750,000	–	1,758,000
Investment balance October 31, 2014	1,338,000	535,000	1,765,000	–	3,638,000
Equity earnings (losses)	455,000	(13,000)	(199,000)	–	243,000
Cash distributions	(789,000)	–	(54,000)	–	(843,000)
Investment contributions	–	9,000	–	–	9,000
Investment balance October 31, 2015	1,004,000	531,000	1,512,000	–	3,047,000
Equity earnings (losses)	603,000	(9,000)	40,000	–	634,000
Cash distributions	(586,000)	–	(56,000)	–	(642,000)
Investment contributions	940,000	–	–	2,275,000	3,215,000
Investment balance October 31, 2016	$1,961,000	$522,000	$1,496,000	$2,275,000	$6,254,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

9. Investment in Calavo Growers, Inc.

In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo’s common stock for $10,000,000 and Calavo purchased 1,728,570 shares, or approximately 15.1%, of the Company’s common stock for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. The Company has classified its Calavo investment as available-for-sale. In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares of Calavo stock for a total of $4,788,000, recognizing a gain of $3,138,000.

In October 2015, the Company sold 140,000 shares of Calavo stock at an average price of $46.00 per share. The net proceeds to the Company from the sale were $6,433,000 and the Company recognized a gain of $5,033,000. In June and July 2016, the Company sold 60,000 shares of Calavo stock for a total of $4,019,000, recognizing a gain of $3,419,000. These gains are included in other income in the consolidated statements of operations. The Company continues to own 300,000 shares of Calavo common stock.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses on shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. In fiscal year 2016, the Company recorded unrealized holding gains of $2,668,000 ($1,619,000 net of tax) and reclassification of unrealized gain on security sold of $2,830,000 ($1,719,000 net of tax). In fiscal year 2015, the Company recorded unrealized holding gains of $487,000 ($273,000 net of tax) and reclassification of unrealized gain on security sold of $4,850,000 ($2,932,000 net of tax). In fiscal year 2014, the Company recorded unrealized holding gains of $9,425,000 ($5,790,000 net of tax).

10. Other Assets

Other assets consist of the following at October 31:

	2016	2015

Investments in mutual water companies	$4,327,000	$4,031,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	930,000	1,404,000
Note receivable	612,000	589,000
Revolving funds and memberships	292,000	349,000
Acquired trade names and trademarks	341,000	446,000
Goodwill	680,000	680,000
	$8,718,000	$9,035,000

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

Deferred Lease Assets and Other

Deferred lease assets and other as of October 31, 2016 and 2015 includes $373,000 and $586,000 of deferred rent assets, respectively, and $79,000 of prepaid lease amounts on pollination equipment.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

10. Other Assets (continued)

In addition, deferred lease assets and other as of October 31, 2016 and 2015 includes a patent for an agricultural variety with a carrying value of $97,000 and $110,000, respectively, net of accumulated amortization of $125,000 and $112,000, respectively. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2016, 2015 and 2014. The Company will amortize $13,000 each year for fiscal years 2017 through 2021 related to its patent.

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

In fiscal year 2015, the holder of the note completed the drilling of three water wells at the Company’s Windfall Investors, LLC real estate development property and two water wells at the Sheldon Ranches, which are leased by the Company. The fair value of the well drilling services was $1,535,000 and the Company recorded a non-cash reduction of the note receivable comprised of $824,000 in accrued interest and $711,000 of principal. Additionally, the Company recognized $27,000 of deferred gain in fiscal year 2015. Total principal and interest due was $612,000 and $589,000 at October 31, 2016 and 2015, respectively. Interest continues to accrue on the principal balance of the note and was $23,000, $40,000 and $60,000 in fiscal years 2016, 2015 and 2014, respectively.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

Acquired Trade Names, Trademarks and Goodwill

The Company acquired $486,000 of trade names and trademarks and $680,000 of goodwill in its acquisition of Associated in September 2013. Tradenames and trademarks are being amortized over eight years and the Company will amortize $60,000 each year for fiscal years 2017 through 2021. Additionally, the Company acquired $160,000 of customer relationships with the acquisition of the Yuma packinghouse in June 2014. Customer relationships are being amortized over five years and the Company will amortize $24,000 each year for fiscal years 2017 and 2018. Accumulated amortization for tradenames, trademarks and customer relationships was $304,000 and $201,000 as of October 31, 2016 and 2015, respectively. Amortization expense for tradenames, trademarks and customer relationships was $83,000, $85,000 and $55,000 in fiscal years 2016, 2015 and 2014, respectively. Additionally, we recognized a fair value adjustment to customer relationships and recorded a $20,000 increase in agribusiness costs and expenses in fiscal year 2016.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

11. Accrued Liabilities

Accrued liabilities consist of the following at October 31:

	2016	2015

Compensation	$2,362,000	$1,655,000
Income taxes	-	180,000
Property taxes	520,000	541,000
Interest	277,000	263,000
Deferred rental income and deposits	633,000	892,000
Lease expense	296,000	827,000
Lemon supplier payables	1,242,000	788,000
Capital expenditures and other	1,091,000	718,000
	$6,421,000	$5,864,000

12. Long-Term Debt

Long-term debt is comprised of the following at October 31:

	2016	2015
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.52% at October 31, 2016, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$59,606,000	$83,834,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at October 31, 2016. The loan is payable in quarterly installments through November 2022.	3,701,000	4,235,000

Farm Credit West non-revolving line of credit: the loan was repaid in February 2016 with proceeds from the Farm Credit West term loans as noted below.	-	492,000

Farm Credit West term loan: the interest rate is variable and was 2.95% at October 31, 2016. The loan is payable in monthly installments through October 2035.	1,213,000	1,263,000

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,822,000	-

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,349 ,000	-

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	9,152,000	-
Subtotal	90,843,000	89,824,000
Less deferred financing costs	171,000	156,000
Total long-term debt, net	90,672,000	89,668,000
Less current portion	2,508,000	589,000
Long-term debt, less current portion	$88,164,000	$89,079,000

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

12. Long-Term Debt (continued)

On March 31, 2014, the Company entered into a Third Amendment to the Amended and Restated Line of Credit Agreement dated December 15, 2008 in order to, among other things, release Rabobank’s security interest in Teague McKevett Ranch, which is also known as East Area I real estate development project, in Ventura County, California, and grant Rabobank a security interest in certain of the Company’s agricultural properties located in Ventura and Tulare Counties. The line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $92,556,000 at October 31, 2015. The Company paid debt financing costs of $106,000 in fiscal year 2014 related to this amendment. In 2016, an appraisal was performed on the collateral value of certain agricultural property and the borrowing base was increased to $100,000,000. The company paid debt financing costs of $21,000 in fiscal year 2016 related to this appraisal.

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

On February 16, 2016, the Company entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a term loan in the amount of $10,000,000 and a term loan in the amount of $7,500,000 (the “Term Loans”). The Term Loans are secured by certain of the Company’s agricultural properties and are pre-payable in whole or in part after September 1, 2016. The proceeds from the Term Loans were used to repay the Farm Credit West Line of Credit and pay down outstanding indebtedness under the Rabobank revolving credit facility. Additionally, the loan agreement includes default provisions that, at the lender’s option, may cause all principal, interest and other amounts that may have been advanced under the loan to become immediately due and payable by the Company. The Company paid debt financing costs of $44,000 related to these loans.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $1,919,000 and $2,534,000 during the year ended October 31, 2016 and 2015, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $171,000 net of amortization and is included in long-term debt on the Company’s consolidated balance sheet at October 31, 2016.

Principal payments on the Company’s long-term debt are due as follows:

2017	$2,508,000
2018	62,203,000
2019	2,691,000
2020	2,787,000
2021	2,888,000
Thereafter	17,766,000
$90,843,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

13. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31:

	Notional Amount		Fair Value Liability
	2016	2015	2016	2015
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$1,151,000	$1,702,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instruments, other long-term liabilities and related accumulated other comprehensive income in the accompanying consolidated balance sheet.

14. Earnings Per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2016, 2015 and 2014. The computations for basic net income per common share are as follows:

	Year ended October 31,
	2016	2015	2014
Basic net income per common share:
Numerator: Net income applicable to common stock	$7,430,000	$6,447,000	$6,531,000
Denominator: Weighted average common shares-basic	14,168,000	14,119,000	14,055,000
Basic net income per common share	$0.52	$0.46	$0.46

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $749,000, $622,000 and $561,000 of rental income from employees in fiscal years 2016, 2015 and 2014, respectively. There were no rental payments due from employees at October 31, 2016 and 2015.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,287,000, $1,357,000 and $1,232,000 in fiscal years 2016, 2015 and 2014, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $131,000 and $175,000 at October 31, 2016 and 2015, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,659,000, $1,567,000 and $1,425,000 from the association in fiscal years 2016, 2015 and 2014, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $87,000 and $142,000 at October 31, 2016 and 2015, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

15. Related-Party Transactions (continued)

The Company recorded dividend income of $288,000, $375,000 and $350,000 in fiscal years 2016, 2015 and 2014, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company had $10,767,000, $7,132,000 and $7,374,000 in avocado sales to Calavo in fiscal years 2016, 2015 and 2014, respectively. Additionally, the Company had zero, $67,000 and zero in lemon sales to Calavo in fiscal years 2016, 2015 and 2014, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The Company leases office space to Calavo and received rental income of $279,000, $272,000, and $277,000 in fiscal years 2016, 2015 and 2014, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were receivable by the Company from Calavo at October 31, 2016 or 2015. The Company purchased $517,000, $162,000 and $658,000 of packed avocados and lemons to sell from Calavo in fiscal years 2016, 2015 and 2014, respectively. No amounts were due to Calavo at October 31, 2016 and 2015, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During fiscal years 2016, 2015 and 2014 the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $2,246,000, $1,472,000 and $1,583,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $877,000 and $531,000 at October 31, 2016 and 2015, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $135,000, $23,000 and $123,000 of lease expense related to these leases in fiscal years 2016, 2015 and 2014, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. During fiscal years 2016, 2015 and 2014 respectively, $92,000, $58,000 and $15,000 of lease expense was incurred in connection with this lease. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $30,000, $148,000 and $82,000 to the Company during the years ended October 31, 2016, 2015 and 2014 respectively. Payments due to the law firm were $6,000 and $42,000 at October 31, 2016 and 2015, respectively.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $25,000 and zero at October 31, 2016 and October 31, 2015, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $4,492,000, $6,003,000 and $6,805,000 for the years ended October 31, 2016, 2015, and 2014 respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $282,000, $218,000, and $345,000 during the years ended October 31, 2016, 2015, and 2014 respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $181,000 and $116,000 due to Associated from CRG at October 31, 2016 and October 31, 2015, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

15. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program the Company recorded income of $201,000, $210,000 and $160,000 during the years ended October 31, 2016, 2015 and 2014, respectively. In relation to this program, during the years ended October 31, 2016, 2015 and 2014, respectively, the Company recorded losses on orchard disposals of zero, $160,000 and $184,000, respectively. These net amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amount of $132,000, $125,000 and $119,000 during fiscal years 2016, 2015 and 2014, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at October 31, 2016 and October 31, 2015.

16. Income Taxes

The components of the provisions for income taxes for fiscal years 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Current:
Federal	$1,736,000	$(3,315,000)	$(2,820,000)
State	(749,000)	(1,007,000)	(882,000)
Foreign	(59,000)	(2,000)	-
Total current benefit (provision)	928,000	(4,324,000)	(3,702,000)

Deferred:
Federal	(5,942,000)	343,000	80,000
State	(253,000)	7,000	49,000
Total deferred (provision) benefit	(6,195,000)	350,000	129,000
Total provision	$(5,267,000)	$(3,974,000)	$(3,573,000)

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax assets:
Labor accruals	$246,000	$246,000
State income taxes	293,000	337,000
Net operating losses	1,000	18,000
Prepaid insurance and other	69,000	38,000
Impairments of real estate development assets	3,147,000	3,152,000
Derivative instruments	452,000	669,000
Minimum pension liability adjustment	2,207,000	1,715,000
Amortization	462,000	683,000
Total deferred income tax assets	6,877,000	6,858,000
Deferred income tax liabilities:
Property taxes	(184,000)	(205,000)
Depreciation	(11,644,000)	(5,518,000)
Unrealized net gain on Calavo investment	(5,792,000)	(5,864,000)
Book and tax basis difference of acquired assets	(14,471,000)	(14,482,000)
Other	(114,000)	(214,000)
Total deferred income tax liabilities	(32,205,000)	(26,283,000)
Net deferred income tax liabilities	$(25,328,000)	$(19,425,000)

At October 31, 2016, the Company had state net operating loss carry-forwards of approximately $30,000. The state net operating loss carry forwards will begin to expire in fiscal year 2032 unless previously utilized.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

16. Income Taxes (continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2016, 2015 and 2014:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(4,530,000)	(34.0)%	$(3,757,000)	(34.0)%	$(3,587,000)	(34.0)%
State income tax, net of federal benefit	(733,000)	(5.5)%	(614,000)	(5.5)%	(552,000)	(5.2)%
Dividend exclusion	72,000	0.5%	94,000	0.8%	83,000	0.8%
Production deduction	50,000	0.4%	495,000	4.5%	461,000	4.4%
Other permanent items	(126,000)	(0.9)%	(192,000)	(1.7)%	22,000	0.2%
Total income tax provision	$(5,267,000)	(39.5)%	$(3,974,000)	(35.9)%	$(3,573,000)	(33.8)%

The Company recognizes excess tax deductions associated with the vesting of stock grants directly to stockholders’ equity when realized.

At October 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the U.S., California, Arizona and Chile. The Company is no longer subject to significant U.S. and state income tax examinations for years prior to the statutory periods of three years for federal and four years for state tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2016.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $500,000 and $375,000 for fiscal years 2016 and 2015, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

17. Retirement Plans (continued)

The components of net periodic benefit cost for the Plan for fiscal years 2016 and 2015 were as follows:

	2016	2015

Administrative expenses	$125,000	$135,000
Interest cost	835,000	852,000
Expected return on plan assets	(1,077,000)	(1,128,000)
Amortization of net loss	746,000	984,000
Net periodic benefit cost	$629,000	$843,000

Following is a summary of the Plan’s funded status as of October 31:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$21,051,000	$21,959,000
Administrative expenses	125,000	135,000
Interest cost	835,000	852,000
Plan amendments	322,000	-
Benefits paid	(1,184,000)	(1,031,000)
Actuarial loss (gain)	1,290,000	(864,000)
Benefit obligation at end of year	$22,439,000	$21,051,000

Change in plan assets:
Fair value of plan assets at beginning of year	$16,692,000	$17,005,000
Actual return on plan assets	812,000	343,000
Employer contributions	500,000	375,000
Benefits paid	(1,184,000)	(1,031,000)
Fair value of plan assets at end of year	$16,820,000	$16,692,000

Reconciliation of funded status:
Fair value of plan assets	$16,820,000	$16,692,000
Benefit obligations	22,439,000	21,051,000
Net plan obligations	$(5,619,000)	$(4,359,000)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(5,619,000)	(4,359,000)
Net obligation recognized in statements of financial position	$(5,619,000)	$(4,359,000)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(322,000)	$-
Net loss	(8,823,000)	(8,015,000)
Accumulated other comprehensive loss	(9,145,000)	(8,015,000)
Accumulated contributions in excess of net periodic benefit cost	3,526,000	3,656,000
Net deficit recognized in statements of financial position	$(5,619,000)	$(4,359,000)

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

17. Retirement Plans (continued)

Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31:

	2016	2015
Changes recognized in other comprehensive income:
New prior service cost	$322,000	$-
Net loss (gain) arising during the year	1,555,000	(79,000)
Amortization of net loss	(746,000)	(984,000)
Total recognized in other comprehensive loss (income)	$1,131,000	$(1,063,000)

Total recognized in net periodic benefit and other comprehensive loss (income)	$1,760,000	$(220,000)

Presented below is the October 31, year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year:

2016
Initial net asset (obligation)	$–
Prior service cost	(45,000)
Net loss	(833,000)
Total	$(878,000)

The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost:

	2016	2015
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.60%	4.10%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.10%	4.00%
Expected return on plan assets	6.50%	7.00%

Additional year-end information:
Projected benefit obligation	$22,439,000	$21,051,000
Accumulated benefit obligation	$22,439,000	$21,051,000
Fair value of plan assets	$16,820,000	$16,692,000

Benefit payments are expected to be paid during the following fiscal years:

2017	$1,210,000
2018	1,243,000
2019	1,268,000
2020	1,272,000
2021	1,277,000
2022-2026	6,623,000
$12,893,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

17. Retirement Plans (continued)

The following table sets forth the Plan’s assets as of October 31, 2016, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$171,000	$–	$–	$171,000
Mutual funds	1,349,000	–	–	1,349,000
Pooled funds	–	15,300,000	–	15,300,000
	$1,520,000	15,300,000	$–	$16,820,000

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2016, 2015 and 2014, the Company contributed to the plan and recognized expenses of $823,000, $775,000 and $647,000, respectively.

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31:

	2016	2015

Minimum pension liability	$5,619,000	$4,359,000
Fair value of derivative instrument	461,000	935,000
Contingent consideration	-	300,000
Deposit received for joint venture interest	-	2,000,000
Deferred gain and other	47,000	47,000
	$6,127,000	$7,641,000

19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,529,000 at October 31, 2016. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $21,997,000 and $6,081,000, respectively, at October 31, 2016. The Company’s rental operations revenue includes contingent rental revenue of $195,000, $135,000 and $200,000 for fiscal years 2016, 2015 and 2014, respectively.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2016, are as follows:

2017	$1,675,000
2018	1,441,000
2019	930,000
2020	688,000
2021	287,000
Thereafter	1,249,000
$6,270,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, pollinating equipment, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2016, 2015 and 2014 was $2,049,000, $2,922,000 and $3,390,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

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

Additionally, in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in prepaid expenses and other current assets and other assets in the Company’s consolidated balance sheets is $436,000 and $664,000 at October 31, 2016 and 2015, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

Additionally, the Company had agreements, which expired in 2014, with an electric utility through the California Solar Initiative which entitled it to receive rebates for energy produced by our solar arrays. These rebates were zero, zero and $91,000 in fiscal years 2016, 2015 and 2014, respectively.

In January 2012, the Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four five-year renewal options with an aggregate base rent of approximately $500 per acre. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by us in the future. The Company purchased substantially all of the leased acreage in September and December 2015 as discussed in Note 3. The Company incurred lease expense of $202,000, $1,137,000 and $1,641,000 in fiscal years 2016, 2015 and 2014

On July 1, 2013, the Company and Cadiz, entered into a long-term lease agreement for a minimum of 320 acres, with an option to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. The Company incurred lease expenses of $92,000, $58,000 and $15,000 in fiscal years 2016, 2015 and 2014. Payments due to Fenner were $25,000 and zero at October 31, 2016 and October 31, 2015, respectively.

Minimum future lease payments are as follows:

2017	$1,317,000
2018	1,284,000
2019	498,000
2020	471,000
2021	471,000
Thereafter	2,295,000
$6,336,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

20. Commitments and Contingencies (continued)

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2016, these outstanding letters of credit totaled $137,000.

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

In April 2016, 500 shares of Series B preferred stock were converted into 6,250 shares of Limoneira common stock.

In September 2015, 500 shares of Series B preferred stock were converted into 6,250 shares of Limoneira common stock.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

21. Series B and Series B-2 Preferred Stock (continued)

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

22. Stockholders’ Equity

Series A Junior Participating Preferred Stock and Shareholder Rights Agreement

During fiscal year 2007, the Company entered into a shareholder rights agreement with the Bank of New York acting as rights agent. In connection with this agreement, on October 31, 2006, the Company designated 20,000 shares of preferred stock as Series A Junior Participating Preferred Stock at $.01 par value (the “Series A Stock”). Additionally, on October 31, 2006, the Company declared a dividend to be distributed on December 20, 2006, to each holder of record of the Company’s common stock the right to purchase one one-hundredth of a share of Series A Stock. If a triggering event occurred, the Board of Directors had the option to allow rights holders to exercise their rights. The shareholder rights agreement, and the rights thereunder, expired by its terms on December 19, 2016.

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a 2-year period.

In December 2016, 44,688 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $890,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest.  In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance to be recognized over the next two years as the shares vest.

Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

22. Stockholders’ Equity (continued)

Stock-based compensation (continued)

Performance	Shares	Year Ended October 31,
Year	Granted	2016	2015	2014

2012	34,721	$-	$33,000	$209,000
2013	27,091	-	237,000	237,000
2014	42,085	352,000	352,000	367,000
2015	27,424	140,000	130,000	-
2016	44,688	544,000	-	-
		$1,036,000	$752,000	$813,000

During fiscal years 2016, 2015 and 2014, respectively, members of management exchanged 12,433, 10,907 and 6,619 shares of common stock with fair value of $190,000, $275,000 and $176,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During fiscal years 2016, 2015 and 2014, respectively, 21,905, 15,077 and 13,587 shares of common stock were issued to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $273,000, $325,000 and $303,000 of stock-based compensation in fiscal years 2016, 2015 and 2014, respectively.

Donation of Common Stock

During each June 2015 and 2014 the Company donated $100,000 of unregistered common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation. The number of shares of common stock issued was 4,498 and 4,552 in 2015 and 2014, respectively, which was based on the market value of Limoneira common stock on the date of the donation. The Company recognized expense of $100,000 each year, which is included in selling, general and administrative expense. The donations are to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County

Dividend

On December 15, 2016, the Company declared a $0.055 per share dividend which is to be paid on January 17, 2017 in the aggregate amount of $782,000 to common shareholders of record as of December 27, 2016.

23. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2016 and October 31, 2015, the Company has been allocated $729,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received dividends of zero, zero and $67,000 in fiscal years 2016, 2015 and 2014, respectively.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2016 was $251,000.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

24. Segment Information

The Company operates in four reportable operating segments: lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes farming, harvesting and lemon packing. The other agribusiness segment includes farming and harvesting. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

In October 2016, the Company re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall Farms was reclassified to the other agribusiness reportable segment from the real estate development segment in October 2016. Windfall Farms has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.  Operating losses of $669,000, $1,052,000 and $954,000 are included in the real estate development segment operating loss for fiscal years 2016, 2015 and 2014, respectively.

The following table provides segment information for fiscal years 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
Lemon operations:
Revenues	$85,267,000	$78,978,000	$79,726,000
Costs and expenses	66,558,000	61,766,000	59,412,000
Operating income	18,709,000	17,212,000	20,314,000

Other agribusiness:
Revenues	20,863,000	16,146,000	18,796,000
Costs and expenses	12,725,000	12,079,000	12,086,000
Operating income	8,138,000	4,067,000	6,710,000

Lemon and other agribusiness depreciation and amortization	4,321,000	3,341,000	2,827,000
Total agribusiness operating income	22,526,000	17,938,000	24,197,000

Rental operations:
Revenues	5,603,000	5,104,000	4,640,000
Costs and expenses	2,885,000	2,859,000	2,651,000
Depreciation and amortization	732,000	581,000	422,000
Operating income	1,986,000	1,664,000	1,567,000

Real estate development:
Revenues	56,000	83,000	300,000
Costs and expenses	2,006,000	1,284,000	1,756,000
Depreciation and amortization	55,000	46,000	79,000
Operating loss	(2,005,000)	(1,247,000)	(1,535,000)

Selling, general and administrative expenses;	(13,319,000)	(13,772,000)	(14,336,000)
Total operating income	$9,188,000	$4,583,000	$9,893,000

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

24. Segment Information (continued)

The following table sets forth revenues by category, by segment for fiscal years 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014

Lemon operations revenues	$85,267,000	$78,978,000	$79,726,000

Avocados	10,767,000	7,132,000	7,374,000
Navel and Valencia oranges	6,143,000	5,626,000	7,616,000
Specialty citrus and other crops	3,953,000	3,388,000	3,806,000
Other agribusiness revenues	20,863,000	16,146,000	18,796,000

Residential and commercial rentals	3,555,000	2,892,000	2,454,000
Leased land	1,755,000	1,865,000	1,986,000
Organic recycling and other	293,000	347,000	200,000
Rental operations revenues	5,603,000	5,104,000	4,640,000

Real estate development revenues	56,000	83,000	300,000
Total revenues	$111,789,000	$100,311,000	$103,462,000

25. Sale of Property

On August 21, 2015, the Company sold its Wilson Ranch, which is comprised of 52 acres of land with 33 acres of avocado orchards located near the City of Fillmore, in Ventura County, California. The sales price was $2,750,000 and the gain on the sale was $935,000.

26. Sale of Conservation Easement

In October 2016, the Company sold a conservation easement on certain of its Ventura County property to The Nature Conservancy. The easement preserves 235 acres along the Santa Clara River in perpetuity from commercial and residential development and provides access to the river by certain groups for environmental study and observation. The sales price was $995,000 and the gain on the sale was $995,000. The Company retains title to the property, the easement allows the Company to continue agriculture and related activities on the property and the post-easement, appraised value of the property exceeds its carrying value.

27. Subsequent Events

The Company has evaluated events subsequent to October 31, 2016, to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Based upon this evaluation, except as disclosed below and in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 60.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2016 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2016 and 2015
Consolidated Statements of Operations for the years ended October 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2017.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 10, 2017 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Ronald Michaelis	Director
Ronald Michaelis

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

2.1	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.2	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.3	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.4.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.4.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.4	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.7	Lease Agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.8	Amended and Restated Line of Credit Agreement dated as of December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.9	Amendment to Amended and Restated Line of Credit Agreement dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.10	Second Amendment to Amended and Restated Line of Credit Agreement dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011 (File No. 001-34755))

10.11	Third Amendment to Amended and Restated Line of Credit Agreement dated March 19, 2014, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

10.12	Revolving Equity Line of Credit Promissory Note and Loan Agreement dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.13	Promissory Note and Loan Agreement dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

10.14	Promissory Note and Loan Agreement dated as of September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.15	Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.16	Promissory Note and Supplement to Master Loan Agreement dated as of May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012 (File No. 001-34755))

10.17†	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2012 (File No. 001-34755))

10.18†	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011 (File No. 001-34755))

10.19†	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.20	Pre-Annexation and Development Agreement dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.21	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al., Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.27	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

Exhibit No.	Description

10.28	Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. Rushing Trust, Jennifer R. Rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed June 10, 2013 (File No. 001-34755))

10.29

Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.30	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.31#	Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.32	Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.33	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International, LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.34	Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.35	General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.36	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.37	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.38	Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.39	Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.40	First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

Exhibit No.	Description

10.41	Interim Funding Agreement, dated as of December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

10.42	Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.43	Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.44	Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (File No. 001-34755)

10.45	Lease Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755)

10.46	Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755)

10.47	Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755)) †

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements
#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.