Form 10-Q
period 2017-01-31
Limoneira CO
filed 2017-03-13
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

As of February 28, 2017, there were 14,236,344 shares outstanding of the registrant’s common stock.

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

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	January 31, 2017	October 31, 2016
Assets
Current assets:
Cash	$69,000	$38,000
Accounts receivable, net	8,819,000	9,298,000
Cultural costs	1,665,000	3,844,000
Prepaid expenses and other current assets	3,197,000	2,509,000
Income taxes receivable	4,048,000	2,810,000
Total current assets	17,798,000	18,499,000

Property, plant and equipment, net	177,750,000	177,096,000
Real estate development	79,332,000	77,136,000
Equity in investments	10,778,000	6,254,000
Investment in Calavo Growers, Inc.	16,590,000	17,745,000
Other assets	8,918,000	8,718,000
Total Assets	$311,166,000	$305,448,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,435,000	$5,555,000
Growers payable	7,000,000	8,577,000
Accrued liabilities	3,500,000	6,421,000
Fair value of derivative instrument	593,000	690,000
Current portion of long-term debt	2,513,000	2,508,000
Total current liabilities	19,041,000	23,751,000
Long-term liabilities:
Long-term debt, less current portion	100,564,000	88,164,000
Deferred income taxes	25,083,000	25,328,000
Other long-term liabilities	5,649,000	6,127,000
Sale-leaseback deferral	25,182,000	23,349,000
Total liabilities	175,519,000	166,719,000
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 28,285 and 29,000 shares issued and outstanding at January 31, 2017 and October 31, 2016) (8.75% coupon rate)	2,829,000	2,900,000

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2017 and October 31, 2016) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2017 and October 31, 2016)	-	-
Common Stock – $.01 par value (19,900,000 shares authorized: 14,236,344 and 14,178,226
shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively)	142,000	142,000
Additional paid-in capital	92,205,000	91,841,000
Retained earnings	28,804,000	31,812,000
Accumulated other comprehensive income	2,336,000	2,703,000
Total stockholders’ equity	123,487,000	126,498,000
Total Liabilities and Stockholders’ Equity	$311,166,000	$305,448,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended January 31,
	2017	2016
Net revenues:
Agribusiness	$26,769,000	$23,567,000
Rental operations	1,323,000	1,408,000
Real estate development	-	12,000
Total net revenues	28,092,000	24,987,000
Costs and expenses:
Agribusiness	26,344,000	25,472,000
Rental operations	1,055,000	949,000
Real estate development	85,000	1,436,000
Selling, general and administrative	3,847,000	3,464,000
Total costs and expenses	31,331,000	31,321,000
Operating loss	(3,239,000)	(6,334,000)
Other income (expense):
Interest expense, net	(434,000)	(219,000)
Equity in earnings of investments	74,000	114,000
Other income, net	287,000	360,000
Total other income (expense)	(73,000)	255,000

Loss before income tax benefit	(3,312,000)	(6,079,000)

Income tax benefit	1,240,000	2,167,000
Net loss	(2,072,000)	(3,912,000)
Preferred dividends	(155,000)	(158,000)
Net loss applicable to common stock	$(2,227,000)	$(4,070,000)

Basic net loss per common share	$(0.16)	$(0.29)

Diluted net loss per common share	$(0.16)	$(0.29)

Dividends per common share	$0.06	$0.05

Weighted-average common shares outstanding-basic	14,202,000	14,148,000
Weighted-average common shares outstanding-diluted	14,202,000	14,148,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended January 31,
	2017	2016

Net loss	$(2,072,000)	$(3,912,000)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	126,000	113,000
Unrealized holding (losses) gains of security available-for-sale	(697,000)	75,000
Unrealized gains from derivative instrument	204,000	1,000
Total other comprehensive (loss) income, net of tax	(367,000)	189,000
Comprehensive loss	$(2,439,000)	$(3,723,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Three months ended January 31,
	2017	2016
Operating activities
Net loss	$(2,072,000)	$(3,912,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,577,000	1,128,000
Loss on disposal of assets	50,000	30,000
Stock compensation expense	587,000	393,000
Equity in earnings of investments	(74,000)	(114,000)
Amortization of deferred financing costs	13,000	12,000
Accrued interest on note receivable	(6,000)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable, net	479,000	(1,424,000)
Cultural costs	2,179,000	2,266,000
Prepaid expenses and other current assets	(688,000)	(539,000)
Income taxes receivable	(1,238,000)	(1,992,000)
Other assets	104,000	166,000
Accounts payable and growers payable	(2,301,000)	237,000
Accrued liabilities	(2,921,000)	(1,762,000)
Other long-term liabilities	(32,000)	159,000
Net cash used in operating activities	(4,343,000)	(5,357,000)

Investing activities
Capital expenditures	(2,331,000)	(5,861,000)
Proceeds from sale of LLC interest	-	18,000,000
Agriculture property acquisition	-	(15,098,000)
Equity investment contributions	(4,450,000)	-
Investments in mutual water companies and water rights	(6,000)	(8,000)
Net cash used in investing activities	(6,787,000)	(2,967,000)

Financing activities
Borrowings of long-term debt	37,680,000	60,225,000
Repayments of long-term debt	(25,288,000)	(50,824,000)
Dividends paid – common	(782,000)	(708,000)
Dividends paid – preferred	(155,000)	(158,000)
Exchange of common stock	(294,000)	(190,000)
Net cash provided by financing activities	11,161,000	8,345,000
Net increase in cash	31,000	21,000
Cash at beginning of period	38,000	39,000
Cash at end of period	$69,000	$60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three months ended January 31,
	2017	2016
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$403,000	$227,000
Cash paid during the period for income taxes, net of refunds received	$-	$5,000
Non-cash investing and financing activities:
Unrealized holding loss (gain) on Calavo investment	$1,155,000	$(122,000)
Increase in real estate development and sale-leaseback deferral	$1,833,000	$1,114,000
Settlement of lease obligation related to agricultural property acquisition	$-	$(739,000)
Capital expenditures accrued but not paid at period-end	$289,000	$325,000
Accrued interest on note receivable	$6,000	$5,000
Accrued contribution obligation of investment in water company	$315,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

In November 2016, 715 shares of Series B preferred stock were converted into 8,937 shares of Limoneira common stock.

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2017 and 2016 and balance sheet as of January 31, 2017 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2017 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2017 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2016 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended October 31, 2016.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited)

1. Business

Limoneira Company, a Delaware Company (the “Company”), engages primarily in growing citrus and avocados, picking and hauling citrus, and packing, marketing and selling lemons. The Company is also engaged in residential rentals and other rental operations and real estate development activities.

The Company markets and sells lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile SpA, Limoneira EA 1 Land, LLC and Limoneira S.A. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this quarterly report.

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

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard in the first quarter of its fiscal year ending October 31, 2019 and anticipates using the modified retrospective method. The Company has begun to inventory and evaluate its revenue streams and related contracts with customers. The Company continues to evaluate the effect this ASU may have on its consolidated financial statements.

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

This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company’s adoption of this ASU had no impact on its consolidated financial statements.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

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

The amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company’s early adoption of this ASU on November 1, 2016 resulted in a cumulative-effect provision of $21,000 recognized in the current period tax benefit. The Company has also elected to account for forfeitures as they occur using the modified retrospective approach. In addition, the Company is now required to present excess tax benefits (provisions) as operating activity (combined with other income tax cash flows) on the statements of cash flows rather than as financing activity and has elected to adopt this change prospectively.

2. Summary of Significant Accounting Policies (continued)

FASB Accounting Standards Update No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Public business entities should apply the amendments for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

FASB Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

Public business entities should apply the amendments for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statement.

3. Agriculture Property Acquisition

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and included in property, plant and equipment in the Company’s consolidated balance sheet at January 31, 2017.

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

4. Fair Value Measurements

Under the FASB ASC 820, Fair Value Measurement and Disclosures, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on: (i) observable inputs such as quoted prices in active markets (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2017 and October 31, 2016, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

January 31, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$16,590,000	$–	$–	$16,590,000
Liabilities at fair value:
Derivative	$–	$817,000	$–	$817,000

October 31, 2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$17,745,000	$–	$–	$17,745,000
Liabilities at fair value:
Derivative	$–	$1,151,000	$–	$1,151,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2017 and October 31, 2016 was $55.30 and $59.15 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2017 and October 31, 2016, the allowances totaled $305,000 and $357,000, respectively.

6. Concentrations

Lemons procured from third-party growers were 51% of lemon supply in the three months ended January 31, 2017, of which one third-party grower was 14% of lemon supply. The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	January 31, 2017	October 31, 2016

Prepaid insurance	$727,000	$633,000
Prepaid supplies	1,107,000	879,000
Lemon supplier advances	-	41,000
Deposits	96,000	61,000
Deferred lease expense, water assessments and other	1,267,000	895,000
	$3,197,000	$2,509,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	January 31, 2017	October 31, 2016
East Area I and II	$68,293,000	$66,097,000
Templeton Santa Barbara, LLC	11,039,000	11,039,000
	$79,332,000	$77,136,000

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended January 31, 2017 and 2016, the Company capitalized $2,196,000 and $3,450,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $3,000 and $1,151,000 in the three months ended January 31, 2017 and 2016, respectively.

On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on the Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area I property.

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

8. Real Estate Development Assets (continued)

East Areas I and II (continued)

Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture will lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease will terminate corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. In any event, the Lease will terminate five years from the Transaction Date.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. In the three months ended January 31, 2017 and 2016, the Company recorded $1,833,000 and $1,114,000, respectively, of real estate development and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and when the Lease Agreement is terminated in connection with the development of the property, a corresponding amount of real estate development and sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $250,000 by the Joint Venture on February 1, 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount is included in other assets in the consolidated balance sheets. Additionally, beginning in March 2016, the Company leased office space to Lewis and received rental income of $12,000 for the three months ended January 31, 2017.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations.  The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of the Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method of accounting.  The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project.  The Company made contributions of $4,450,000 for the three months ended January 31, 2017 and $2,275,000 for the year ended October 31, 2016. Additionally, the Company recorded an equity loss of $54,000 in the three months ended January 31, 2017 related to the Joint Venture.

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

8. Real Estate Development Assets (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at January 31, 2017 and October 31, 2016 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle in the three months ended January 31, 2017 and 2016 and as such, no costs were capitalized. Additionally, in relation to these parcels, the Company incurred expenses of $47,000 and $43,000 in the three months ended January 31, 2017 and 2016.

9. Equity in Investments

Equity in investments consist of the following:

	January 31, 2017	October 31, 2016

Limoneira Lewis Community Builders, LLC	$6,671,000	$2,275,000
Limco Del Mar, Ltd.	2,144,000	1,961,000
Rosales, S.A.	1,441,000	1,496,000
Romney Property Partnership	522,000	522,000
	$10,778,000	$6,254,000

10. Investment in Calavo Growers, Inc.

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains and losses on shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. The Company recorded unrealized holding gains and (losses) of ($1,155,000) (($697,000) net of tax) and $122,000 ($75,000 net of tax) during the three months ended January 31, 2017 and 2016, respectively.

11. Other Assets

Other assets consist of the following:

	January 31, 2017	October 31, 2016

Investments in mutual water companies	$4,648,000	$4,327,000
Acquired water and mineral rights	1,536,000	1,536,000
Deferred lease assets and other	974,000	930,000
Note receivable	617,000	612,000
Revolving funds and memberships	143,000	292,000
Acquired trade names and trademarks, net	320,000	341,000
Goodwill	680,000	680,000
	$8,918,000	$8,718,000

12. Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2017	October 31, 2016

Compensation	$1,414,000	$2,362,000
Property taxes	238,000	520,000
Interest	301,000	277,000
Deferred rental income and deposits	790,000	633,000
Lease expense	80,000	296,000
Lemon supplier payables	7,000	1,242,000
Capital expenditures and other	670,000	1,091,000
	$3,500,000	$6,421,000

13. Long-Term Debt

Long-term debt is comprised of the following:

	January 31, 2017	October 31, 2016
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.77% at January 31, 2017, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$72,721,000	$59,606,000

Farm Credit West term loan: the interest rate is variable and was 3.20% at January 31, 2017. The loan is payable in quarterly installments through November 2022.	3,566,000	3,701,000

Farm Credit West term loan: the interest rate is variable and was 3.20% at January 31, 2017. The loan is payable in monthly installments through October 2035.	1,201,000	1,213,000

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,743,000	9,822,000

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,284,000	7,349 ,000

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	8,720,000	9,152,000
Subtotal	103,235,000	90,843,000
Less deferred financing costs	158,000	171,000
Total long-term debt, net	103,077,000	90,672,000
Less current portion	2,513,000	2,508,000
Long-term debt, less current portion	$100,564,000	$88,164,000

The Rabobank line of credit provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $100,000,000 at January 31, 2017.

On January 20, 2016, the Company entered into a $10,000,000 term loan with Wells Fargo Equipment Finance, Inc. which is secured by certain equipment associated with the Company’s new packing facilities. The loan includes a prepayment penalty of 2% of the unpaid balance for the first eighteen months, with no prepayment penalty thereafter.

13. Long-Term Debt (continued)

On February 16, 2016, the Company entered into a Promissory Note and Loan Agreement with Farm Credit West. The loan agreement provides for a term loan in the amount of $10,000,000 and a term loan in the amount of $7,500,000 (the “Term Loans”). The proceeds from the Term Loans were used to repay the Farm Credit West Line of Credit and pay down outstanding indebtedness.

The Rabobank and Farm Credit West loans are secured by certain of the Company’s agricultural properties and a portion of the equity interest in the Company’s investments in certain mutual water companies.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. Interest of $464,000 and $507,000 was capitalized during the three months ended January 31, 2017 and 2016, respectively, and is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

14. Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	January 31, 2017	October 31, 2016	January 31, 2017	October 31, 2016
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$817,000	$1,151,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge. The fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at January 31, 2017 and October 31, 2016.

15. Earnings Per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were excluded from the computation of diluted net loss per common share for the three months ended January 31, 2017 and 2016 because they were anti-dilutive. The computations for basic net loss per common share are as follows:

	Three Months Ended January 31,
	2017	2016
Basic net loss per common share:
Numerator: Net loss applicable to common stock	$(2,227,000)	$(4,070,000)
Denominator: Weighted average common shares-basic	14,202,000	14,148,000
Basic net loss per common share	$(0.16)	$(0.29)

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

16. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $188,000 and $151,000 of rental income from employees in the three months ended January 31, 2017 and 2016, respectively. There were no rental payments due from employees at January 31, 2017 and October 31, 2016.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from the mutual water companies, in aggregate, of $638,000 and $653,000 in the three months ended January 31, 2017 and 2016, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $334,000 and $131,000 at January 31, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $572,000 and $456,000 from the association in the three months ended January 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $51,000 and $87,000 at January 31, 2017 and October 31, 2016, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $270,000 and $288,000 in the three months ended January 31, 2017 and 2016, respectively, on its investment in Calavo, which is included in other income, net in the Company’s consolidated statements of operations. The Company had zero and $2,000 of avocados sales to Calavo for the three months ended January 31, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts that were receivable by the Company from Calavo at January 31, 2017 and October 31, 2016. Additionally, the Company leases office space to Calavo and received rental income of $71,000 in each of the three months ended January 31, 2017 and 2016. Such amounts are included in rental revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2017 and 2016, the aggregate amount of lemons procured from entities owned or controlled by members of the Company’s board of directors was $275,000 and $55,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $91,000 and $877,000 at January 31, 2017 and October 31, 2016, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $6,000 of lease expense related to these leases in each of the three month periods ended January 31, 2017 and 2016.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $17,000 and zero to the Company during the three months ended January 31, 2017 and 2016, respectively. The Company incurred lease and farming expenses of $28,000 and $23,000 in the three months ended January 31, 2017 and 2016, respectively, which is recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $25,000 and $25,000 at January 31, 2017 and October 31, 2016, respectively.

16. Related-Party Transactions (continued)

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of $2,757,000 and $2,584,000 for the three months ended January 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $303,000 and $229,000 in the three months ended January 31, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $30,000 and $181,000 due to Associated from CRG at January 31, 2017 and October 31, 2016, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the three months ended January 31, 2017 and 2016 the Company recorded revenues of $34,000 and $50,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $15,000 and $17,000 from YMIDD during the three months ended January 31, 2017 and 2016, respectively and such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There was zero receivable from YMIDD at January 31, 2017 and October 31, 2016, respectively.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services, and received expense reimbursements of $34,000 and $31,000 in the three months ended January 31, 2017 and 2016, respectively. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were zero and $791,000 at January 31, 2017 and October 31, 2016, respectively. In the three months ended January 31, 2017 and 2016, the Company received no cash distributions and recorded equity in earnings of this investment of $183,000 and $175,000, respectively.

On August 14, 2014, through the Company’s wholly owned subsidiary, Limoneira Chile SpA, it invested $1,750,000 for a 35% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company recognized $248,000 and zero of lemon sales to Rosales in the three months ended January 31, 2017 and 2016, respectively, and such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $116,000 and zero at January 31, 2017 and October 31, 2016, respectively. Additionally, the Company recorded equity in losses of this investment of $3,000 and $10,000 in the three months ended January 31, 2017 and 2016, respectively and amortization of fair value basis differences of $52,000 in each of the three months ended January 31, 2017 and 2016, respectively.

17. Income Taxes

The Company’s estimated effective tax rate for the first quarter of fiscal year 2017 is approximately 37.5%, inclusive of certain discrete items. The Company has no uncertain tax positions as of January 31, 2017.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2017.

18. Retirement Plans

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $275,000 and zero during the three months ended January 31, 2017 and 2016, respectively.

The components of net periodic benefit cost for the Plan for the three months ended January 31 were as follows:

	2017	2016
Administrative expenses	$76,000	$31,000
Interest cost	194,000	209,000
Expected return on plan assets	(263,000)	(269,000)
Prior service cost	11,000	-
Recognized actuarial loss	208,000	186,000
Net periodic benefit cost	$226,000	$157,000

19. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	January 31, 2017	October 31, 2016

Minimum pension liability	$5,362,000	$5,619,000
Fair value of derivative instrument	224,000	461,000
Deferred gain and other	63,000	47,000
	$5,649,000	$6,127,000

20. Series B and Series B-2 Preferred Stock

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

20. Series B and Series B-2 Preferred Stock (continued)

Series B Convertible Preferred Stock (continued)

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

In November 2016, 715 shares of Series B preferred stock were converted into 8,937 shares of Limoneira common stock.

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

20. Series B and Series B-2 Preferred Stock (continued)

Series B-2 Convertible Preferred Stock (continued)

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

21. Stock-based Compensation

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

In December 2016, 44,998 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $896,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest.  In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance recognized over the next two years as the shares vest.

Stock-based compensation expense is included in selling, general and administrative expense and is recognized over the performance and vesting periods as summarized below:

		Three Months Ended January 31,
Performance Year	Shares Granted	2017	2016
2014	42,085	$-	$88,000
2015	27,424	36,000	32,000
2016	44,998	64,000	-
2017	-	164,000	-
		$264,000	$120,000

During the three months ended January 31, 2017 and 2016 members of management exchanged 14,773 and 12,433 shares, respectively, of common stock with fair value of $294,000 and $190,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2017 and 2016, 18,956 and 21,905 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $323,000 and $273,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2017 and 2016, respectively.

22. Segment Information

The Company operates in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes farming, harvesting and lemon packing. The other agribusiness segment includes farming and harvesting of avocados, oranges and specialty citrus and other crops. The lemon operations and other agribusiness segments are seasonal in nature and interim results should not be taken as indicative of the estimated results for a full fiscal year. The rental operations segment includes residential and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

In October 2016, the Company re-purposed Windfall from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment concurrent with the first harvest of wine grapes in October 2016. Windfall has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.  Operating loss of $229,000 associated with Windfall is included in the real estate development segment operating loss for the three months ended January 31, 2016.

Segment information for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31,
	2017	2016
Lemon operations:
Revenues	$25,989,000	$21,865,000
Costs and expenses	21,821,000	21,631,000
Operating income	4,168,000	234,000

Other agribusiness:
Revenues	780,000	1,702,000
Costs and expenses	3,188,000	2,954,000
Operating loss	(2,408,000)	(1,252,000)

Lemon and other agribusiness depreciation and amortization	1,335,000	887,000
Total agribusiness operating income (loss)	425,000	(1,905,000)

Rental operations:
Revenues	1,323,000	1,408,000
Costs and expenses	866,000	778,000
Depreciation and amortization	189,000	171,000
Operating income	268,000	459,000

Real estate development:
Revenues	-	12,000
Costs and expenses	85,000	1,421,000
Depreciation and amortization	-	15,000
Operating loss	(85,000)	(1,424,000)

Selling, general and administrative expenses	(3,847,000)	(3,464,000)
Total operating loss	$(3,239,000)	$(6,334,000)

22. Segment Information (continued)

The following table sets forth revenues by category, by segment for three months ended January 31, 2017 and 2016:

	Three Months Ended January 31,
	2017	2016

Lemon operations revenues	$25,989,000	$21,865,000

Avocados	-	2,000
Navel and Valencia oranges	503,000	1,041,000
Specialty citrus and other crops	277,000	659,000
Other agribusiness revenues	780,000	1,702,000
Agribusiness revenues	26,769,000	23,567,000

Residential and commercial rentals	894,000	866,000
Leased land	371,000	491,000
Organic recycling	58,000	51,000
Rental operations revenues	1,323,000	1,408,000

Real estate development revenues	-	12,000
Total revenues	$28,092,000	$24,987,000

23. Subsequent Events

The Company has evaluated events subsequent to January 31, 2017 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described below and in the notes to the consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Acquisition

On February 24, 2017 (the “Acquisition Date”), the Company completed the acquisition of 90% of the outstanding stock of Fruticola Pan de Azucar S.A. (“PDA”), a privately owned Chilean corporation, for $5,800,000 in cash (the “Acquisition”). PDA also had approximately $1,700,000 in long term debt on the Acquisition Date, which was assumed by the Company in the Acquisition. A holdback of 10% of the purchase proceeds to be paid to the seller were withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of approximately $5,500,000 on the Acquisition Date include a 13% equity interest in Rosales in which the Company owns a 35% equity investment. Upon completion of the Acquisition, the Company will own 48% of Rosales and PDA’s 10% stockholder will own the remaining 52% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1,900,000 in sales for the year ended December 31, 2016. The Company has not completed its fair value analysis to allocate the purchase price to the assets acquired and liabilities assumed in the Acquisition, however, a significant amount of the fair value is expected to be allocated to land and orchards. Transactions costs incurred in connection with the Acquisition in the three months ended January 31, 2017 were approximately $42,000, which are included in selling, general and administrative expense. The results of operations of PDA will be included in the consolidated results of operations of the Company from the Acquisition Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We also have agricultural operations in Yuma, Arizona, through our subsidiary, Associated Citrus Packers Inc. (“Associated”) and in Chile in connection with our 35% interest in Rosales, a citrus packing, marketing, and sales business located in La Serena, Chile.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, we are one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare, San Bernardino, and San Luis Obispo Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,600 acres of lemons, 1,000 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops.  We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow as well as lemons grown by others.

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

Business Division Summary

We have three business divisions: agribusiness, rental operations, and real estate development. The agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and includes our farming, harvesting, lemon packing and lemon, orange and specialty citrus sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our four reportable segments; lemon operations, other agribusiness, rental operations and real estate development are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.

Agribusiness

The agribusiness division is comprised of two of our reportable segments, lemon operations and other agribusiness and represented approximately 95%, 95% and 95% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively, of which lemon operations represented 76%, 79% and 77% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively, and other agribusiness represented 19%, 16% and 18% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively.

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons and oranges directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the three months ended January 31, 2017, lemon sales were comprised of approximately 63% in domestic and Canadian sales, 32% in sales to domestic exporters and 5% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, our olives are sold to a processor and marketer of olives and our wine grapes are sold to various wine producers.

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

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 5%, 5% and 4% of our consolidated revenues in fiscal years 2016, 2015 and 2014, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees; this is a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business typically provides us with a profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenues in fiscal year 2016 and represented 1% of our consolidated revenues in each of the fiscal years 2015 and 2014. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income-producing real estate. It is not unusual for real estate development projects and joint ventures, that the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows may be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors could affect our results of operations, cash flows and liquidity.

Water Resources and California Drought

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water and irrigation districts in California’s Tulare County, which is in the San Joaquin Valley and ground water from the Cadiz Valley Basin in California’s San Bernardino County. Following our acquisition of Associated we began using surface water in Arizona from the Colorado River through the YMIDD.

California has historically experienced periods of below average precipitation and much of the state has experienced severe drought in the last few years. However, recent months have brought significantly improved precipitation, with many areas of the state receiving above average rain and snow. Our California orchards have received in excess of their average seasonal rainfall. The governor of California declared a drought State of Emergency in January 2014 and the declaration has not been lifted to date. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 75% of the contracted amount of water was provided to San Joaquin Valley farmers in 2016 from this water system and the 2017 allocation is currently not known.

Depending on the location of our agricultural operations, we obtain our water from aquifers, water delivered by water federal, state and local water and irrigation districts, and rainfall. Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own.

Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin.

We use a combination of ground water provided by wells which derive water from the San Joaquin Valley Basin and water from various local water and irrigation districts in Tulare County, California which is in the agriculturally productive San Joaquin Valley.

We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino, California.

Our Windfall Farms property located in San Luis Obispo County, California, obtains water from wells deriving water from the Paso Robles Basin.

Our Associated farming operations in Yuma, Arizona sources surface water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

For the first quarter of fiscal year 2017, irrigation costs for our agricultural operations were similar to the same period in fiscal year 2016. However, costs may increase if we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access water supplies. In response to the drought, we have made irrigation system improvements that includes drilling new wells and upgrading existing wells and irrigation systems.

We believe that we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations segments of our business and that the recent California drought has not had a material impact our operating results. However, if drought conditions return or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “LLC” or the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 million to $15.0 million for each Joint Venture partner in the first two years of the project and we funded $2.3 million in fiscal year 2016 and an additional $4.5 million in the first quarter of fiscal year 2017. In November 2015, we entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project. The Joint Venture is planning approximately 632 units in Phase 1 of the project. We are currently engaged in tree removal and other site preparation activities. Our current plans indicate that grading should begin during the spring of 2017, Phase 1 site improvements during the summer of 2017 and initial lot sales are anticipated to begin near the end of 2017.

We sell our lemons directly to our customers in Limoneira branded cartons.  Historically, we have sold a portion of our oranges and specialty citrus to Sunkist affiliated and other packinghouses for processing and sale to customers in Sunkist and other branded cartons.  Beginning in fiscal year 2017, we began selling our oranges and most of our specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons.  We utilize our own packing facilities to process lemons for sale and have contracted with an independent packinghouse to pack a substantial portion of our oranges and specialty citrus. We incur packing service charges from the independent packinghouse to pack our oranges and specialty citrus in Limoneira branded cartons.

For fiscal year 2016, we declared cash dividends to our stockholders totaling $0.20 per common share in the aggregate amount of approximately $2.8 million compared to a total of $0.17 per common share in the aggregate amount of approximately $2.5 million for fiscal year 2015. On December 15, 2016, we declared a quarterly cash dividend of $0.055 per common share which was paid on January 17, 2017 in the aggregate amount of approximately $0.8 million to stockholders of record on December 27, 2016. This represents a 10% increase compared to our previous quarterly dividend of $0.05 per common share.

On February 24, 2017, we completed the acquisition of 90% of the outstanding stock of Fruticola Pan de Azucar S.A. (“PDA”) a privately owned Chilean corporation, for $5.8 million in cash. PDA also had approximately $1.7 million in long term debt on the acquisition date, which we assumed in the acquisition. A holdback of 10% of the purchase proceeds paid to the seller were withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of approximately $5.5 million on the acquisition date include a 13% equity interest in Rosales, in which we own a 35% equity investment. Upon completion of the acquisition, we will own 48% of Rosales and PDA’s 10% stockholder will own the remaining 52% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1.9 million in sales for the year ended December 31, 2016. The results of operations of PDA will be included in our consolidated results of operations from the acquisition date.

Results of Operations

The following table shows the results of operations for the three months ended January 31:

	Quarters Ended January 31,
	2017		2016
Net revenues:
Agribusiness	$26,769,000	95%	$23,567,000	94%
Rental operations	1,323,000	5%	1,408,000	5%
Real estate development	-	-	12,000	1%
Total net revenues	28,092,000	100%	24,987,000	100%
Costs and expenses:
Agribusiness	26,344,000	84%	25,472,000	81%
Rental operations	1,055,000	3%	949,000	3%
Real estate development	85,000	1%	1,436,000	4%
Selling, general and administrative	3,847,000	12%	3,464,000	12%
Total costs and expenses	31,331,000	100%	31,321,000	100%
Operating income (loss):
Agribusiness	425,000		(1,905,000)
Rental operations	268,000		459,000
Real estate development	(85,000)		(1,424,000)
Selling, general and administrative	(3,847,000)		(3,464,000)
Operating loss	(3,239,000)		(6,334,000)
Other income (expense):
Interest expense, net	(434,000)		(219,000)
Equity in earnings of investments	74,000		114,000
Other income, net	287,000		360,000
Total other income (expense)	(73,000)		255,000
Loss before income tax benefit	(3,312,000)		(6,079,000)
Income tax benefit	1,240,000		2,167,000
Net loss	$(2,072,000)		$(3,912,000)

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

	Three months ended January 31,
	2017	2016
Net loss	$(2,072,000)	$(3,912,000)
Interest expense, net	434,000	219,000
Income tax benefit	(1,240,000)	(2,167,000)
Depreciation and amortization	1,577,000	1,128,000
EBITDA	$(1,301,000)	$(4,732,000)

First Quarter of Fiscal Year 2017 Compared to the First Quarter of Fiscal Year 2016

Revenues

Total revenue for the first quarter of fiscal year 2017 was $28.1 million compared to $25.0 million for the first quarter of fiscal year 2016. The 12% increase of $3.1 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended January 31,
	2017	2016	Change
Lemons	$25,989,000	$21,865,000	$4,124,000	19%
Avocados	-	2,000	(2,000)	(100%)
Navel and Valencia oranges	503,000	1,041,000	(538,000)	(52%)
Specialty citrus and other crops	277,000	659,000	(382,000)	(58%)
Agribusiness revenues	$26,769,000	$23,567,000	$3,202,000	14%

•	Lemons: The increase in the first quarter of fiscal year 2017 was primarily the result of higher volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2016. In the first three months of fiscal years 2017 and 2016, fresh lemon sales were $21.0 million and $17.7 million, respectively, on 909,000 and 753,000 cartons of lemons sold at average per carton prices of $23.10 and $23.46, respectively. Additionally, lemon by-product, shipping and handling and other lemon sales were $5.0 million in the first three months of fiscal year 2017 compared to $4.2 million in the same period in fiscal year 2016.

•	Avocados: No significant sales of avocados were recorded in the first quarters of fiscal years 2017 and 2016.

•	Navel and Valencia oranges: The decrease in the first quarter of fiscal year 2017 was attributable to lower volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2016. In the first quarter of fiscal year 2017, 54,000 cartons of oranges were sold at average per carton prices of $9.31 compared to 127,000 40-pound carton equivalents sold at average per carton prices of $8.20 in the first quarter of fiscal year 2016. The lower volume in the first quarter of fiscal year 2017 was primarily the result of fewer harvest days in January due to increased rainfall compared to the same period in fiscal year 2016.

•	Specialty citrus and other crops: The decrease in the first quarter of fiscal year 2017 was attributable to lower volume of specialty citrus sold partially offset by higher prices compared to the same period in fiscal year 2016. In the first quarter of fiscal year 2017, 25,000 cartons of specialty citrus were sold at average per carton prices of $11.08 compared to 63,000 40-pound carton equivalents sold at average per carton prices of $10.46 in the first quarter of fiscal year 2016. The lower volume in the first quarter of fiscal year 2017 was primarily the result of fewer harvest days in January due to increased rainfall compared to the same period in fiscal year 2016.

Costs and Expenses

Total costs and expenses for the first quarter of fiscal year 2017 of $31.3 million were similar to the same period in fiscal year 2016. The first quarter of fiscal year 2017 costs and expenses are comprised of decreases in our real estate development expenses partially offset by increases in our agribusiness costs and selling, general and administrative expenses compared to the first quarter of fiscal year 2016. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs for fruit procured from third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended January 31,
	2017	2016	Change
Packing costs	$6,159,000	$5,954,000	$205,000	3%
Harvest costs	3,381,000	2,516,000	865,000	34%
Growing costs	6,371,000	6,527,000	(156,000)	(2%)
Third-party grower costs	9,098,000	9,588,000	(490,000)	(5%)
Depreciation and amortization	1,335,000	887,000	448,000	51%
Agribusiness costs and expenses	$26,344,000	$25,472,000	$872,000	3%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale, such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in the first quarter of fiscal year 2017 is primarily attributable to higher volume of lemons packed and sold compared to the same period in fiscal year 2016. During the first quarter of fiscal year 2017, we packed and sold 909,000 cartons of lemons at average per carton costs of $6.01, compared to 753,000 cartons of lemons and 47,000 cartons of specialty citrus packed and sold at average per carton costs of $7.19 during the same period in fiscal year 2016. Additionally, packing costs include $0.3 million of shipping costs in the first quarter of fiscal year 2017 compared to $0.2 million in the first quarter of fiscal year 2016. Further, in the first quarter of fiscal year 2017, we incurred $0.4 million of packing service charges from an independent packinghouse to have our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in the first quarter of fiscal year 2017 is primarily attributable to higher harvest volume of lemons partially offset by lower harvest volumes of oranges and specialty citrus compared to the same period in fiscal year 2016.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first quarter of fiscal year 2017 is primarily due to lower cultivation and fertilization and soil amendment costs partially offset by higher pest control costs compared to the same period in fiscal year 2016.

•	Third-party grower costs: We sell lemons that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first quarter of fiscal year 2017 is primarily due to lower prices of third-party grower lemons sold. Of the 909,000 and 753,000 cartons of lemons sold during the first quarter of fiscal years 2017 and 2016, respectively, 464,000 (51%) and 448,000 (60%) were procured from third-party growers at average per carton prices of $19.40 and $21.24, respectively. Additionally, we incurred $97,000 of costs for purchased, packed fruit to sell in the first quarter of fiscal year 2017, compared to $36,000 during the same period in fiscal year 2016.

•	Depreciation expense for the first quarter of fiscal year 2017 was $0.4 million higher than the first quarter of fiscal year 2017 primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development expenses were $0.1 million in the first quarter of fiscal year 2017 compared to $1.4 million in the first quarter of fiscal year 2016. The costs and expenses in the first quarter of fiscal year 2016 were primarily comprised of $1.2 million of transaction costs paid upon entering into a joint venture with the Lewis Group of Companies for the residential development of our East Area I real estate development project.

Selling, general and administrative expenses were $3.8 million in the first quarter of fiscal year 2017 compared to $3.5 million in the first quarter of fiscal year 2016. The 10% increase of $0.3 million is primarily due to increased incentive compensation as a result of projected improved operating results as of January 31, 2017 compared to January 31, 2016.

Other Income/Expense

Other expense, net for the three months ended January 31, 2017 is comprised primarily of $0.4 million of net interest expense offset by $0.1 million of equity in earnings of investments and $0.3 million of dividend income received from Calavo Growers, Inc. (“Calavo”). Other income, net was $0.3 million for the three months ended January 31, 2016 and is comprised primarily of $0.1 million of equity in earnings of investments and $0.3 million of dividend income received from Calavo, partially offset by $0.2 million of net interest expense.

Income Taxes

We recorded an estimated income tax benefit of $1.2 million in the first quarter of fiscal year 2017 on pre-tax losses of $3.3 million compared to an estimated income tax benefit of $2.2 million on pre-tax losses of $6.1 million in the first quarter of fiscal year 2016. Our projected annual effective rate for fiscal year 2017 is approximately 37.9%.

Segment Results of Operations

We operate in four reportable segments; lemon operations, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See “Segment Information” in the notes to the consolidated financial statements included in this Quarterly Report for additional information regarding our operating segments.

The following table shows the segment results of operations for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31,
	2017	2016
Lemon operations:
Revenues	$25,989,000	$21,865,000
Costs and expenses	21,821,000	21,631,000
Operating income	4,168,000	234,000

Other agribusiness:
Revenues	780,000	1,702,000
Costs and expenses	3,188,000	2,954,000
Operating loss	(2,408,000)	(1,252,000)

Lemon and other agribusiness depreciation and amortization	1,335,000	887,000
Total agribusiness operating income (loss)	425,000	(1,905,000)

Rental operations:
Revenues	1,323,000	1,408,000
Costs and expenses	866,000	778,000
Depreciation and amortization	189,000	171,000
Operating income	268,000	459,000

Real estate development:
Revenues	-	12,000
Costs and expenses	85,000	1,421,000
Depreciation and amortization	-	15,000
Operating loss	(85,000)	(1,424,000)

Selling, general and administrative expenses	(3,847,000)	(3,464,000)
Total operating loss	$(3,239,000)	$(6,334,000)

First Quarter of Fiscal Year 2017 Compared to the First Quarter of Fiscal Year 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the first quarter of fiscal year 2017, our lemon operations segment revenue was $26.0 million compared to $21.9 million for the first quarter of fiscal year 2016; a 19% increase of $4.1 million.

Costs and expenses associated with our lemon operations segment include packing costs, harvest costs, growing costs and costs related to the fruit we procure from third-party growers. For the first quarter of fiscal year 2017, our lemon operations costs and expenses were $21.8 million compared to $21.6 million for the first quarter of fiscal year 2016. The 1% decrease of $0.2 million primarily consists of the following:

•	Packing costs for the first quarter of fiscal year 2017 were $0.2 million lower than the first quarter of fiscal year 2016.

•	Harvest costs for the first quarter of fiscal year 2017 were $0.9 million higher than the first quarter of fiscal year 2016.

•	Growing costs for the first quarter of fiscal year 2017 were similar to the first quarter of fiscal year 2016.

•	Third-party grower costs for the first quarter of fiscal year 2017 were $0.5 million lower than the first quarter of fiscal year 2016.

Other Agribusiness

For the first quarter of fiscal year 2017, our other agribusiness segment revenue was $0.8 million compared to $1.7 million for the first quarter of fiscal year 2016. The 54% decrease of $0.9 million primarily consists of the following:

•	Navel and Valencia orange revenue for the first quarter of fiscal year 2017 was $0.5 million lower than the first quarter of fiscal year 2016.

•	Specialty citrus and other crop revenue for the first quarter of fiscal year 2017 was $0.4 million lower than the first quarter of fiscal year 2016.

Costs and expenses associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the first quarter of fiscal year 2017, our other agribusiness costs and expenses were $3.2 million compared to $3.0 million for the first quarter of fiscal year 2016. The 3% increase of $0.2 million primarily consists of the following:

•	Orange and specialty citrus packing service charges for the first quarter of fiscal year 2017 were $0.4 million compared to zero in the first quarter of fiscal year 2016. In the first quarter of fiscal year 2017, we contracted with an independent packinghouse to pack oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the first quarter of fiscal year 2017 were $0.1 million lower than the first quarter of fiscal year 2016.

•	Growing costs for the first quarter of fiscal year 2017 were $0.1 million lower than the first quarter of fiscal year 2016.

Lemon and other agribusiness depreciation and amortization for the first quarter of fiscal year 2017 were $0.4 million higher than the first quarter of fiscal year 2016.

Rental Operations

For the first quarter of fiscal year 2017, our rental operations had revenues of $1.3 million compared to $1.4 million in the same period of fiscal year 2016. The $0.1 million decrease in the first quarter of fiscal year 2017 is primarily due to terminating the leases on 100 acres of leased land in order to plant those acres with lemons.

Costs and expenses in our rental operations segment were $1.1 million in the first quarter of fiscal year 2017, compared to $0.9 million in the first quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter.

Real Estate Development

Our real estate development segment had no significant revenues in the first quarters of fiscal years 2017 and 2016.

Costs and expenses in our real estate development segment were $0.1 million in the first quarter of fiscal year 2017 compared to $1.4 million in the first quarter of fiscal year 2016.

Selling, general and administrative expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first quarter of fiscal year 2017 were $0.3 million higher than the first quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter.

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

Results of Operations for the Trailing Twelve Months ended January 31, 2017 and January 31, 2016

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Twelve months ended January 31,
Net revenues:	2017	2016
Agribusiness	$109,332,000	$91,808,000
Rental	5,518,000	5,394,000
Real estate development	44,000	85,000
Total net revenues	114,894,000	97,287,000
Costs and expenses:
Agribusiness	84,476,000	76,844,000
Rental	3,723,000	3,584,000
Real estate development	710,000	2,524,000
Selling, general and administrative	13,702,000	13,569,000
Total costs and expenses	102,611,000	96,521,000
Operating income	12,283,000	766,000
Other income (expense):
Interest expense, net	(1,624,000)	(355,000)
Equity in earnings of investments	594,000	272,000
Gain on sale of stock in Calavo Growers, Inc.	3,419,000	5,033,000
Gain on sale of conservation easement	995,000	-
Gain on sale of Wilson Ranch	-	935,000
Other income, net	425,000	529,000
Total other income	3,809,000	6,414,000
Income before income taxes	16,092,000	7,180,000
Income tax provision	(6,194,000)	(2,562,000)
Net income	$9,898,000	$4,618,000

Twelve Months Ended January 31, 2017 Compared to the Twelve Months Ended January 31, 2016

The following analysis should be read in conjunction with the previous section, “Results of Operations” and the same section included in our fiscal year 2016 Form 10-K.

•	Total revenues increased $17.6 million in the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016 primarily due to increased agribusiness revenues, particularly increased lemon and avocado sales.

•	Total costs and expenses increased $6.1 million in the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016 primarily due to increases in our agribusiness costs partially offset by decreased real estate development expenses. The increase in agribusiness costs are primarily due to increased lemon and avocado volume. The decrease in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering a joint venture in November 2015 to develop our East Area I real estate development project. No such costs were incurred in the twelve months ended January 31, 2017.

•	Total other income decreased $2.6 million in the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016 primarily due to $1.3 million increase in net interest expense and $1.6 million decrease in gain on the sale of stock in Calavo partially offset by $0.3 million increase in equity in earnings from investments.

•	Income tax provision increased $3.6 million in the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016 primarily due to a $8.9 million increase in income before income taxes.

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

Cash Flows from Operating Activities

For the first quarters of fiscal years 2017 and 2016, net cash used in operating activities was $4.3 million and $5.4 million, respectively. The significant components of our cash flows used in operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net loss for the first quarter of fiscal year 2017 was $2.1 million compared to $3.9 million for the first quarter of fiscal year 2016. The decrease in loss of $1.8 million in the first quarter of fiscal year 2017 was primarily attributable to a decrease in operating loss of $3.1 million offset by $0.9 million decrease in income tax benefit.

•	Depreciation and amortization increased $0.4 million in the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

•	Loss on disposal of fixed assets of $0.1 million in the first quarter of fiscal year 2017 was primarily the result of expenses incurred from orchard disposals related to real estate development and our on-going orchard redevelopment plans.

•	Non-cash stock compensation expense was $0.6 million and $0.4 million in the first quarter of fiscal years 2017 and 2016, respectively, and was primarily comprised of vesting and expense recognition of 2014, 2015, 2016 and 2017 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Accounts receivable, net balance at January 31, 2017 was $8.8 million compared to $9.3 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $0.5 million for the first quarter of fiscal year 2017. Accounts receivable, net balance was $8.8 million at January 31, 2016 compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.4 million for the first quarter of fiscal year 2016. The increase in operating cash flows in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.2 million in operating cash flows in the three months ended January 31, 2017 compared to providing $2.3 million in operating cash flows during the same period of fiscal year 2016. This decrease was primarily due to an initial lower amount of capitalized cultural costs carried at the beginning of fiscal year 2017 and the related increase in amortization of such costs during the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016.

•	Income taxes receivable balance at January 31, 2017 was $4.0 million compared to $2.8 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of $1.2 million for the first quarter of fiscal year 2017. Income taxes receivable balance at January 31, 2016 was $2.0 million compared to zero at October 31, 2015 resulting in a corresponding decrease in operating cash flows of $2.0 million for the first quarter of fiscal year 2016.

•	Accounts payable and growers payable used $2.3 million of cash from operating activities in the three months ended January 31, 2017 compared to providing $0.2 million in the same period of fiscal year 2016. The $2.3 million of cash used in the first quarter of fiscal year 2017 was primarily the result of a $1.7 million decrease in accounts payable and growers payable, $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company. The $0.2 million of cash provided in the first quarter of fiscal year 2016 was primarily the result of a $0.8 million increase in accounts payable and growers payable offset by $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company.

•	Accrued liabilities used $2.9 million in operating cash flows in the first quarter of fiscal year 2017 compared to $1.8 million in the same period of fiscal year 2016. The $2.9 million of operating cash flows used in the first quarter of fiscal year 2017 were primarily comprised of payments for incentive compensation, property taxes and lemon suppliers. The $1.8 million of operating cash flows used in the first quarter of fiscal year 2016 were primarily comprised of payments for incentive compensation, lease expense and lemon suppliers.

•	Other long-term liabilities use of operating cash flows in the first quarter of fiscal year 2017 represented $0.3 million of pension contributions offset by $0.3 million of non-cash pension expense. The $0.2 million of operating cash flows provided in the first quarter of fiscal year 2016 represented non-cash pension expense.

Cash Flows from Investing Activities

For the three months ended January 31, 2017, net cash used in investing activities was $6.8 million compared to $3.0 million for the same period in fiscal year 2016. Net cash used in investing activities is primarily comprised of capital expenditures and other investing activities.

Capital expenditures were $2.3 million in the first quarter of fiscal year 2017, comprised of $2.1 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects. Additionally, in the first quarter of fiscal year 2017, we contributed $4.5 million to our joint venture for the development of our East Area I real estate development project.

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

Cash Flows from Financing Activities

For the three months ended January 31, 2017, net cash provided by financing activities was $11.2 million compared to $8.3 million for the same period in fiscal year 2016.

The $11.2 million of net cash provided by financing activities in the first quarter of fiscal year 2017 is primarily comprised of net borrowings of long-term debt in the amount of $12.4 million partially offset by common and preferred dividends, in aggregate, of $0.9 million. The $8.3 million of net cash provided by financing activities in the first quarter of fiscal year 2016 is primarily comprised of net borrowings of long-term debt in the amount of $9.4 million partially offset by common and preferred dividends, in aggregate, of $0.9 million.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have four Farm Credit West Term Loans and a Wells Fargo Term Loan. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans and the Wells Fargo Term Loan can be found in the notes to the consolidated financial statements included in this Form 10-Q.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2017. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Rabobank Revolving Credit Facility

As of January 31, 2017, our outstanding borrowings under the Rabobank Credit Facility were $72.7 million and we had $27.3 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one-month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.57% at January 31, 2017. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at January 31, 2017.

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

Farm Credit West Term Loans

As of January 31, 2017, we had an aggregate of approximately $21.8 million outstanding under the Farm Credit West Term Loans. The following provides further discussion on the term loans and non-revolving credit facility:

•	Term Loan Maturing November 2022. As of January 31, 2017, we had $3.6 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.20% at January 31, 2017. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2017, our wholly-owned subsidiary, Windfall Investors, LLC (“Windfall”), had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 3.20% at January 31, 2017. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of January 31, 2017, we had $9.7 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This term loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of January 31, 2017, we had $7.3 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This term loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

The Farm Credit West Term Loans contain various conditions, covenants and requirements with which our Company and Windfall must comply. In addition, our Company and Windfall are subject to limitations on, among other things, selling, abandoning or ceasing business operations; merging or consolidating with a third-party; disposing of a substantial portion of assets by sale, transfer, gifts or lease except for inventory sales in the ordinary course of business; obtaining credit or loans from other lenders other than trade credit customary in the business; becoming a guarantor or surety on or otherwise liable for the debts or obligations of a third-party; and mortgaging, pledging, leasing for over a year, or otherwise making or allowing the filing of a lien on any collateral.

Wells Fargo Equipment Financing

As of January 31, 2017, we had $8.7 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2016.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At January 31, 2017, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $103.2 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Form 10-Q.

The remaining $63.2 million in debt bears interest at fixed and variable rates, ranging from 2.57% to 4.70% at January 31, 2017.

Contractual Obligations

The following table presents our Company’s contractual obligations at January 31, 2017 for which cash flows are fixed and determinable:

	Payments due by Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$65,747,000	$1,916,000	$44,056,000	$4,373,000	$15,402,000
Variable rate debt (principal)	37,488,000	597,000	33,970,000	1,331,000	1,590,000
Operating lease obligations	6,048,000	1,320,000	1,568,000	942,000	2,218,000
Total contractual obligations	$109,283,000	$3,833,000	$79,594,000	$6,646,000	$19,210,000

Interest payments on fixed and variable rate debt	$17,853,000	$3,830,000	$7,474,000	$1,684,000	$4,865,000

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2017. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the consolidated financial statements included in this Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at January 31, 2017.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 28,285 are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.2 million annually.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”), all of which remain outstanding. The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and total $0.4 million annually.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $0.4 million, and $0.5 million for fiscal years 2016, 2015 and 2014, respectively and we plan to contribute approximately $0.7 million to the Plan in fiscal year 2017.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years, we have an option to purchase the array for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years, we have the option to purchase the array for $1.3 million.

We lease approximately 80 acres of lemons in Lindsay, California at a base rent of $500 per acre plus 50% of the operating profit of the leased acreage as defined in the lease. The lease expires December 2021 and includes four five-year renewal options. Estimated aggregate lease expense is approximately $0.1 million per year.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two years of the project, and we funded $4.5 million in the first quarter of fiscal year 2017 and $2.3 million in fiscal year 2016. The Joint Venture partners may be required to provide loans guarantees for project loans.

Off-Balance Sheet Arrangements

As discussed above and in Note 7 – Real Estate Development and Note 8 – Equity Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2016 Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

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

Agribusiness revenue – Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packinghouse. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery has not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $263,000, $114,000 and $115,000 in fiscal years 2016, 2015 and 2014, respectively.

Our avocados, a portion of our oranges and specialty citrus and our other crops are packed and sold by Calavo and other third-party packinghouses. Specifically, we deliver all of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to a portion of our oranges and specialty citrus and our other crops are similar to our arrangement with Calavo. Beginning in fiscal year 2017, we began selling a substantial portion our oranges and specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons.

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

Rental revenue – Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by us and are based on fees collected by the lessee. Our rental arrangements generally require payment on a monthly or quarterly basis.

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

Impairment of long-lived assets – We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

Defined benefit retirement plan – As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2016, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as adjusted MP-2016, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2016, the assumed discount rate used to measure the pension obligation decreased from 4.1% to 3.6% as a result of changes in market interest rates. The Company used the latest mortality tables released by the SOA through October 2016 to measure its pension obligation as of October 31, 2016 and combined with the decrease in the assumed discount rate and other demographic assumptions, its pension obligation increased by approximately $1.3 million as of October 31, 2016 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risk factors and uncertainties associated with our business have not changed materially from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as filed with the SEC on January 10, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2017, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2016 through November 30, 2016	-	-	-	-
December 1, 2016 through December 31, 2016	14,773	$19.90	-	-
January 1, 2017 through January 31, 2017	-	-	-	-
Total	14,773		-	-

(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2)  No Company repurchase program in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.7.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.7.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

3.7.3	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2017 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement, dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declare effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-34755))

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

March 13, 2017	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 13, 2017	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)