Form 10-Q
period 2017-04-30
Limoneira CO
filed 2017-06-08
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 31, 2017, there were 14,405,031 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	April 30, 2017	October 31, 2016
Assets
Current assets:
Cash	$228,000	$38,000
Accounts receivable, net	14,804,000	9,298,000
Cultural costs	1,793,000	3,844,000
Prepaid expenses and other current assets	3,287,000	2,509,000
Income taxes receivable	-	2,810,000
Total current assets	20,112,000	18,499,000

Property, plant and equipment, net	184,595,000	177,096,000
Real estate development	80,728,000	77,136,000
Equity in investments	11,282,000	6,254,000
Investment in Calavo Growers, Inc.	19,680,000	17,745,000
Other assets	10,742,000	8,718,000
Total Assets	$327,139,000	$305,448,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,071,000	$5,555,000
Growers payable	7,278,000	8,577,000
Accrued liabilities	3,994 ,000	6,421,000
Fair value of derivative instrument	504,000	690,000
Current portion of long-term debt	2,814,000	2,508,000
Total current liabilities	21,661,000	23,751,000
Long-term liabilities:
Long-term debt, less current portion	105,507,000	88,164,000
Deferred income taxes	27,186,000	25,328,000
Other long-term liabilities	5,378,000	6,127,000
Sale-leaseback deferral	26,329,000	23,349,000
Total liabilities	186,061,000	166,719,000
Commitments and contingencies	-	-
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 17,832 and 29,000 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively) (8.75% coupon rate)	1,783,000	2,900,000
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2017 and October 31, 2016) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2017 and October 31, 2016)	-	-
Common Stock – $.01 par value (39,000,000 shares authorized: 14,367,006 and 14,178,226 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively)	144,000	142,000
Additional paid-in capital	93,542,000	91,841,000
Retained earnings	31,398,000	31,812,000
Accumulated other comprehensive income	4,243,000	2,703,000
Noncontrolling interest	637,000	-
Total stockholders’ equity	129,964,000	126,498,000
Total Liabilities and Stockholders’ Equity	$327,139,000	$305,448,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Net revenues:
Agribusiness	$35,417,000	$25,946,000	$62,186,000	$49,513,000
Rental operations	1,476,000	1,411,000	2,799,000	2,819,000
Real estate development	-	8,000	-	20,000
Total net revenues	36,893,000	27,365,000	64,985,000	52,352,000
Costs and expenses:
Agribusiness	26,455,000	21,238,000	52,799,000	46,710,000
Rental operations	950,000	873,000	2,005,000	1,822,000
Real estate development	40,000	195,000	125,000	1,631,000
Impairments of real estate development assets	120,000	-	120,000	-
Selling, general and administrative	3,116,000	2,844,000	6,963,000	6,308,000
Total costs and expenses	30,681,000	25,150,000	62,012,000	56,471,000
Operating income (loss)	6,212,000	2,215,000	2,973,000	(4,119,000)
Other income (expense):
Interest expense, net	(417,000)	(344,000)	(851,000)	(563,000)
Equity in losses of investments	(141,000)	(143,000)	(67,000)	(29,000)
Other income (expense), net	40,000	56,000	327,000	416,000
Total other expense	(518,000)	(431,000)	(591,000)	(176,000)

Income (loss) before income tax (provision) benefit	5,694,000	1,784,000	2,382,000	(4,295,000)

Income tax (provision) benefit	(2,158,000)	(562,000)	(918,000)	1,605,000
Net income (loss)	3,536,000	1,222,000	1,464,000	(2,690,000)
Net loss attributable to noncontrolling interest	4,000	-	4,000	-
Net income (loss) applicable to Limoneira Company	3,540,000	1,222,000	1,468,000	(2,690,000)
Preferred dividends	(155,000)	(157,000)	(310,000)	(315,000)
Net income (loss) applicable to common stock	$3,385,000	$1,065,000	$1,158,000	$(3,005,000)

Basic net income (loss) per common share	$0.24	$0.08	$0.08	$(0.21)

Diluted net income (loss) per common share	$0.24	$0.08	$0.08	$(0.21)

Dividends per common share	$0.06	$0.05	$0.11	$0.10

Weighted-average common shares outstanding-basic	14,269,000	14,174,000	14,236,000	14,159,000
Weighted-average common shares outstanding-diluted	14,719,000	14,174,000	14,236,000	14,159,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016

Net income (loss)	$3,536,000	$1,222,000	$1,464,000	$(2,690,000)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(226,000)	-	(226,000)	-
Minimum pension liability adjustment	126,000	113,000	252,000	226,000
Unrealized holding gains on security available-for-sale	1,870,000	1,184,000	1,173,000	1,260,000
Unrealized gains from derivative instrument	138,000	96,000	341,000	97,000
Total other comprehensive income, net of tax	1,908,000	1,393,000	1,540,000	1,583,000
Comprehensive income (loss)	5,444,000	2,615,000	3,004,000	(1,107,000)
Net loss attributable to noncontrolling interest	4,000	-	4,000	-
Comprehensive income (loss) – Limoneira Company	$5,448,000	$2,615,000	$3,008,000	$(1,107,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Six months ended April 30,
	2017	2016
Operating activities
Net income (loss)	$1,464,000	$(2,690,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,191,000	2,413,000
Impairments of real estate development assets	120,000
Loss on disposals of assets	215,000	30,000
Stock compensation expense	880,000	513,000
Equity in losses of investments	67,000	29,000
Cash distributions from equity investments	134,000	-
Accrued interest on note receivable	(12,000)	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,408,000)	(4,584,000)
Cultural costs	2,498,000	2,496,000
Prepaid expenses and other current assets	(524,000)	(541,000)
Income taxes receivable	2,810,000	(1,453,000)
Other assets	136,000	258,000
Accounts payable and growers payable	(627,000)	(577,000)
Accrued liabilities	(2,440,000)	(1,940,000)
Other long-term liabilities	43,000	189,000
Net cash provided by (used in) operating activities	2,547,000	(5,867,000)

Investing activities
Capital expenditures	(5,676,000)	(9,936,000)
Proceeds from sale of LLC Interest	-	18,000,000
Business combination	(5,800,000)	-
Agricultural property acquisition	-	(15,098,000)
Equity investment contributions	(4,450,000)	(450,000)
Investments in mutual water companies	(29,000)	(13,000)
Net cash used in investing activities	(15,955,000)	(7,497,000)

Financing activities
Borrowings of long-term debt	66,866,000	104,254,000
Repayments of long-term debt	(51,094,000)	(88,918,000)
Dividends paid – common	(1,570,000)	(1,416,000)
Dividends paid – preferred	(310,000)	(315,000)
Exchange of common stock	(294,000)	(190,000)
Payments of debt financing costs	-	(44,000)
Net cash provided by financing activities	13,598,000	13,371,000
Net increase in cash	190,000	7,000
Cash at beginning of period	38,000	39,000
Cash at end of period	$228,000	$46,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six months ended April 30,
	2017	2016
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,102,000	$692,000
Cash paid during the period for income taxes, net of (refunds)	$(1,900,000)	$5,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(1,935,000)	$(2,074,000)
Increase in real estate development and sale-leaseback deferral	$2,980,000	$1,591,000
Settlement of lease obligation related to agriculture property acquisition	$-	$(739,000)
Capital expenditures accrued but not paid at period-end	$424,000	$137,000
Accrued interest on note receivable	$12,000	$10,000
Accrued contribution obligation of investment in water company	$315,000	$270,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

In April 2017, 10,453 shares of Series B convertible preferred stock were converted into 130,662 shares of common stock.

In November 2016, 715 shares of Series B convertible preferred stock were converted into 8,937 shares of common stock.

In April 2016, 500 shares of Series B convertible preferred stock were converted into 6,250 shares of common stock.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. for a purchase price of $5,800,000 in cash as further described in Note 3 - Acquisitions.

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

The unaudited interim consolidated financial statements for the three months and six months ended April 30, 2017 and 2016 and balance sheet as of April 30, 2017 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2017 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2017 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2016 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC and Fruticola Pan de Azucar S.A. (“PDA”), in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board – Accounting Standards Code (“FASB ASC”) 810, Consolidations and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Foreign Currency Translation

PDA’s functional currency is the Chilean Peso. Its balance sheet is translated to U.S. dollars at exchange rates in effect at the balance sheet date and its income statement is translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Recent Accounting Pronouncements

Financial Accounting Standards Board – Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

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

FASB Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.

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

FASB Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

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

The amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company’s early adoption of this ASU on November 1, 2016 resulted in a cumulative effect provision of $21,000 recognized in the current period tax provision. The Company has also elected to account for forfeitures as they occur using the modified retrospective approach. In addition, the Company is now required to present excess tax benefits (provisions) as operating activity (combined with other income tax cash flows) on the statements of cash flows rather than as financing activity and has elected to adopt this change prospectively.

FASB Accounting Standards Update No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requires public business entities to use the exit price notion when measuring the fair value of financial

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

instruments for disclosure purposes. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables). Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost.

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

3. Acquisitions

Business Combination

On February 24, 2017 (the “Acquisition Date”), the Company completed the acquisition of 90% of the outstanding stock of PDA, a privately owned Chilean corporation, for $5,800,000 in cash (the “Acquisition”). PDA also had approximately $1,700,000 in long-term debt on the Acquisition Date, which was assumed by the Company in the Acquisition. A holdback of 10% of the purchase proceeds to be paid to the seller was withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of $9,504,000 on the Acquisition Date included a 13% equity interest in Rosales S.A. (“Rosales”) in which the Company owns a 35% equity investment. After the Acquisition, the Company owns 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1,900,000 in sales for the year ended December 31, 2016. Transactions costs incurred in connection with the Acquisition in the six months ended April 30, 2017 were approximately $57,000, which are included in selling, general and administrative expense.

Below is a summary of the preliminary fair value of the net assets acquired on the Acquisition Date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures. Finalizing the fair value summary is subject to certain potential purchase price adjustments as defined in the purchase agreement.

Cultural costs	$473,000
Other current assets	166,000
Land and land improvements	2,748,000
Buildings and equipment	206,000
Orchards	2,876,000
Investment in Rosales	828,000
Water rights	1,120,000
Deposit for land purchase	645,000
Goodwill	442,000
Total assets acquired	9,504,000

Current liabilities	(327,000)
Current and long-term debt	(1,759,000)
Deferred income taxes	(974,000)
Noncontrolling interest	(644,000)
Net cash paid	$5,800,000

Revenue of $223,000 and net loss of $43,000 of PDA are included in the Company’s consolidated statement of operations from the Acquisition Date to the period ended April 30, 2017.

The unaudited, pro forma consolidated statement of operations as if PDA had been included in the consolidated results of the Company for the entire six months ended April 30, 2017 results in revenue of $65,596,000 and net income of $1,569,000.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Acquisitions (continued)

Agriculture Property Acquisition

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase.

Additionally, the Company incurred $111,000 of transaction costs that were capitalized as a component of land value. The purchase price includes the settlement of the balance of the lease obligation as of the closing of the acquisition in the amount of $739,000.

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2017 and October 31, 2016, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

April 30, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$19,680,000	$–	$–	$19,680,000
Liabilities at fair value:
Derivative	$–	$589,000	$–	$589,000

October 31, 2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$17,745,000	$–	$–	$17,745,000
Liabilities at fair value:
Derivative	$–	$1,151,000	$–	$1,151,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2017 and October 31, 2016 was $65.60 and $59.15 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2017 and October 31, 2016 the allowances totaled $670,000 and $357,000, respectively.

6. Concentrations

Lemons procured from third-party growers were 39% of lemon supply in the three months ended April 30, 2017. Lemons procured from third-party growers were 45% of lemon supply in the six months ended April 30, 2017, of which one third-party grower was 12% of lemon supply. The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	April 30, 2017	October 31, 2016

Prepaid insurance	$696,000	$633,000
Prepaid supplies	1,097,000	879,000
Lemon supplier advances	-	41,000
Deposits	19,000	61,000
Deferred lease expense, water assessments and other	1,475,000	895,000
	$3,287,000	$2,509,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	April 30, 2017	October 31, 2016
East Areas I and II	$69,809,000	$66,097,000
Templeton Santa Barbara, LLC	10,919,000	11,039,000
	$80,728,000	$77,136,000

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2017 and 2016, the Company capitalized $1,516,000 and $829,000, respectively, of costs related to these real estate development projects. During the six months ended April 30, 2017 and 2016, the Company capitalized $3,712,000 and $4,279,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of zero and $4,000 in the three-months ended April 30, 2017 and 2016, respectively and $37,000 and $1,155,000 in the six months ended April 30, 2017 and 2016, respectively.

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

East Areas I and II (continued)

$18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area I.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended April 30, 2017 and 2016, the Company recorded $1,147,000 and $477,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. During the six months ended April 30, 2017 and 2016, the Company recorded $2,980,000 and $1,591,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $250,000 by the Joint Venture on February 1, 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $8,000 and $3,000 in the six months ended April 30, 2017 and 2016, respectively.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of zero and $450,000 to the LLC in the three months ended April 30, 2017 and

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Real Estate Development Assets (continued)

East Areas I and II (continued)

2016, respectively and $4,450,000 and $450,000 in the six months ended April 30, 2017 and 2016, respectively. Additionally, the Company recorded an equity loss of $54,000 in the six months ended April 30, 2017 related to the Joint Venture.

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

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at April 30, 2017 and October 31, 2016 were $2,983,000, $3,250,000 and $4,686,000, respectively. These projects were idle during the six months ended April 30, 2017 and 2016 and, as such, no costs were capitalized. Additionally, in relation to these parcels, the Company incurred expenses of $41,000 and $40,000 in the three months ended April 30, 2017 and 2016, respectively, and $88,000 and $83,000 in the six months ended April 30, 2017 and 2016, respectively.

On March 27, 2017, the Company entered into an agreement to sell its Centennial property for $3,200,000, which based on estimated transaction costs, will result in a gain of approximately $100,000. An estimated closing date of July 28, 2017 is contingent upon the buyer completing due diligence by July 14, 2017. In addition, the Company expects to accept an offer on its Pacific Crest property for a sales price of approximately $3,500,000, which after estimated transaction costs, is anticipated to result in a loss of approximately $120,000. Such loss has been recognized as an impairment in the second quarter of fiscal year 2017.  The transaction is subject to buyer due diligence and is expected to close on approximately October 31, 2017.

9. Equity in Investments

Equity in investments consist of the following:

	April 30, 2017	October 31, 2016

Limoneira Lewis Community Builders, LLC	$6,671,000	$2,275,000
Limco Del Mar, Ltd.	2,098,000	1,961,000
Rosales	1,991,000	1,496,000
Romney Property Partnership	522,000	522,000
	$11,282,000	$6,254,000

The Rosales equity investment includes the Company’s 35% interest acquired in fiscal year 2014 and an additional 12% interest acquired with the purchase of PDA as described in Note 3 - Acquisitions. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

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

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares for a total of $6,433,000, recognizing a gain of $5,033,000. In June and July 2016, the Company sold 60,000 shares for a total of $4,019,000, recognizing a gain of $3,419,000. These gains are included in other income in the consolidated financial statements of operations. The Company continues to own 300,000 shares of Calavo common stock.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Investment in Calavo Growers, Inc. (continued)

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $3,090,000 ($1,870,000 net of tax) and $1,951,000 ($1,184,000 net of tax), during the three months ended April 30, 2017 and 2016, respectively. The Company recorded unrealized holding gains of $1,935,000 ($1,173,000 net of tax) and $2,074,000 ($1,260,000 net of tax), during the six months ended April 30, 2017 and 2016, respectively.

11. Other Assets

Other assets consist of the following:

	April 30, 2017	October 31, 2016
Investments in mutual water companies	$4,671,000	$4,327,000
Acquired water and mineral rights	2,591,000	1,536,000
Deposit for land purchase	607,000	-
Deferred lease assets and other	558,000	930,000
Note receivable	624,000	612,000
Revolving funds and memberships	297,000	292,000
Acquired trade names and trademarks, net	298,000	341,000
Goodwill	1,096,000	680,000
	$10,742,000	$8,718,000

12. Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2017	October 31, 2016
Compensation	$1,747,000	$2,362,000
Income taxes	8,000	-
Property taxes	33,000	520,000
Interest	143,000	277,000
Deferred income and deposits	694,000	633,000
Lease expense	273,000	296,000
Lemon supplier payables	4,000	1,242,000
Other	1,092,000	1,091,000
	$3,994,000	$6,421,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Long-Term Debt

Long-term debt is comprised of the following:

	April 30, 2017	October 31, 2016
Rabobank revolving credit facility: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.98% at April 30, 2017, plus 1.80%. Interest is payable monthly and the principal is due in full in June 2018.	$76,736,000	$59,606,000

Farm Credit West term loan: the interest rate is variable and was 3.45% at April 30, 2017. The loan is payable in quarterly installments through November 2022.	3,429,000	3,701,000

Farm Credit West term loan: the interest rate is variable and was 3.45% at April 30, 2017. The loan is payable in monthly installments through October 2035.	1,189,000	1,213,000

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,665,000	9,822,000

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,218,000	7,349,000

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	8,393,000	9,152,000

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,835,000	-
Subtotal	108,465,000	90,843,000
Less deferred financing costs	144,000	171,000
Total long-term debt, net	108,321,000	90,672,000
Less current portion	2,814,000	2,508,000
Long-term debt, less current portion	$105,507,000	$88,164,000

The Rabobank revolving credit facility provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $100,000,000 at April 30, 2017.

On January 20, 2016, the Company entered into a $10,000,000 term loan with Wells Fargo Equipment Finance, Inc., which is secured by certain equipment associated with the Company’s new packing facilities. The loan includes a prepayment penalty of 2% of the unpaid balance for the first eighteen months, with no prepayment penalty thereafter.

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

The Banco de Chile term loan was assumed with the acquisition of PDA in February 2017. The interest rate is fixed at 6.48%. The loan is payable in eight annual interest and principal payments beginning January 2018. This loan is unsecured.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $409,000 and $497,000 during the three months ended April 30, 2017 and 2016, respectively, and

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Long-Term Debt (continued)

$873,000 and $1,004,000 during the six months ended April 30, 2017 and 2016, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

14. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	April 30, 2017	October 31, 2016	April 30, 2017	October 31, 2016
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$589,000	$1,151,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at April 30, 2017 and October 31, 2016.

15. Basic and Diluted Net Income (loss) per Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B-2 convertible preferred shares were included in the computation of diluted net income per common share for the three months ended April 30, 2017 because such shares were dilutive. The computation for basic net income (loss) per common share are as follows:

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Basic net income (loss) per common share:
Numerator: Net income (loss) applicable to common stock	$3,385,000	$1,065,000	$1,158,000	$(3,005,000)
Denominator: Weighted average common shares-basic	14,269,000	14,174,000	14,236,000	14,159,000
Basic net income (loss) per common share	$0.24	$0.08	$0.08	$(0.21)
Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$3,478,000	$1,065,000	$1,158,000	$(3,005,000)
Denominator: Weighted average common shares–basic	14,269,000	14,174,000	14,236,000	14,159,000
Effect of dilutive preferred stock	450,000	-	-	-
Weighted average common shares–diluted	14,719,000	14,174,000	14,236,000	14,159,000
Diluted net income (loss) per common share	$0.24	$0.08	$0.08	$(0.21)

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $180,000 and $183,000 of rental revenue from employees in the three months ended April 30, 2017 and 2016, respectively. The Company recorded $368,000 and $334,000 of rental revenue from employees in the six months ended April 30, 2017 and 2016, respectively. There were no rental payments due from employees at April 30, 2017 and October 31, 2016.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $80,000 and $89,000 in the three months ended April 30, 2017 and 2016, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $718,000 and $742,000 in the six months ended April 30, 2017 and 2016, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $341,000 and $131,000 at April 30, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $409,000 and $434,000 from the association in the three months ended April 30, 2017 and 2016, respectively. The Company purchased services and supplies of $981,000 and $890,000 from the association in the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $6,000 and $87,000 at April 30, 2017 and October 31, 2016, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $270,000 and $288,000 in the six months ended April 30, 2017 and 2016, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $2,029,000 and $1,186,000 of avocado sales to Calavo for the three months ended April 30, 2017 and 2016, respectively. The Company had $2,029,000 and $1,188,000 of avocado sales to Calavo for the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $952,000 and zero receivable by the Company from Calavo at April 30, 2017 and October 31, 2016, respectively. Additionally, the Company leases office space to Calavo and received rental income of $71,000 and $70,000 in the three months ended April 30, 2017 and 2016, respectively, and $142,000 and $138,000 in the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended April 30, 2017 and 2016, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $701,000 and $573,000, respectively. During the six months ended April 30, 2017 and 2016, the aggregate amount was $976,000 and $628,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $831,000 and $877,000 at April 30, 2017 and October 31, 2016, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $12,000 of lease expense related to these leases in each of the six-month periods ended April 30, 2017 and 2016.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $24,000 and $15,000 to the Company during the three months ended April 30, 2017 and 2016, respectively. The Company received services from this law firm of $41,000 and $15,000 during the six months ended April 30, 2017 and 2016, respectively. The Company incurred lease and farming expenses of $68,000 and $75,000 in the three months ended April 30, 2017 and 2016, respectively, and $96,000 and $119,000 in the six months ended April 30, 2017 and 2016, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Related-Party Transactions (continued)

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $43,000 and $25,000 at April 30, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of $68,000 and $304,000 for the three months ended April 30, 2017 and 2016, respectively. The Company paid harvest costs to CRG of $2,825,000 and $2,888,000 for the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amount of zero and $45,000 in the three months ended April 30, 2017 and 2016, respectively. Associated provided harvest management and administrative services to CRG in the amount of $303,000 and $274,000 in the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $181,000 due to Associated from CRG at April 30, 2017 and October 31, 2016, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the three months ended April 30, 2017 and 2016 the Company recorded revenues of zero and $51,000, respectively. In relation to this program, during the six months ended April 30, 2017 and 2016 the Company recorded revenues of $34,000 and $101,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $52,000 and $53,000 from YMIDD during the three months ended April 30, 2017 and 2016, respectively. The Company purchased water in the amounts of $67,000 and $70,000 from YMIDD during the six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at April 30, 2017 and October 31, 2016.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $35,000 and $36,000 in the three months ended April 30, 2017 and 2016 and $69,000 and $67,000 in the six months ended April 30, 2017 and 2016, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $662,000 and $342,000 in the three and six months ended April 30, 2017 and 2016, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. Fruit proceeds due to Del Mar were $460,000 and $791,000 at April 30, 2017 and October 31, 2016, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended April 30, 2017 and 2016, the Company received no cash distributions and recorded equity in losses of this investment of $46,000 and $34,000, respectively. In the six months ended April 30, 2017 and 2016, the Company received no cash distributions and recorded equity in earnings of this investment of $137,000 and $141,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $362,000 and $53,000 of lemon sales to Rosales in the three months ended April 30, 2017 and 2016, respectively. The Company recognized $610,000 and $53,000 of lemon sales to Rosales in the six months ended April 30, 2017 and 2016, respectively. Additionally, PDA recognized $223,000 of lemon sales to Rosales from the Acquisition Date to the period ended April 30, 2017. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $210,000 and zero at April 30, 2017 and October 31, 2016, respectively. The Company recorded equity in losses of this investment of $43,000 and $56,000 in the three months ended April 30, 2017 and 2016, respectively and amortization of fair value basis differences of $52,000 in each of the three months ended April 30, 2017 and 2016, respectively. The Company recorded equity in losses of this investment of $46,000 and $66,000 in the six months ended April 30, 2017 and 2016, respectively and amortization of fair value basis

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Related-Party Transactions (continued)

differences of $104,000 in each of the six months ended April 30, 2017 and 2016, respectively. The Company received cash distributions from this equity investment of $134,000 and zero in the six months ended April 30, 2017 and 2016, respectively.

17. Income Taxes

The Company’s estimated effective tax rate for the six months ended April 30, 2017 is approximately 38.5%, inclusive of certain discrete items. The Company has no uncertain tax positions as of April 30, 2017.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2017.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 and $125,000 during the three months ended April 30, 2017 and 2016 and $425,000 and $125,000 during the six months ended April 30, 2017 and 2016, respectively.

The net periodic pension costs for the Plan for the three months ended April 30 were as follows:

	2017	2016
Administrative expenses	$76,000	$31,000
Interest cost	194,000	209,000
Expected return on plan assets	(263,000)	(269,000)
Prior service cost	11,000	-
Recognized actuarial loss	208,000	186,000
Net periodic benefit cost	$226,000	$157,000

The net periodic pension costs for the Plan for the six months ended April 30 were as follows:

	2017	2016

Administrative expenses	$152,000	$62,000
Interest cost	388,000	418,000
Expected return on plan assets	(526,000)	(538,000)
Prior service cost	22,000	-
Recognized actuarial loss	416,000	372,000
Net periodic pension cost	$452,000	$314,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

19. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	April 30, 2017	October 31, 2016

Minimum pension liability	$5,230,000	$5,619,000
Fair value of derivative instrument	85,000	461,000
Deferred gain and other	63,000	47,000
	$5,378,000	$6,127,000

20. Contingencies

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

Redemption: The Company, at the option of the Board of Directors, may redeem the Series B Stock, as a whole or in part, at any time or from time to time on or after August 1, 2017 and before July 31, 2027, at a redemption price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for redemption. Redemption by the Company of a portion of the Series B Stock totaling 14,790 shares is subject to certain conditions agreed upon between the Company and the holders of this portion of the Series B Stock.

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

Put: The holders of Series B Stock may at any time after July 1, 2017 and before June 31, 2027 cause the Company to repurchase such shares at a repurchase price equal to the par value thereof, plus accrued and unpaid dividends thereon to the date fixed for repurchase. The put features of a portion of the Series B Stock totaling 14,790 shares are subject to certain conditions agreed upon between the Company and the holders of this portion of the Series B Stock.

Because the Series B Stock may be redeemed by holders of the shares at their discretion beginning July 1, 2017, the redemption is outside of the control the Company and accordingly, the Series B Stock has been classified as temporary equity.

In May 2017, 3,042 shares of Series B preferred stock were converted into 38,025 shares of common stock.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

21. Series B and Series B-2 Preferred Stock (continued)

Series B Convertible Preferred Stock (continued)

In April 2017, 10,453 shares of Series B preferred stock were converted into 130,662 shares of common stock.

In November 2016, 715 shares of Series B preferred stock were converted into 8,937 shares of common stock.

In April 2016, 500 shares of Series B preferred stock were converted into 6,250 shares of common stock.

In September 2015, 500 shares of Series B preferred stock were converted into 6,250 shares of common stock.

Series B-2 Convertible Preferred Stock

During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, the Company issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100.00 per share (the “Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), an entity affiliated with WAM for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series B-2 Preferred Stock has the following rights, preferences, privileges, and restrictions:

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

22. Stock-based Compensation

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

In December 2016, 44,998 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $896,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest.  In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance recognized over the next two years as the shares vested.

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below:

		Three Months Ended April 30,		Six Months Ended April 30,
Performance Year	Shares Granted	2017	2016	2017	2016
2014	42,085	$-	$88,000	$-	$176,000
2015	27,424	36,000	32,000	72,000	64,000
2016	44,998	64,000	-	128,000	-
2017	-	193,000	-	357,000	-
		$293,000	$120,000	$557,000	$240,000

During the three months ended January 31, 2017 and 2016 members of management exchanged 14,773 and 12,433 shares, respectively of common stock with fair value of $294,000 and $190,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2017 and 2016, 18,956 and 21,905 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $323,000 and $273,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2017 and 2016, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information

The Company operates in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes lemons sales farming, harvesting and lemon packing. The other agribusiness segment includes sales, farming and harvesting of avocados, oranges and specialty citrus. The lemon operations and other agribusiness segments are seasonal in nature and interim results should not be taken as indicative of the estimated results for a full fiscal year. The rental operations segment includes residential and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

In October 2016, the Company repurposed Windfall from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment concurrent with the first harvest of wine grapes in October 2016. Windfall has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.  Operating loss of $143,000 and $372,000 associated with Windfall are included in the real estate development segment operating loss for the three and six months ended April 30, 2016, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

Segment information for the three months ended April 30, 2017 and 2016:

	Three months ended April 30,
	2017	2016
Lemon operations:
Revenues	$26,170,000	$20,778,000
Costs and expenses	18,778,000	16,474,000
Operating income	7,392,000	4,304,000

Other agribusiness:
Revenues	9,247,000	5,168,000
Costs and expenses	6,306,000	3,750,000
Operating income	2,941,000	1,418,000

Lemon and other agribusiness depreciation and amortization	1,371,000	1,014,000
Total agribusiness operating income	8,962,000	4,708,000

Rental operations:
Revenues	1,476,000	1,411,000
Costs and expenses	763,000	686,000
Depreciation and amortization	187,000	187,000
Operating income	526,000	538,000

Real estate development:
Revenues	-	8,000
Costs and expenses	160,000	180,000
Depreciation and amortization	-	15,000
Operating loss	(160,000)	(187,000)

Selling, general and administrative expenses	(3,116,000)	(2,844,000)
Total operating income	$6,212,000	$2,215,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

The following table sets forth revenues by category, by segment for three months ended April 30, 2017 and 2016:

	Three months ended April 30,
	2017	2016

Lemon operations revenues	$26,170,000	$20,778,000

Avocados	2,029,000	1,186,000
Navel and Valencia oranges	4,918,000	2,644,000
Specialty citrus and other crops	2,300,000	1,338,000
Other agribusiness revenues	9,247,000	5,168,000
Agribusiness revenues	35,417,000	25,946,000

Residential and commercial rentals	888,000	886,000
Leased land	371,000	454,000
Organic recycling and other	217,000	71,000
Rental operations revenues	1,476,000	1,411,000

Real estate development revenues	-	8,000
Total revenues	$36,893,000	$27,365,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

Segment information for the six months ended April 30, 2017 and 2016:

	Six months ended April 30,
	2017	2016
Lemon operations:
Revenues	$52,159,000	$42,643,000
Costs and expenses	40,599,000	38,105,000
Operating income	11,560,000	4,538,000

Other agribusiness:
Revenues	10,027,000	6,870,000
Costs and expenses	9,494,000	6,704,000
Operating income	533,000	166,000

Lemon and other agribusiness depreciation and amortization	2,706,000	1,901,000
Total agribusiness operating income	9,387,000	2,803,000

Rental operations:
Revenues	2,799,000	2,819,000
Costs and expenses	1,629,000	1,464,000
Depreciation and amortization	376,000	358,000
Operating income	794,000	997,000

Real estate development:
Revenues	-	20,000
Costs and expenses	245,000	1,601,000
Depreciation and amortization	-	30,000
Operating loss	(245,000)	(1,611,000)

Selling, general and administrative expenses	(6,963,000)	(6,308,000)
Total operating income (loss)	$2,973,000	$(4,119,000)

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

The following table sets forth revenues by category, by segment for six months ended April 30, 2017 and 2016:

	Six months ended April 30,
	2017	2016

Lemon operations revenues	$52,159,000	$42,643,000

Avocados	2,029,000	1,188,000
Navel and Valencia oranges	5,421,000	3,685,000
Specialty citrus and other crops	2,577,000	1,997,000
Other agribusiness revenues	10,027,000	6,870,000
Agribusiness revenues	62,186,000	49,513,000

Residential and commercial rentals	1,782,000	1,752,000
Leased land	742,000	945,000
Organic recycling and other	275,000	122,000
Rental operations revenues	2,799,000	2,819,000

Real estate development revenues	-	20,000
Total revenues	$64,985,000	$52,352,000

24. Subsequent Events

The Company has evaluated events subsequent to April 30, 2017 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We also have agricultural operations in Yuma, Arizona, through our subsidiary, Associated Citrus Packers Inc. (“Associated”). We have a 47% interest in Rosales S.A., a citrus packing, marketing and sales business and a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard, both located near La Serena, Chile.

We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 11,200 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare, San Bernardino, and San Luis Obispo Counties in California and in Yuma County in Arizona, which plantings consist of approximately 4,600 acres of lemons, 1,000 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops.  With the acquisition of PDA, we have approximately 200 acres of lemons and orange plantings in Chile. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow as well as lemons grown by others.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and we use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water for our PDA farming operations in La Serena, Chile.

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

Business Division Summary

We have three business divisions: agribusiness, rental operations, and real estate development. The agribusiness division is comprised of two reportable segments, lemon operations and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our four reportable segments, lemon operations, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

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

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the six months ended April 30, 2017, lemon sales were comprised of approximately 67% in domestic and Canadian sales, 28% in sales to domestic exporters and 5% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts; our olives are sold to a processor and marketer of olives; and our wine grapes are sold to various wine producers.

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

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal year 2016 and represented 1% of our consolidated revenues in fiscal years 2015 and 2014. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

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

California has historically experienced periods of below average precipitation. Recent precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water is expected to be provided to San Joaquin Valley farmers this year compared to 75% in 2016 and zero in 2015 and 2014.

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

We use a combination of ground water provided by wells and water from various local water and irrigation districts in Tulare County, California that is in the agriculturally productive San Joaquin Valley.

We use ground water provided by wells that derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardine, California.

Our Windfall Investors, LLC (“Windfall”) property located in San Luis Obispo County, California, obtains water from wells deriving water from the Paso Robles Basin.

Our Associated farming operations in Yuma, Arizona sources water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

We use ground water provided by wells for our PDA farming operations in La Serena, Chile.

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. We expect to receive $100.0 million from the Joint Venture over the estimated 7- to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 million to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $2.3 million in fiscal year 2016 and an additional $4.5 million in the first quarter of fiscal year 2017. The Joint Venture is planning approximately 632 units in Phase 1 of the project. We are currently engaged in tree removal and other site preparation activities. Our current plans indicate that grading should begin during the summer of 2017, Phase 1 site improvements during the fall of 2017 and initial lot sales are anticipated to start near the beginning of 2018.

We sell our lemons directly to our customers in Limoneira branded cartons.  Historically, we have sold a portion of our oranges and specialty citrus to Sunkist affiliated and other packinghouses for processing and sale to customers in Sunkist and other branded cartons.  Beginning in fiscal year 2017, we began selling a portion of our oranges and specialty citrus directly to our customers in Limoneira branded cartons, similar to our lemons.  We utilize our own packing facilities to process lemons for sale and have contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus. We incur packing service charges from the independent packinghouse to pack our oranges and specialty citrus in Limoneira branded cartons.

On February 24, 2017, we completed the acquisition of 90% of the outstanding stock of Fruticola Pan de Azucar S.A. (“PDA”) a privately owned Chilean corporation, for $5.8 million in cash. PDA also had approximately $1.7 million in long term debt on the acquisition date, which we assumed in the acquisition. A holdback of 10% of the purchase proceeds paid to the seller were withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of approximately $9.5 million on the acquisition date include a 13% equity interest in Rosales, in which we own a 35% equity investment. After the Acquisition, we own 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1.9 million in sales for the year ended December 31, 2016. The results of operations of PDA are included in our consolidated results of operations from the acquisition date.

On March 27, 2017, we entered into an agreement to sell our Centennial property for $3.2 million, which based on estimated transaction costs, will result in a gain of approximately $0.1 million. An estimated closing date of July 28, 2017 is contingent upon the buyer completing due diligence by July 14, 2017. In addition, we expect to accept an offer on our Pacific Crest property for a sales price of approximately $3.5 million, which after estimated transaction costs, is anticipated to result in a loss of approximately $0.1 million. Such loss has been recognized as an impairment in the second quarter of fiscal year 2017.  The transaction is subject to buyer due diligence and is expected to close on approximately October 31, 2017.

On March 28, 2017, we declared a quarterly cash dividend of $0.055 per common share, which was paid on April 18, 2017 in the aggregate amount of approximately $0.8 million to stockholders of record on April 9, 2017.

Results of Operations

The following table shows the results of operations for the three and six months ended April 30:

	Quarter ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Revenues:
Agribusiness	$35,417,000	$25,946,000	$62,186,000	$49,513,000
Rental operations	1,476,000	1,411,000	2,799,000	2,819,000
Real estate development	-	8,000	-	20,000
Total revenues	36,893,000	27,365,000	64,985,000	52,352,000
Costs and expenses:
Agribusiness	26,455,000	21,238,000	52,799,000	46,710,000
Rental operations	950,000	873,000	2,005,000	1,822,000
Real estate development	40,000	195,000	125,000	1,631,000
Impairments of real estate development assets	120,000	-	120,000	-
Selling, general and administrative	3,116,000	2,844,000	6,963,000	6,308,000
Total costs and expenses	30,681,000	25,150,000	62,012,000	56,471,000
Operating income:
Agribusiness	8,962,000	4,708,000	9,387,000	2,803,000
Rental operations	526,000	538,000	794,000	997,000
Real estate development	(160,000)	(187,000)	(245,000)	(1,611,000)
Selling, general and administrative	(3,116,000)	(2,844,000)	(6,963,000)	(6,308,000)
Operating income (loss)	6,212,000	2,215,000	2,973,000	(4,119,000)
Other income (expense):
Interest expense, net	(417,000)	(344,000)	(851,000)	(563,000)
Equity in losses of investments	(141,000)	(143,000)	(67,000)	(29,000)
Other income, net	40,000	56,000	327,000	416,000
Total other expense	(518,000)	(431,000)	(591,000)	(176,000)
Income (loss) before income taxes	5,694,000	1,784,000	2,382,000	(4,295,000)
Income tax (provision) benefit	(2,158,000)	(562,000)	(918,000)	1,605,000
Net income (loss)	$3,536,000	$1,222,000	$1,464,000	$(2,690,000)

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

	Quarter ended April 30,		Six months ended April 30,
	2017	2016	2017	2016

Net income (loss)	$3,536,000	$1,222,000	$1,464,000	$(2,690,000)
Interest expense, net	417,000	344,000	851,000	563,000
Income taxes	2,158,000	562,000	918,000	(1,605,000)
Depreciation and amortization	1,614,000	1,285,000	3,191,000	2,413,000
EBITDA	7,725,000	3,413,000	6,424,000	(1,319,000)
Impairments of real estate development assets	120,000	-	120,000	-
Adjusted EBITDA	$7,845,000	$3,413,000	$6,544,000	$(1,319,000)

Second Quarter of Fiscal Year 2017 Compared to the Second Quarter of Fiscal Year 2016

Revenues

Total revenue for the second quarter of fiscal year 2017 was $36.9 million compared to $27.4 million for the second quarter of fiscal year 2016. The 35% increase of $9.5 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Quarters Ended April 30,
	2017	2016	Change

Lemons	$26,170,000	$20,778,000	$5,392,000	26%
Avocados	2,029,000	1,186,000	843,000	71%
Navel and Valencia oranges	4,918,000	2,644,000	2,274,000	86%
Specialty citrus and other crops	2,300,000	1,338,000	962,000	72%
Agribusiness revenues	$35,417,000	$25,946,000	$9,471,000	37%

•	Lemons: The increase in the second quarter of fiscal year 2017 was primarily the result of higher volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2016. During the second quarters of fiscal years 2017 and 2016, fresh lemon sales were $20.6 million and $17.5 million, respectively, on 958,000 and 780,000 cartons of lemons sold at average per carton prices of $21.50 and $22.44, respectively. Additionally, lemon revenues include $2.8 million shipping and handling, $1.8 million lemon by-products and $1.0 million other lemon sales in the second quarter of fiscal year 2017 compared to $1.3 million shipping and handling, $1.4 million lemon by-product and $0.6 million other lemon sales during the same period in fiscal year 2016.

•	Avocados: The increase in the second quarter of fiscal year 2017 was primarily the result of higher prices of avocados sold partially offset by lower volume compared to the same period in fiscal year 2016. During the second quarter of fiscal year 2017, 1.3 million pounds of avocados were sold at an average per pound price of $1.56 compared to 1.9 million pounds sold at an average per pound price of $0.62 during the same period in fiscal year 2016. The higher prices in fiscal year 2017 were the result of lower supply in the marketplace.

•	Navel and Valencia oranges: The increase in the second quarter of fiscal year 2017 was primarily attributable to higher prices of oranges sold partially offset by lower volume compared to the same period in fiscal year 2016. In the second quarter of fiscal year 2017, 522,000 40-pound carton equivalents of oranges were sold at average per carton prices of $9.42 compared to 533,000 40-pound carton equivalents sold at average per carton prices of $4.96 in the second quarter of fiscal year 2016. The higher prices in the second quarter of fiscal year 2017, compared to the same period in fiscal year 2016, are primarily due to a combination of more favorable market conditions and higher prices recognized for Limoneira branded oranges. Sales of Limoneira branded oranges, which we sell directly to our customers, are not reduced by packing service charges incurred with an independent packinghouse whereas sales of oranges sold to third-party packinghouses are net of third-party packinghouse charges to pack and sell our fruit.

•	Specialty citrus and other crops: The increase in the second quarter of fiscal year 2017 was primarily the result of higher prices and volume of specialty citrus sold compared to the same period in fiscal year 2016. During the second quarter of fiscal year 2017, 211,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $10.90 compared to 139,000 40-pound carton equivalents sold at an average per carton price of $9.63 during the same period in fiscal year 2016.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2017 were $30.7 million compared to $25.2 million in the second quarter of fiscal year 2016, for a 22% increase of $5.5 million. This increase was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Quarters Ended April 30,
	2017	2016	Change

Packing costs	$7,743,000	$6,068,000	$1,675,000	28%
Harvest costs	5,296,000	4,460,000	836,000	19%
Growing costs	5,575,000	4,585,000	990,000	22%
Third-party grower costs	6,470,000	5,111,000	1,359,000	27%
Depreciation and amortization	1,371,000	1,014,000	357,000	35%
Agribusiness costs and expenses	$26,455,000	$21,238,000	$5,217,000	25%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $5.7 million and $5.8 million in the second quarter of fiscal years 2017 and 2016, respectively. The decrease in the second quarter of fiscal year 2017 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to the second quarter of fiscal year 2016. During the second quarter of fiscal year 2017, we packed and sold 958,000 cartons of lemons at average per carton costs of $5.99 compared to 780,000 cartons of lemons sold at average per carton costs of $7.39 during the same period in fiscal year 2016. Lemon packing efficiency has improved primarily as a result of our new facility that became operational during March 2016. Additionally, packing costs include $0.5 million of shipping costs in the second quarter of fiscal year 2017 compared to $0.3 million in the second quarter of fiscal year 2016. Further, in the second quarter of fiscal year 2017, we incurred $1.5 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in the second quarter of fiscal year 2017 is primarily attributable to increased volume of lemons and specialty citrus harvested partially offset by decreased volume of avocados and oranges harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2017 is primarily due to net increased costs of $0.9 million for cultivation and irrigation compared to the same period in fiscal year 2016. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the second quarter of fiscal year 2017 is primarily attributable to increased volume of third-party grower fruit sold. Of the 958,000 and 780,000 cartons of lemons packed and sold during the second quarter of fiscal years 2017 and 2016, respectively, 371,000 (39%) and 278,000 (35%) were procured from third-party growers at average per carton prices of $17.44 and $18.11, respectively. Additionally, we incurred $2,000 of costs for purchased, packed fruit to sell in the second quarter of fiscal year 2017 compared to $77,000 during the same period in fiscal year 2016.

•	Depreciation expense for the second quarter of fiscal year 2017 was approximately $0.4 million higher than the second quarter of fiscal year 2016 primarily due to placement of our new, expanded lemon packing facility into service in March 2016.

Real estate development expenses in the second quarter of fiscal year 2017 were similar to the second quarter of fiscal year 2016. Real estate development expenses in the second quarter of fiscal year 2017 include $0.1 million impairment on our Pacific Crest real estate development project.

Selling, general and administrative costs and expenses were $3.1 million in the second of fiscal year 2017 compared to $2.8 million in the second quarter of fiscal year 2016. The increase in the second quarter of fiscal year 2017 is primarily due to increased management incentive compensation as a result of projected improved operating results as of April 30, 2017 compared to April 30, 2016.

Other Income/Expense

Other income (expense), net was $0.5 million of expense for the second quarter of fiscal year 2017 compared to $0.4 million of expense for the second quarter of fiscal year 2016. The approximately $0.1 million increase in expense was primarily due to an increase in net interest expense in the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.4 million and $0.5 million of interest in the second quarter of fiscal years 2017 and 2016, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis joint venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $2.2 million in the second quarter of fiscal year 2017 on pre-tax income of $5.7 million compared to an estimated income tax provision of $0.6 million on pre-tax income of $1.8 million in the second quarter of fiscal year 2016. Our projected annual effective tax rate for fiscal year 2017 is approximately 38.0%.

Six Months Ended April 30, 2017 Compared to the Six Months Ended April 30, 2016

Revenues

Total revenue for the six months ended April 30, 2017 was $65.0 million compared to $52.4 million for the six months ended April 30, 2016. The 24% increase of $12.6 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Six Months Ended April 30,
	2017	2016	Change

Lemons	$52,159,000	$42,643,000	$9,516,000	22%
Avocados	2,029,000	1,188,000	841,000	71%
Navel and Valencia oranges	5,421,000	3,685,000	1,736,000	47%
Specialty citrus and other crops	2,577,000	1,997,000	580,000	29%
Agribusiness revenues	$62,186,000	$49,513,000	$12,673,000	26%

•	Lemons: The increase in the first six months of fiscal year 2017 was primarily the result of higher volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2016. During the first six months of fiscal years 2017 and 2016, fresh lemon sales were $41.6 million and $35.2 million, respectively, on 1,867,000 and 1,533,000 cartons of lemons sold at average per carton prices of $22.28 and $22.96, respectively. Additionally, lemon revenues include $5.4 million shipping and handling, $3.5 million lemon by-products and $1.7 million other lemon sales in the first six months of fiscal year 2017 compared to $2.7 million shipping and handling, $2.9 million lemon by-product and $1.8 million other lemon sales during the same period in fiscal year 2016.

•	Avocados: The increase in the first six months of fiscal year 2017 was primarily the result of higher prices of avocados sold partially offset by lower volume compared to the same period in fiscal year 2016. During the first six months of fiscal year 2017, 1.3 million pounds of avocados were sold at an average per pound price of $1.56 per pound compared to 1.9 million pounds sold at an average per pound price of $0.63 during the same period in fiscal year 2016. The higher prices in fiscal year 2017 are the result of lower supply in the marketplace.

•	Navel and Valencia oranges: The increase in the first six months of fiscal year 2017 was primarily the result of higher prices and volume of oranges sold compared to the same period in fiscal year 2016. In the first six months of fiscal year 2017, 576,000 40-pound carton equivalents of oranges were sold at average per carton prices of $9.41 compared to 660,000 40-pound carton equivalents sold at average per carton prices of $5.58 in the first six months of fiscal year 2016. The higher prices in the first six months of fiscal year 2017, compared to the same period in fiscal year 2016, are primarily due to a combination of more favorable market conditions and higher prices recognized for Limoneira branded oranges. Sales of Limoneira branded oranges, which we sell directly to our customers, are not reduced by packing service charges incurred with an independent packinghouse whereas sales of oranges sold to third-party packinghouses are net of third-party packinghouse charges to pack and sell our fruit.

•	Specialty citrus and other crops: The increase in the first six months of fiscal year 2017 was primarily the result of higher prices and volume of specialty citrus sold compared to the same period in fiscal year 2017. During the first six months of fiscal year 2017, 236,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $10.92 compared to 202,000 40-pound carton equivalents sold at an average per carton price of $9.89 during the same period in fiscal year 2016.

Costs and Expenses

Total costs and expenses in the six months ended April 30, 2017 were $62.0 million compared to $56.5 million in the six months ended April 30, 2016, for a 10% increase of $5.5 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses partially offset by decreases in our real estate development expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2017	2016	Change

Packing costs	$13,902,000	$12,022,000	$1,880,000	16%
Harvest costs	8,677,000	6,976,000	1,701,000	24%
Growing costs	11,946,000	11,112,000	834,000	8%
Third-party grower costs	15,568,000	14,699,000	869,000	6%
Depreciation and amortization	2,706,000	1,901,000	805,000	42%
Agribusiness costs and expenses	$52,799,000	$46,710,000	$6,089,000	13%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $11.2 million and $11.5 million in the first six months of fiscal years 2017 and 2016, respectively. The decrease in the first six months of fiscal year 2017 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to the first six months of fiscal year 2016. During the first six months of fiscal year 2017, we packed and sold 1,867,000 cartons of lemons at average per carton costs of $6.00 compared to 1,533,000 cartons of lemons at average per carton costs of $7.52 during the same period in fiscal year 2016. Lemon packing efficiency has improved primarily as a result of our new facility that became operational during March 2016. Additionally, packing costs include $0.8 million of shipping costs in the first six months of fiscal year 2017 compared to $0.5 million in the first six months of fiscal year 2016. Further, in the first six months of fiscal year 2017, we incurred $1.9 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in the first six months of fiscal year 2017 is primarily attributable to increased volume of lemons and specialty citrus harvested partially offset by decreased volume of avocados and oranges harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in growing costs in the first six months of fiscal year 2017 is primarily due to net increased costs of $0.8 million for cultivation and irrigation compared to the same period in fiscal year 2016. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2017 was primarily attributable to higher volume of third-party grower fruit sold. Of the 1,867,000 and 1,533,000 cartons of lemons sold during the first six months of fiscal years 2017 and 2016, respectively, 835,000 (45%) and 773,000 (49%) were procured from third-party growers at average per carton costs of $18.53 and $18.87, respectively. Additionally, we incurred $95,000 of costs for purchased, packed fruit to sell in the first six months of fiscal year 2017 compared to $113,000 during the same period in fiscal year 2016.

•	Depreciation expense for the first six months of fiscal year 2017 was $0.8 million higher than the first six months of fiscal year 2016 due to the acquisition of Sheldon Ranches in December 2015 and to the placement of our new, expanded lemon packing facility into service in March 2016.

Real estate costs and expenses were $0.2 million in the six months ended April 30, 2017 compared to $1.6 million in the same period in fiscal year 2016. The fiscal year 2016 real estate costs and expenses were primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with Lewis for the residential development of our East Area I real estate development project.

Selling, general and administrative costs and expenses were $7.0 million in the first six months of fiscal year 2017 compared to $6.3 million in the first six months of fiscal year 2016. The increase in the first six months of fiscal year 2017 is primarily due to increased management incentive compensation as a result of projected improved operating results as of April 30, 2017 compared to April 30, 2016.

Other Income (Expense)

Other income (expense), net was $0.6 million of expense in the six months ended April 30, 2017 compared to $0.2 million of expense in the six months ended April 30, 2016. The $0.4 million increase in expense in the first six months of fiscal year 2017 is primarily attributed to an increase in net interest expense compared to the same period in fiscal year 2016.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.9 million and $1.0 million of interest in the six months ended April 30, 2017 and 2016, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis joint venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $0.9 million in the six months ended April 30, 2017 on pre-tax income of $2.4 million compared to an estimated income tax benefit of $1.6 million on pre-tax loss of $4.3 million in the six months ended April 30, 2016. Our projected annual effective tax rate for fiscal year 2017 is approximately 38.0%.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See “Segment Information” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

The following table shows the segment results of operations for the three and six months ended April 30, 2017 and 2016:

	Quarter Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Lemon operations:
Revenues	$26,170,000	$20,778,000	$52,159,000	$42,643,000
Costs and expenses	18,778,000	16,474,000	40,599,000	38,105,000
Operating income	7,392,000	4,304,000	11,560,000	4,538,000

Other agribusiness:
Revenues	9,247,000	5,168,000	10,027,000	6,870,000
Costs and expenses	6,306,000	3,750,000	9,494,000	6,704,000
Operating income	2,941,000	1,418,000	533,000	166,000

Lemon and other agribusiness depreciation and amortization	1,371,000	1,014,000	2,706,000	1,901,000
Total agribusiness operating income	8,962,000	4,708,000	9,387,000	2,803,000

Rental operations:
Revenues	1,476,000	1,411,000	2,799,000	2,819,000
Costs and expenses	763,000	686,000	1,629,000	1,464,000
Depreciation and amortization	187,000	187,000	376,000	358,000
Operating income	526,000	538,000	794,000	997,000

Real estate development:
Revenues	-	8,000	-	20,000
Costs and expenses	160,000	180,000	245,000	1,601,000
Depreciation and amortization	-	15,000	-	30,000
Operating loss	(160,000)	(187,000)	(245,000)	(1,611,000)

Selling, general and administrative expenses	(3,116,000)	(2,844,000)	(6,963,000)	(6,308,000)
Total operating income (loss)	$6,212,000	$2,215,000	$2,973,000	$(4,119,000)

Second Quarter of Fiscal Year 2017 Compared to the Second Quarter of Fiscal Year 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the second quarter of fiscal year 2017, our lemon operations segment revenue was $26.2 million compared to $20.8 million for the second quarter of fiscal year 2016; a 26% increase of $5.4 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the second quarter of fiscal year 2017, our lemon operations costs and expenses were $18.8 million compared to $16.5 million for the second quarter of fiscal year 2016. The 14% increase of $2.3 million primarily consisted of the following:

•	Packing and shipping costs for the second quarter of fiscal year 2017 were $0.2 million higher than the second quarter of fiscal year 2016.

•	Harvest costs for the second quarter of fiscal year 2017 were similar to the second quarter of fiscal year 2016.

•	Growing costs for the second quarter of fiscal year 2017 were $0.7 million higher than the second quarter of fiscal year 2016.

•	Third-party grower costs for the second quarter of fiscal year 2017 were $1.4 million higher than the second quarter of fiscal year 2016.

Other Agribusiness

For the second quarter of fiscal year 2017 our other agribusiness segment revenue was $9.2 million compared to $5.2 million for the second quarter of fiscal year 2016. The 79% increase of $4.0 million primarily consisted of the following:

•	Avocado revenue for the second quarter of fiscal year 2017 was $0.8 million higher than the second quarter of fiscal year 2016.

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2017 were $2.3 million higher than the second quarter of fiscal year 2016.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2017 were $0.9 million higher than the second quarter of fiscal year 2016.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the second quarter of fiscal year 2017, our other agribusiness costs were $6.3 million compared to $3.8 million for the second quarter of fiscal year 2016. The 68% increase of $2.5 million primarily consisted of the following:

•	Orange and specialty citrus packing service charges for the second quarter of fiscal year 2017 were $1.5 million compared to zero in the second quarter of fiscal year 2016. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the second quarter of fiscal year 2017 were $0.7 million higher than the second quarter of fiscal year 2016.

•	Growing costs for the second quarter of fiscal year 2017 were $0.3 million higher than the second quarter of fiscal year 2016.

Lemon and other agribusiness depreciation and amortization for the second quarter of fiscal year 2017 were $0.4 million higher than the second quarter of fiscal year 2016.

Rental Operations

For the second quarter of fiscal year 2017, our rental operations had revenues of $1.5 million compared to $1.4 million in the second quarter of fiscal year 2016.

Costs and expenses in our rental operations segment for the second quarter of fiscal year 2017 were $0.1 million higher than the second quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

Our real estate development segment had no significant revenues in the second quarters of fiscal years 2017 and 2016.

Costs and expenses in our real estate development segment for the second quarter of fiscal year 2017 were similar to the second quarter of fiscal year 2016.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the second quarter of fiscal year 2017 were $0.3 million higher than the second quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Six Months Ended April 30, 2017 Compared to the Six Months Ended April 30, 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the six months ended April 30, 2017 our lemon operations segment revenue was $52.2 million compared to $42.6 million for the six months ended April 30, 2016, a 22% increase of $9.6 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the six months ended April 30, 2017, our lemon operations costs and expenses were $40.6 million compared to $38.1 million for the six months ended April 30, 2016. The 7% increase of $2.5 million primarily consisted of the following:

•	Packing and shipping costs for the six months ended April 30, 2017 were similar to the six months ended April 30, 2016.

•	Harvest costs for the six months ended April 30, 2017 were $1.0 million higher than the six months ended April 30, 2016.

•	Growing costs for the six months ended April 30, 2017 were $0.6 million higher than the six months ended April 30, 2016.

•	Third-party grower costs for the six months ended April 30, 2017 were $0.9 million higher than the six months ended April 30, 2016.

Other Agribusiness

For the six months ended April 30, 2017, our other agribusiness segment revenue was $10.0 million compared to $6.9 million for the six months ended April 30, 2016. The 46% increase of $3.1 million primarily consisted of the following:

•	Avocado revenue for the six months ended April 30, 2017 was $0.8 million higher than the six months ended April 30, 2016.

•	Navel and Valencia orange revenues for the six months ended April 30, 2017 were $1.7 million higher than the six months ended April 30, 2016.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2017 were $0.6 million higher than the six months ended April 30, 2016.

Costs associated with our other agribusiness segment include orange and specialty packing service charges, harvest costs and growing costs. For the six months ended April 30, 2017, our other agribusiness costs and expenses were $9.5 million compared to $6.7 million for the six months ended April 30, 2016. The 42% increase of $2.8 million primarily consisted of the following:

•	Orange and specialty citrus packing service charges for the first six months of fiscal year 2017 were $1.9 million compared to zero in the second quarter of fiscal year 2016. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the six months ended April 30, 2017 were $0.7 million higher than the six months ended April 30, 2016.

•	Growing costs for the six months ended April 30, 2017 were $0.2 million higher than the six months ended April 30, 2016.

Lemon and other agribusiness depreciation and amortization for the six months ended April 30, 2017 were $0.8 million higher than the six months ended April 30, 2016.

Rental Operations

For the first six months of fiscal years 2017 and 2016, our rental operations segment had similar revenues of approximately $2.8 million.

Costs and expenses in our rental operations segment were $2.0 million in the first six months of fiscal year 2017 compared to $1.8 million in the first six months of fiscal year 2016. Depreciation expense was similar period to period at approximately $0.4 million.

Real Estate Development

Our real estate development segment had no significant revenues in the six months ended April 30, 2017 and 2016.

Real estate development costs and expenses were approximately $0.2 million and $1.6 million for the six months ended April 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the six months ended April 30, 2017 were $0.7 million higher than the six months ended April 30, 2016. Depreciation expense was similar period to period at approximately $0.1 million.

Seasonal Operations

Historically, our agribusiness operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and the variety of crops being harvested. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter coinciding with the increasing production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

Results of Operations for the Trailing Twelve Months ended April 30, 2017 and April 30, 2016

The following table shows the unaudited results of operations for the trailing twelve months ended:

	Trailing twelve months ended April 30,
	2017	2016
Revenues:
Agribusiness	$118,803,000	$90,835,000
Rental operations	5,583,000	5,465,000
Real estate development	36,000	75,000
Total revenues	124,422,000	96,375,000
Costs and expenses:
Agribusiness	89,693,000	78,059,000
Rental operations	3,800,000	3,698,000
Real estate development	675,000	2,480,000
Selling, general and administrative	13,974,000	13,297,000
Total costs and expenses	108,142,000	97,534,000
Operating income	16,280,000	(1,159,000)
Other income (expense):
Interest expense, net	(1,697,000)	(654,000)
Equity in earnings of investments	596,000	226,000
Gain on sale of stock in Calavo Growers, Inc.	3,419,000	5,033,000
Gain on sale of conservation easement	995,000	-
Gain on sale of Wilson Ranch	-	935,000
Other income, net	409,000	564,000
Total other income	3,722,000	6,104,000
Income before income taxes	20,002,000	4,945,000
Income tax provision	(7,790,000)	(1,668,000)
Net income	$12,212,000	$3,277,000

Twelve Months Ended April 30, 2017 Compared to the Twelve Months Ended April 30, 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $28.0 million in the twelve months ended April 30, 2017 compared to the twelve months ended April 30, 2016 primarily due to increased agribusiness revenues, particularly for lemon sales.

•	Total costs and expenses increased $10.6 million in the twelve months ended April 30, 2017 compared to the twelve months ended April 30, 2016 primarily due to increases in our agribusiness costs and selling, general and administrative expenses, partially offset by decreases in real estate development costs. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily due to higher management incentive compensation resulting from an increase in projected operating results. The decrease in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering into a joint venture in November 2015 to develop our East Area I real estate development project. No such costs were incurred in the twelve months ended April 30, 2017.

•	Total other income decreased $2.4 million in the twelve months ended April 30, 2017 compared to the twelve months ended April 30, 2016 primarily due to $1.0 million increase in net interest expense and $1.6 million decrease in gain on the sale of stock in Calavo.

•	Income tax provision increased $6.1 million in the twelve months ended April 30, 2017 compared to the twelve months ended April 30, 2016 primarily due to a $15.1 million increase in earnings before income taxes.

Liquidity and Capital Resources

Overview

Our Company’s liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events, and demand for our products. Typically, our second and third quarters tend to generate greater operating income than our first and fourth quarters due to the volume of fruit harvested. To meet working capital demand and investment requirements of our agribusiness and real estate development segments and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.

Cash Flows from Operating Activities

For the six months ended April 30, 2017, net cash provided by operating activities was $2.5 million compared to net cash used by operating activities of $5.9 million for the six months ended April 30, 2016. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the first six months of fiscal year 2017 was $1.5 million compared to net loss of $2.7 million for the first six months of fiscal year 2016. The increase of $4.2 million in the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 was primarily attributable to an increase in operating income of $7.1 million offset by an increase in other expense of $0.4 million and an increase in income tax provision of $2.5 million.

•	Depreciation and amortization increased $0.8 million in the first six months of fiscal year 2017 compared to the same period in fiscal year 2016 primarily due to the December 2015 Sheldon Ranches acquisition and to the placement of our new, expanded lemon packing facility into service in March 2016.

•	Non-cash impairments of real estate development assets were $0.1 million and zero in the first six months of fiscal years 2017 and 2016, respectively.

•	Loss on disposals of assets was $0.2 million in the first six months of fiscal years 2017 and was primarily the result of expenses incurred from orchard disposals related to real estate development and our on-going orchard redevelopment plans.

•	Stock compensation expense was $0.9 million and $0.5 million in the first six months of fiscal years 2017 and 2016, respectively, and was comprised primarily of vesting and expense recognition of the 2014, 2015, 2016 and 2017 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Cash distributions from equity investments of $0.1 million during the six months ended April 30, 2017 were comprised of a cash distribution from our investment in Rosales.

•	Accounts receivable, net balance at April 30, 2017 was $14.8 million compared to $9.3 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of approximately $5.4 million in the first six months of fiscal year 2016. Accounts receivable, net balance April 30, 2016 was $12.0 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $4.6 million. Our accounts receivable balance typically increases during the first six months of our fiscal year due to the seasonal nature of our agribusiness operations. The $5.4 million decrease in operating cash flows in the first six months of fiscal year 2017 compared to the $4.6 million decrease in operating cash flows during same period in fiscal year 2016 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.5 million of operating cash flows during the first six months of fiscal years 2017 and 2016.

•	Income taxes receivable balance at April 30, 2017 was zero million compared to $2.8 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $2.8 million for the first six months of fiscal year 2017. Income taxes receivable balance at April 30, 2016 was $1.5 million compared to zero at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.5 million for the first six months of fiscal year 2016.

•	Accounts payable and growers payable used $0.6 million of cash from operating activities in the six months ended April 30, 2017 and2016. The $0.6 million of cash used in the first six months of fiscal year 2017 was primarily the result of $1.5 million increase in accounts payable, $1.3 million decrease in growers payable, $0.4 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in water company. The $0.6 million of cash used in the first six months of fiscal year 2016 was primarily the result of $1.1 million decrease in accounts payable, $0.9 million increase in growers payable, $0.1 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in water company.

•	Accrued liabilities used $2.4 million in operating cash flows in the six months ended April 30, 2017 compared to $1.9 million of operating cash flows during the same period in fiscal year 2016. The operating cash used in the first six months of fiscal years 2017 and 2016 was primarily comprised of payments for incentive compensation, property taxes and lemon suppliers.

•	Other long-term liabilities operating cash flows in the six months ended April 30, 2017 represented $0.4 million of non-cash pension expense offset by $0.4 million of pension contributions for the period. The $0.2 million of operating cash flows provided during the six months ended April 30, 2016 represented $0.3 million of non-cash pension expense offset by $0.1 million of pension contributions for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2017, net cash used in investing activities was $16.0 million compared to net cash used in investing activities of $7.5 million during the same period in fiscal year 2016. Net cash used in investing activities was primarily comprised of capital expenditures.

Capital expenditures were $5.7 million in the first six months of fiscal year 2017, comprised of $5.1 million for property, plant and equipment primarily related to orchard and vineyard development and $0.6 million for real estate development projects. Additionally, in the first six months of fiscal year 2017, we purchased PDA for $5.8 million and contributed $4.5 million to our joint venture for the development of our East Area I real estate development project.

Capital expenditures were $9.9 million in the first six months of fiscal year 2016, comprised of $6.9 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and orchard redevelopment and $3.0 million for real estate development projects. In the first six months of fiscal year 2016, we purchased 757 acres of agriculture property for $15.1 million and received $18.0 million for a 50% interest in a joint venture that will develop our East Area I real estate development project. Additionally, we contributed $0.5 million to this joint venture in March 2016.

Cash Flows from Financing Activities

For the six months ended April 30, 2017, net cash provided by financing activities was $13.6 million compared to $13.4 million during the same period in fiscal year 2016.

The $13.6 million of cash provided by financing activities during the first six months of fiscal year 2017 was comprised primarily of net borrowings of long-term debt in the amount $15.8 million. The $13.4 million of cash provided by financing activities during the first six months of fiscal year 2016 was comprised primarily of net borrowings of long-term debt in the amount $15.3 million. Additionally, we paid common and preferred dividends of $1.9 million in the first six months of fiscal year 2017 compared to $1.7 million in first six months of fiscal year 2016.

Transactions Affecting Liquidity and Capital Resources

We finance our working capital and other liquidity requirements primarily through cash from operations and our Rabobank Credit Facility. In addition, we have the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan. Additional information regarding the Rabobank Credit Facility, the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan can be found in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Rabobank Revolving Credit Facility

As of April 30, 2017, our outstanding borrowings under the Rabobank Credit Facility were $76.7 million and we had $23.3 million of availability. The Rabobank Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.80%. The interest rate resets on the first of each month and was 2.78% at April 30, 2017. We have the ability to prepay any amounts outstanding under the Rabobank Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at April 30, 2017.

We have the option of fixing the interest rate under the Rabobank Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, our Company fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Farm Credit West Term Loans

As of April 30, 2017, we had an aggregate of approximately $21.5 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•	Term Loan Maturing November 2022. As of April 30, 2017, we had $3.4 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.45% at April 30, 2017. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of April 30, 2017, Windfall had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 3.45% at April 30, 2017. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of April 30, 2017, we had $9.7 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of April 30, 2017, we had $7.2 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in quarterly installments through November 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of April 30, 2017, we had $8.4 million outstanding under the Wells Fargo Term Loan that matures in January 2023. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2016.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.8 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At April 30, 2017, we had an interest rate swap agreement that locks in the interest rate on $40.0 million of our $108.5 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The remaining $68.5 million of debt bears interest at fixed and variable rates, ranging from 2.78% to 6.48% at April 30, 2017.

Contractual Obligations

The following table presents our Company’s contractual obligations at April 30, 2017 for which cash flows are fixed and determinable:

	Payments Due By Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$67,110,000	$2,217,000	$44,388,000	$4,738,000	$15,767,000
Variable rate debt (principal)	41,355,000	597,000	37,990,000	1,343,000	1,425,000
Operating lease obligations	5,717,000	1,323,000	1,353,000	943,000	2,098,000
Total contractual obligations	$114,182,000	$4,137,000	$83,731,000	$7,024,000	$19,290,000

Interest payments on fixed and variable rate debt	$18,521,000	$4,032,000	$7,855,000	$1,730,000	$4,904,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The table above assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at April 30, 2017.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 17,832 were outstanding at April 30, 2017. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.2 million annually.

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

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $0.4 million, and $0.5 million for fiscal years 2016, 2015, and 2014, respectively and we expect to contribute approximately $0.7 million to the Plan in fiscal year 2017.

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

On February 3, 2015, we entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by our Company under the lease agreement dated July 1, 2013. In connection with the Amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigation systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC, a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of our Series B-2 Preferred Stock.

We lease pollination equipment under a lease renewed through fiscal year 2022 with annual payments of $0.3 million. We also lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7- to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project, with a smaller amount of funding expected in the first year. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project, and we funded $4.5 million in the first six months of fiscal year 2017 and $2.3 million in fiscal year 2016. The Joint Venture partners may be required to provide loans guarantees for project loans.

Off-Balance Sheet Arrangements

As discussed above and in Note 7 – Real Estate Development and Note 8 – Equity Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2016 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

Please see Note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

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

Real estate development costs - We capitalize the planning, entitlement, construction, development costs and interest associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities or the commencement of sales. Once a project is considered substantially complete, future costs are expensed as incurred. For the six months ended April 30, 2017, we capitalized approximately $3.7 million of costs related to our real estate projects and expensed approximately $0.1 million of costs.

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

Impairment of long-lived assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. For the six months ended April 30, 2017, we recorded $0.1 million impairment charge on our Pacific Crest real estate development project.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement of Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Certificate of Amendment of Certification of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.8	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.8.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.8.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Icorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

3.8.3	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form, 8-K, file Januaury 25, 2017 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (File No. 001-34755))

10.1	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan, as amended on March 28, 2017 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quartertly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 8, 2017	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 8, 2017	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

