Form 10-Q
period 2017-07-31
Limoneira CO
filed 2017-09-11
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

As of August 31, 2017, there were 14,405,031 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Limoneira Company

Consolidated Balance Sheets (unaudited)

	July 31, 2017	October 31, 2016
Assets
Current assets:
Cash	$1,822,000	$38,000
Accounts receivable, net	10,732,000	9,298,000
Cultural costs	3,430,000	3,844,000
Prepaid expenses and other current assets	3,789,000	2,509,000
Income taxes receivable	-	2,810,000
Total current assets	19,773,000	18,499,000

Property, plant and equipment, net	186,845,000	177,096,000
Real estate development	79,160,000	77,136,000
Equity in investments	14,337,000	6,254,000
Investment in Calavo Growers, Inc.	22,215,000	17,745,000
Other assets	13,381,000	8,718,000
Total Assets	$335,711,000	$305,448,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,462,000	$5,555,000
Growers payable	10,584,000	8,577,000
Accrued liabilities	8,495,000	6,421,000
Fair value of derivative instrument	420,000	690,000
Current portion of long-term debt	2,935,000	2,508,000
Total current liabilities	26,896,000	23,751,000
Long-term liabilities:
Long-term debt, less current portion	97,638,000	88,164,000
Deferred income taxes	28,470,000	25,328,000
Other long-term liabilities	5,161,000	6,127,000
Sale-leaseback deferral	27,565,000	23,349,000
Total liabilities	185,730,000	166,719,000

Commitments and contingencies	-	-
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 14,790 and 29,000 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively) (8.75% coupon rate)	1,479,000	2,900,000
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2017 and October 31, 2016) (4% dividend rate on liquidation value of $1,000 per share)	9,331,000	9,331,000

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2017 and October 31, 2016)	-	-
Common Stock – $.01 par value (39,000,000 shares authorized: 14,405,031 and 14,178,226 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively)	144,000	142,000
Additional paid-in capital	94,053,000	91,841,000
Retained earnings	38,261,000	31,812,000
Accumulated other comprehensive income	6,118,000	2,703,000
Noncontrolling interest	595,000	-
Total stockholders’ equity	139,171,000	126,498,000
Total Liabilities and Stockholders’ Equity	$335,711,000	$305,448,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Limoneira Company

Consolidated Statements of Operations (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Net revenues:
Agribusiness	$39,050,000	$38,430,000	$101,236,000	$87,943,000
Rental operations	1,345,000	1,454,000	4,144,000	4,273,000
Real estate development	-	19,000	-	39,000
Total net revenues	40,395,000	39,903,000	105,380,000	92,255,000
Costs and expenses:
Agribusiness	23,022,000	21,151,000	75,821,000	67,861,000
Rental operations	929,000	889,000	2,934,000	2,711,000
Real estate development	47,000	249,000	172,000	1,880,000
Impairment of real estate development assets	-	-	120,000	-
Selling, general and administrative	3,229,000	3,420,000	10,192,000	9,728,000
Total costs and expenses	27,227,000	25,709,000	89,239,000	82,180,000
Operating income	13,168,000	14,194,000	16,141,000	10,075,000
Other income (expense):
Interest expense, net	(521,000)	(473,000)	(1,372,000)	(1,036,000)
Gain on sale of stock in Calavo Growers, Inc.	-	3,419,000	-	3,419,000
Equity in earnings of investments	76,000	235,000	9,000	206,000
Other income, net	37,000	47,000	364,000	463,000
Total other income (expense)	(408,000)	3,228,000	(999,000)	3,052,000

Income before income tax provision	12,760,000	17,422,000	15,142,000	13,127,000

Income tax provision	(5,017,000)	(6,693,000)	(5,935,000)	(5,088,000)
Net income	7,743,000	10,729,000	9,207,000	8,039,000
Net loss attributable to noncontrolling interest	34,000	-	38,000	-
Net income attributable to Limoneira Company	7,777,000	10,729,000	9,245,000	8,039,000
Preferred dividends	(125,000)	(156,000)	(435,000)	(471,000)
Net income attributable to common stock	$7,652,000	$10,573,000	$8,810,000	$7,568,000

Basic net income per common share	$0.53	$0.75	$0.62	$0.53

Diluted net income per common share	$0.52	$0.71	$0.62	$0.53

Dividends per common share	$0.06	$0.05	$0.17	$0.15

Weighted-average common shares outstanding-basic	14,396,000	14,178,000	14,287,000	14,165,000
Weighted-average common shares outstanding-diluted	14,989,000	15,066,000	14,570,000	15,053,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016

Net income	$7,743,000	$10,729,000	$9,207,000	$8,039,000
Other comprehensive income, net of tax:
Foreign currency translation adjustments	113,000	-	(113,000)	-
Minimum pension liability adjustment	126,000	113,000	378,000	339,000
Unrealized holding gains on security available-for-sale	1,534,000	1,569,000	2,707,000	2,829,000
Reclassification of unrealized gain on security sold	-	(1,719,000)	-	(1,719,000)
Unrealized gains from derivative instrument	102,000	51,000	443,000	147,000
Total other comprehensive income, net of tax	1,875,000	14,000	3,415,000	1,596,000
Comprehensive income	9,618,000	10,743,000	12,622,000	9,635,000
Comprehensive loss attributable to noncontrolling interest	45,000	-	49,000	-
Comprehensive income attributable to Limoneira Company	$9,663,000	$10,743,000	$12,671,000	$9,635,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended July 31,
	2017	2016
Operating activities
Net income	$9,207,000	$8,039,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,824,000	3,863,000
Gain on sale of stock in Calavo Growers, Inc.	-	(3,419,000)
Impairment of real estate development assets	120,000	-
Loss on disposals of assets	215,000	121,000
Stock compensation expense	1,088,000	1,012,000
Equity in earnings of investments	(9,000)	(206,000)
Cash distributions from equity investments	377,000	276,000
Accrued interest on note receivable	(18,000)	(17,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,335,000)	(5,143,000)
Cultural costs	880,000	1,147,000
Prepaid expenses and other current assets	(1,010,000)	(70,000)
Income taxes receivable	2,810,000	-
Other assets	420,000	322,000
Accounts payable and growers payable	480,000	351,000
Accrued liabilities	1,968,000	4,497,000
Other long-term liabilities	105,000	97,000
Net cash provided by operating activities	20,122,000	10,870,000

Investing activities
Capital expenditures	(9,607,000)	(13,263,000)
Proceeds from sale of LLC Interest	-	18,000,000
Business combination	(5,706,000)	-
Agricultural property acquisition	-	(15,098,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	-	4,019,000
Equity investment contributions	(7,450,000)	(1,275,000)
Investments in mutual water companies	(350,000)	(291,000)
Net cash used in investing activities	(23,113,000)	(7,908,000)

Financing activities
Borrowings of long-term debt	161,425,000	127,702,000
Repayments of long-term debt	(153,442,000)	(127,777,000)
Dividends paid – common	(2,362,000)	(2,125,000)
Dividends paid – preferred	(435,000)	(471,000)
Exchange of common stock	(294,000)	(190,000)
Payments of debt financing costs	(108,000)	(44,000)
Net cash provided by (used in) financing activities	4,784,000	(2,905,000)
Effect of exchange rate changes in cash	(9,000)	-
Net increase in cash	1,784,000	57,000
Cash at beginning of period	38,000	39,000
Cash at end of period	$1,822,000	$96,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Limoneira Company

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine months ended July 31,
	2017	2016
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,295,000	$796,000
Cash paid during the period for income taxes, net of (refunds)	$(1,500,000)	$5,000
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(4,470,000)	$(4,311,000)
Increase in real estate development and sale-leaseback deferral	$4,216,000	$2,349,000
Settlement of lease obligation related to agriculture property acquisition	$-	$(739,000)
Capital expenditures accrued but not paid at period-end	$328,000	$431,000
Accrued interest on note receivable	$18,000	$17,000
Accrued Series B-2 Convertible Preferred Stock dividends	$31,000	$31,000

During the nine months ended July 31, 2017 and 2016, certain shares of Series B convertible preferred stock were converted into common stock as described in Note 21 - Series B and Series B-2 Preferred Stock.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. for a purchase price of $5,706,000 in cash as further described in Note 3 - Acquisitions.

On June 20, 2017, the Company entered into a Master Loan Agreement with Farm Credit West, FLCA and repaid $68,572,000 of outstanding debt under the Rabobank revolving credit facility as further described in Note 13 - Long-Term Debt.

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

The unaudited interim consolidated financial statements for the three and nine months ended July 31, 2017 and 2016 and balance sheet as of July 31, 2017 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2017 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2017 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2016 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

The Company sells all of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on NASDAQ under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. The Company’s avocados are packed by Calavo, which are then sold and distributed under Calavo brands to its customers.

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC and Fruticola Pan de Azucar S.A. (“PDA”), in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidation, and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

FASB – Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services.

In May 2016, the FASB issued, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients.

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

FASB ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company’s adoption of this ASU had no impact on its consolidated financial statements.

FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

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

The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

FASB ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables). Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost.

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

FASB ASU 2016-02, Leases (Topic 832)

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

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2019.  The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU and to record right-of-use assets and lease obligations for its operating leases that exist on the date of adoption.  Note 20 – Commitment and Contingencies in the Notes to Consolidated Financial Statements included in the Company’s fiscal year 2016 Annual Report on Form 10-K describes it’s operating lease arrangements as of October 31, 2016.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies (continued)

FASB ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  The Company adopted this ASU during the quarter ended July 31, 2017 in connection with the refinancing of its line of credit arrangements and related interest rates swap as described in Note 13 – Long-Term Debt and Note 14 – Derivative Instrument and Hedging Activities.

FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

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

3. Acquisitions

Business Combination

On February 24, 2017 (the “Acquisition Date”), the Company completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5,800,000 in cash (the “Acquisition”). PDA also had approximately $1,700,000 in long-term debt on the Acquisition Date, which was assumed by the Company in the Acquisition. A holdback of 10% of the purchase proceeds to be paid to the seller was withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of $9,451,000 on the Acquisition Date included a 13% equity interest in Rosales S.A. (“Rosales”) in which the Company owns a 35% equity investment. After the Acquisition, the Company owns 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1,900,000 in sales for the year ended December 31, 2016. Transactions costs incurred in connection with the Acquisition in the nine months ended July 31, 2017 were approximately $57,000, which are included in selling, general and administrative expense.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

3. Acquisitions (continued)

Business Combination (continued)

After the April 30, 2017, interim unaudited financial statements were issued, a third-party valuation of the fair value of the net assets was finalized, which resulted in a $193,000 increase in investment in Rosales with a corresponding decrease in goodwill and increase in deferred income taxes. Additionally, a $94,000 reduction in the purchase price was agreed upon per the terms of the purchase agreement with corresponding decreases in goodwill and noncontrolling interest. The Company received the $94,000 in August 2017. Below is a summary of the fair value of the net assets acquired on the Acquisition Date based on the third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures:

Cultural costs	$473,000
Other current assets	166,000
Land and land improvements	2,748,000
Buildings and equipment	206,000
Orchards	2,876,000
Investment in Rosales	1,021,000
Water rights	1,120,000
Deposit for land purchase	645,000
Goodwill	196,000
Total assets acquired	9,451,000

Current liabilities	(122,000)
Current and long-term debt	(1,964,000)
Deferred income taxes	(1,026,000)
Noncontrolling interest	(633,000)
Net cash paid	$5,706,000

Revenue of $463,000 and net loss of $206,000 of PDA are included in the Company’s consolidated statement of operations from the Acquisition Date to the period ended July 31, 2017.

The unaudited, pro forma consolidated statement of operations as if PDA had been included in the consolidated results of the Company for the entire nine months ended July 31, 2017 results in revenue of $105,991,000 and net income of $9,312,000.

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2017 and October 31, 2016, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

July 31, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$22,215,000	$–	$–	$22,215,000
Liabilities at fair value:
Derivative	$–	$420,000	$–	$420,000

October 31, 2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$17,745,000	$–	$–	$17,745,000
Liabilities at fair value:
Derivative	$–	$1,151,000	$–	$1,151,000

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2017 and October 31, 2016 was $74.05 and $59.15 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of July 31, 2017 and October 31, 2016 the allowances totaled $343,000 and $357,000, respectively.

6. Concentrations

Lemons procured from third-party growers were 37% of lemon supply in the three months ended July 31, 2017. Lemons procured from third-party growers were 42% of lemon supply in the nine months ended July 31, 2017, of which one third-party grower was 14% of lemon supply. The Company sells all of its avocado production to Calavo.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 31, 2017	October 31, 2016

Prepaid insurance	$464,000	$633,000
Prepaid supplies	1,133,000	879,000
Lemon supplier advances	1,016,000	41,000
Deposits	16,000	61,000
Deferred lease expense, water assessments and other	1,160,000	895,000
	$3,789,000	$2,509,000

8. Real Estate Development Assets

Real estate development assets consist of the following:

	July 31, 2017	October 31, 2016

East Areas I and II	$71,224,000	$66,097,000
Templeton Santa Barbara, LLC	7,936,000	11,039,000
	$79,160,000	$77,136,000

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2017 and 2016, the Company capitalized $1,415,000 and $1,229,000, respectively, of costs related to these real estate development projects. During the nine months ended July 31, 2017 and 2016, the Company capitalized $5,127,000 and $5,508,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $2,000 and $3,000 in the three-months ended July 31, 2017 and 2016, respectively and $39,000 and $1,158,000 in the nine months ended July 31, 2017 and 2016, respectively.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations.  Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended July 31, 2017 and 2016, the Company recorded $1,236,000 and $758,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. During the nine months ended July 31, 2017 and 2016, the Company recorded $4,216,000 and $2,349,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company is to be reimbursed $250,000 by the Joint Venture on February 1, 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $12,000 and $7,000 in the nine months ended July 31, 2017 and 2016, respectively.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of $3,000,000 and $825,000 to the LLC in the three months ended July 31, 2017 and 2016, respectively, and $7,450,000 and $1,275,000 in the nine months ended July 31, 2017 and 2016, respectively. Additionally, the Company recorded an equity loss of $54,000 in the nine months ended July 31, 2017 related to the Joint Venture.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

8. Real Estate Development Assets (continued)

East Areas I and II (continued)

In connection with facilitating the annexation of East Area I into the City of Santa Paula, during February 2014 the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No cost reimbursements have been incurred to date in relation to the Cost Sharing Agreement.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at July 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively, and as of October 31, 2016 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during the nine months ended July 31, 2017 and 2016 and, as such, no costs were capitalized. Additionally, in relation to these projects, the Company incurred expenses of $45,000 and $48,000 in the three months ended July 31, 2017 and 2016, respectively, and $133,000 and $130,000 in the nine months ended July 31, 2017 and 2016, respectively.

On March 27, 2017, the Company entered into an agreement to sell its Centennial property for $3,200,000, which based on estimated transaction costs will result in a gain of approximately $100,000. Buyer due diligence was completed in August 2017 and escrow is expected to close in September 2017. Centennial is classified as held for sale and included in other assets at July 31, 2017. In June 2017, the Company accepted an offer on its Pacific Crest property for a sales price of $3,500,000, which after estimated transaction costs, is anticipated to result in a loss of approximately $120,000. Such loss was recognized as an impairment in the second quarter of fiscal year 2017. The transaction is subject to buyer due diligence. In August 2017, the Company entered into an agreement to sell the commercial portion of its Sevilla property for a sales price of $1,452,000, which after estimated closing costs is anticipated to result in a gain of approximately $40,000. The transaction is subject to buyer due diligence and is expected to close in October 2017.

9. Equity in Investments

Equity in investments consist of the following:

	July 31, 2017	October 31, 2016

Limoneira Lewis Community Builders, LLC	$9,671,000	$2,275,000
Limco Del Mar, Ltd.	2,030,000	1,961,000
Rosales	2,114,000	1,496,000
Romney Property Partnership	522,000	522,000
	$14,337,000	$6,254,000

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

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

10. Investment in Calavo Growers, Inc. (continued)

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares for a total of $6,433,000, recognizing a gain of $5,033,000. In June and July 2016, the Company sold 60,000 shares, in aggregate, for a total of $4,019,000, recognizing a gain of $3,419,000. These gains are included in other income in the consolidated financial statements of operations. The Company continues to own 300,000 shares of Calavo common stock.

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $2,535,000 ($1,534,000 net of tax) and $2,583,000 ($1,569,000 net of tax), during the three months ended July 31, 2017 and 2016, respectively. The Company recorded unrealized holding gains of $4,470,000 ($2,707,000 net of tax) and $4,657,000 ($2,829,000 net of tax), during the nine months ended July 31, 2017 and 2016, respectively. Additionally, the Company recorded reclassification of unrealized gain on security sold of $2,830,000 ($1,719,000 net of tax) during the three and nine months ended July 31, 2016.

11. Other Assets

Other assets consist of the following:

	July 31, 2017	October 31, 2016

Investments in mutual water companies	$4,679,000	$4,327,000
Acquired water and mineral rights	2,635,000	1,536,000
Real estate development held for sale	2,983,000	-
Deposit for land purchase	633,000	-
Deferred lease assets and other	437,000	930,000
Note receivable	630,000	612,000
Revolving funds and memberships	263,000	292,000
Acquired trade names and trademarks, net	248,000	341,000
Goodwill	873,000	680,000
	$13,381,000	$8,718,000

12. Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2017	October 31, 2016

Compensation	$1,959,000	$2,362,000
Income taxes	4,625,000	-
Property taxes	307,000	520,000
Interest	308,000	277,000
Deferred income and deposits	467,000	633,000
Lease expense	157,000	296,000
Lemon supplier payables	76,000	1,242,000
Other	596,000	1,091,000
	$8,495,000	$6,421,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Long-Term Debt

Long-term debt is comprised of the following:

	July 31, 2017	October 31, 2016
Farm Credit West revolving and non-revolving lines of credit: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.22% at July 31, 2017, plus 1.85%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$69,478,000	$-

Rabobank revolving credit facility: the loan was repaid in June 2017 with proceeds from the Farm Credit West revolving and non-revolving lines of credit as noted below.	-	59,606,000

Farm Credit West term loan: the interest rate is variable and was 3.70% at July 31, 2017. The loan is payable in quarterly installments through November 2022.	3,292,000	3,701,000

Farm Credit West term loan: the interest rate is variable and was 3.70% at July 31, 2017. The loan is payable in monthly installments through October 2035.	1,178,000	1,213,000

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,585,000	9,822,000

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,151,000	7,349,000

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	8,063,000	9,152,000

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	2,022,000	-
Subtotal	100,769,000	90,843,000
Less deferred financing costs, net of accumulated amortization	196,000	171,000
Total long-term debt, net	100,573,000	90,672,000
Less current portion	2,935,000	2,508,000
Long-term debt, less current portion	$97,638,000	$88,164,000

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-revolving Credit Supplement (the “Supplements”).

The Supplements provide aggregate borrowing capacity of $100,000,000 comprised of $60,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The interest rate for any amount outstanding under the Supplements is based on the one month LIBOR rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one year anniversary thereafter, the Company has the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. The Company may prepay any amounts outstanding under the Supplements without penalty.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

13. Long-Term Debt (continued)

All indebtedness under the Loan Agreements, including any indebtedness under the Supplements, is secured by a first lien on certain of the Company’s agricultural properties in Tulare and Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide should an event of default occur, Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit. Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A.

The Loan Agreement subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31.

The Farm Credit West credit facility provides for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $100,000,000 at July 31, 2017.

The Company paid and capitalized debt financing costs of $108,000 related to the Loan Agreement and expensed $45,000 of capitalized debt financing costs related to the Rabobank revolving credit facility.

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

The Banco de Chile term loan was assumed with the acquisition of PDA in February 2017. The interest rate is fixed at 6.48%. The loan is payable in eight annual principal and interest payments beginning January 2018. This loan is unsecured.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $551,000 and $444,000 during the three months ended July 31, 2017 and 2016, respectively, and $1,424,000 and $1,448,000 during the nine months ended July 31, 2017 and 2016, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

14. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows:

	Notional Amount		Fair Value Liability
	July 31, 2017	October 31, 2016	July 31, 2017	October 31, 2016
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000,000	$40,000,000	$420,000	$1,151,000

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017 the Company entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provides for the prior interest rate swap agreement with Rabobank to now be in place with CoBank. The critical terms of the swap agreement have not changed and counterparty risk has not significantly changed.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

14. Derivative Instrument and Hedging Activities (continued)

This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument, other long-term liabilities and related accumulated other comprehensive income at July 31, 2017 and October 31, 2016.

15. Basic and Diluted Net Income per Share

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

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Basic net income per common share:
Numerator: Net income applicable to common stock	$7,652,000	$10,573,000	$8,810,000	$7,568,000
Denominator: Weighted average common shares-basic	14,396,000	14,178,000	14,287,000	14,165,000
Basic net income per common share	$0.53	$0.75	$0.62	$0.53

Diluted net income per common share:
Numerator: Net income for diluted EPS	$7,777,000	$10,729,000	$8,966,000	$8,039,000

Denominator: Weighted average common shares–basic	14,396,000	14,178,000	14,287,000	14,165,000
Effect of dilutive preferred stock	593,000	888,000	283,000	888,000
Weighted average common shares–diluted	14,989,000	15,066,000	14,570,000	15,053,000
Diluted net income per common share	$0.52	$0.71	$0.62	$0.53

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

16. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $180,000 and $191,000 of rental revenue from employees in the three months ended July 31, 2017 and 2016, respectively. The Company recorded $548,000 and $561,000 of rental revenue from employees in the nine months ended July 31, 2017 and 2016, respectively. There were no rental payments due from employees at July 31, 2017 or October 31, 2016.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $207,000 and $292,000 in the three months ended July 31, 2017 and 2016, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $925,000 and $1,034,000 in the nine months ended July 31, 2017 and 2016, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $67,000 and $131,000 at July 31, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $373,000 and $312,000 from the association in the three months ended July 31, 2017 and 2016, respectively. The Company purchased services and supplies of $1,354,000 and $1,202,000 from the association in the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $72,000 and $87,000 at July 31, 2017 and October 31, 2016, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Related-Party Transactions (continued)

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $270,000 and $288,000 in the nine months ended July 31, 2017 and 2016, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $7,490,000 and $9,571,000 of avocado sales to Calavo for the three months ended July 31, 2017 and 2016, respectively. The Company had $9,519,000 and $10,759,000 of avocado sales to Calavo for the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $1,654,000 and zero receivable by the Company from Calavo at July 31, 2017 and October 31, 2016, respectively. Additionally, the Company leases office space to Calavo and received rental income of $72,000 and $70,000 in the three months ended July 30, 2017 and 2016, respectively, and $214,000 and $208,000 in the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased zero and $368,000 of packed avocados and lemons to sell from Calavo in the three months ended July 31, 2017 and 2016, respectively and zero and $405,000 in the nine months ended July 31, 2017 and 2016, respectively. There was zero due to Calavo at July 31, 2017 and October 31, 2016, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended July 31, 2017 and 2016, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $1,135,000 and $1,271,000, respectively. During the nine months ended July 31, 2017 and 2016, the aggregate amount was $2,111,000 and $1,899,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $978,000 and $877,000 at July 31, 2017 and October 31, 2016, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $3,000 and $96,000 of lease expense related to these leases in the three months ended July 31, 2017 and 2016, respectively and $15,000 and $108,000 in the nine months ended July 31, 2017 and 2016, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $30,000 and $11,000 to the Company during the three months ended July 31, 2017 and 2016, respectively. The Company received services from this law firm of $71,000 and $26,000 during the nine months ended July 31, 2017 and 2016, respectively. The Company incurred lease and farming expenses of $17,000 and zero in the three months ended July 31, 2017 and 2016, respectively, and $113,000 and $87,000 in the nine months ended July 31, 2017 and 2016, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $45,000 and $25,000 at July 31, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid no harvest costs to CRG in the three months ended July 31, 2017 and 2016, respectively. The Company paid harvest costs to CRG of $2,825,000 and $2,888,000 for the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided no harvest management and administrative services to CRG in the three months ended July 31, 2017 and 2016, respectively. Associated provided harvest management and administrative services to CRG in the amount of $303,000 and $274,000 in the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $181,000 due to Associated from CRG at July 31, 2017 and October 31, 2016, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

16. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the three months ended July 31, 2017 and 2016 the Company recorded revenues of zero and $50,000, respectively. In relation to this program, during the nine months ended July 31, 2017 and 2016 the Company recorded revenues of $34,000 and $151,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of zero and $6,000 from YMIDD during the three months ended July 31, 2017 and 2016, respectively. The Company purchased water in the amounts of $67,000 and $76,000 from YMIDD during the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at July 31, 2017 and October 31, 2016.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $35,000 and $44,000 in the three months ended July 31, 2017 and 2016 and $104,000 and $111,000 in the nine months ended July 31, 2017 and 2016, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,052,000 and $1,368,000 in the three months ended July 31, 2017 and 2016, respectively and $1,714,000 and $1,710,000 in the nine months ended July 31, 2017 and 2016, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. Fruit proceeds due to Del Mar were $1,008,000 and $791,000 at July 31, 2017 and October 31, 2016, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended July 31, 2017 and 2016, the Company received cash distributions of $176,000 and $220,000 and recorded equity in earnings of this investment of $107,000 and $153,000, respectively. In the nine months ended July 31, 2017 and 2016, the Company received cash distributions of $176,000 and $220,000 and recorded equity in earnings of this investment of $244,000 and $294,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $428,000 and $216,000 of lemon sales to Rosales in the three months ended July 31, 2017 and 2016, respectively. The Company recognized $1,038,000 and $268,000 of lemon sales to Rosales in the nine months ended July 31, 2017 and 2016, respectively. Additionally, PDA recognized $430,000 of lemon sales to Rosales from the Acquisition Date to the period ended July 31, 2017. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. In the three months ended July 31, 2017, and 2016, the aggregate amount of lemons procured from Rosales was $ 1,348,000 and $467,000, respectively. In the nine months ended July 31, 2017 and 2016 the aggregate amount procured was $1,590,000 and $763,000, respectively. Amounts due from Rosales were zero at July 31, 2017 and October 31, 2016, respectively. The Company recorded equity in earnings of this investment of $70,000 and $135,000 in the three months ended July 31, 2017 and 2016, respectively and amortization of fair value basis differences of $102,000 and $52,000 in the three months ended July 31, 2017 and 2016, respectively. The Company recorded equity in earnings of this investment of $24,000 and $68,000 in the nine months ended July 31, 2017 and 2016, respectively and amortization of fair value basis differences of $206,000 and $156,000 in the nine months ended July 31, 2017 and 2016, respectively. The Company received cash distributions from this equity investment of $134,000 and $56,000 in the nine months ended July 31, 2017 and 2016, respectively.

17. Income Taxes

The Company’s estimated effective tax rate for the nine months ended July 31, 2017 is approximately 39.2%, inclusive of certain discrete items. The Company has no uncertain tax positions as of July 31, 2017.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2017.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 and $250,000 during the three months ended July 31, 2017 and 2016 and $575,000 and $375,000 during the nine months ended July 31, 2017 and 2016, respectively.

The net periodic pension costs for the Plan were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Administrative expenses	$76,000	$31,000	$228,000	$93,000
Interest cost	194,000	209,000	582,000	627,000
Expected return on plan assets	(263,000)	(269,000)	(789,000)	(807,000)
Prior service cost	11,000	-	33,000	-
Recognized actuarial loss	208,000	186,000	624,000	558,000
Net periodic benefit cost	$226,000	$157,000	$678,000	$471,000

19. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	July 31, 2017	October 31, 2016

Minimum pension liability	$5,099,000	$5,619,000
Fair value of derivative instrument	-	461,000
Deferred gain and other	62,000	47,000
	$5,161,000	$6,127,000

20. Contingencies

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any pending or threatened litigation against it that it expects will have a material adverse effect on its business, financial condition, liquidity, and/or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

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

22. Stock-based Compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan generally vest over a two-year period.

In December 2016, 44,998 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $896,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest.  In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.  In December 2014, 42,085 shares of common stock with a per share value of $25.35 were granted to management under the Stock Plan for fiscal year 2014 performance, resulting in a total compensation expense of approximately $1,071,000, with $367,000 recognized in the year ended October 31, 2014 and the balance recognized over the next two years as the shares vested.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

22. Stock-based Compensation (continued)

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below:

Performance	Shares	Three Months Ended July 31,		Nine Months Ended July 31,
Year	Granted	2017	2016	2017	2016
2014	42,085	$-	$88,000	$-	$264,000
2015	27,424	36,000	32,000	108,000	96,000
2016	44,998	64,000	379,000	192,000	379,000
2017	-	108,000	-	465,000	-
		$208,000	$499,000	$765,000	$739,000

During the three months ended January 31, 2017 and 2016 members of management exchanged 14,773 and 12,433 shares, respectively of common stock with fair value of $294,000 and $190,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2017 and 2016, 18,956 and 21,905 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $323,000 and $273,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2017 and 2016, respectively.

23. Segment Information

The Company operates in four reportable operating segments; lemon operations, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The lemon operations segment includes lemons sales, farming, harvesting and lemon packing. The other agribusiness segment includes sales, farming and harvesting of avocados, oranges and specialty citrus. The lemon operations and other agribusiness segments are seasonal in nature and interim results should not be taken as indicative of the estimated results for a full fiscal year. The rental operations segment includes residential and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations. The Company does not separately allocate depreciation and amortization to its lemon operations and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments.

In October 2016, the Company repurposed Windfall from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment concurrent with the first harvest of wine grapes in October 2016. Windfall has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.  Operating loss of $135,000 and $507,000 associated with Windfall are included in the real estate development segment operating loss for the three and nine months ended July 31, 2016, respectively.

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

Segment information for the three months ended July 31, 2017 and 2016:

	Three months ended July 31,
	2017	2016
Lemon operations:
Revenues	$29,995,000	$26,209,000
Costs and expenses	17,581,000	15,614,000
Operating income	12,414,000	10,595,000

Other agribusiness:
Revenues	9,055,000	12,221,000
Costs and expenses	4,054,000	4,342,000
Operating income	5,001,000	7,879,000

Lemon and other agribusiness depreciation and amortization	1,387,000	1,195,000
Total agribusiness operating income	16,028,000	17,279,000

Rental operations:
Revenues	1,345,000	1,454,000
Costs and expenses	738,000	702,000
Depreciation and amortization	191,000	187,000
Operating income	416,000	565,000

Real estate development:
Revenues	-	19,000
Costs and expenses	47,000	234,000
Depreciation and amortization	-	15,000
Operating loss	(47,000)	(230,000)

Selling, general and administrative expenses	(3,229,000)	(3,420,000)
Total operating income	$13,168,000	$14,194,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

The following table sets forth revenues by category, by segment for the three months ended July 31, 2017 and 2016:

	Three months ended July 31,
	2017	2016

Lemon operations revenues	$29,995,000	$26,209,000

Avocados	7,490,000	9,571,000
Navel and Valencia oranges	1,118,000	1,891,000
Specialty citrus and other crops	447,000	759,000
Other agribusiness revenues	9,055,000	12,221,000
Agribusiness revenues	39,050,000	38,430,000

Residential and commercial rentals	906,000	903,000
Leased land	372,000	441,000
Organic recycling and other	67,000	110,000
Rental operations revenues	1,345,000	1,454,000

Real estate development revenues	-	19,000
Total net revenues	$40,395,000	$39,903,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

Segment information for the nine months ended July 31, 2017 and 2016:

	Nine months ended July 31,
	2017	2016
Lemon operations:
Revenues	$82,154,000	$68,852,000
Costs and expenses	58,180,000	53,719,000
Operating income	23,974,000	15,133,000

Other agribusiness:
Revenues	19,082,000	19,091,000
Costs and expenses	13,548,000	11,046,000
Operating income	5,534,000	8,045,000

Lemon and other agribusiness depreciation and amortization	4,093,000	3,096,000
Total agribusiness operating income	25,415,000	20,082,000

Rental operations:
Revenues	4,144,000	4,273,000
Costs and expenses	2,367,000	2,166,000
Depreciation and amortization	567,000	545,000
Operating income	1,210,000	1,562,000

Real estate development:
Revenues	-	39,000
Costs and expenses	292,000	1,835,000
Depreciation and amortization	-	45,000
Operating loss	(292,000)	(1,841,000)

Selling, general and administrative expenses	(10,192,000)	(9,728,000)
Total operating income	$16,141,000	$10,075,000

Limoneira Company

Notes to Consolidated Financial Statements (unaudited) (continued)

23. Segment Information (continued)

The following table sets forth revenues by category, by segment for the nine months ended July 31, 2017 and 2016:

	Nine months ended July 31,
	2017	2016

Lemon operations revenues	$82,154,000	$68,852,000

Avocados	9,519,000	10,759,000
Navel and Valencia oranges	6,539,000	5,576,000
Specialty citrus and other crops	3,024,000	2,756,000
Other agribusiness revenues	19,082,000	19,091,000
Agribusiness revenues	101,236,000	87,943,000

Residential and commercial rentals	2,688,000	2,655,000
Leased land	1,114,000	1,386,000
Organic recycling and other	342,000	232,000
Rental operations revenues	4,144,000	4,273,000

Real estate development revenues	-	39,000
Total net revenues	$105,380,000	$92,255,000

24. Subsequent Events

The Company has evaluated events subsequent to July 31, 2017 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the Notes to Consolidated Financial Statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

For more than 100 years, we have been making strategic investments in California agricultural and real estate development.  We currently have four active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed units and another approximately 1,700 units in various stages of planning and entitlement.

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

Agribusiness

The agribusiness division is comprised of two of our reportable segments, lemon operations and other agribusiness, and represented approximately 95% of our consolidated revenues for each of our fiscal years 2016, 2015 and 2014, of which lemon operations represented 76%, 79% and 77% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively, and other agribusiness represented 19%, 16% and 18% of our fiscal year 2016, 2015 and 2014 consolidated revenues, respectively.

We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our foodservice, wholesale and retail customers throughout the United States, Canada, Asia and other international markets. During the nine months ended July 31, 2017, lemon sales were comprised of approximately 73% in domestic and Canadian sales, 23% in sales to domestic exporters and 4% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts; our olives are sold to a processor and marketer of olives; and our wine grapes are sold to various wine producers.

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

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal years 2016 or 2015 and represented 1% of our consolidated revenues in fiscal year 2014. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

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

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project (the “Joint Venture”). We expect to receive $100.0 million from the Joint Venture over the estimated 7- to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 million to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $2.3 million in fiscal year 2016 and an additional $7.5 million in the nine months ended July 31, 2017. The Joint Venture is planning approximately 632 units in Phase 1 of the project. We have substantially completed Phase 1 tree removal and are currently engaged in other site preparation activities. Our current plans indicate that grading should begin during the fall of 2017 and Phase 1 site improvements during the winter of 2017. The lot sale process with home builders is expected to begin near the end of calendar 2017 and initial closings of lot sales are anticipated to begin in the summer of 2018.

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

On February 24, 2017, we completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5.7 million in cash. PDA also had approximately $1.7 million in long term debt on the acquisition date, which we assumed in the acquisition. A holdback of 10% of the purchase proceeds paid to the seller were withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 210-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of approximately $9.5 million on the acquisition date included a 13% equity interest in Rosales, in which we owned a 35% equity investment. After the Acquisition, we own 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1.9 million in sales for the year ended December 31, 2016. The results of operations of PDA are included in our consolidated results of operations from the acquisition date.

On March 27, 2017, we entered into an agreement to sell our Centennial property for $3,200,000, which after estimated transaction costs will result in a gain of approximately $100,000. Buyer due diligence was completed in August 2017 and escrow is expected to close in September 2017. In June 2017, we accepted an offer on our Pacific Crest property for a sales price of approximately $3.5 million, which after estimated transaction costs, is anticipated to result in a loss of approximately $0.1 million. Such loss was recognized as an impairment in the second quarter of fiscal year 2017.  The transaction is subject to buyer due diligence. In August 2017, we entered into an agreement to sell the commercial portion of our Sevilla project for approximately $1.5 million, which based on estimated transaction costs, is anticipated to result in a gain of approximately $40,000. The transaction is subject to buyer due diligence and is expected to close in October 2017.

On June 27, 2017, we declared a quarterly cash dividend of $0.055 per common share, which was paid on July 18, 2017 in the aggregate amount of approximately $0.8 million to stockholders of record on July 10, 2017.

Results of Operations

The following table shows the results of operations:

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Revenues:
Agribusiness	$39,050,000	$38,430,000	$101,236,000	$87,943,000
Rental operations	1,345,000	1,454,000	4,144,000	4,273,000
Real estate development	-	19,000	-	39,000
Total net revenues	40,395,000	39,903,000	105,380,000	92,255,000
Costs and expenses:
Agribusiness	23,022,000	21,151,000	75,821,000	67,861,000
Rental operations	929,000	889,000	2,934,000	2,711,000
Real estate development	47,000	249,000	172,000	1,880,000
Impairments of real estate development assets	-	-	120,000	-
Selling, general and administrative	3,229,000	3,420,000	10,192,000	9,728,000
Total costs and expenses	27,227,000	25,709,000	89,239,000	82,180,000
Operating income:
Agribusiness	16,028,000	17,279,000	25,415,000	20,082,000
Rental operations	416,000	565,000	1,210,000	1,562,000
Real estate development	(47,000)	(230,000)	(292,000)	(1,841,000)
Selling, general and administrative	(3,229,000)	(3,420,000)	(10,192,000)	(9,728,000)
Operating income	13,168,000	14,194,000	16,141,000	10,075,000
Other income (expense):
Interest expense, net	(521,000)	(473,000)	(1,372,000)	(1,036,000)
Gain on sale of stock in Calavo Growers, Inc.	-	3,419,000	-	3,419,000
Equity in earnings of investments	76,000	235,000	9,000	206,000
Other income, net	37,000	47,000	364,000	463,000
Total other income (expense)	(408,000)	3,228,000	(999,000)	3,052,000
Income before income taxes	12,760,000	17,422,000	15,142,000	13,127,000
Income tax provision	(5,017,000)	(6,693,000)	(5,935,000)	(5,088,000)
Net income	$7,743,000	$10,729,000	$9,207,000	$8,039,000

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

	Three Months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016

Net income	$7,743,000	$10,729,000	$9,207,000	$8,039,000
Interest expense, net	521,000	473,000	1,372,000	1,036,000
Income taxes	5,017,000	6,693,000	5,935,000	5,088,000
Depreciation and amortization	1,633,000	1,451,000	4,824,000	3,863,000
EBITDA	14,914,000	19,346,000	21,338,000	18,026,000
Impairment of real estate development assets	-	-	120,000	-
Adjusted EBITDA	$14,914,000	$19,346,000	$21,458,000	$18,026,000

Third Quarter of Fiscal Year 2017 Compared to the Third Quarter of Fiscal Year 2016

Revenues

Total revenue for the third quarter of fiscal year 2017 was $40.4 million compared to $39.9 million for the third quarter of fiscal year 2016. The 1% increase of $0.5 million was primarily the result of increased agribusiness revenue, as detailed below:

	Agribusiness Revenues for the Three Months Ended July 31,
	2017	2016	Change

Lemons	$29,995,000	$26,209,000	$3,786,000	14%
Avocados	7,490,000	9,571,000	(2,081,000)	(22%)
Navel and Valencia oranges	1,118,000	1,891,000	(773,000)	(41%)
Specialty citrus and other crops	447,000	759,000	(312,000)	(41%)
Agribusiness revenues	$39,050,000	$38,430,000	$620,000	2%

•	Lemons: The increase in the third quarter of fiscal year 2017 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2016. During the third quarters of fiscal years 2017 and 2016, fresh lemon sales were $26.1 million and $23.0 million, respectively, on 919,000 and 846,000 cartons of lemons sold at average per carton prices of $28.45 and $27.19, respectively. Additionally, lemon revenues include $2.2 million shipping and handling, $1.1 million lemon by-products and $0.6 million other lemon sales in the third quarter of fiscal year 2017 compared to $1.7 million shipping and handling, $1.2 million lemon by-product and $0.3 million other lemon sales during the same period in fiscal year 2016.

•	Avocados: The decrease in the third quarter of fiscal year 2017 was primarily the result of lower volume of avocados sold partially offset by higher prices compared to the same period in fiscal year 2016. During the third quarter of fiscal year 2017, 5.0 million pounds of avocados were sold at an average per pound price of $1.50 compared to 9.5 million pounds sold at an average per pound price of $1.01 during the same period in fiscal year 2016. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. Our fiscal year 2017 avocado harvest is substantially complete and the higher prices in fiscal year 2017 were the result of lower supply in the marketplace.

•	Navel and Valencia oranges: The decrease in the third quarter of fiscal year 2017 was primarily attributable to lower prices and volume of oranges sold compared to the same period in fiscal year 2016. In the third quarter of fiscal year 2017, 313,000 40-pound carton equivalents of oranges were sold at average per carton prices of $3.57 compared to 338,000 40-pound carton equivalents sold at average per carton prices of $5.59 in the third quarter of fiscal year 2016.

•	Specialty citrus and other crops: The decrease in the third quarter of fiscal year 2017 was primarily the result of lower prices of specialty citrus sold partially offset by higher volume compared to the same period in fiscal year 2016. During the third quarter of fiscal year 2017, 123,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $3.63 compared to 59,000 40-pound carton equivalents sold at an average per carton price of $12.36 during the same period in fiscal year 2016.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2017 were $27.2 million compared to $25.7 million in the third quarter of fiscal year 2016, for a 6% increase of $1.5 million. This increase was primarily attributable to increases in our agribusiness costs partially offset by decreases in our real estate development expenses and selling, general and administrative expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2017	2016	Change

Packing costs	$5,727,000	$5,878,000	$(151,000)	(3%)
Harvest costs	3,168,000	4,417,000	(1,249,000)	(28%)
Growing costs	4,733,000	4,063,000	670,000	16%
Third-party grower costs	8,007,000	5,598,000	2,409,000	43%
Depreciation and amortization	1,387,000	1,195,000	192,000	16%
Agribusiness costs and expenses	$23,022,000	$21,151,000	$1,871,000	9%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $5.1 million and $5.6 million in the third quarter of fiscal years 2017 and 2016, respectively. The decrease in the third quarter of fiscal year 2017 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to the third quarter of fiscal year 2016. During the third quarter of fiscal year 2017, we packed and sold 919,000 cartons of lemons at average per carton costs of $5.58 compared to 846,000 cartons of lemons sold at average per carton costs of $6.59 during the same period in fiscal year 2016. Lemon packing efficiency has improved primarily as a result of our new facility that became operational during March 2016. Additionally, packing costs include $0.3 million of shipping costs in the third quarter of fiscal years 2017 and 2016. Further, in the third quarter of fiscal year 2017, we incurred $0.3 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The decrease in the third quarter of fiscal year 2017 is primarily attributable to decreased volume of avocados and oranges partially offset by increased volume of lemons and specialty citrus harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2017 is primarily due to net increased costs of $0.7 million for cultivation, fertilization and soil amendments, pruning and PDA growing costs compared to the same period in fiscal year 2016. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2017 is primarily attributable to higher volume of third-party grower fruit sold. Of the 919,000 and 846,000 cartons of lemons packed and sold during the third quarter of fiscal years 2017 and 2016, respectively, 342,000 (37%) and 236,000 (28%) were procured from third-party growers at average per carton prices of $23.32 and $22.87, respectively. Additionally, we incurred $32,000 of costs for purchased, packed fruit to sell in the third quarter of fiscal year 2017 compared to $0.2 million during the same period in fiscal year 2016.

•	Depreciation expense for the third quarter of fiscal year 2017 was approximately $0.2 million higher than the third quarter of fiscal year 2016 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

Real estate development expenses in the third quarter of fiscal year 2017 were $47,000 compared to $0.2 million in the third quarter of fiscal year 2016. In October 2016, we repurposed Windfall from a real estate development project to an agricultural ranch and the third quarter of fiscal year 2016 includes $0.2 million of operating expenses associated with Windfall.

Selling, general and administrative costs and expenses were $3.2 million in the nine months ended July 31, 2017 compared to $3.4 million in the nine months ended July 31, 2016.

Other Income (Expense)

Other income (expense), net was $0.4 million of expense for the third quarter of fiscal year 2017 compared to $3.2 million of income for the third quarter of fiscal year 2016. The $3.6 million decrease in income was primarily due to an increase in net interest expense in the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016 and $3.4 million gain recognized in the third quarter of fiscal year 2016 on the sale of stock in Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.6 million and $0.4 million of interest in the third quarter of fiscal years 2017 and 2016, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $5.0 million in the third quarter of fiscal year 2017 on pre-tax income of $12.8 million compared to an estimated income tax provision of $6.7 million on pre-tax income of $17.4 million in the third quarter of fiscal year 2016. Our projected annual effective tax rate for fiscal year 2017 is approximately 39.0%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% of the net loss of PDA.

Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

Revenues

Total revenue for the nine months ended July 31, 2017 was $105.4 million compared to $92.3 million for the nine months ended July 31, 2016. The 14% increase of $13.1 million was primarily the result of increased agribusiness revenues as detailed below:

	Agribusiness Revenues for the Nine Months Ended July 31,
	2017	2016	Change

Lemons	$82,154,000	$68,852,000	$13,302,000	19%
Avocados	9,519,000	10,759,000	(1,240,000)	(12%)
Navel and Valencia oranges	6,539,000	5,576,000	963,000	17%
Specialty citrus and other crops	3,024,000	2,756,000	268,000	10%
Agribusiness revenues	$101,236,000	$87,943,000	$13,293,000	15%

•	Lemons: The increase in the nine months ended July 31, 2017 was primarily the result of higher volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2016. In the nine months ended July 31, 2017 and 2016, fresh lemon sales were $67.8 million and $58.2 million, respectively, on 2,786,000 and 2,379,000 cartons of lemons sold at average per carton prices of $24.33 and $24.46, respectively. Additionally, lemon revenues include $7.6 million shipping and handling, $4.6 million lemon by-products and $2.2 million other lemon sales in the nine months ended July 31, 2017 compared to $4.4 million shipping and handling, $4.1 million lemon by-product and $2.2 million other lemon sales during the same period in fiscal year 2016.

•	Avocados: The decrease in the nine months ended July 31, 2017 was primarily the result of lower volume of avocados sold partially offset by higher prices compared to the same period in fiscal year 2016. In the nine months ended July 31, 2017, 6.3 million pounds of avocados were sold at an average per pound price of $1.51 per pound compared to 11.4 million pounds sold at an average per pound price of $0.95 during the same period in fiscal year 2016. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. Our fiscal year 2017 avocado harvest is substantially complete and the higher prices in fiscal year 2017 are the result of lower supply in the marketplace.

•	Navel and Valencia oranges: The increase in the nine months ended July 31, 2017 was primarily the result of higher prices of oranges sold partially offset by lower volume compared to the same period in fiscal year 2016. In the nine months ended July 31, 2017, 889,000 40-pound carton equivalents of oranges were sold at average per carton prices of $7.36 compared to 998,000 40-pound carton equivalents sold at average per carton prices of $5.59 in the nine months ended July 31, 2016. The higher prices in the nine months ended July 31, 2017, compared to the same period in fiscal year 2016, are primarily due to a combination of more favorable market conditions and higher prices recognized for Limoneira branded oranges. Sales of Limoneira branded oranges, which we sell directly to our customers, are not reduced by packing service charges incurred with an independent packinghouse whereas sales of oranges sold to third-party packinghouses are net of third-party packinghouse charges to pack and sell our fruit.

•	Specialty citrus and other crops: The increase in the nine months ended July 31, 2017 was primarily the result of higher volume of specialty citrus sold partially offset by lower prices compared to the same period in fiscal year 2017. During the nine months ended July 31, 2017, 359,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $8.42 compared to 261,000 40-pound carton equivalents sold at an average per carton price of $10.56 during the same period in fiscal year 2016.

Costs and Expenses

Total costs and expenses in the nine months ended July 31, 2017 were $89.2 million compared to $82.2 million in the nine months ended July 31, 2016, for a 9% increase of $7.0 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses partially offset by decreases in our real estate development expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure for third-party growers and depreciation expense. These costs are discussed further below:

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2017	2016	Change

Packing costs	$19,629,000	$17,900,000	$1,729,000	10%
Harvest costs	11,845,000	11,393,000	452,000	4%
Growing costs	16,679,000	15,175,000	1,504,000	10%
Third-party grower costs	23,575,000	20,297,000	3,278,000	16%
Depreciation and amortization	4,093,000	3,096,000	997,000	32%
Agribusiness costs and expenses	$75,821,000	$67,861,000	$7,960,000	12%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $16.3 million and $17.1 million in the nine months ended July 31, 2017 and 2016, respectively. The decrease in the nine months ended July 31, 2017 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to the nine months ended July 31, 2016. In the nine months ended July 31, 2017, we packed and sold 2,786,000 cartons of lemons at average per carton costs of $5.87 compared to 2,379,000 cartons of lemons at average per carton costs of $7.19 during the same period in fiscal year 2016. Lemon packing efficiency has improved primarily as a result of our new facility that became operational during March 2016. Additionally, packing costs include $1.1 million of shipping costs in the nine months ended July 31, 2017 compared to $0.8 million in the nine months ended July 31, 2016. Further, in the nine months ended July 31, 2017, we incurred $2.2 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in the nine months ended July 31, 2017 is primarily attributable to increased volume of lemons and specialty citrus harvested partially offset by decreased volume of avocados and oranges harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in growing costs in the nine months ended July 31, 2017 is primarily due to net increased costs of $1.5 million for cultivation, fertilization and soil amendments, pruning and PDA growing costs compared to the same period in fiscal year 2016. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the nine months ended July 31, 2017 was primarily attributable to higher volume of third-party grower fruit sold. Of the 2,786,000 and 2,379,000 cartons of lemons sold during the nine months ended July 31, 2017 and 2016, respectively, 1,177,000 (42%) and 951,000 (40%) were procured from third-party growers at average per carton costs of $19.92 and $21.03, respectively. Additionally, we incurred $0.1 million of costs for purchased, packed fruit to sell in the nine months ended July 31, 2017 compared to $0.3 million during the same period in fiscal year 2016.

•	Depreciation expense for the nine months ended July 31, 2017 was $1.0 million higher than the nine months ended July 31, 2016 due to the acquisition of PDA in February 2017 and to the placement of our new, expanded lemon packing facility into service in March 2016.

Real estate costs and expenses were $0.3 million in the nine months ended July 31, 2017 compared to $1.9 million in the same period in fiscal year 2016. Real estate development costs and expenses in the nine months ended July 31, 2017 include $0.1 million impairment on our Pacific Crest real estate development project. The fiscal year 2016 real estate costs and expenses were primarily due to $1.2 million of transaction costs paid upon entering into a joint venture with Lewis for the residential development of our East Area I real estate development project.

Selling, general and administrative costs and expenses were $10.2 million in the nine months ended July 31, 2017 compared to $9.7 million in the nine months ended July 31, 2016. The increase in the nine months ended July 31, 2017 is primarily due to increased salaries, benefits and incentive compensation as a result of projected improved operating results as of July 31, 2017 compared to July 31, 2016.

Other Income (Expense)

Other income (expense), net was $1.0 million of expense in the nine months ended July 31, 2017 compared to $3.1 million of income in the nine months ended July 31, 2016. The $4.1 million decrease in income was primarily due to an increase in net interest expense in the nine months ended July 31, 2017 compared to the same period in fiscal year 2016 and $3.4 million gain recognized in the third quarter of fiscal year 2016 on the sale of stock in Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $1.4 million of interest in each of the nine months ended July 31, 2017 and 2016. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $5.9 million in the nine months ended July 31, 2017 on pre-tax income of $15.1 million compared to an estimated income tax provision of $5.1 million on pre-tax income of $13.1 million in the nine months ended July 31, 2016. Our projected annual effective tax rate for fiscal year 2017 is approximately 39.0%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% of the net loss of PDA.

Segment Results of Operations

We evaluate the performance of our agribusiness, rental operations and real estate development segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 23 - Segment Information of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

The following table shows the segment results of operations for the three and nine months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Lemon operations:
Revenues	$29,995,000	$26,209,000	$82,154,000	$68,852,000
Costs and expenses	17,581,000	15,614,000	58,180,000	53,719,000
Operating income	12,414,000	10,595,000	23,974,000	15,133,000

Other agribusiness:
Revenues	9,055,000	12,221,000	19,082,000	19,091,000
Costs and expenses	4,054,000	4,342,000	13,548,000	11,046,000
Operating income	5,001,000	7,879,000	5,534,000	8,045,000

Lemon and other agribusiness depreciation and amortization	1,387,000	1,195,000	4,093,000	3,096,000
Total agribusiness operating income	16,028,000	17,279,000	25,415,000	20,082,000

Rental operations:
Revenues	1,345,000	1,454,000	4,144,000	4,273,000
Costs and expenses	738,000	702,000	2,367,000	2,166,000
Depreciation and amortization	191,000	187,000	567,000	545,000
Operating income	416,000	565,000	1,210,000	1,562,000

Real estate development:
Revenues	-	19,000	-	39,000
Costs and expenses	47,000	234,000	292,000	1,835,000
Depreciation and amortization	-	15,000	-	45,000
Operating loss	(47,000)	(230,000)	(292,000)	(1,841,000)

Selling, general and administrative expenses	(3,229,000)	(3,420,000)	(10,192,000)	(9,728,000)
Total operating income	$13,168,000	$14,194,000	$16,141,000	$10,075,000

Third Quarter of Fiscal Year 2017 Compared to the Third Quarter of Fiscal Year 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the third quarter of fiscal year 2017, our lemon operations segment revenue was $30.0 million compared to $26.2 million for the third quarter of fiscal year 2016; a 14% increase of $3.8 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the third quarter of fiscal year 2017, our lemon operations costs and expenses were $17.6 million compared to $15.6 million for the third quarter of fiscal year 2016. The 13% increase of $2.0 million primarily consisted of the following:

•	Packing and shipping costs for the third quarter of fiscal year 2017 were $0.4 million lower than the third quarter of fiscal year 2016.

•	Harvest costs for the third quarter of fiscal year 2017 were $0.5 million lower than the third quarter of fiscal year 2016.

•	Growing costs for the third quarter of fiscal year 2017 were $0.5 million higher than the third quarter of fiscal year 2016.

•	Third-party grower costs for the third quarter of fiscal year 2017 were $2.4 million higher than the third quarter of fiscal year 2016.

Other Agribusiness

For the third quarter of fiscal year 2017 our other agribusiness segment revenue was $9.1 million compared to $12.2 million for the third quarter of fiscal year 2016. The 25% decrease of $3.1 million primarily consisted of the following:

•	Avocado revenue for the third quarter of fiscal year 2017 was $2.1 million lower than the third quarter of fiscal year 2016.

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2017 were $0.8 million lower than the third quarter of fiscal year 2016.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2017 were $0.3 million lower than the third quarter of fiscal year 2016.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the third quarter of fiscal year 2017, our other agribusiness costs were $4.1 million compared to $4.3 million for the third quarter of fiscal year 2016. The 7% decrease of $0.3 million primarily consisted of the following:

•	Orange and specialty citrus packing service charges for the third quarter of fiscal year 2017 were $0.3 million compared to zero in the third quarter of fiscal year 2016. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the third quarter of fiscal year 2017 were $0.9 million lower than the third quarter of fiscal year 2016.

•	Growing costs for the third quarter of fiscal year 2017 were $0.4 million higher than the third quarter of fiscal year 2016.

Lemon and other agribusiness depreciation and amortization for the third quarter of fiscal year 2017 were $0.2 million higher than the third quarter of fiscal year 2016.

Rental Operations

For the third quarter of fiscal year 2017, our rental operations had revenues of $1.3 million compared to $1.5 million in the third quarter of fiscal year 2016.

Costs and expenses in our rental operations segment for the third quarter of fiscal year 2017 were similar to the third quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

Our real estate development segment had no significant revenues in the third quarters of fiscal years 2017 and 2016.

Costs and expenses in our real estate development segment for the third quarter of fiscal year 2017 were $0.2 million lower than the third quarter of fiscal year 2016.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the third quarter of fiscal year 2017 were $0.2 million lower than the third quarter of fiscal year 2016. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Lemon Operations

For the nine months ended July 31, 2017, our lemon operations segment revenue was $82.2 million compared to $68.9 million for the nine months ended July 31, 2016, a 19% increase of $13.3 million.

Costs and expenses associated with our lemons operations segment include packing costs, harvest costs, growing costs and costs of fruit we procure from third-party growers. For the nine months ended July 31, 2017, our lemon operations costs and expenses were $58.2 million compared to $53.7 million for the nine months ended July 31, 2016. The 8% increase of $4.5 million primarily consisted of the following:

•	Packing and shipping costs for the nine months ended July 31, 2017 were $0.5 million lower than the nine months ended July 31, 2016.

•	Harvest costs for the nine months ended July 31, 2017 were $0.7 million higher than the nine months ended July 31, 2016.

•	Growing costs for the nine months ended July 31, 2017 were $0.9 million higher than the nine months ended July 31, 2016.

•	Third-party grower costs for the nine months ended July 31, 2017 were $3.3 million higher than the nine months ended July 31, 2016.

Other Agribusiness

For the nine months ended July 31, 2017, our other agribusiness revenues were similar to the nine months ended July 31, 2016 and consisted of the following:

•	Avocado revenue for the nine months ended July 31, 2017 was $1.2 million lower than the nine months ended July 31, 2016.

•	Navel and Valencia orange revenues for the nine months ended July 31, 2017 were $1.0 million higher than the nine months ended July 31, 2016.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2017 were $0.3 million higher than the nine months ended July 31, 2016.

Costs associated with our other agribusiness segment include orange and specialty packing service charges, harvest costs and growing costs. For the nine months ended July 31, 2017, our other agribusiness costs and expenses were $13.5 million compared to $11.0 million for the nine months ended July 31, 2016. The 23% increase of $2.5 million primarily consisted of the following:

•	Orange and specialty citrus packing service charges for the nine months ended July 31, 2017 were $2.2 million compared to zero in the nine months ended July 31, 2016. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the nine months ended July 31, 2017 were $0.3 million lower than the nine months ended July 31, 2016.

•	Growing costs for the nine months ended July 31, 2017 were $0.6 million higher than the nine months ended July 31, 2016.

Lemon and other agribusiness depreciation and amortization for the nine months ended July 31, 2017 were $1.0 million higher than the nine months ended July 31, 2016.

Rental Operations

For the nine months ended July 31, 2017, our rental operations had revenues of $4.1 million compared to $4.3 million in the nine months ended July 31, 2016.

Costs and expenses in our rental operations segment were $2.9 million in the nine months ended July 31, 2017 compared to $2.7 million in the nine months ended July 31, 2016. Depreciation expense was similar period to period at approximately $0.6 million.

Real Estate Development

Our real estate development segment had no significant revenues in the nine months ended July 31, 2017 and 2016.

Real estate development costs and expenses were $0.3 million and $1.9 million for the nine months ended July 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the nine months ended July 31, 2017 were $0.5 million higher than the nine months ended July 31, 2016. Depreciation expense was similar period to period at approximately $0.2 million.

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

Results of Operations for the Trailing Twelve Months ended July 31, 2017 and July 31, 2016

The following table shows the unaudited results of operations:

	Trailing twelve months ended July 31,
	2017	2016
Revenues:
Agribusiness	$119,423,000	$100,799,000
Rental operations	5,474,000	5,608,000
Real estate development	17,000	60,000
Total revenues	124,914,000	106,467,000
Costs and expenses:
Agribusiness	91,564,000	81,739,000
Rental operations	3,840,000	3,680,000
Real estate development	473,000	2,404,000
Selling, general and administrative	13,783,000	13,447,000
Total costs and expenses	109,660,000	101,270,000
Operating income	15,254,000	5,197,000
Other income (expense):
Interest expense, net	(1,745,000)	(1,082,000)
Equity in earnings of investments	437,000	256,000
Gain on sale of stock in Calavo Growers, Inc.	-	8,452,000
Gain on sale of conservation easement	995,000	-
Gain on sale of Wilson Ranch	-	935,000
Other income, net	399,000	520,000
Total other income	86,000	9,081,000
Income before income taxes	15,340,000	14,278,000
Income tax provision	(6,114,000)	(5,585,000)
Net income	$9,226,000	$8,693,000

Twelve Months Ended July 31, 2017 Compared to the Twelve Months Ended July 31, 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $18.4 million in the twelve months ended July 31, 2017 compared to the twelve months ended July 31, 2016 primarily due to increased agribusiness revenues, particularly for lemon sales.

•	Total costs and expenses increased $8.4 million in the twelve months ended July 31, 2017 compared to the twelve months ended July 31, 2016 primarily due to increases in our agribusiness costs and selling, general and administrative expenses, partially offset by decreases in real estate development costs. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily due to higher salaries, benefits and incentive compensation resulting from an increase in projected operating results. The decrease in real estate development costs is primarily due to $1.2 million of transaction costs paid upon entering into a joint venture in November 2015 to develop our East Area I real estate development project. No such costs were incurred in the twelve months ended July 31, 2017.

•	Total other income decreased $9.0 million in the twelve months ended July 31, 2017 compared to the twelve months ended July 31, 2016 primarily due to $0.7 million increase in net interest expense and $8.5 million decrease in gain on the sale of stock in Calavo.

•	Income tax provision increased $0.5 million in the twelve months ended July 31, 2017 compared to the twelve months ended July 31, 2016 primarily due to a $1.1 million increase in earnings before income taxes and an increase in our estimated effective tax rate.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2017, net cash provided by operating activities was $20.1 million compared to net cash provided by operating activities of $10.9 million for the nine months ended July 31, 2016. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the nine months ended July 31, 2017 was $9.2 million compared to $8.0 million for the nine months ended July 31, 2016. The increase of $1.2 million in the nine months July 31, 2017 compared to the same period in fiscal year 2016 was primarily attributable to an increase in operating income of $6.1 million offset by a decrease in other income of $4.1 million and an increase in income tax provision of $0.8 million.

•	Depreciation and amortization increased $1.0 million in the nine months ended July 31, 2017 compared to the same period in fiscal year 2016 primarily due to the acquisition of PDA in February 2017 and to the placement of our new, expanded lemon packing facility into service in March 2016.

•	Non-cash impairment of real estate development assets was $0.1 million in the nine months ended July 31, 2017 and was attributable to an impairment charge recognized in the second quarter on our Pacific Crest project.

•	Loss on disposals of assets was $0.2 million in the nine months ended July 31, 2017 and was primarily the result of expenses incurred from orchard disposals related to real estate development and our on-going orchard redevelopment plans.

•	Stock compensation expense was $1.1 million and $1.0 million in the nine months ended July 31, 2017 and 2016, respectively, and was comprised primarily of vesting and expense recognition of the 2014, 2015, 2016 and 2017 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Cash distributions from equity investments of $0.4 million and $0.3 million during the nine months ended July 31, 2017 and 2016, respectively, were comprised of cash distributions from our investments in Limco Del Mar, Ltd. and Rosales.

•	Accounts receivable, net balance at July 31, 2017 was $10.7 million compared to $9.3 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of approximately $1.3 million in the nine months ended July 31, 2017. Accounts receivable, net balance at July 31, 2016 was $12.6 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $5.1 million. Our accounts receivable balance typically increases during the first three quarters of our fiscal year due to the seasonal nature of our agribusiness operations. The $1.3 million decrease in operating cash flows in the nine months ended July 31, 2017 compared to the $5.1 million decrease in operating cash flows during same period in fiscal year 2016 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $0.9 million of operating cash flows in the nine months ended July 31, 2017 compared to $1.1 million of operating cash flows during the same period in fiscal year 2016. This decrease was primarily due to an initial lower amount of capitalized cultural costs carried at the beginning of fiscal year 2017 and the related decrease in amortization of such costs during the nine months ended July 31, 2017.

•	Income taxes receivable balance at July 31, 2017 was zero compared to $2.8 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $2.8 million for the nine months ended July 31, 2017.

•	Accounts payable and growers payable provided $0.5 million and $0.4 million of operating cash flows in the nine months ended July 31, 2017 and 2016, respectively. The $0.5 million of cash provided in the nine months ended July 31, 2017 was primarily the result of $1.1 million decrease in accounts payable, $2.0 million increase in growers payable and $0.3 million of capital expenditures accrued but not paid at period end. The $0.4 million of cash provided in the nine months ended July 31, 2016 was primarily the result of $2.1 million decrease in accounts payable, $2.8 million increase in growers payable and $0.4 million of capital expenditures accrued but not paid at period end.

•	Accrued liabilities provided $2.0 million of operating cash flows in the nine months ended July 31, 2017 compared to providing $4.5 million of operating cash flows during the same period in fiscal year 2016. The operating cash provided in the nine months ended July 31, 2017 was primarily comprised of accrued income taxes partially offset by payments for incentive compensation, property taxes and lemon suppliers. The operating cash provided in the nine months ended July 31, 2016 was primarily comprised of accrued income taxes partially offset by payments for lease expense.

•	Other long-term liabilities provided $0.1 million of operating cash flows in the nine months ended July 31, 2017 and represented $0.7 million of non-cash pension expense offset by $0.6 million of pension contributions for the period. The $0.1 million of operating cash flows provided during the nine months ended July 31, 2016 represented $0.5 million of non-cash pension expense offset by $0.4 million of pension contributions for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2017, net cash used in investing activities was $23.1 million compared to net cash used in investing activities of $7.9 million during the same period in fiscal year 2016. Net cash used in investing activities was primarily comprised of capital expenditures, acquisitions, sales of assets and investments.

Capital expenditures were $9.6 million in the nine months ended July 31, 2017, comprised of $8.8 million for property, plant and equipment primarily related to orchard and vineyard development and $0.8 million for real estate development projects. Additionally, in the nine months ended July 31, 2017, we purchased PDA for $5.7 million and contributed $7.5 million to the Joint Venture for the development of our East Area I real estate development project.

Capital expenditures were $13.3 million in the nine months ended July 31, 2016, comprised of $9.5 million for property, plant and equipment primarily related to construction and equipment for our lemon packing facilities and orchard redevelopment and $3.8 million for real estate development projects. In December 2015, we purchased 757 acres of agriculture property for $15.1 million. In November 2015, we received $18.0 million for a 50% interest in a joint venture that will develop our East Area I real estate development project. Additionally, we contributed $1.3 million to the joint venture in the nine months ended July 31, 2016.

Cash Flows from Financing Activities

For the nine months ended July 31, 2017, net cash provided by financing activities was $4.8 million compared to net cash used in financing activities of $2.9 million during the same period in fiscal year 2016.

The $4.8 million of cash provided by financing activities during the nine months ended July 31, 2017 was comprised of net borrowings of long-term debt in the amount $8.0 million and payments of common and preferred dividends of $2.8 million. The $2.9 million of cash used in financing activities during the nine months ended July 31, 2016 was primarily comprised of net repayments of long-term debt in the amount of $0.1 million and payments of common and preferred dividends of $2.6 million.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). The Supplements provide aggregate borrowing capacity of $100,000,000 comprised of $60,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The interest rate for any amount outstanding under the Supplements is based on the one month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. We may prepay any amounts outstanding under the Supplements without penalty.

All indebtedness under the Loan Agreement, including any indebtedness under the Supplements, is secured by a first lien on certain of our agricultural properties in Tulare and Ventura counties in California and certain of our building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide that should an event of default occur, Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend our right to draw or request funds on any loan or line of credit. Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A.

The Loan Agreement subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31.

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility. In addition, we have the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan. Additional information regarding the Farm Credit West Credit Facility, the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan can be found in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Farm Credit West Credit Facility

As of July 31, 2017, our outstanding borrowings under the Farm Credit West Credit Facility were $69.5 million and we had $30.5 million of availability. The Farm Credit West Credit Facility currently bears interest at a variable rate equal to the one month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 3.07% at July 31, 2017. We have the ability to prepay any amounts outstanding under the Farm Credit West Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at July 31, 2017.

We have the option of fixing the interest rate under the Farm Credit West Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, we fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017 we entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provides for the prior interest rate swap agreement with Rabobank to now be in place with CoBank. The critical terms of the swap agreement have not changed and counterparty risk has not significantly changed. Additional information regarding the interest rate swap can be found in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Farm Credit West Term Loans

As of July 31, 2017, we had an aggregate of approximately $21.2 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•	Term Loan Maturing November 2022. As of July 31, 2017, we had $3.3 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.70% at July 31, 2017. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of July 31, 2017, Windfall had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 3.70% at July 31, 2017. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of July 31, 2017, we had $9.6 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of July 31, 2017, we had $7.1 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through November 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of July 31, 2017, we had $8.1 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2016.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At July 31, 2017, we had an interest rate swap agreement that locks in the interest rate on $40.0 million of our $100.8 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The remaining $60.8 million of debt bears interest at fixed and variable rates, ranging from 3.07% to 6.48% at July 31, 2017.

Contractual Obligations

The following table presents our Company’s contractual obligations at July 31, 2017 for which cash flows are fixed and determinable:

	Payments Due By Period
Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$66,821,000	$2,338,000	$4,439,000	$44,794,000	$15,250,000
Variable rate debt (principal)	33,948,000	597,000	1,260,000	30,834,000	1,257,000
Operating lease obligations	5,348,000	1,326,000	1,138,000	919,000	1,965,000
Total contractual obligations	$106,117,000	$4,261,000	$6,837,000	$76,547,000	$18,472,000

Interest payments on fixed and variable rate debt	$25,106,000	$4,165,000	$8,087,000	$7,615,000	$5,239,000

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

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The table above assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at July 31, 2017.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 were outstanding at July 31, 2017. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.2 million annually.

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

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, our Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.5 million, $0.4 million, and $0.5 million for fiscal years 2016, 2015, and 2014, respectively and we expect to contribute approximately $0.7 million to the Plan in fiscal year 2017.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to twenty years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant amount of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of ten years we have an option to purchase the array for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant amount of the power to operate four deep-water well pumps located on our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the end of ten years we have the option to purchase the array for $1.3 million.

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

We lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7- to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project, and we funded $7.5 million in the nine months ended July 31, 2017 and $2.3 million in fiscal year 2016. The Joint Venture partners may be required to provide loans guarantees for project loans.

Off-Balance Sheet Arrangements

As discussed above and in Note 7 – Real Estate Development and Note 8 – Equity Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2016 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Recent Accounting Pronouncements

Please see Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

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

Real Estate Development Costs - We capitalize the planning, entitlement, construction, development costs and interest associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities or the commencement of sales. Once a project is considered substantially complete, future costs are expensed as incurred. For the nine months ended July 31, 2017, we capitalized approximately $5.0 million of costs related to our real estate projects and expensed approximately $0.3 million of costs.

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

Business Combinations and Asset Acquisitions – Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis.  Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.

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

Impairment of Long-Lived Assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. For the nine months ended July 31, 2017, we recorded $0.1 million impairment charge on our Pacific Crest real estate development project.

Defined Benefit Retirement Plan – As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rates of return and mortality tables. During 2016, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP-2016, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2016, the assumed discount rate used to measure the pension obligation decreased from 4.1% to 3.6% as a result of changes in market interest rates. We used the latest mortality tables released by the SOA through October 2016 to measure our pension obligation as of October 31, 2016 and combined with the decrease in the assumed discount rate and other demographic assumptions, our pension obligation increased by approximately $1.3 million as of October 31, 2016 with a corresponding decrease in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

Disclosure Controls and Procedures. As of July 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Acquisition of PDA. We will exclude PDA’s operations from our management’s report on internal control over financial reporting as we continue to evaluate its internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Certificate of Amendment of Certification of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.8	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.10 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.8.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.8.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

3.8.3	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form, 8-K, filed January 25, 2017 (File No. 001-34755))

3.8.4	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 26, 2017 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (File No. 001-34755))

10.1	Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.2	Revolving Credit Facility Supplement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.3	Non-revolving Credit Facility Supplement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

September 11, 2017	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 11, 2017	By:	/s/ JOSEPH D. RUMLEY
Joseph D. Rumley
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

