Form 10-K
period 2017-10-31
Limoneira CO
filed 2018-01-08
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑  No     ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☑  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $247.3 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2017 was 14,521,655.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which we intend to hold on March 27, 2018, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2017.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include:

•	changes in laws, regulations, rules, quotas, tariffs and import laws;

•	adverse weather conditions, natural disasters and other adverse natural conditions, including freezes, rains, fires and droughts, that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in this Annual Report.

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

All references to “we,” “us,” “our,” “our Company,” “the Company,” or “Limoneira” in this Annual Report mean Limoneira Company, a Delaware corporation, and its wholly owned subsidiaries.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 4,800 acres of lemons, 900 acres of avocados, 1,500 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business and a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard, both located near La Serena, Chile.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells for our PDA farming operations in Chile.

For more than 100 years, we have been making strategic investments in California agriculture and real estate development. We currently have three active real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 245 completed rental units and another approximately 1,700 units in various stages of planning and development.

Fiscal Year 2017 Highlights and Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. We anticipate Phase 1 site improvements will begin during the winter of this year. The lot sale process with home builders is expected to begin in the spring of 2018 and initial closings of lots sales are anticipated to begin in the first quarter of fiscal year 2019.

To consummate the joint venture transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project, including Lewis’ $20.0 million investment in the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $7.5 million in fiscal year 2017, $2.3 million in fiscal year 2016 and an additional $3.5 million in the first quarter of fiscal year 2018. We also entered a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

On February 24, 2017, we completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5.7 million in cash. PDA also had approximately $1.7 million in long-term debt on the acquisition date, which we assumed in the acquisition. PDA is a 200-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of approximately $9.5 million on the acquisition date included a 13% equity interest in Rosales, in which we owned a 35% equity investment. After the acquisition, we own 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1.9 million in sales for the year ended December 31, 2016. The results of operations of PDA are included in our consolidated results of operations from the acquisition date.

In June 2017, we entered into a Master Loan Agreement with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (collectively, the “Farm Credit West Credit Facility”). The Farm Credit West Credit Facility provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at October 31, 2017. Proceeds from the Farm Credit West Credit Facility were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A.

In March 2017, we entered an agreement to sell our Centennial Square (“Centennial”) property for $3.2 million. This transaction was cancelled in October 2017 because the buyer was unsuccessful in arranging financing, and we recognized $0.1 million of other income from the non-refundable deposit. In October 2017, we entered an agreement with another buyer to sell Centennial for approximately $3.3 million. This transaction closed December 2017 and we received net proceeds of $0.2 million and issued a $3.0 million promissory note secured by the property for the balance of the purchase price. The promissory note matures in June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $0.2 million, which will be deferred until repayment of the promissory note.

In August 2017, we entered an agreement to sell the commercial portion of our Sevilla project for approximately $1.5 million. This transaction closed in November 2017, and we recognized a gain of approximately $10,000.

In December 2017, we entered an agreement to sell our Terraces at Pacific Crest (“Pacific Crest”) property for $3.5 million. After transaction costs, we expect to recognize a gain of approximately $40,000.

On December 19, 2017, we declared a $0.0625 per share dividend which is to be paid on January 17, 2018 in the aggregate amount of approximately $0.9 million to common shareholders of record as of January 2, 2018. This represents a 14% increase in our dividend compared to 2017.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and elimination of the domestic production activities deduction. We are currently evaluating the impact the new tax law will have on our financial condition and results of operations.  Preliminarily, we anticipate a significant reduction in our effective income tax rate and our net deferred federal income tax liabilities as a result of the income tax rate reduction, with such changes being included in our financial statements beginning in the three months ending January 31, 2018.

Business Divisions

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable segments: fresh lemons, lemon packing, avocados and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our six reportable segments, which includes fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Annual Report.

Agribusiness Division

The agribusiness division is comprised of four of our reportable segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented approximately 96%, 95% and 95% of our fiscal year 2017, 2016 and 2015 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 78%, 76% and 79% of our fiscal year 2017, 2016 and 2015 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops.  We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 4,800 acres of lemons, 900 acres of avocados, 1,500 acres of oranges and 1,000 acres of specialty citrus and other crops.  With the acquisition of PDA, we have approximately 200 acres of lemon and oranges plantings in Chile. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable segments within our financial statements. We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 4,800 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County.  Ventura County is California’s top lemon producing county.  Approximately 35% of our lemons are grown in Ventura County, 25% are grown in Tulare County, 25% are grown in Yuma County, Arizona and 15% are grown in San Bernardino County, California. We also grow lemons on approximately 100 acres near La Serena, Chile.

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

With an average annual production of approximately 750,000 tons of lemons, California accounts for approximately 90% of the United States lemon crop, with Arizona producing the majority of the rest.  Between 50% and 70% of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences.  Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or carbonated beverages or other drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year-round.

Avocados.  Our avocado farming is included in our “avocados” reportable segment within our financial statements. We are one of the largest avocado growers in the United States with approximately 900 acres of avocados planted throughout Ventura County.  In California, the avocado growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

Over the last 75 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis.  California-grown avocados are available year-round, with peak production periods occurring between February and September.  Other avocado varieties have a more limited picking season and typically command a lower price.  Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses.  Approximately 98% of our avocado plantings are of the Hass variety.  The storage life of fresh avocados generally ranges from 1 to 4 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Oranges.  Our orange farming is included in our “other agribusiness” reportable segment within our financial statements. While we are primarily known for our high-quality lemons, we also grow oranges.  We have approximately 1,500 acres of oranges planted primarily in Tulare County, California.  In California, the growing area for oranges stretches from Imperial County to Yolo County. For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim.  Throughout the late twentieth century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety. California grown Navel oranges are available from October to June, with peak production periods occurring between January and April.  California grown Valencia oranges are available from March to October, with peak production periods occurring between June and September. Approximately 95% of our orange plantings are of the Navel variety and approximately 5% are of the Valencia variety.

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

Specialty Citrus and Other Crops.  Our specialty citrus and other crop farming is included in our “other agribusiness” reportable segment within our financial statements. A few decades ago, we began growing specialty citrus varieties and other crops that we believed would appeal to changing North American and worldwide demand.  As a result, we currently have approximately 1,000 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios and wine grapes.

Acreage devoted to specialty citrus and other crops in California has been growing significantly over the past few decades, especially with the popularity of the Clementine, a type of mandarin orange. Similar to our oranges, we utilize third-party packinghouses to process and pack our specialty citrus. A portion of our specialty citrus is marketed and sold under the Sunkist brand by Sunkist and orders are processed by Sunkist-member packinghouses. As an agricultural cooperative, Sunkist coordinates the sales and marketing of the specialty citrus and orders are processed by Sunkist-member packinghouses for direct shipment to customers.

We currently market our other crops, such as pistachios and wine grapes, utilizing processors which are not members of agricultural cooperatives. Our pistachios are harvested and sold to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

Plantings

We have agricultural plantings on properties located in Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma, Arizona and La Serena, Chile.  The following is a description of our agriculture properties:

Ranch Name	County / State	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other

Limoneira/Olivelands	Ventura, CA	1,700	700	500	-	-	500
Orchard Farm	Ventura, CA	1,100	500	-	-	-	600
Teague McKevett	Ventura, CA	500	-	100	-	-	400
La Campana	Ventura, CA	300	100	200	-	-	-
Rancho La Cuesta	Ventura, CA	200	100	-	-	-	100
Limco Del Mar	Ventura, CA	200	100	100	-	-	-
Porterville Ranches	Tulare, CA	1,200	400	-	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	-	400	300	-
Windfall Farms	San Luis Obispo, CA	700	-	-	-	300	400
Sheldon Ranches	Tulare, CA	1,000	200	-	600	100	100
Lemons 400	Tulare, CA	800	400	-	-	-	400
Cadiz	San Bernardino, CA	800	600	-	-	-	200
Associated Citrus Packers	Yuma, AZ	1,300	1,200	-	-	-	100
Fruticola Pan de Azucar	La Serena, Chile	200	100	-	100	-	-
Other agribusiness land	Various counties, CA	200	100	-	-	100	-
Total		11,200	4,800	900	1,500	1,000	3,000
Percentage of Total		100%	43%	8%	13%	9%	27%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the “Real Estate Development Division” heading.

Windfall Farms - Creston, California.  Windfall Farms is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, we planted approximately 200 acres of vineyards and an additional 100 acres in 2017. Vineyards are generally productive after four years.  During the fourth quarter of 2017, the vineyards produced their second harvest from the 2014 planting and their first harvest from the 2015 planting, generating approximately 800 tons of grapes and $1.2 million of revenue. We expect to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,500 depending on the grape variety and other factors.

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

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs, and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four years after planting. Currently, we have 1,600 acres of lemons, 100 acres of oranges and 500 acres of specialty citrus and other crops that are under development. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	300	600	800	1,700
Avocados	-	500	400	900
Total Ventura, CA	300	1,100	1,200	2,600
Tulare, CA
Lemons	400	300	500	1,200
Oranges	100	600	700	1,400
Specialty citrus and other	200	400	100	700
Total Tulare, CA	700	1,300	1,300	3,300

San Bernardino, CA - Lemons	400	200	-	600

San Luis Obispo, CA – Wine Grapes	300	-	-	300

Yuma, AZ - Lemons	500	700	-	1,200

La Serena, Chile
Lemons	-	100	-	100
Oranges	-	100	-	100
Total La Serena, Chile	-	200	-	200
Total	2,200	3,500	2,500	8,200
Percentage of Total	27%	43%	30%	100%

Summary by Crop
Lemons	1,600	1,900	1,300	4,800
Avocados	-	500	400	900
Oranges	100	700	700	1,500
Specialty citrus and other	500	400	100	1,000
Total	2,200	3,500	2,500	8,200

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America.  We pack and sell lemons grown by us as well as lemons grown by others, which operations are included in our financial statements under the lemon packing segment. Lemons delivered to our packinghouses in Santa Paula, California and Yuma, Arizona are sized, graded, cooled, ripened and packed for delivery to customers.  Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

A significant portion of the costs related to our lemon packing operation is fixed.  Our strategy for growing the profitability of our lemon packing operations calls for optimizing the percentage of a crop that goes to the fresh market, or fresh utilization, and procuring a larger percentage of the California and Arizona lemon crop.

We invest considerable time and research into refining and improving our lemon packing through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers. In the second quarter of fiscal year 2016, our new lemon packing facility became operational, which is expected to double our lemon packing capacity and has increased the efficiency and financial results of these operations.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling.  The rental operations division represented approximately 4%, 5% and 5% of our fiscal year 2017, 2016 and 2015 consolidated revenues, respectively.

Residential

We own and maintain approximately 245 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. The December 2017 Southern California wildfires destroyed 14 mobile homes, which we estimate to cost approximately $60,000 per unit to replace. In fiscal year 2015, we added 65 new agriculture workforce housing units in Santa Paula, California.  These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant.  As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2017, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage.  Our leased land business provides us with a profitable method to diversify the use of our land.

Organic Recycling

With the help of one of our tenants, Agromin, Inc. (“Agromin”), a processor of premium soil products and a green waste recycler located in Oxnard, California, we have implemented an organic recycling program.  Agromin provides green waste recycling for cities in Santa Barbara, Los Angeles and Ventura Counties. We worked with Agromin to develop an organic recycling facility on our land in Ventura County, to receive green materials (lawn clipping, leaves, bark and other plant materials) and convert such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.  We receive a percentage of the gate fees Agromin collects from regional waste haulers and enjoy the benefits of the organic material.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenues in fiscal years 2017 and 2016 and represented 1% of consolidated revenues in fiscal year 2015.

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

East Area I - Santa Paula, California. East Area I consists of 523 acres that we have used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean.  This property is also known as our Teague McKevett Ranch.  We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.  In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula.  This vote was a requirement of the Save Open-Space and Agricultural Resources (“SOAR”), ordinance that mandates a public vote of the City of Santa Paula for land use conversion.

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $7.5 million in fiscal year 2017, $2.3 million in fiscal year 2016 and an additional $3.5 million in the first quarter of fiscal year 2018. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project. We are planning approximately 632 units in Phase 1 of the project. Grading began in November 2017 and we anticipate Phase 1 site improvements during the winter of this year. The lot sale process with home builders is expected to begin in the spring of 2018 and initial closings of lots sales are anticipated to begin in the first quarter of fiscal year 2019.

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

Santa Maria - Santa Barbara County, California.  As of October 31, 2017, we were invested in three entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels.  Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel follows:

•	Centennial has been approved for 138 apartments on 6 acres and is close to medical facilities, shopping and transportation. We sold Centennial in December 2017.

•	The Terraces at Pacific Crest (“Pacific Crest”) is an approximately 8-acre parcel approved for 112 attached-housing units. In December 2017, we entered an agreement to sell our Terraces at Pacific Crest (“Pacific Crest”) property for $3.5 million.

•	Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use. We sold the commercial portion of Sevilla in November 2017.

Competitive Strengths

Agribusiness Division

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States.  Consequently, we have developed significant experience with a variety of crops, mainly lemons, avocados and oranges.  The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness division, which includes our fresh lemons, lemon packing, avocados and other agribusiness segments unless otherwise noted:

•	Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, and in Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 90% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low-cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	In our fresh lemons and lemon packing segments, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.

•	Since 2010, we have achieved and maintained GLOBALGAP Certification by successfully demonstrating our adherence to specific GLOBALGAP standards. GLOBALGAP is an internationally recognized set of farm standards dedicated to “Good Agricultural Practices” or GAP. We believe that GLOBALGAP Certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues.

•	We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California and provides a significant portion of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County, California. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.

•	We have made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co. and Pioneer Water Company, Inc. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the YMIDD with our acquisition of Associated Citrus Packers, Inc. (“Associated”). In February 2017, we acquired water rights with our purchase of 90% of PDA.

Rental Operations Division

With respect to our rental operations division, we believe our competitive advantages are as follows:

•	Our housing and land rentals provide a consistent, dependable source of cash flow that helps to counter the volatility typically associated with an agricultural business.

•	Our housing rental business allows us to offer a unique benefit to our employees, which in turn helps to provide us with a dependable, long-term employee base.

•	Our leased land business allows us to partner with other agricultural producers that can serve as a profitable alternative to under-producing tree crop acreage.

•	Our organic recycling tenant provides us with a low cost, environmentally friendly solution to weed and erosion control.

Real Estate Development Division

With respect to our real estate development division, we believe our competitive advantages are as follows:

•	Our real estate development activities are primarily focused in coastal areas north of Los Angeles and south of Santa Maria, which we believe have desirable climates for lifestyle families, retirees and athletic and sports enthusiasts.

•	We have entitlements to build approximately 1,500 residential units in our East Area I (Santa Paula Gateway) development and approximately 200 residential units in our Santa Maria property.

•	We have partnered with an experienced and financially strong land developer for our East Area I residential master plan development.

•	Several of our agricultural and real estate investment properties are unique and carry longer-term development potential.

•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property.

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

Agribusiness Division

With respect to our agribusiness division, key elements of our strategy are:

•	Acquire Additional Lemon Producing Properties. To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in the San Joaquin Valley near our existing operations in Tulare County, California.

•	Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona and lemons we acquire from third-party growers, we plan to expand our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•	Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plant. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•	Expand International Production and Marketing of Lemons. We estimate that we currently have approximately 5% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•	Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our nearly 80-year old packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. A project to double the capacity and increase the efficiency of our lemon packing facilities became operational in fiscal year 2016. We expect that this project will ultimately increase fresh lemon processing capacity and has lowered packing costs by reducing labor and handling inputs.

•	Opportunistically Expand our Plantings of Oranges, Specialty Citrus and Other Crops. Our plantings of oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we intend to expand our orange, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•	Opportunistically Expand our Plantings of Avocados. We may opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados frequently offset occasional losses in other crops we grow and help to diversify our fruit production base.

•	Maintain and Grow our Relationship with Calavo. Our alignment with and ownership stake in Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados as well as an equity participation in Calavo’s overall expansion and profitability.

•	Diversify our Agribusiness Portfolio with the Development of a Vineyard at Windfall Farms. Our Windfall Farms property has approximately 500 acres suitable for vineyard development. During fiscal years 2014 and 2015, we planted approximately 200 acres of vineyards and an additional 100 acres in fiscal year 2017. We intend to continue to plant vineyards at the property up to the 500 suitable acres. We believe the vineyards are consistent with our agribusiness strategy and provide diversification to our crop production and operating results.

Rental Operations Division

With respect to our rental operations division, key elements of our strategy include the following:

•	Secure Additional Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. We have built and leased 65 out of a total of 71 approved additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage.

•

Opportunistically Lease Land to Third-Party Crop Farmers.  We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns.  When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek third-party row crop tenants.

•	Opportunistically Expand our Income-Producing Commercial and Industrial Rental Assets. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Real Estate Development Division

With respect to our real estate development division, key elements of our strategy include:

•	Selectively and Responsibly Develop our Agricultural Land. We recognize that long-term strategies are required for successful real estate development activities. We thus intend to maintain our position as a responsible agricultural landowner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

•	Opportunistically Increase our Real Estate Holdings. We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

Customers

With respect to our fresh lemons and lemon packing segments, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets since 2010. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 200 U.S. and international customers during fiscal year 2017. In terms of our avocado segment, we sell all of our avocados to Calavo. In our other agribusiness segment, our oranges, specialty citrus and other crops are sold through Sunkist and other packinghouses and our wine grapes are sold to wine producers.

Raw Materials

In our fresh lemons and lemon packing segments, paper is considered to be a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material.

Information about Geographic Areas

During fiscal year 2017, lemon sales were comprised of 73% domestic sales, 23% sales to domestic exporters and 4% international sales. Additionally, in fiscal year 2017, we had approximately $1.1 million of lemon and orange sales in Chile by PDA. During fiscal year 2016, lemon sales were comprised of 77% domestic sales, 20% sales to domestic exporters and 3% international sales. During fiscal year 2015, lemon sales were comprised of 75% domestic sales, 21% sales to domestic exporters and 4% international sales. All of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of our long-lived assets are located within the United States, we have an investment in a citrus packing, marketing and sales business in La Serena, Chile and we own a 90% interest in a 200-acre lemon and orange ranch in La Serena, Chile.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness division operations are predominantly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter.  With respect to our fresh lemons and lemon packing segment, our lemons are generally grown and marketed throughout the year. In terms of our avocado segment, our avocados are sold generally throughout the year with the peak months being February through September.  In terms of our other agribusiness segment, our Navel oranges are primarily sold from January through April; our Valencia oranges are primarily sold from June through September; our specialty citrus is sold from November through June and our specialty crops, such as pistachios and wine grapes, are sold in September and/or October.

Competition

The agribusiness division crop markets, including those in which all of our agribusiness segments operate, are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. We also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. In our avocado segment specifically, avocado products compete in the supermarket with hummus products and other dips and salsas. U.S. producers of fruit and tree nuts generate approximately $19 billion of fruit and tree nuts each year, about 15% of which is exported. For our specific crops, the size of the U.S. market is approximately $375 million for lemons, approximately $300 to $400 million for avocados depending on the year, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which our agribusiness division operates is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. In our fresh lemons and lemon packing segment, the brands of Limoneira lemons which are of importance include: Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®; these examples of trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with the acquisition of Associated including Kiva® and Kachina®.

Employees

At October 31, 2017, we had 284 employees, 82 of which were salaried and 202 of which were hourly.  None of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

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

Environmental and Regulatory Matters

Our agribusiness and real estate development divisions are subject to a broad range of evolving federal, state and local environmental laws and regulations. For example, the growing, packing, storing and distributing of our products is extensively regulated by various federal and state agencies. The California State Department of Food and Agriculture oversees our packing and processing of lemons and conducts tests for fruit quality and packaging standards.  We are also subject to laws and regulations which govern the use of pesticides and other potentially hazardous substances and the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Advertising of our products is subject to regulation by the Federal Trade Commission and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

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

Risks Related to Our Agribusiness Division

Adverse weather conditions, natural disasters, including earthquakes and wildfires, and other natural conditions, including the effects of climate change, could impose significant costs and losses on our business.

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

All of our crops are subject to damage from frosts and freezes, and this has happened periodically in the recent past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed.

Additionally, a significant portion of our agricultural plantings and our corporate headquarters are located in a region of California that is prone to natural disasters such as earthquakes and wildfires. For example, in December 2017, high winds and the related Southern California wildfires caused a brief power outage at our Santa Paula, California packinghouse and destroyed 14 of our 260 farm worker housing units. While our orchards did not suffer significant damage in the wildfire, the potential for significant damage to a substantial amount of our plantings from a natural disaster in the future continues to exist. Furthermore, if a natural disaster or other event occurs that prevents us from using all or a significant portion of our corporate headquarters, as a result of a power outage or otherwise, or that damages critical infrastructure, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial amount of time.

Our agricultural plantings are potentially subject to damage from disease and pests, which could impose losses on our business and the prevention of which could impose significant additional costs on us.

Fresh produce is also vulnerable to crop disease and to pests, e.g., Mediterranean Fruit Fly and the Asian Citrus Psyllid (“ACP”), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

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

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards, however, to date, only a few instances of HLB have been detected in Los Angeles County, California. There can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $0.9 million of costs in fiscal year 2017 related to pest control efforts targeted against ACP.

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

Directly obtaining and retaining customers, particularly chain stores and other large customers, is highly competitive, and the prices or other terms of our sales arrangements may not be sufficient to retain existing business, maintain current levels of profitability or obtain new business. Industry consolidation (horizontally and vertically) and other factors have increased the buying leverage of the major grocery retailers in our markets, which may put further downward pressure on our pricing and volume and could adversely affect our results of operations.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally from January through April and our Valencia oranges are sold generally from June through September. Our avocados are sold generally throughout the year with the peak months being February through September. Our specialty citrus is sold generally from November through June and our pistachios and wine grapes are sold generally in September and October.

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

The cost of paper is also significant to us because some of our products are packed in cardboard boxes for shipment. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper have negatively impacted our operating income in the past, and there can be no assurance that these increased costs will not adversely affect our operating results in the future.

Increases in labor, personnel and benefits costs could adversely affect our operating results.

We primarily utilize labor contractors to grow, harvest and deliver our fruit to our lemon packinghouse or outside packing facilities. We utilize a combination of employees and labor contractors to process our lemons in our lemon packing facility. Our employees and contractors are in demand by other agribusinesses and other industries. Shortages of labor could delay our harvesting or lemon processing activities or could result in increases in labor costs.

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations which increased minimum wage rates from $10.50 per hour to $11.00 per hour, effective January 1, 2018, and will gradually increase to $15.00 per hour by 2022. The State of Arizona also increased minimum wage rates from $10.00 per hour to $10.50 per hour, effective January 1, 2018, and will gradually increase to $12.00 per hour by 2020. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

Changes in immigration laws could impact the ability of Limoneira to harvest its crops.

We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in U.S. immigration laws. The states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. Termination of a significant number of personnel who are found to be unauthorized workers or the scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus grove operations, financial position, results of operations and cash flows.

The lack of sufficient water would severely impact our ability to produce crops or develop real estate.

The average rainfall in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses, and in some cases governmental authorities have diverted water to other uses. As California has grown, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

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

California has historically experienced periods of below average precipitation. Though recent precipitation has brought relief to California’s drought conditions, the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system, and 100% of the contracted amount of water was provided to San Joaquin Valley farmers this year compared to 75% in 2016 and zero in 2015 and 2014.

For fiscal year 2017, irrigation costs for our agricultural operations were $0.1 million lower than fiscal year 2016. However, costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements in fiscal year 2018 that includes drilling new wells and upgrading existing wells and irrigation systems.

We believe we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations segments of our business and currently do not anticipate that future drought conditions will have a material impact on our operating results. However, if future drought conditions are worse than prior drought conditions or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

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

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. The Federal Perishables Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

Our revolving and non-revolving credit and term loan facilities contain various restrictive covenants that limit our ability to take certain actions. In particular, these agreements limit our ability to, among other things:

•	incur additional indebtedness;

•	make certain investments or acquisitions;

•	create certain liens on our assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer substantially all our assets; and

•	transfer and sell assets.

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility and our Wells Fargo Term Loan contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2017 and 2016, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility and Wells Fargo Term Loan.

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

Our Farm Credit West Credit Facility and certain of our term loans that we have with Farm Credit West and its affiliates currently bear interest at variable rates, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lenders will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Farm Credit West Credit Facility, or our Farm Credit West Term Loans or our Wells Fargo Term Loan, any of which could materially adversely affect our business, financial condition and results of operations. In addition, while we have entered into interest rate swaps as hedging instruments to fix a substantial portion of the variable component of our indebtedness, such interest rate swaps could also have an adverse impact on the comparative results of our operation if prevailing interest rates remain below fixed rates established in such instruments.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In June and December 2017, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, respectively. Market interest rates may continue to increase and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $74.5 million investment we have in the projects could be impaired in the future.

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

We utilize third party contractor and consultant arrangements to assist us in operating our real estate development segment. These contractual arrangements may not be as effective in providing direct control over this business segment. For example, our third-party advisors could fail to take actions required for our real estate development businesses despite its contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third-party advisors would always act in our best interests.

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

Risks Related to Our Common Stock

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

As of October 31, 2017, directors and members of our executive management team beneficially owned or controlled approximately 4.6% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California.  We own approximately 8,700 acres of farm land in California, with approximately 4,100 acres located in Ventura County, approximately 3,900 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County. Additionally, we own approximately 1,300 acres located in Yuma, Arizona and 200 acres in La Serena, Chile. We lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 600 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County.  The land used for agricultural plantings consists of approximately 4,800 acres of lemons, approximately 900 acres of avocados, approximately 1,500 acres of oranges and approximately 1,000 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2017 (in thousands, except per acre amounts):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre

Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,526
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Teague McKevett Ranch	500	8,253	1994	$16,506
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Porterville Ranch	700	6,427	1997	$9,181
Ducor Ranch	900	6,064	1997	$6,738
Jencks Ranch	100	846	2007	$8,460
Windfall Farms	700	16,162	2009	$23,089
Stage Coach Ranch	100	603	2012	$6,030
Martinez Ranch	200	1,363	2012	$6,815
Associated Citrus Packers	1,300	15,035	2013	$11,565
Lemons 400	800	5,180	2013	$6,475
Sheldon Ranches	900	14,110	2016	$15,678
Fruticola Pan de Azucar	200	2,421	2017	$12,105
Other agribusiness land	500	4,685	various	$9,370
	10,200	$88,813

The book value of our agribusiness land holdings of $88.8 million differs from the land balance of $78.9 million included in property plant and equipment in the notes to the consolidated financial statements in Item 8 of this Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes leased farm land, rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We commissioned a new $29.0 million lemon packing facility in the second quarter of 2016 to increase capacity and efficiency of our lemon packing operations. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility.  In 2009, we completed the installation of a one-megawatt solar array (which we also lease through an operating lease agreement), which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own approximately 245 residential units in Ventura and Tulare Counties that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We have built 65 out of a total approved 71 additional residential rental units in Ventura County, California which we began renting in May 2015.

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,700 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development segments of our business and currently do not anticipate that the California drought will have a material impact on our operating results. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells which derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells which derive water from the Paso Robles Basin. Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. In February 2017, we acquired water rights with our purchase of 90% of PDA.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and in fiscal year 2013 we signed a five-year lease with Vintage Petroleum, LLC (“Vintage”) to allow seismic testing on approximately 1,500 acres. In August 2015, Vintage released its interest in a portion of the lease, reducing its leased acreage to approximately 30 acres. We will receive a 20% royalty if any oil and gas is extracted.

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

	High	Low
2017
Fourth Quarter Ended October 31, 2017	$23.97	$20.75
Third Quarter Ended July 31, 2017	$23.63	$18.35
Second Quarter Ended April 30, 2017	$20.99	$16.91
First Quarter Ended January 31, 2017	$21.58	$16.65
2016
Fourth Quarter Ended October 31, 2016	$19.69	$16.33
Third Quarter Ended July 31, 2016	$19.08	$14.81
Second Quarter Ended April 30, 2016	$17.89	$11.50
First Quarter Ended January 31, 2016	$17.57	$11.94

Holders

On December 31, 2017, there were approximately 241 registered holders of our common stock.  The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2017
Fourth Quarter Ended October 31, 2017	$0.055
Third Quarter Ended July 31, 2017	$0.055
Second Quarter Ended April 30, 2017	$0.055
First Quarter Ended January 31, 2017	$0.055
2016
Fourth Quarter Ended October 31, 2016	$0.050
Third Quarter Ended July 31, 2016	$0.050
Second Quarter Ended April 30, 2016	$0.050
First Quarter Ended January 31, 2016	$0.050

In December 2017, we increased our quarterly dividend to $0.0625 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated herein by reference to the Proxy Statement (as defined in Part III of this Annual Report).

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report (in thousands, except per share amounts).

	Years Ended October 31,
	2017	2016	2015	2014	2013

Total net revenues	$121,309	$111,789	$100,311	$103,462	$84,884
Operating income	$11,863	$9,188	$4,583	$9,893	$5,398
Net income attributable to Limoneira Company	$6,595	$8,058	$7,082	$6,991	$4,906
Basic and diluted net income per common share	$0.42	$0.52	$0.46	$0.46	$0.36
Total assets	$339,031	$305,448	$269,370	$246,683	$209,264
Current and long-term debt	$105,113	$90,672	$89,668	$68,150	$61,990
Convertible preferred stock	$10,810	$12,231	$12,281	$12,331	$3,000
Cash dividends declared per share of common stock	$0.22	$0.20	$0.18	$0.17	$0.15

In fiscal year 2017, we completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5.7 million in cash. PDA also had approximately $1.7 million in long term debt on the acquisition date, which we assumed in the acquisition. We capitalized approximately $7.9 million of costs related to our East Areas I & II real estate development projects, $5.2 million of costs related to orchard development and $1.9 million of costs related to vineyard development. Additionally, we contributed $7.5 million to the joint venture for our East Area I real estate development project.

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

As further described in notes to the consolidated financial statements, during March and April 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), which is affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9.3 million.

On September 6, 2013, we completed the acquisition of all of the outstanding stock of Associated, a privately-owned Arizona corporation, for $18.6 million. The purchase price consisted of the issuance of 705,000 unregistered shares of our Company’s common stock with an aggregate value of $16.0 million based on our Company’s stock price on the acquisition date, $1.0 million in cash and the repayment of $1.6 million in Associated’s long-term debt. The acquisition was structured as a tax-free reorganization under Section 368 of the Internal Revenue Code.

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

Certain reclassifications have been made to the Selected Financial Data above to conform to the October 31, 2017 presentation. We reclassified debt issuance costs of $204,000 and $142,000 as of October 31, 2014 and 2013, respectively, from other assets to long-term debt. We reclassified net current deferred income tax assets of $508,000 as of October 31, 2013 from prepaid expenses and other current assets to deferred income taxes.

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

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 4,800 acres of lemons, 900 acres of avocados, 1,500 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales, a citrus packing, marketing and sales business and a 90% interest in PDA, a lemon and orange orchard, both located near La Serena, Chile.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water districts and irrigation districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water from the Cadiz Valley Basin in San Bernardino County. We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District. We use ground water provided by wells for our PDA farming operations in Chile.

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have three active real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 245 completed units and another approximately 1,700 units in various stages of development.

We have three business divisions: agribusiness, rental operations and real estate development. Our agribusiness division is comprised of four reportable segments, fresh lemons, lemon packing, avocados and other agribusiness, and currently generates the majority of our revenue from its farming, harvesting and lemon packing and sales operations; our rental operations division generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development division primarily generates revenues from the sale of real estate development projects. From a general view, we see our Company as a land and farming company that generates annual cash flows to support its progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2017 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2017		2016		2015
Net revenues:
Agribusiness	$115,869	96%	$106,130	95%	$95,124	95%
Rental operations	5,440	4%	5,603	5%	5,104	5%
Real estate development	-	-	56	-	83	-
Total net revenues	121,309	100%	111,789	100%	100,311	100%
Costs and expenses:
Agribusiness	91,162	83%	83,604	81%	77,186	81%
Rental operations	3,932	4%	3,617	4%	3,440	4%
Real estate development	285	-	2,061	2%	1,330	1%
Impairment of real estate development assets	120	-	-	-	-	-
Selling, general and administrative	13,947	13%	13,319	13%	13,772	14%
Total costs and expenses	109,446	100%	102,601	100%	95,728	100%
Operating income:
Agribusiness	24,707		22,526		17,938
Rental operations	1,508		1,986		1,664
Real estate development	(405)		(2,005)		(1,247)
Selling, general and administrative	(13,947)		(13,319)		(13,772)
Operating income	11,863		9,188		4,583
Other (expense) income:
Interest expense, net	(1,778)		(1,409)		(148)
Equity in earnings of investments	49		634		243
Gain on sale of stock in Calavo Growers, Inc.	-		3,419		5,033
Gain on sale of conservation easement	-		995		-
Gain on sale of Wilson Ranch	-		-		935
Other income, net	492		498		410
Total other (expense) income	(1,237)		4,137		6,473

Income before income tax provision	10,626		13,325		11,056

Income tax provision	(4,077)		(5,267)		(3,974)
Net income	6,549		8,058		7,082
Loss attributable to noncontrolling interest	46		-		-
Net income attributable to Limoneira Company	$6,595		$8,058		$7,082

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net income which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015

Net income attributable to Limoneira Company	$6,595	$8,058	$7,082
Interest expense, net	1,778	1,409	148
Income tax provision	4,077	5,267	3,974
Depreciation and amortization	6,467	5,339	4,184
EBITDA	18,917	20,073	15,388
Impairment of real estate development assets	120	-	-
Adjusted EBITDA	$19,037	$20,073	$15,388

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues

Total revenue for fiscal year 2017 was $121.3 million compared to $111.8 million for fiscal year 2016. The 9% increase of $9.5 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2017	2016	Change

Lemons	$94,199	$85,267	$8,932	10%
Avocados	9,522	10,767	(1,245)	(12)%
Navel and Valencia oranges	7,099	6,143	956	16%
Specialty citrus and other crops	5,049	3,953	1,096	28%
Agribusiness revenues	$115,869	$106,130	$9,739	9%

•	Lemons: The increase in fiscal year 2017 was primarily the result of increased volume of fresh lemons sold partially offset by lower prices. During fiscal years 2017 and 2016, fresh lemon sales were $76.5 million and $71.7 million, respectively, on 3.2 million and 2.9 million cartons of fresh lemons sold at average per carton prices of $23.91 and $24.72, respectively. The lower average per carton price in fiscal year 2017 compared to fiscal year 2016 was primarily due to less favorable overall market conditions. Lemon revenues in fiscal year 2017 include $8.8 million shipping and handling, $5.4 million lemon by-products and $3.5 million other lemon sales. Other lemon sales in fiscal year 2017 include $0.8 million of lemon sales in Chile by PDA and $0.3 million of commissions earned on 0.3 million cartons of brokered fruit sales. Lemon revenues in fiscal year 2016 include $4.8 million shipping and handling, $5.0 million lemon by-products and $3.8 million other lemon sales. Other lemon sales in fiscal year 2016 include $0.3 million of commissions earned on 0.2 million cartons of brokered fruit sales.

•	Avocados: The decrease in fiscal year 2017 was primarily due to decreased volume partially offset by higher prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2017 and 2016, 6.3 million and 11.4 million pounds of avocados were sold at average per pound prices of $1.51 and $0.95, respectively. Higher prices in fiscal year 2017 were primarily due to decreased supply in the marketplace.

•	Navel and Valencia oranges: The increase in fiscal year 2017 was primarily due to higher prices for oranges sold partially offset by lower volume. During fiscal years 2017 and 2016, orange sales were $7.1 million and $6.1 million, respectively, on 893,000 and 1,049,000 40-pound carton equivalents of oranges sold at average per carton prices of $7.95 and $5.86, respectively. Orange revenues in fiscal year 2017 include $0.3 million of orange sales in Chile by PDA.

•	Specialty citrus and other crops: The increase in fiscal year 2017 was primarily due to higher volume of wine grapes sold compared to fiscal year 2016. In fiscal year 2017, we sold approximately 800 tons of wine grapes for $1.2 million compared to approximately 200 tons of wine grapes for $0.3 million in fiscal year 2016.

Rental operations revenue was $5.4 million in fiscal year 2017 compared to $5.6 million in fiscal year 2016. The decrease in fiscal year 2017 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Real estate development revenue was zero in fiscal year 2017 compared to $0.1 million in fiscal year 2016. Fiscal year 2016 revenue was comprised primarily of incidental alfalfa sales at our Windfall Farms property.

Costs and Expenses

Total costs and expenses for fiscal year 2017 were $109.4 million compared to $102.6 million for fiscal year 2016. This 7% increase of $6.8 million was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2017	2016	Change

Packing costs	$23,778	$21,939	$1,839	8%
Harvest costs	13,717	13,263	454	3%
Growing costs	21,345	18,774	2,571	14%
Third-party grower costs	26,833	25,307	1,526	6%
Depreciation	5,489	4,321	1,168	27%
Agribusiness costs and expenses	$91,162	$83,604	$7,558	9%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $21.6 million and $21.9 million in fiscal years 2017 and 2016, respectively. The decrease in fiscal year 2017 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to fiscal year 2016. In fiscal year 2017, we packed and sold 3.2 million cartons of lemons at average per carton costs of $6.75 compared to 2.9 million cartons of lemons sold at average per carton costs of $7.55 in fiscal year 2016. Lemon packing efficiency has improved primarily as a result of our new facility that became operational in March 2016. Additionally, packing costs include $1.3 million of shipping costs in fiscal year 2017 compared to $1.0 million in fiscal year 2016. Further, in fiscal year 2017 we incurred $2.2 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in fiscal year 2017 was primarily attributable to higher lemon and wine grape harvest volumes partially offset by lower avocado harvest volume compared to fiscal year 2016.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2017 is primarily due to the acquisition of PDA in February 2017 and a full year of wine grape production compared to fiscal year 2016.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher volume of third-party grower lemons sold, partially offset by lower prices. Of the 3.2 million and 2.9 million cartons sold during fiscal years 2017 and 2016, respectively, 1.4 million (44%) and 1.2 million (42%) were procured from third-party growers at average per carton prices of $19.02 and $20.59, respectively. Additionally, in fiscal year 2017 we incurred $0.2 million of costs for purchased, packed fruit for resale compared to $0.6 million in fiscal year 2016.

•	Depreciation expense in fiscal year 2017 was $1.2 million higher than fiscal year 2016 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

Real estate development expenses for fiscal year 2017 were $0.4 million compared to $2.1 million in fiscal year 2016. Real estate development costs and expenses in fiscal year 2017 include $0.1 million impairment on our Pacific Crest real estate development project. Real estate development costs and expenses in fiscal year 2016 include $1.2 million of transaction costs paid upon entering into a joint venture with Lewis for the residential development of our East Area I real estate development project.

Selling, general and administrative expenses for fiscal year 2017 were $13.9 million compared to $13.3 million for fiscal year 2016. This 5% increase of $0.6 million was primarily attributable to the following:

•	$0.3 million increase in lemon selling expenses primarily due to an increase in personnel;

•	$0.3 million net increase in salaries and benefits primarily due to compensation increases;

•	$0.2 million increase in legal and consulting expenses associated with our acquisition of PDA in February 2017; and

•	$0.1 million decrease in incentive compensation primarily due to lower operating results.

Other (Expense) Income

Other (expense) income, for fiscal year 2017 was $1.2 million of expense compared to $4.1 million of income for fiscal year 2016. The $5.4 million decrease in income is primarily the result of:

•	$0.4 million increase in net interest expense;

•	$0.6 million decrease in equity in earnings of investments;

•	$3.4 million gain on the sales of stock in Calavo in fiscal year 2016; and

•	$1.0 million sale of a conservation easement in fiscal year 2016.

Income Taxes

We recorded an income tax provision of $4.1 million for fiscal year 2017 on pre-tax income of $10.6 million compared to an income tax provision of $5.3 million for fiscal year 2016 on pre-tax income of $13.3 million. Our effective tax rate is 38.4% for fiscal year 2017 compared to an effective rate of 39.5% for fiscal year 2016. The decrease in our effective tax rate in fiscal year 2017 is primarily attributable to increased Domestic Production Activities Deduction resulting from higher qualified production activities income.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% of the net loss of PDA.

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues

Total revenue for fiscal year 2016 was $111.8 million compared to $100.3 million for fiscal year 2015. The 11% increase of $11.5 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2016	2015	Change

Lemons	$85,267	$78,978	$6,289	8%
Avocados	10,767	7,132	3,635	51%
Navel and Valencia oranges	6,143	5,626	517	9%
Specialty citrus and other crops	3,953	3,388	565	17%
Agribusiness revenues	$106,130	$95,124	$11,006	12%

•	Lemons: The increase in fiscal year 2016 was primarily the result of increased volume of fresh lemons sold and increased lemon by-product and other lemon sales partially offset by lower prices. During fiscal years 2016 and 2015, fresh lemon sales were $71.7 million and $67.0 million, respectively, on 2.9 million and 2.7 million cartons of fresh lemons sold at average per carton prices of $24.72 and $24.81, respectively. The lower average per carton price in fiscal year 2016 compared to fiscal year 2015 was primarily due to less favorable overall market conditions. Lemon revenues in fiscal year 2016 include $4.8 million shipping and handling, $5.0 million lemon by-products and $3.8 million other lemon sales. Other lemon sales in fiscal year 2016 include $0.3 million of commissions earned on 0.2 million cartons of brokered fruit sales. Lemon revenues in fiscal year 2015 include $4.2 million shipping and handling, $4.2 million lemon by-products and $3.6 million other lemon sales. Other lemon sales in fiscal year 2015 include $0.1 million of commissions earned on 0.2 million cartons of brokered fruit sales.

•	Avocados: The increase in fiscal year 2016 was primarily due to increased production partially offset by lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2016 and 2015, 11.4 million and 7.0 million pounds of avocados were sold at average per pound prices of $0.95 and $1.02, respectively. Lower prices in fiscal year 2016 were primarily due to increased supply in the marketplace.

•	Navel and Valencia oranges: The increase in fiscal year 2016 was primarily due to higher volume of oranges sold partially offset by lower prices. During fiscal years 2016 and 2015, orange sales were $6.1 million and $5.6 million, respectively, on 1,049,000 and 744,000 40-pound carton equivalents of oranges sold at average per carton prices of $5.86 and $7.56, respectively.

•	Specialty citrus and other crops: The increase in fiscal year 2016 was primarily due to higher volume of specialty citrus sold partially offset by lower prices. In fiscal years 2016 and 2015, we sold 349,000 and 253,000 40-pound carton equivalents of specialty citrus at average per carton prices of $8.33 and $10.79, respectively. Additionally, we sold approximately 200 tons of wine grapes for $0.3 million in fiscal year 2016 compared to zero in fiscal year 2015.

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

Costs and Expenses

Total costs and expenses for fiscal year 2016 were $102.6 million compared to $95.7 million for fiscal year 2015. This 7% increase of $6.9 million was primarily attributable to increases in our agribusiness costs. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2016	2015	Change

Packing costs	$21,939	$20,644	$1,295	6%
Harvest costs	13,263	11,742	1,521	13%
Growing costs	18,774	20,131	(1,357)	(7)%
Third-party grower costs	25,307	21,328	3,979	19%
Depreciation	4,321	3,341	980	29%
Agribusiness costs and expenses	$83,604	$77,186	$6,418	8%

•	Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase in fiscal year 2016 was primarily due to higher volume of cartons packed, partially offset by lower average per carton costs compared to fiscal year 2015. In fiscal years 2016 and 2015, we packed and sold 2.9 million and 2.7 million cartons of lemons at average per carton costs of $7.55 and $7.63, respectively. Additionally, packing costs include $1.0 million of shipping costs in fiscal year 2016 compared to $0.9 million in fiscal year 2015.

•	Harvest costs: The increase in fiscal year 2016 was primarily attributable to higher lemon, avocado, orange and specialty citrus harvest volumes compared to fiscal year 2015.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in fiscal year 2016 is primarily due to decreased lease expense and fertilization and soil amendments of $0.8 million and $0.6 million, respectively, compared to fiscal year 2015.

•	Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher volume of third-party grower lemons sold, partially offset by lower prices. Of the 2.9 million and 2.7 million cartons sold during fiscal years 2016 and 2015, respectively, 1.2 million (42%) and 0.9 million (36%) were procured from third-party growers at average per carton prices of $20.59 and $22.36, respectively. Additionally, we incurred $0.6 million of costs for purchased, packed fruit for resale compared to $0.9 million in fiscal year 2015.

•	Depreciation expense in fiscal year 2016 was $1.0 million higher than fiscal year 2015 primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

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

Selling, general and administrative expenses for fiscal year 2016 were $13.3 million compared to $13.8 million for fiscal year 2015. This 3% decrease of $0.5 million was primarily attributable to the following:

•	$1.2 million decrease in legal and consulting expenses associated with our East Area I real estate development project, which resulted in entering into a real estate development joint venture with Lewis on November 10, 2015; and

•	$1.0 million net increase in salaries, benefits and incentive compensation primarily due to incentive compensation increases as a result of an increase in operating results in fiscal year 2016.

•	$0.3 million net decrease in other selling, general and administrative expenses, including certain corporate overhead expenses.

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

Segment Results of Operations

We operate in six reportable operating segments; fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 24 - Segment Information, in the notes to consolidated financial statements included in this Annual Report for additional information regarding our operating segments.

Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$85,439	$8,760	$–	$9,522	$12,148	$115,869	$5,440	$–	$–	$121,309
Intersegment revenue	–	19,156	(19,156)	–	–	–	–	–	–	–
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	-	-	121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	–	–	–	–	–	5,489	762	-	216	6,467
Operating Income	$18,025	$6,349	$–	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863

Segment information for fiscal year 2016 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$80,437	$4,830	$–	$10,767	$10,096	$106,130	$5,603	$56	$–	$111,789
Intersegment revenue	–	17,123	(17,123)	–	–	–	–	–	–	–
Total net revenues	80,437	21,953	(17,123)	10,767	10,096	106,130	5,603	56		111,789
Costs and expenses	61,742	21,939	(17,123)	4,619	8,106	79,283	2,885	2,006	13,088	97,262
Depreciation and amortization	–	–	–	–	–	4,321	732	55	231	5,339
Operating Income	$18,695	$14	$–	$6,148	$1,990	$22,526	$1,986	$(2,005)	$(13,319)	$9,188

Segment information for fiscal year 2015 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$74,798	$4,180	$–	$7,132	$9,014	$95,124	$5,104	$83	$–	$100,311
Intersegment revenue	–	16,175	(16,175)	–	–	–	–	–	–	–
Total net revenues	74,798	20,355	(16,175)	7,132	9,014	95,124	5,104	83		100,311
Costs and expenses	57,297	20,644	(16,175)	4,026	8,053	73,845	2,859	1,284	13,556	91,544
Depreciation and amortization	–	–	–	–	–	3,341	581	46	216	4,184
Operating Income	$17,501	$(289)	$–	$3,106	$961	$17,938	$1,664	$(1,247)	$(13,772)	$4,583

Fiscal Year 2017 Compared to Fiscal Year 2016

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh lemons

Fresh lemon segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as brokerage commissions. For fiscal year 2017, our fresh lemons segment revenue was $85.4 million compared to $80.4 million for fiscal year 2016, a 6% increase of $5.0 million.

Costs and expenses associated with our fresh lemon segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2017, our fresh lemon costs and expenses were $67.4 million compared to $61.7 million for fiscal year 2016. The 9% increase of $5.7 million primarily consisted of the following:

•	Harvest costs for fiscal year 2017 were $0.8 million higher than fiscal year 2016.

•	Growing costs for fiscal year 2017 were $1.3 million higher than fiscal year 2016.

•	Third-party grower costs for fiscal year 2017 were $1.5 million higher than fiscal year 2016.

•	Intersegment packing charges for fiscal year 2017 were $2.1 million higher than fiscal year 2016.

Lemon packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2017, our lemon packing segment revenue was $27.9 million compared to $22.0 million for fiscal year 2016, a 27% increase of $5.9 million primarily due to increased volume of lemons packed and increased shipping and handling revenues.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2017, our lemon packing costs and expenses were $21.6 million compared to $21.9 million for fiscal year 2016. The 1% decrease of $0.3 million was primarily due to lower average per carton costs partially offset by increased volume of lemons packed.

Lemon packing segment operating income per carton sold was $1.98 and $0.01 for fiscal years 2017 and 2016, respectively.

The lemon packing segment includes $19.2 million and $17.1 million of intersegment revenues for fiscal years 2017 and 2016, respectively, that are charged to the fresh lemon segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2017, our avocados segment revenue was $9.5 million compared to $10.7 million for fiscal year 2016, a 12% decrease of $1.2 million.

Costs and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2017, our avocado costs and expenses were $4.1 million compared to $4.6 million for fiscal year 2016. The 10% increase of $0.5 million primarily consisted of the following:

•	Harvest costs for fiscal year 2017 were $0.5 million lower than fiscal year 2016.

•	Growing costs for fiscal year 2017 were similar to fiscal year 2016.

Other agribusiness

For fiscal year 2017, our other agribusiness segment revenue was $12.1 million compared to $10.1 million for fiscal year 2016. The 20% increase of $2.1 million primarily consists of the following:

•	Navel and Valencia orange revenue in fiscal year 2017 was $1.0 million higher than in fiscal year 2016.

•	Specialty citrus and other crop revenue for fiscal year 2017 was $1.1 million higher than fiscal year 2016.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2017 were $11.7 million compared to $8.1 million for fiscal year 2016. The 44% increase of $3.6 million primarily consists of the following:

•	Orange and specialty citrus packing service charges for fiscal year 2017 were $2.2 million compared to zero in fiscal year 2016. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for fiscal year 2017 were $0.1 million higher than fiscal year 2016.

•	Growing costs for fiscal year 2017 were $1.3 million higher than fiscal year 2016.

Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2017 were $5.5 million compared to $4.3 million in fiscal year 2016. The 27% increase of $1.2 million was primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

Rental Operations

Our rental operations segment had revenues of approximately $5.4 million and $5.6 million in fiscal years 2017 and 2016, respectively. The $0.2 million decrease in fiscal year 2017 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Costs and expenses in our rental operations segment were approximately $3.9 million and $3.6 million in fiscal years 2017 and 2016, respectively. Depreciation expense was $0.8 million and $0.7 million in fiscal years 2017 and 2016, respectively.

Real Estate Development

Our real estate development segment had revenues of zero and $0.1 million in fiscal years 2017 and 2016, respectively.

Costs and expenses in our real estate development segment were approximately $0.4 million and $2.1 million in fiscal years 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2017 were $0.6 million lower than fiscal year 2016.

Fiscal Year 2016 Compared to Fiscal Year 2015

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh lemons

Fresh lemon segment revenue is comprised of sales of fresh lemons, lemon by-products, and other lemon revenue such as brokerage commissions. For fiscal year 2016, our fresh lemons segment revenue was $80.4 million compared to $74.8 million for fiscal year 2016, a 7% increase of $5.6 million.

Costs and expenses associated with our fresh lemon segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2016, our fresh lemon costs and expenses were $61.7 million compared to $57.3 million for fiscal year 2016. The 8% increase of $4.4 million primarily consisted of the following:

•	Harvest costs for fiscal year 2016 were $0.1 million higher than fiscal year 2015.

•	Growing costs for fiscal year 2016 were $0.6 million lower than fiscal year 2015.

•	Third-party grower costs for fiscal year 2016 were $4.0 million higher than fiscal year 2015.

•	Intersegment packing charges for fiscal year 2016 were $0.9 million higher than fiscal year 2015.

Lemon packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2016, our lemon packing segment revenue was $22.0 million compared to $20.4 million for fiscal year 2015, an 8% increase of $1.6 million primarily due to increased volume of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2016, our lemon packing costs and expenses were $21.9 million compared to $20.6 million for fiscal year 2015. The 6% increase of $1.3 million is primarily due to increased volume of lemons packed partially offset by lower average per carton costs.

Lemon packing segment operating income (loss) per carton sold was $0.01 and ($0.11) for fiscal years 2016 and 2015, respectively.

The lemon packing segment includes $17.1 million and $16.2 million of intersegment revenues that are charged to the fresh lemon segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2016, our avocados segment revenue was $10.7 million compared to $7.1 million for fiscal year 2015, a 51% increase of $3.6 million.

Costs and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2016, our avocado costs and expenses were $4.6 million compared to $4.0 million for fiscal year 2015. The 15% increase of $0.6 million primarily consisted of the following:

•	Harvest costs for fiscal year 2016 were $0.5 million higher than fiscal year 2015.

•	Growing costs for fiscal year 2016 were $0.1 million higher than fiscal year 2015.

Other agribusiness

For fiscal year 2016, our other agribusiness segment revenue was $10.1 million compared to $9.0 million for fiscal year 2015. The 12% increase of $1.1 million primarily consists of the following:

•	Navel and Valencia orange revenue in fiscal year 2016 was $0.5 million higher than in fiscal year 2015.

•	Specialty citrus and other crop revenue for fiscal year 2016 was $0.6 million higher than fiscal year 2015.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2016 were similar to fiscal year 2015 and consisted of the following:

•	Harvest costs for fiscal year 2016 were $0.8 million higher than fiscal year 2015.

•	Growing costs for fiscal year 2016 were $0.8 million lower than fiscal year 2015.

Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2016 were $4.3 million compared to $3.3 million for fiscal year 2015. The 29% increase of $1.0 million was primarily due to the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

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

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2017 and October 31, 2016, respectively (in thousands, except per share amounts). The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

	Three Months Ended 2017
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,

Revenues	$15,929	$40,395	$36,893	$28,092
Costs and expenses	20,207	27,227	30,681	31,331
Operating (loss) income	(4,278)	13,168	6,212	(3,239)
Other loss, net	(238)	(408)	(518)	(73)
(Loss) income before income tax benefit (provision)	(4,516)	12,760	5,694	(3,312)
Income tax benefit (provision)	1,858	(5,017)	(2,158)	1,240
Net (loss) income	(2,658)	7,743	3,536	(2,072)
Loss attributable to noncontrolling interest	8	34	4	-
Net (loss) income attributable to Limoneira Company	$(2,650)	$7,777	$3,540	$(2,072)

Net (loss) income per common share:
Basic	$(0.19)	$0.53	$0.24	$(0.16)
Diluted	$(0.19)	$0.52	$0.24	$(0.16)
Number of shares used in per common share computations:
Basic	14,405	14,396	14,269	14,202
Diluted	14,405	14,989	14,719	14,202

	Three Months Ended 2016
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,

Revenues	$19,534	$39,903	$27,365	$24,987
Costs and expenses	20,421	25,709	25,150	31,321
Operating (loss) income	(887)	14,194	2,215	(6,334)
Other income (loss), net	1,085	3,228	(431)	255
Income (loss) before income tax (provision) benefit	198	17,422	1,784	(6,079)
Income tax (provision) benefit	(179)	(6,693)	(562)	2,167
Net income (loss)	$19	$10,729	$1,222	$(3,912)

Net (loss) income per common share:
Basic	$(0.01)	$0.75	$0.08	$(0.29)
Diluted	$(0.01)	$0.71	$0.08	$(0.29)
Number of shares used in per common share computations:
Basic	14,178	14,178	14,174	14,148
Diluted	14,178	15,066	14,174	14,148

The following information compares our fourth quarter ended October 31, 2017 to the fourth quarter ended October 31, 2016. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•	Total revenues decreased $3.6 million in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 primarily due to decreased lemon revenues of $4.4 million partially offset by increased specialty citrus and other crop revenues of $0.8 million. During the fourth quarter of fiscal year 2017, we sold 414,000 cartons of fresh lemons, including 223,000 cartons procured from third-party growers, at an average per carton price of $21.01, compared to 521,000 cartons of fresh lemons, including 249,000 cartons procured from third party growers, at an average per carton price of $25.91 in the fourth quarter of fiscal year 2016. The increase in specialty citrus and other crop revenues in the fourth quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016 is primarily due to increased wine grape revenues.

•	Total costs and expenses decreased $0.2 million in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 primarily due to decreases in agribusiness costs of $0.4 million offset by increases in selling, general and administrative expenses of $0.2 million. The decrease in agribusiness costs is primarily due to decreased third-party grower costs partially offset by increased packing, growing and depreciation costs and expenses. In the fourth quarter of fiscal year 2017, we sold 223,000 cartons of lemons procured from third-party growers at an average per carton cost of $14.16 compared to 249,000 cartons procured from third-party growers at an average per carton cost of $18.92 in the fourth quarter of fiscal year 2016.

•	Total other income decreased $1.3 million in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 primarily due to the fourth quarter fiscal year 2017 $0.4 million decrease in equity in earnings of investments and the fourth quarter of fiscal year 2016 $1.0 million sale of a conservation easement.

•	Income tax provision decreased $2.0 million in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 primarily due to the decrease in pre-tax income of $4.7 million.

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development divisions and to supplement operating cash flows, we utilize our revolving and non-revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, which are readily available from local sources.

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2017, 2016 and 2015, net cash provided by operating activities was $18.5 million, $14.3 million and $7.7 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•	Net income was $6.5 million, $8.1 million and $7.1 million for fiscal years 2017, 2016 and 2015, respectively. The components of net income in fiscal year 2017 compared to fiscal year 2016 consist of an increase in operating income of $2.7 million, a decrease in other income of $5.4 million and a decrease in income tax provision of $1.2 million. The components of net income in fiscal year 2016 compared to fiscal year 2015 consist of an increase in operating income of $4.6 million, a decrease in other income of $2.3 million and an increase in income tax provision of $1.3 million.

•	Depreciation and amortization was $6.5 million, $5.3 million and $4.2 million for fiscal years 2017, 2016 and 2015, respectively. The increase in fiscal year 2017 compared to fiscal year 2016 was primarily the result of the acquisition of PDA in February 2017 and an increase in assets placed in service. The increase in fiscal year 2016 compared to fiscal year 2015 was primarily the result of the acquisition of Sheldon Ranches in December 2015 and placement of our new, expanded lemon packing facility into service in March 2016.

•	Non-cash impairments of real estate development assets were $0.1 million, zero and zero for fiscal years 2017, 2016 and 2015, respectively.

•	Loss on disposals of fixed assets of $0.3 million, $0.1 million and $0.4 million in fiscal years 2017, 2016 and 2015, respectively, were primarily the result of expenses incurred from orchard removals related to real estate development and our on-going orchard redevelopment plans.

•	Non-cash stock compensation expense was $1.3 million, $1.3 million and $1.1 million for fiscal years 2017, 2016 and 2015, respectively, which is primarily comprised of expense recognition and vesting of 2014, 2015, 2016 and 2017 grants to management under our stock grant performance bonus program plus the directors’ stock incentive compensation.

•	Equity in earnings of investments of $49,000, $0.6 million and $0.2 million for fiscal years 2017, 2016 and 2015, respectively, is primarily comprised of net earnings from our investments in Limco Del Mar, Ltd and Rosales.

•	Cash distributions from equity investments of $0.7 million, $0.6 million and $0.8 million in fiscal years 2017, 2016 and 2015, respectively, were primarily from our investments in Limco Del Mar. Ltd and Rosales.

•	We sold 60,000 and 140,000 shares of common stock in Calavo in fiscal years 2016 and 2015, respectively, which resulted in gains of $3.4 million and $5.0 million, respectively. No such transactions occurred in fiscal year 2017.

•	We sold a conservation easement for $1.0 million in fiscal year 2016 and we sold our Wilson Ranch in fiscal year 2015 which resulted in a gain of $0.9 million. No such transactions occurred in fiscal year 2017.

•	Accounts receivable, net balance at October 31, 2017 was $11.0 million compared to $9.3 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of $1.6 million for fiscal year 2017. Accounts receivable, net balance at October 31, 2016 was $9.3 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.9 million for fiscal year 2016. Accounts receivable, net balance was $7.4 million at October 31, 2015 compared to $7.2 million at October 31, 2014, resulting in a corresponding decrease in operating cash flows of $0.2 million for fiscal year 2015. The decreases in operating cash flows for fiscal years 2017, 2016 and 2015 are primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $0.2 million of operating cash flows in fiscal year 2017 compared to providing $0.1 million of operating cash flows in fiscal year 2016, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2017. Cultural costs provided $0.1 million of operating cash flows in fiscal year 2016 compared to using $0.2 million of operating cash flows in fiscal year 2015, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2016.

•	Prepaid expenses and other current assets provided $0.1 million of operating cash flows in fiscal years 2017 and 2016. Prepaid expenses and other current assets provided $0.1 million of operating cash flows in fiscal year 2016 compared to providing $0.2 million in fiscal year 2015.

•	Income taxes receivable balance was $0.6 million at October 31, 2017 compared to $2.8 million at October 31, 2016 resulting in a corresponding increase in operating cash flows of $2.2 million for fiscal year 2017. Income taxes receivable balance was $2.8 million at October 31, 2016 compared to zero at October 31, 2015 resulting in a corresponding decrease in operating cash flows of $2.8 million for fiscal year 2016. Income taxes receivable balance was zero at October 31, 2015 compared to $1.1 million at October 31, 2014 resulting in a corresponding increase in operating cash flows of $1.1 million for fiscal year 2015.

•	Accounts payable and growers payable provided $0.5 million of operating cash flows in fiscal year 2017, provided $0.8 million of operating cash flows in fiscal year 2016 and used $0.9 million of operating cash flows in fiscal year 2015. The $0.5 million of cash provided in fiscal year 2017 was primarily the result of a $1.0 million increase in accounts payable and growers payable partially offset by $0.4 million of capital expenditures accrued but not paid at year-end. The $0.8 million of cash provided in fiscal year 2016 was primarily the result of a $1.7 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end and $0.3 million accrued equity investment contribution. The $0.9 million of cash used in fiscal year 2015 was primarily the result of a $0.3 million increase in accounts payable and growers payable offset by $1.1 million of capital expenditures accrued but not paid at year-end. The increases in accounts payable and growers payable in fiscal years 2017 and 2016 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•	Accrued liabilities used operating cash flows of $1.3 million in fiscal year 2017, provided operating cash flows of $1.2 million in fiscal year 2016 and used operating cash flows of $1.7 million in fiscal year 2015. The $1.3 million of cash used in fiscal year 2017 is primarily the result of $1.1 million decrease in accrued payments to lemon suppliers. The $1.3 million of cash provided in fiscal year 2016 is primarily the result of $0.7 million increase in accrued compensation and $0.5 increase in accrued payments to lemon suppliers. The $1.7 million of cash flows used in fiscal year 2015 is primarily the result of a $1.6 million decrease in accrued compensation related to incentive compensation payments.

•	Other long-term liabilities provided operating cash flows of $0.2 million in fiscal year 2017 and consisted of $0.9 million of non-cash pension expense offset by $0.7 million of pension contributions. Other long-term liabilities provided operating cash flows of $0.1 million in fiscal year 2016 and consisted of $0.6 million of non-cash pension expense offset by $0.5 million of pension contributions. Other long-term liabilities provided operating cash flows of $2.5 million in fiscal year 2015 and consisted primarily of $2.0 million contribution deposit received for joint venture interest and $0.9 million of non-cash pension expense offset by $0.4 million of pension contributions.

Cash Flows from Investing Activities

For the years ended October 31, 2017, 2016 and 2015, net cash used in investing activities was $26.4 million, $11.5 million and $25.8 million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments. Capital expenditures for fiscal year 2016 and 2015 include amounts incurred on two significant projects to expand and modernize our lemon packing operations and add 65 additional farm worker housing units.

•	Capital expenditures for fiscal year 2017 were comprised of $11.6 million for property, plant and equipment primarily related to orchard and vineyard development and $1.3 million for real estate development projects. Additionally, in fiscal year 2017, we purchased PDA for $5.7 million and contributed $7.5 million to the Joint Venture for the development of our East Area I real estate development project.

•	Capital expenditures for fiscal year 2016 were comprised of $12.9 million for property, plant and equipment primarily related to orchard development and construction and equipment purchased for our lemon packing facilities and $3.4 million for real estate development projects. In November 2015, we received $18.0 million for 50% interest in a joint venture that will develop our East Area I real estate development project. We contributed $2.3 million to this joint venture in fiscal year 2016 and purchased $0.6 million of additional limited partnership units in Limco Del Mar, Ltd. In December 2015, we purchased 757 acres of agriculture property for $15.1 million. We received $4.0 million net proceeds from sale of stock in Calavo and $1.0 million net proceeds from the sale of a conservation easement.

•	Capital expenditures for fiscal year 2015 were comprised of $24.7 million for property, plant and equipment, $6.5 million for real estate development projects and $3.4 million for an agriculture property acquisition. These investment activities were partially offset by $2.7 million net proceeds from sale of Wilson Ranch and $6.4 million net proceeds from sale of stock in Calavo.

Cash Flows from Financing Activities

For the years ended October 31, 2017, 2016 and 2015 net cash provided by (used in) financing activities was $8.4 million, ($2.8) million and $18.1 million, respectively.

•	The $8.4 million of cash provided by financing activities for fiscal year 2017 is primarily comprised of net borrowings of long-term debt in the amount of $12.5 million partially offset by common and preferred dividends, in aggregate, of $3.7 million in fiscal year 2017.

•	The $2.8 million of cash used by financing activities for fiscal year 2016 is primarily comprised of net borrowings of long-term debt in the amount of $1.0 million partially offset by common and preferred dividends, in aggregate, of $3.5 million in fiscal year 2016.

•	The $18.1 million of cash provided by financing activities for fiscal year 2015 is primarily comprised of net borrowings of long-term debt in the amount of $21.5 million partially offset by common and preferred dividends, in aggregate, of $3.2 million in fiscal year 2015.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). The Supplements provide aggregate borrowing capacity of $100.0 million comprised of $60.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. The interest rate for any amount outstanding under the Supplements is based on the one month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. We may prepay any amounts outstanding under the Supplements without penalty.

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

The Loan Agreement subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31, with which we were in compliance at October 31, 2017.

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility. In addition, we have the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan. Additional information regarding the Farm Credit West Credit Facility, the Farm Credit West Term Loans, the Wells Fargo Term Loan and the Banco de Chile term loan can be found in the Notes to Consolidated Financial Statements included in this Annual Report.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal year 2018. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of October 31, 2017, our outstanding borrowings under the Farm Credit West Credit Facility were $74.6 million and we had $24.5 million of availability. The Farm Credit West Credit Facility currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 3.08% at October 31, 2017. We have the ability to prepay any amounts outstanding under the Farm Credit West Credit Facility without penalty. The line of credit provides for maximum borrowings of $100.0 million and the borrowing capacity based on collateral value was $100.0 million at October 31, 2017.

Farm Credit West Term Loans

As of October 31, 2017, we had an aggregate of approximately $21.0 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•	Term Loan Maturing November 2022. As of October 31, 2017, we had $3.2 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.70% at October 31, 2017. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of October 31, 2017, Windfall had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 3.70% at October 31, 2017. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of October 31, 2017, we had $9.5 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of October 31, 2017, we had $7.1 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of October 31, 2017, we had $7.7 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2017.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Interest Rate Swap

At October 31, 2017, we had an interest rate swap agreement which locks in the interest rate on $40.0 million of our $105.3 million in debt at 4.30% until June 2018.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40.0 million of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017 the Company entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provides for the prior interest rate swap agreement with Rabobank to now be in place with CoBank. The critical terms of the swap agreement have not changed and counterparty risk has not significantly changed. Additional information regarding the interest rate swap can be found in the notes to the consolidated financial statements included in this Annual Report.

The remaining $65.3 million in debt bears interest at fixed and variable rates, ranging from 3.08% to 6.48% at October 31, 2017.

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

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $7.5 million in fiscal year 2017, $2.3 million in fiscal year 2016 and an additional $3.5 million in the first quarter of fiscal year 2018. We also entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.  We are planning approximately 632 units in Phase 1 of the project. Grading began in November 2017, and we anticipate Phase 1 site improvements during the winter of this year. The lot sale process with home builders is expected to begin in the spring of 2018 and initial closings of lots sales are anticipated to begin in the first quarter of fiscal year 2019.

Trend Information

Agribusiness Division

The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers. Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free and organic foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. According to the USDA, Americans consumed 37 more pounds of fresh fruit and vegetables per capita in 2008 than they did in 1988.

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

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 3.1 pounds per capita in 2004 to 7.1 pounds per capita in 2016. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados and the 2011 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission, the 2017 crop produced approximately 215 million pounds compared to 393 million pounds in 2016 and 279 million pounds in 2015.

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

Real Estate Development Division

We believe the residential real estate market is recovering in the locations that we own real estate development property following the well-known economic downturn of the recent past. We incurred impairment charges on one of our real estate development projects in fiscal year 2017 and future impairment is possible.   Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities.  However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, particularly East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2017 for which cash flows are fixed and determinable (in thousands):

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$26,423	$2,429	$4,484	$4,842	$14,668
Variable rate debt (principal)	78,878	601	1,272	75,925	1,080
Operating lease obligations	5,506	1,309	1,018	908	2,271
Total contractual obligations	$110,807	$4,339	$6,774	$81,675	$18,019
Interest payments on fixed and variable rate debt	$24,038	$4,068	$7,902	$7,458	$4,610

We believe that the cash flows from operations and borrowing capacity from existing and available and credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2018. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to the consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2017.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled approximately $0.2 million in fiscal year 2017 and $0.3 million in each of the fiscal years 2016 and 2015.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and totaled $0.4 million in each of the fiscal years 2017, 2016 and 2015, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.7 million, $0.5 million and $0.4 million in fiscal years 2017, 2016 and 2015, respectively and we plan to contribute approximately $0.6 million to the Plan in fiscal year 2018.

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

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the Lease Agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The Lease Agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the Lease Agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million of lease expense in fiscal years 2017, 2016 and 2015.

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

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $7.5 million in fiscal year 2017, $2.3 million in fiscal year 2016 and an additional $3.5 million in the first quarter of fiscal year 2018. The Joint Venture partners may be required to provide loans guarantees for project loans.

In December 2013, we began a construction project that includes design, construction services and equipment for the expansion of our lemon packing facilities. The project is expected to double the capacity and increase the efficiency of our packing facilities. The project became operational in March 2016 with total construction services and equipment costs of approximately $29.0 million.

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

As noted above under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to our Company, however, we will need to be successful over time in identifying other third-party sources of capital to partner with us to move those development projects forward. While we are frequently engaged in discussions with several external sources of capital in respect of all of our development projects, current market conditions for California real estate projects, while improving, continue to be challenging and make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity Investments of the notes to consolidated financial statements in this Annual Report, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Foreign Currency Translation - PDA’s functional currency is the Chilean Peso. Its balance sheet is translated to U.S. dollars at exchange rates in effect at the balance sheet date and its income statement is translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Revenue Recognition - As a general policy, revenue and related costs are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) selling price is fixed or determinable and (iv) collectability is reasonably assured. We record a sales allowance in the period revenue is recognized as a provision for estimated customer discounts and concessions.

Agribusiness Revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packinghouse. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $324,000, $263,000 and $114,000 in fiscal years 2017, 2016 and 2015, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $74,000, $83,000 and $9,000 in fiscal years 2017, 2016 and 2015, respectively.

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

Real Estate Development Costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2017, we capitalized approximately $8.4 million of costs related to our real estate projects and expensed approximately $0.4 million of costs.

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

Impairment of Long-Lived Assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.  As a result of various factors, in recent years we recorded impairment charges of $0.1 million, zero and zero in fiscal years 2017, 2016 and 2015, respectively.

Defined Benefit Retirement Plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables. During 2017, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP-2017, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2017, the assumed discount rate to measure the pension obligation remained unchanged at 3.6%. The Company used the latest mortality tables released by the SOA through October 31, 2017 to measure its pension obligation as of October 31, 2017 and combined with the assumed discount rate and other demographic assumptions, its pension obligation decreased by approximately $1.8 million as of October 31, 2017 with a corresponding increase in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) – Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

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

In May 2016, the FASB issued, ASU 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard in the first quarter of our fiscal year ending October 31, 2019 and we anticipate using the modified retrospective method. We have inventoried and evaluated our current revenue streams and related contracts with customers. We continue to evaluate the effect this ASU may have on our consolidated financial statements.

FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU had no impact on our consolidated financial statements.

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

The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect this ASU may have on our consolidated financial statements.

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

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are evaluating the effect this ASU may have on our consolidated financial statements, however it expects to apply the practical expedients provided in the ASU and to record right-of-use assets and lease obligations for its operating leases that exist on the date of adoption.  Note 20 – Commitment and Contingencies of the notes to consolidated financial statements included in this Annual Report describes our operating lease arrangements as of October 31, 2017.

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

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU during the quarter ended July 31, 2017 in connection with the refinancing of our line of credit arrangements and related interest rates swap as described in Note 12 – Long-Term Debt and Note 13 – Derivative Instrument and Hedging Activities of the notes to consolidated financial statements included in this Annual Report.

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

FASB ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendment is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates.  These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates.  For the Farm Credit West Credit Facility and Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2017, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $74.6 million and $21.0 million, respectively.

We manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We fixed $40.0 million of our outstanding borrowings with a “fixed-to-floating” interest rate swap as described in the following table:

(in thousands)	Notional Amount		Fair Value Net Liability
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Pay fixed-rate, receive floating-rate interest rate swap, maturing June 2018	$40,000	$40,000	$268	$1,151

As of October 31, 2017, the fixed interest rate on our $40.0 million swap was 4.30%. Based on our level of borrowings at October 31, 2017, after taking into consideration the effects of our interest rate swap (derivative), a 1% increase in interest rates would increase our interest expense $0.5 million for fiscal year 2018 and an annual average of $0.8 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.3 million for fiscal year 2018 and an annual average of $0.5 million for the three subsequent fiscal years. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2017. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

The Company’s management excluded Fruticola Pan de Azucar S.A. (“PDA”), which was acquired as a business combination on February 24, 2017, from its assessment and management’s report on internal control over financial reporting at October 31, 2017, as they continue to evaluate its internal controls. PDA’s total assets and total revenues represent less than 3% and 1%, respectively, of its related consolidated financial statement amounts as of and for the year ended October 31, 2017. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Harold S. Edwards
President and Chief Executive Officer

Joseph D. Rumley
Chief Financial Officer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Limoneira Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fruticola Pan de Azucar S.A., which is included in the 2017 consolidated financial statements of Limoneira Company and constituted $9,236,000 and $5,880,000 of total and net assets, respectively, as of October 31, 2017 and $1,059,000 and $415,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Limoneira Company also did not include an evaluation of the internal control over financial reporting of Fruticola Pan de Azucar S.A.

In our opinion, Limoneira Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Limoneira Company as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2017 of Limoneira Company and our report dated January 8, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 8, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Limoneira Company

We have audited the accompanying consolidated balance sheets of Limoneira Company as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limoneira Company at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limoneira Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 8, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 8, 2018

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share amounts)

	October 31,
	2017	2016
Assets
Current assets:
Cash	$492	$38
Accounts receivable, net	10,953	9,298
Cultural costs	4,124	3,844
Prepaid expenses and other current assets	6,981	2,509
Income taxes receivable	570	2,810
Total current assets	23,120	18,499

Property, plant and equipment, net	188,225	177,096
Real estate development	81,082	77,136
Equity in investments	14,061	6,254
Investment in Calavo Growers, Inc.	22,110	17,745
Other assets	10,433	8,718
Total Assets	$339,031	$305,448

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,311	$5,555
Growers payable	8,828	8,577
Accrued liabilities	5,177	6,421
Fair value of derivative instrument	268	690
Current portion of long-term debt	3,030	2,508
Total current liabilities	23,614	23,751
Long-term liabilities:
Long-term debt, less current portion	102,083	88,164
Deferred income taxes	31,415	25,328
Other long-term liabilities	3,920	6,127
Sale-leaseback deferral	30,396	23,349
Total liabilities	191,428	166,719
Commitments and contingencies	-	-

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 and 29,000 shares issued and outstanding at October 31, 2017 and 2016) (8.75% coupon rate)	1,479	2,900

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2017 and 2016) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2017 and 2016)	-	-
Common Stock – $.01 par value (39,000,000 shares authorized: 14,405,031 and 14,178,226 shares issued and outstanding at October 31, 2017 and 2016, respectively)	144	142
Additional paid-in capital	94,294	91,841
Retained earnings	34,692	31,812
Accumulated other comprehensive income	7,076	2,703
Noncontrolling interest	587	-
Total stockholders' equity	136,793	126,498
Total Liabilities and Stockholders' Equity	$339,031	$305,448

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share amounts)

	Years Ended October 31,
	2017	2016	2015
Net revenues:
Agribusiness	$115,869	$106,130	$95,124
Rental operations	5,440	5,603	5,104
Real estate development	-	56	83
Total net revenues	121,309	111,789	100,311
Costs and expenses:
Agribusiness	91,162	83,604	77,186
Rental operations	3,932	3,617	3,440
Real estate development	285	2,061	1,330
Impairment of real estate development assets	120	-	-
Selling, general and administrative	13,947	13,319	13,772
Total cost and expenses	109,446	102,601	95,728
Operating income	11,863	9,188	4,583
Other (expense) income:
Interest expense, net	(1,778)	(1,409)	(148)
Equity in earnings of investments	49	634	243
Gain on sale of stock in Calavo Growers, Inc.	-	3,419	5,033
Gain on sale of conservation easement	-	995	-
Gain on sale of Wilson Ranch	-	-	935
Other income, net	492	498	410
Total other (expense) income	(1,237)	4,137	6,473

Income before income tax provision	10,626	13,325	11,056

Income tax provision	(4,077)	(5,267)	(3,974)
Net income	6,549	8,058	7,082
Loss attributable to noncontrolling interest	46	-	-
Net income attributable to Limoneira Company	6,595	8,058	7,082
Preferred dividends	(560)	(628)	(635)
Net income applicable to common stock	$6,035	$7,430	$6,447

Basic net income per common share	$0.42	$0.52	$0.46

Diluted net income per common share	$0.42	$0.52	$0.46

Dividends per common share	$0.22	$0.20	$0.18

Weighted-average common shares outstanding-basic	14,315,000	14,168,000	14,119,000
Weighted-average common shares outstanding-diluted	14,315,000	14,168,000	14,119,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended October 31,
	2017	2016	2015

Net income	$6,549	$8,058	$7,082
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	-	-
Minimum pension liability adjustments, net of tax of $767, $(443) and $409	1,175	(688)	654
Unrealized holding gains on security available for sale, net of tax of $1,722, $1,049 and $214	2,643	1,619	273
Reclassification of unrealized gain on security sold, net of tax of $0, $(1,111) and $(1,918)	-	(1,719)	(2,932)
Unrealized gains from derivative instruments, net of tax of $330, $216 and $30	553	335	50
Total other comprehensive income (loss), net of tax	4,373	(453)	(1,955)
Comprehensive income	10,922	7,605	5,127
Comprehensive loss attributable to noncontrolling interest	46	-	-
Comprehensive income attributable to Limoneira Company	$10,968	$7,605	$5,127

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2014	14,078,077	$140	$89,770	$23,308	$5,111	$-	$118,329	$3,000	$9,331
Dividends - common	-	-	-	(2,539)	-	-	(2,539)	-	-
Dividends - Series B	-	-	-	(263)	-	-	(263)	-	-
Dividends - Series B-2	-	-	-	(372)	-	-	(372)	-	-
Stock compensation	57,162	1	1,076	-	-	-	1,077	-	-
Exchange of common stock	(10,907)	-	(275)	-	-	-	(275)	-	-
Donation of common stock	4,498	-	100	-	-	-	100	-	-
Conversion of Series B preferred stock	6,250	-	50	-	-	-	50	(50)	-
Tax benefit of stock grant vesting	-	-	38	-	-	-	38	-	-
Net income	-	-	-	7,082	-	-	7,082	-	-
Other comprehensive loss, net of tax	-	-	-	-	(1,955)	-	(1,955)	-	-
Balance at October 31, 2015	14,135,080	141	90,759	27,216	3,156	-	121,272	2,950	9,331
Dividends - common	-	-	-	(2,834)	-	-	(2,834)	-	-
Dividends - Series B	-	-	-	(256)	-	-	(256)	-	-
Dividends - Series B-2	-	-	-	(372)		-	(372)	-	-
Stock compensation	49,329	1	1,308	-	-	-	1,309	-	-
Exchange of common stock	(12,433)	-	(190)	-	-	-	(190)	-	-
Conversion of Series B preferred stock	6,250	-	50	-	-	-	50	(50)	-
Tax provision of stock grant vesting	-	-	(86)	-	-	-	(86)	-	-
Net income	-	-	-	8,058	-	-	8,058	-	-
Other comprehensive loss, net of tax	-	-	-	-	(453)	-	(453)	-	-
Balance at October 31, 2016	14,178,226	142	91,841	31,812	2,703	-	126,498	2,900	9,331
Dividends - common	-	-	-	(3,155)	-	-	(3,155)	-	-
Dividends - Series B	-	-	-	(188)	-	-	(188)	-	-
Dividends - Series B-2	-	-	-	(372)	-	-	(372)	-	-
Stock compensation	63,954	1	1,327	-	-	-	1,328	-	-
Exchange of common stock	(14,773)	-	(294)	-	-	-	(294)	-	-
Conversion of Series B preferred stock	177,624	1	1,420	-	-	-	1,421	(1,421)	-
Noncontrolling interest	-	-	-	-	-	633	633	-	-
Net income	-	-	-	6,595	-	(46)	6,549	-	-
Other comprehensive income, net of tax	-	-	-	-	4,373	-	4,373	-	-
Balance at October 31, 2017	14,405,031	$144	$94,294	$34,692	7,076	$587	$136,793	$1,479	$9,331

See Notes to Consolidated Financial Statement

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended October 31,
	2017	2016	2015
Operating activities
Net income	$6,549	$8,058	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,467	5,339	4,184
Impairment of real estate development assets	120	-	-
Loss on disposals/sales of assets	300	125	365
Stock compensation expense	1,328	1,309	1,077
Equity in earnings of investments	(49)	(634)	(243)
Cash distributions from equity investments	712	642	843
Deferred income taxes	2,292	6,195	(350)
Amortization of deferred financing costs	90	49	47
Accrued interest on note receivable	(23)	(23)	(40)
Gain on sale of stock in Calavo Growers, Inc.	-	(3,419)	(5,033)
Gain on sale of conservation easement	-	(995)	-
Gain on sale of Wilson Ranch	-	-	(935)
Fair value adjustment of contingent consideration	-	(300)	-
Donation of common stock	-	-	100
Changes in operating assets and liabilities, net of business combinations:
Account receivable, net	(1,557)	(1,880)	(184)
Cultural costs	193	72	(225)
Prepaid expenses and other current assets	138	78	224
Income taxes receivable	2,240	(2,810)	1,143
Other assets	275	312	(286)
Accounts payable and growers payable	471	808	(873)
Accrued liabilities	(1,263)	1,249	(1,678)
Other long-term liabilities	199	129	2,477
Net cash provided by operating activities	18,482	14,304	7,695

Investing activities
Capital expenditures	(12,901)	(16,252)	(31,254)
Proceeds from sale of LLC Interest	-	18,000	-
Agriculture property acquisitions	-	(15,098)	(3,389)
Net proceeds from sale of Wilson Ranch	-	-	2,712
Business combination	(5,706)	-	-
Net proceeds from sale of stock in Calavo Growers, Inc.	-	4,019	6,433
Net proceeds from sale of conservation easement	-	995	-
Equity investment contributions	(7,450)	(2,890)	(9)
Investments in mutual water companies and water rights	(359)	(296)	(300)
Net cash used in investing activities	$(26,416)	$(11,522)	$(25,807)

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Years Ended October 31,
	2017	2016	2015
Financing activities
Borrowings of long-term debt	$181,429	$157,423	$120,484
Repayments of long-term debt	(168,932)	(156,403)	(99,014)
Dividends paid-common	(3,155)	(2,834)	(2,539)
Dividends paid-preferred	(560)	(628)	(635)
Exchange of common stock	(294)	(190)	(275)
Payments of debt financing costs	(108)	(65)	-
Tax provision of stock grant vesting	-	(86)	38
Net cash provided by (used in) financing activities	8,380	(2,783)	18,059
Effect of exchange rate changes on cash	8	-	-
Net increase (decrease) in cash	454	(1)	(53)
Cash at beginning of year	38	39	92
Cash at end of year	$492	$38	$39

Supplemental disclosures of cash flow information:
Cash paid during the year for interest (net of amounts capitalized)	$1,641	$1,405	$55
Cash paid during the year for income taxes, net of (refunds received)	$(540)	$2,125	$2,963
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(4,365)	$(2,668)	$(487)
Increase in real estate development and sale-leaseback deferral	$7,047	$3,349	$-
Reclassification of real estate development to property plant and equipment	$-	$26,779	$-
Settlement of lease obligation related to agriculture property acquisition	$-	$(739)	$-
Capital expenditures accrued but not paid at year-end	$427	$594	$1,270
Accrued equity investment contribution	$-	$325	$-
Non-cash reduction of note receivable	$-	$-	$1,535
Accrued interest on note receivable	$23	$23	$40
Donation of common stock	$-	$-	$100
Conversion of preferred stock to common stock	$1,421	$50	$50

During 2017, 2016 and 2015, certain shares of Series B convertible preferred stock were converted into common stock as described in Note 21 - Series B and Series B-2 Preferred Stock of the notes to consolidated financial statements included in this Annual Report.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. for a purchase price of $5,706,000 in cash as further described in Note 3 - Acquisitions of the notes to consolidated financial statements included in this Annual Report.

On June 20, 2017, the Company entered into a Master Loan Agreement with Farm Credit West, FLCA and repaid $68.6 million of outstanding debt under the Rabobank revolving credit facility as further described in Note 12 - Long-Term Debt of the notes to consolidated financial statements included in this Annual Report.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile SpA, Limoneira EA 1 Land, LLC and Fruticola Pan De Azucar S.A. (“PDA”) All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.

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

Accounts Receivable

The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2017 and 2016 the allowances totaled $577,000 and $357,000, respectively. For fiscal years 2017, 2016 and 2015, credit losses were insignificant.

Concentrations

The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $9,522,000, $10,767,000 and $7,132,000 in fiscal years 2017, 2016 and 2015, respectively.

Lemons procured from third-party growers were approximately 44%, 42% and 36%, of lemon supply in fiscal years 2017, 2016 and 2015, respectively. One third-party grower was 43% of grower payable at October 31, 2017.

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

Lemons, oranges, specialty citrus and other crops such as pistachio nuts are grown in the Company’s San Joaquin Valley orchards. Additionally, lemons are grown in the Company’s Yuma County, Arizona orchards.  These crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to six months.  During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period.  During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.

The Company grows lemons and avocados in its Ventura County orchards. Due to climate, growing conditions and the types of crops grown, the Ventura County orchards may be harvested and sold on a year-round basis. Accordingly, the Company does not capitalize cultural costs associated with its Ventura County orchards and therefore such costs, as well as harvest costs associated with the Ventura County orchards, are expensed to operations when incurred as components of agribusiness costs and expenses.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Capitalized Interest

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,022,000 and $1,919,000 was capitalized during the years ended October 31, 2017 and 2016, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.

Real Estate Development Costs

The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $8,403,000 and $6,870,000 in fiscal years 2017 and 2016, respectively.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income. At October 31, 2017 and 2016, marketable securities are comprised of the Company’s investment in Calavo.

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

Intangible Assets

Intangible assets consist primarily of acquired water and mineral rights, a patent and certain trade names and trademarks. Certain of the Company’s trade names and trademarks are being amortized on a straight-line basis over their estimated lives of eight years. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.

Goodwill

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment is tested in a two-step process, with the first step performed to determine if there is potential for impairment by comparing the fair value of the reporting unit to its carrying value. If potential impairment is identified as indicated by the carrying value exceeding the fair value of the reporting unit, the second step is performed to measure the amount of impairment to be recognized in the financial statements by comparing the implied fair value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess amount. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2017 with no impairment noted.

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2017 and 2016.

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

Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packinghouse. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed. The Company also earns commissions on certain brokered fruit sales, which totaled $324,000, $263,000 and $114,000 in fiscal years 2017, 2016, and 2015, respectively.

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

The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.  The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit. The Company bears inventory risk until product is delivered to the third-party packinghouses at which time title and inventory risk to the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue based on the application of specific authoritative revenue recognition guidance entitled “Vendor’s Income Statement Characterization of Consideration Given to a Customer”.  The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products.  In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statements of operations.

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $74,000, $83,000 and $9,000 in fiscal years 2017, 2016 and 2015, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred. Such costs in fiscal years 2017, 2016 and 2015 were $173,000, $264,000 and $364,000, respectively.

Leases

The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Income per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2017, 2016 and 2015.

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2017 presentation.

Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to the Company by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables. During 2017, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2017, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2017, the assumed discount rate used to measure the pension obligation remained unchanged at 3.6%. The Company used the latest mortality tables released by the SOA through October 2017 to measure its pension obligation as of October 31, 2017 and combined with the assumed discount rate and other demographic assumptions, its pension obligation decreased by approximately $1,761,000 as of October 31, 2017 with a corresponding increase in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

In May 2016, the FASB issued, ASU 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard in the first quarter of its fiscal year ending October 31, 2019 and anticipates using the modified retrospective method. The Company has inventoried and evaluated its current revenue streams and related contracts with customers. The Company continues to evaluate the effect this ASU may have on its consolidated financial statements.

FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

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

The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU but does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2019.  The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU and to record right-of-use assets and lease obligations for its operating leases that exist on the date of adoption.  Note 20 – Commitment and Contingencies – describes its operating lease arrangements as of October 31, 2017.

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

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  The Company adopted this ASU during the quarter ended July 31, 2017 in connection with the refinancing of its line of credit arrangements and related interest rates swap as described in Note 12 – Long-Term Debt and Note 13 – Derivative Instrument and Hedging Activities. The Company’s adoption of this ASU had no impact on its consolidated financial statements.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

FASB ASU 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

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

FASB ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendment is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

3. Acquisitions

Business Combinations

PDA

On February 24, 2017 (the “Acquisition Date”), the Company completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5,800,000 in cash (the “Acquisition”). PDA also had approximately $1,700,000 in long-term debt on the Acquisition Date, which was assumed by the Company in the Acquisition. A holdback of 10% of the purchase proceeds to be paid to the seller was withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 200-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of $9,451,000 on the Acquisition Date included a 13% equity interest in Rosales S.A. (“Rosales”) in which the Company owns a 35% equity investment. After the Acquisition, the Company owns 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1,900,000 in sales for the year ended December 31, 2016. Transactions costs incurred in connection with the Acquisition in 2017 were approximately $57,000, which are included in selling, general and administrative expense.

In August 2017, a third-party valuation of the fair value of the net assets was finalized, which resulted in a $193,000 increase in investment in Rosales with a corresponding decrease in goodwill and increase in deferred income taxes. Additionally, a $94,000 reduction in the purchase price was agreed upon per the terms of the purchase agreement with corresponding decreases in goodwill and noncontrolling interest. The Company received the $94,000 in August 2017. Below is a summary of the fair value of the net assets acquired on the Acquisition Date based on the third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

3. Acquisitions (continued)

Business Combinations (continued)

Cultural costs	$473
Other current assets	166
Land and land improvements	2,748
Buildings and equipment	206
Orchards	2,876
Investment in Rosales	1,021
Water rights	1,120
Deposit for land purchase	645
Goodwill	196
Total assets acquired	9,451

Current liabilities	(122)
Current and long-term debt	(1,964)
Deferred income taxes	(1,026)
Noncontrolling interest	(633)
Net cash paid	$5,706

Revenue of $1,059,000 and net loss of $415,000 of PDA are included in the Company’s consolidated statement of operations from the Acquisition Date to the period ended October 31, 2017.

The unaudited, pro forma consolidated statement of operations as if PDA had been included in the consolidated results of the Company for the years ended October 31, 2017 and 2016 results in revenues of $121,920,000 and $113,678,000, respectively, and net income of $6,654,000 and $8,586,000, respectively.

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

In September 2015, the Company entered into a purchase agreement to acquire 757 acres of lemon, orange and specialty citrus orchards in California’s San Joaquin Valley, for $15,148,000. The orchards were acquired pursuant to purchase options contained in the Sheldon Ranches operating leases. The Company paid a deposit of $50,000 in September 2015 and escrow closed in December 2015, at which time the remaining $15,098,000 was paid. This acquisition was accounted for as an asset purchase and included in property, plant and equipment in the Company’s consolidated balance sheet since the acquisition date.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

4. Fair Value Measurements (continued)

The following table sets forth the Company’s financial assets and liabilities as of October 31, 2017 and 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$22,110	$–	$–	$22,110
Liabilities at fair value:
Derivative	$–	$268	$–	$268

2016	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available- for -sale securities	$17,745	$–	$–	$17,745
Liabilities at fair value:
Derivative	$–	$1,151	$–	$1,151

Available-for-sale securities consist of marketable securities in Calavo common stock. At October 31, 2017 and 2016, respectively, the Company owned 300,000 shares representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2017 and 2016 was $73.70 and $59.15 per share, respectively.

The derivative consists of an interest rate swap; the fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2017	2016

Prepaid insurance	$609	$633
Prepaid supplies	806	879
Lemon supplier advances	271	41
Deposits	16	61
Deferred lease expense and other	942	895
Real estate development held for sale	4,337	–
	$6,981	$2,509

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at October 31 (in thousands):

	2017	2016

Land	$78,856	$76,418
Land improvements	26,289	22,458
Buildings and building improvements	38,955	38,811
Equipment	47,223	45,775
Orchards	38,460	31,282
Construction in progress	18,867	17,558
	248,650	232,302
Less accumulated depreciation	(60,425)	(55,206)
	$188,225	$177,096

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

6. Property, Plant and Equipment (continued)

Depreciation expense was $6,370,000, $5,243,000 and $4,086,000 for fiscal years 2017, 2016 and 2015, respectively.

Windfall is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, the Company planted approximately 200 acres of vineyards and an additional 100 acres in fiscal year 2017. Vineyards are generally productive after four years. During the fourth quarter of fiscal year 2016, the vineyards produced their first harvest from the 2014 planting, generating approximately 200 tons of grapes and $336,000 of revenue. The Company generally expects to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,500 depending on the grape variety and other factors. Based on management’s reassessment of the strategic and operational plans for the Windfall property and concurrent with the first harvest in October 2016, the Company re-purposed Windfall from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. The reclassified assets consist of land, buildings and improvements, vineyards and construction in process of $16,161,000, $4,746,000, $2,273,000 and $3,599,000, respectively. Accordingly, Windfall was reclassified to the other agribusiness reportable segment from the real estate development segment in October 2016.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2017	2016

East Areas I and II	$74,500	$66,097
Templeton Santa Barbara, LLC	6,582	11,039
	$81,082	$77,136

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2017 and 2016, the Company capitalized $8,403,000 and $6,870,000, respectively, of costs related to these real estate development projects. Additionally, in connection with these projects, the Company incurred expenses of $113,000, $1,161,000 and $21,000 in fiscal years 2017, 2016 and 2015, respectively.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the year ended October 31, 2017 and 2016, the Company recorded $7,047,000 and $3,349,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheets.

In connection with the LLC Agreement, the Company is to be reimbursed $250,000 by the Joint Venture on February 1, 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $16,000 and $12,000 for the years ended October 31, 2017 and 2016, respectively.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of the Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method of accounting. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $7,450,000 and $2,275,000 for the years ended October 31, 2017 and 2016, respectively.

In connection with facilitating the annexation of the East Area I property into the City of Santa Paula, during February 2013, the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No cost reimbursements have been incurred to date in relation to this agreement.

Templeton Santa Barbara, LLC

The real estate development parcels within the Templeton Santa Barbara, LLC project (“Templeton Project”) are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Centennial, Pacific Crest and Sevilla at October 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively, and as of October 31, 2016 were $2,983,000, $3,370,000 and $4,686,000, respectively. These projects were idle during 2017 and 2016 and, as such, no costs were capitalized. Additionally, in relation to these projects, the Company incurred expenses of $172,000, $174,000 and $167,000 in fiscal years 2017, 2016 and 2015, respectively. Additionally, the Company recognized an impairment charge of $120,000 related to Pacific Crest in fiscal year 2017.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

7. Real Estate Development (continued)

Templeton Santa Barbara, LLC (continued)

In March 2017, the Company entered an agreement to sell its Centennial property for $3,200,000. This transaction was cancelled in October 2017 because the buyer was unsuccessful in arranging financing and the Company recognized $100,000 of other income from the non-refundable deposit. In October 2017, the Company entered an agreement with another buyer to sell Centennial for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and issuing a $3,000,000 promissory note secured by the property for the balance of the purchase price. The promissory note matures June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $196,000, which will be deferred until repayment of the promissory note.

In August 2017, the Company entered an agreement to sell the commercial portion of its Sevilla project for $1,452,000. This transaction closed in November 2017 and the Company recognized a gain of $10,000.

In December 2017, the Company entered an agreement to sell Pacific Crest for $3,500,000. After transaction costs, the Company expects to recognize a gain of $40,000.

At October 31, 2017, the $2,983,000 carrying value of Centennial and the $1,354,000 carrying value of the commercial portion of Sevilla were classified as held for sale and included in prepaid expenses and other current assets. Additionally, at October 31, 2017, the $3,250,000 carrying value of Pacific Crest and the $3,332,000 carrying value of the residential portion of Sevilla were classified as real estate development.

Windfall Investors, LLC

In October 2016, the Company re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment.

8. Equity Investments

Limco Del Mar, Ltd.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. In October 2016, the Company purchased 14,468 units of Del Mar for $940,000, increasing our prior-year 22.1 % interest as a limited partner. The Company paid $615,000 in October 2016 and $325,000 in November 2016 for these additional units. Based on the terms of the partnership agreement, the Company may be removed without cause from the partnership upon the vote of the limited partners owning an aggregate of 50% or more interest in the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Del Mar is accounted for using the equity method of accounting.

The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $146,000, $146,000 and $150,000 in fiscal years 2017, 2016 and 2015, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $2,271,000, $2,002,000 and $1,904,000 in fiscal years 2017, 2016 and 2015, respectively. Fruit proceeds due to Del Mar were $912,000 and $791,000 at October 31, 2017 and 2016, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.

Romney Property Partnership

In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney, and contributed zero, zero and $9,000 to the partnership in fiscal years 2017, 2016 and 2015, respectively. The terms of the partnership agreement affirm the status of the Company as a noncontrolling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

8. Equity Investments (continued)

Rosales S.A.

On August 14, 2014, through its wholly owned subsidiary, Limoneira Chile SpA, the Company invested $1,750,000 for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company’s investment included certain preferred interest provisions through December 31, 2016, including cash distributions of the 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on its investment. In addition, the Company has the right to acquire the interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. In February 2017, the Company acquired an additional 12% ownership interest in Rosales with the purchase of PDA as described in Note 3 – Acquisitions.

Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.

Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $290,000, $208,000 and $208,000 for fiscal year 2017, 2016 and 2015, respectively, and is estimated to be approximately $337,000 per year through October 31, 2018 and $180,000 per year for years ending October 31, 2019 through October 31, 2023.

Limoneira Lewis Community Builders (“LLC”)

As described in Note 7 – Real Estate Development, on November 10, 2015, the Company entered into a joint venture with The Lewis Group of Companies for the residential development of its East Area I real estate development project.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

8. Equity Investments (continued)

The following is unaudited financial information of the equity method investees for fiscal years 2017, 2016 and 2015 (in thousands):

2017	Del Mar	Romney	Rosales	LLC	Total
Assets	$1,269	$680	$2,645	$62,399	$66,993
Liabilities	$–	$–	$1,853	$291	$2,144
Equity	1,269	680	792	62,108	64,849
Total liabilities and equity	$1,269	$680	$2,645	$62,399	$66,993
Revenues	$2,553	$20	$10,171	$–	$12,744
Expenses	966	29	10,192	89	11,276
Net income (loss)	$1,587	$(9)	$(21)	$(89)	$1,468
2016
Assets	$1,244	$690	$4,300	$47,332	$53,566
Liabilities	$–	$–	$2,719	$36	$2,755
Equity	1,244	690	1,581	47,296	50,811
Total liabilities and equity	$1,244	$690	$4,300	$47,332	$53,566
Revenues	$3,452	$11	$7,639	$–	$11,102
Expenses	910	24	6,979	1	7,914
Net income (loss)	$2,542	$(13)	$660	$(1)	$3,188
2015
Assets	$1,204	$652	$2,103	$–	$3,959
Liabilities	$–	$–	$1,113	$–	$1,113
Equity	1,204	652	990	–	2,846
Total liabilities and equity	$1,204	$652	$2,103	$–	$3,959
Revenues	$2,817	$13	$4,864	$–	$7,694
Expenses	876	17	4,838		5,731
Net income (loss)	$1,941	$(4)	$26	$–	$1,963

The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLC	Total
Investment balance October 31, 2014	$1,338	$535	$1,765	$–	$3,638
Equity earnings (losses)	455	(13)	(199)	–	243
Cash distributions	(789)	–	(54)	–	(843)
Investment contributions	–	9	–	–	9
Investment balance October 31, 2015	1,004	531	1,512	–	3,047
Equity earnings (losses)	603	(9)	40	–	634
Cash distributions	(586)	–	(56)	–	(642)
Investment contributions	940	–	–	2,275	3,215
Investment balance October 31, 2016	1,961	522	1,496	2,275	6,254
Equity earnings (losses)	446	(7)	(299)	(91)	49
Cash distributions	(439)	–	(273)	–	(712)
Investment contributions	-	–	1,020	7,450	8,470
Investment balance October 31, 2017	$1,968	$515	$1,944	$9,634	$14,061

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses on shares held by the Company and reclassifications of unrealized gains on securities sold by the Company. In fiscal year 2017, the Company recorded unrealized holding gains of $4,365,000 ($2,643,000 net of tax). In fiscal year 2016, the Company recorded unrealized holding gains of $2,668,000 ($1,619,000 net of tax) and reclassification of unrealized gain on security sold of $2,830,000 ($1,719,000 net of tax). In fiscal year 2015, the Company recorded unrealized holding gains of $487,000 ($273,000 net of tax) and reclassification of unrealized gain on security sold of $4,850,000 ($2,932,000 net of tax).

10. Other Assets

Other assets consist of the following at October 31 (in thousands):

	2017	2016
Investments in mutual water companies	$4,686	$4,327
Acquired water and mineral rights	2,655	1,536
Deposit for land purchase	645	–
Deferred lease assets and other	448	930
Note receivable	625	612
Revolving funds and memberships	265	292
Acquired trade names and trademarks	233	341
Goodwill	876	680
	$10,433	$8,718

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

Deferred Lease Assets and Other

Deferred lease assets and other as of October 31, 2017 and 2016 includes $146,000 and $373,000 of deferred rent assets and prepaid lease amounts on pollination equipment of $55,000 and $79,000, respectively.

In addition, deferred lease assets and other as of October 31, 2017 and 2016 includes a patent for an agricultural variety with a carrying value of $84,000 and $97,000, respectively, net of accumulated amortization of $138,000 and $125,000, respectively. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2017, 2016 and 2015. The Company will amortize $13,000 each year for fiscal years 2018 through 2021 related to its patent.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

10. Other Assets (continued)

Note Receivable

In fiscal year 2004, the Company sold a parcel of land in Morro Bay, California that the buyers operate as an avocado orchard. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. The note is subordinate to bank financing. Principal of $2,963,000 and interest was paid in April 1, 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable in April 1, 2009; however, the Company and the note holder executed a note extension agreement in March 2009 extending the due date of note until April 1, 2014, which was subsequently extended to April 2020.

In fiscal year 2015, an affiliate of the note holder completed drilling five water wells at certain of the Company’s agricultural properties as non-cash payments on the note. The fair value of the well drilling services was $1,535,000 and the Company recorded a reduction of the note comprised of $711,000 of principal and $824,000 in accrued interest. Additionally, the Company recognized $27,000 of gain in fiscal year 2015. On August 8, 2017, the note holder made a $10,000 principle payment and the Company and the note holder agreed to extend the maturity date of the note to April 1, 2028 and modify certain of its terms. The modified terms provide for non-cash payments over the term of the note in the form of well drilling services by the note holder’s affiliate, revising the interest rate from LIBOR plus 3.5% to a fixed rate of 4% and require annual interest payments until the maturity date. Combined principal and accrued interest was $625,000 and $612,000 at October 31, 2017 and 2016, respectively. Interest income was $23,000, $23,000, and $40,000 in fiscal years 2017, 2016 and 2015, respectively. The deferred gain was $22,000 at October 31, 2017 and 2016, respectively.

In December 2017, the note holder’s affiliate completed well drilling services that resulted in a non-cash reduction in the note of $68,000.

Revolving Funds and Memberships

Revolving funds and memberships represent the Company’s investments in various cooperative associations.

Acquired Trade Names, Trademarks and Goodwill

The Company acquired $486,000 of trade names and trademarks and $680,000 of goodwill in its acquisition of Associated in September 2013. Tradenames and trademarks are being amortized over eight years and the Company will amortize $60,000 each year for fiscal years 2017 through 2021. Additionally, the Company acquired $160,000 of customer relationships with the acquisition of the Yuma packinghouse in June 2014. Customer relationships are being amortized over five years and the Company will amortize the remaining balance of $24,000 in fiscal year 2018. Accumulated amortization for tradenames, trademarks and customer relationships was $390,000 and $304,000 as of October 31, 2017 and 2016, respectively. Amortization expense for tradenames, trademarks and customer relationships was $85,000, $83,000 and $85,000 in fiscal years 2017, 2016 and 2015, respectively. Additionally, the Company recognized a fair value adjustment to customer relationships and recorded a $20,000 increase in agribusiness costs and expenses in fiscal year 2016. In February 2017 the Company acquired $196,000 of goodwill with the purchase of PDA.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

11. Accrued Liabilities

Accrued liabilities consist of the following at October 31 (in thousands):

	2017	2016
Compensation	$2,367	$2,362
Property taxes	599	520
Interest	327	277
Deferred rental income and deposits	636	633
Lease expense	137	296
Lemon supplier payables	166	1,242
Capital expenditures and other	945	1,091
	$5,177	$6,421

12. Long-Term Debt

Long-term debt is comprised of the following at October 31 (in thousands):

	2017	2016
Farm Credit West revolving and non-revolving lines of credit: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.23% at October 31, 2017, plus 1.85%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$74,556	$-

Rabobank revolving credit facility: the loan was repaid in June 2017 with proceeds from the Farm Credit West revolving and non-revolving lines of credit as noted below.	-	59,606

Farm Credit West term loan: the interest rate is variable and was 3.70% at October 31, 2017. The loan is payable in quarterly installments through November 2022.	3,155	3,701

Farm Credit West term loan: the interest rate is variable and was 3.70% at October 31, 2017. The loan is payable in monthly installments through October 2035.	1,167	1,213

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,504	9,822

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,083	7,349

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	7,730	9,152

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	2,106	-
Subtotal	105,301	90,843
Less deferred financing costs	188	171
Total long-term debt, net	105,113	90,672
Less current portion	3,030	2,508
Long-term debt, less current portion	$102,083	$88,164

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-revolving Credit Supplement (the “Supplements”).

The Supplements provide aggregate borrowing capacity of $100,000,000 comprised of $60,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The interest rate for any amount outstanding under the Supplements is based on the one-month LIBOR rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one-year anniversary thereafter, the Company has the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. The Company may prepay any amounts outstanding under the Supplements without penalty.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

12. Long-Term Debt (continued)

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

The Supplements provide for maximum borrowings of $100,000,000 and the borrowing capacity based on collateral value was $100,000,000 at October 31, 2017.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $2,022,000 and $1,919,000 during the year ended October 31, 2017 and 2016, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $188,000 net of amortization and is included in long-term debt on the Company’s consolidated balance sheet at October 31, 2017.

Principal payments on the Company’s long-term debt are due as follows (in thousands):

2018	$3,030
2019	2,811
2020	2,944
2021	3,050
2022	77,717
Thereafter	15,749
$105,301

13. Derivative Instruments and Hedging Activities

Derivative financial instruments consist of the following at October 31 (in thousands):

	Notional Amount		Fair Value Liability
	2017	2016	2017	2016
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000	$40,000	$268	$1,151

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

13. Derivative Instruments and Hedging Activities (continued)

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

14. Earnings Per Share

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2017, 2016 and 2015. The computations for basic net income per common share are as follows (in thousands, except per share amounts):

	Year ended October 31,
	2017	2016	2015
Basic net income per common share:
Numerator: Net income applicable to common stock	$6,035	$7,430	$6,447
Denominator: Weighted average common shares-basic	14,315	14,168	14,119
Basic net income per common share	$0.42	$0.52	$0.46

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares.

15. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $724,000, $749,000 and $622,000 of rental income from employees in fiscal years 2017, 2016 and 2015, respectively. There were no rental payments due from employees at October 31, 2017 and 2016.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,230,000, $1,287,000 and $1,357,000 in fiscal years 2017, 2016 and 2015, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $141,000 and $131,000 at October 31, 2017 and 2016, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,843,000, $1,659,000 and $1,567,000 from the association in fiscal years 2017, 2016 and 2015, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $180,000 and $87,000 at October 31, 2017 and 2016, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $270,000, $288,000 and $375,000 in fiscal years 2017, 2016 and 2015, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company paid $380,000, $346,000 and $311,000 of dividends to Calavo in fiscal years 2017, 2016 and 2015, respectively. The Company had $9,522,000, $10,767,000 and $7,132,000 in avocado sales to Calavo in fiscal years 2017, 2016 and 2015, respectively. Additionally, the Company had zero, zero and $67,000 in lemon sales to Calavo in fiscal years 2017, 2016 and 2015, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. The Company leases office space to Calavo and received rental income of $287,000, $279,000, and $272,000 in fiscal years 2017, 2016 and 2015, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were receivable by the Company from Calavo at October 31, 2017 or 2016. The Company purchased $276,000, $517,000 and $162,000 of storage services, packed avocados and lemons to sell from Calavo in fiscal years 2017, 2016 and 2015, respectively. Amounts due to Calavo at October 31, 2017 and 2016 were $163,000 and zero, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

15. Related-Party Transactions (continued)

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During fiscal years 2017, 2016 and 2015 the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $2,441,000, $2,246,000 and $1,472,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $636,000 and $877,000 at October 31, 2017 and 2016, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $23,000, $135,000 and $23,000 of lease expense related to these leases in fiscal years 2017, 2016 and 2015, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) and will not exceed $1,200 per acre per year. During fiscal years 2017, 2016 and 2015 respectively, $123,000, $92,000 and $58,000 of lease expense was incurred in connection with this lease. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $90,000, $30,000 and $148,000 to the Company during the years ended October 31, 2017, 2016 and 2015, respectively. Payments due to the law firm were $62,000 and $6,000 at October 31, 2017 and 2016, respectively.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $61,000 and $25,000 at October 31, 2017 and October 31, 2016, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest and third-party grower expense to CRG of $3,959,000, $4,492,000 and $6,003,000 for the years ended October 31, 2017, 2016, and 2015 respectively. Such amounts are included in agribusiness expense in the Company’s consolidated financial statements. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $476,000, $282,000, and $218,000 during the years ended October 31, 2017, 2016, and 2015 respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated financial statements. There was $209,000 and $181,000 due to Associated from CRG at October 31, 2017 and October 31, 2016, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016, unless terminated sooner by YMIDD. In relation to this program the Company recorded income of $34,000, $201,000 and $210,000 during the years ended October 31, 2017, 2016 and 2015, respectively. In relation to this program, during the years ended October 31, 2017, 2016 and 2015, respectively, the Company recorded losses on orchard disposals of zero, zero and $160,000, respectively. These net amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amount of $76,000, $132,000 and $125,000 during fiscal years 2017, 2016 and 2015, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from YMIDD at October 31, 2017 and October 31, 2016. Amounts due to YMIDD at October 31, 2017 and October 31, 2016 were $10,000 and zero, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

15. Related-Party Transactions (continued)

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $1,038,000, $266,000 and $115,000 of lemon sales to Rosales in fiscal years 2017, 2016 and 2015, respectively. Additionally, PDA recognized $1,059,000 of lemon and orange sales to Rosales from the Acquisition Date to the period ended October 31, 2017. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. In fiscal years 2017, 2016 and 2015, the aggregate amount of lemons and oranges procured from Rosales was $4,283,000, $2,205,000 and $1,751,000, respectively. Amounts due from (payable to) Rosales were $101,000 and $(216,000) at October 31, 2017 and 2016, respectively. The Company recorded equity in (losses) earnings of this investment of $(9,000), $248,000 and $9,000 in fiscal years 2017, 2016 and 2015, respectively, and amortization of fair value basis differences of $290,000, $208,000 and $208,000 in fiscal years 2017, 2016 and 2015, respectively. The Company received cash distributions from this equity investment of $273,000, $56,000 and $54,000 in fiscal years 2017, 2016 and 2015, respectively.

16. Income Taxes

A reconciliation of income before income taxes for domestic and foreign locations for the years ended October 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
United States	$11,386	$13,285	$11,255
Foreign	(760)	40	(199)
Income before income taxes	$10,626	$13,325	$11,056

The components of the provisions for income taxes for fiscal years 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(1,217)	$1,736	$(3,315)
State	(527)	(749)	(1,007)
Foreign	(41)	(59)	(2)
Total current (provision) benefit	(1,785)	928	(4,324)

Deferred:
Federal	(2,282)	(5,942)	343
State	(238)	(253)	7
Foreign	228	-	-
Total deferred (provision) benefit	(2,292)	(6,195)	350
Total provision	$(4,077)	$(5,267)	$(3,974)

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of dividend exclusions, the domestic production activities deduction and state income taxes.

Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2017 and 2016 are as follows (in thousands):

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

16. Income Taxes (continued)

	2017	2016
Deferred income tax assets:
Labor accruals	$286	$246
State income taxes	191	293
Net operating losses	-	1
Prepaid insurance and other	442	69
Impairments of real estate development assets	3,186	3,147
Derivative instruments	105	452
Minimum pension liability adjustment	1,512	2,207
Amortization	360	462
Total deferred income tax assets	6,082	6,877
Deferred income tax liabilities:
Property taxes	(234)	(184)
Depreciation	(15,114)	(11,644)
Unrealized net gain on Calavo investment	(7,490)	(5,792)
Book and tax basis difference of acquired assets	(14,444)	(14,471)
Other	(215)	(114)
Total deferred income tax liabilities	(37,497)	(32,205)
Net deferred income tax liabilities	$(31,415)	$(25,328)

At October 31, 2017 and 2016, the Company had state net operating loss carry-forwards of approximately zero and $30,000, respectively.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2017, 2016 and 2015 ($ in thousands):

	2017		2016		2015
	Amount	%	Amount	%	Amount	%

Provision at statutory rates	$(3,613)	(34.0)%	$(4,530)	(34.0)%	$(3,757)	(34.0)%
State income tax, net of federal benefit	(580)	(5.5)%	(733)	(5.5)%	(614)	(5.5)%
Dividend exclusion	67	0.6%	72	0.5%	94	0.8%
Production deduction	148	1.4%	50	0.4%	495	4.5%
Other permanent items	(99)	(0.9)%	(126)	(0.9)%	(192)	(1.7)%
Total income tax provision	$(4,077)	(38.4)%	$(5,267)	(39.5)%	$(3,974)	(35.9)%

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

16. Income Taxes (continued)

The Company recognizes excess tax deductions associated with the vesting of stock grants directly to stockholders’ equity when realized.

At October 31, 2017 and 2016, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the U.S., California, Arizona and Chile. The Company is no longer subject to significant U.S. and state income tax examinations for years prior to the statutory periods of three years for federal and four years for state tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2017.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and elimination of the domestic production activities deduction. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations.  Preliminarily, the Company anticipates a significant reduction in its effective income tax rate and its net deferred federal income tax liabilities as a result of the income tax rate reduction, with such changes being included in the Company’s financial statements beginning in the three months ending January 31, 2018.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $725,000 and $500,000 for fiscal years 2017 and 2016, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The long-term target asset allocation ranges are as follows: Domestic Equity 35%-40%; International Equity 10%-15% and Fixed Income 50%.

The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.

The components of net periodic benefit cost for the Plan for fiscal years 2017 and 2016 were as follows (in thousands):

	2017	2016

Administrative expenses	$306	$125
Interest cost	775	835
Expected return on plan assets	(1,053)	(1,077)
Prior service cost	45	-
Amortization of net loss	833	746
Net periodic benefit cost	$906	$629

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

17. Retirement Plans (continued)

Following is a summary of the Plan’s funded status as of October 31 (in thousands):

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$22,439	$21,051
Administrative expenses	306	125
Interest cost	775	835
Plan amendments	-	322
Benefits paid	(1,425)	(1,184)
Actuarial loss	173	1,290
Benefit obligation at end of year	$22,268	$22,439

Change in plan assets:
Fair value of plan assets at beginning of year	$16,820	$16,692
Actual return on plan assets	2,290	812
Employer contributions	725	500
Benefits paid	(1,425)	(1,184)
Fair value of plan assets at end of year	$18,410	$16,820

Reconciliation of funded status:
Fair value of plan assets	$18,410	$16,820
Benefit obligations	22,268	22,439
Net plan obligations	$(3,858)	$(5,619)

Amounts recognized in statements of financial position:
Noncurrent assets	$–	$–
Current liabilities	–	–
Noncurrent liabilities	(3,858)	(5,619)
Net obligation recognized in statements of financial position	$(3,858)	$(5,619)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(277)	$(322)
Net loss	(6,926)	(8,823)
Accumulated other comprehensive loss	(7,203)	(9,145)
Accumulated contributions in excess of net periodic benefit cost	3,345	3,526
Net deficit recognized in statements of financial position	$(3,858)	$(5,619)

Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31 (in thousands):

	2017	2016
Changes recognized in other comprehensive income:
New prior service cost	$-	$322
Net (gain) loss arising during the year	(1,064)	1,555
Amortization of prior service cost	(45)	-
Amortization of net loss	(833)	(746)
Total recognized in other comprehensive (income) loss	$(1,942)	$1,131

Total recognized in net periodic benefit and other comprehensive (income) loss	$(1,036)	$1,760

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

17. Retirement Plans (continued)

Presented below is the October 31, year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year (in thousands):

2017
Initial net asset (obligation)	$–
Prior service cost	(45)
Net loss	(700)
Total	$(745)

The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2017	2016
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.60%	3.60%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.60%	4.10%
Expected return on plan assets	6.24%	6.50%

Additional year-end information:
Projected benefit obligation	$22,268	$22,439
Accumulated benefit obligation	$22,268	$22,439
Fair value of plan assets	$18,410	$16,820

Benefit payments are expected to be paid during the following fiscal years (in thousands):

2018	$1,272
2019	1,282
2020	1,284
2021	1,292
2022	1,306
2023-2027	6,761
$13,197

The following table sets forth the Plan’s assets as of October 31, 2017, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$343	$–	$–	$343
Mutual funds	1,063	–	–	1,063
Pooled funds	–	17,004	–	17,004
	$1,406	17,004	$–	$18,410

The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2017, 2016 and 2015, the Company contributed to the plan and recognized expenses of $774,000, $823,000 and $775,000, respectively.

18. Other Long-Term Liabilities

Other long-term liabilities consist of the following at October 31 (in thousands):

	2017	2016
Minimum pension liability	$3,858	$5,619
Fair value of derivative instrument	-	461
Deferred gain and other	62	47
	$3,920	$6,127

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

19. Operating Lease Income

The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,529,000 at October 31, 2017. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $22,405,000 and $6,843,000, respectively, at October 31, 2017. The Company’s rental operations revenue includes contingent rental revenue of $251,000, $195,000 and $135,000 for fiscal years 2017, 2016 and 2015, respectively.

The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2017, are as follows (in thousands):

2018	$1,451
2019	1,246
2020	513
2021	306
2022	234
Thereafter	1,061
$4,811

20. Commitments and Contingencies

Operating Leases

The Company has operating leases for agricultural land, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2017, 2016 and 2015 was $1,878,000, $2,049,000 and $2,922,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

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

Additionally, in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. At the end of the 10-year lease term, the Company will have an option to purchase the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in prepaid expenses and other current assets and other assets in the Company’s consolidated balance sheets is $220,000 and $436,000 at October 31, 2017 and 2016, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.

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

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

20. Commitments and Contingencies (continued)

Operating Leases (continued)

The Company purchased substantially all of the leased acreage in September and December 2015 as discussed in Note 3 - Acquisitions. The Company incurred lease expense of $152,000, $202,000 and $1,137,000 in fiscal years 2017, 2016 and 2015.

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

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. The Company incurred lease expenses of $123,000, $92,000 and $58,000 in fiscal years 2017, 2016 and 2015. Payments due to Fenner were $61,000 and $25,000 at October 31, 2017 and 2016, respectively.

Minimum future lease payments are as follows (in thousands):

2018	$1,309
2019	522
2020	496
2021	471
2022	437
Thereafter	2,271
$5,506

Letters of Credit

The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2017, these outstanding letters of credit totaled $135,000.

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

Series B-2 Convertible Preferred Stock

During March and April 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, the Company issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100.00 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), an entity affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000. The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series B-2 Preferred Stock has the following rights, preferences, privileges, and restrictions:

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

In December 2017, 41,291 shares of common stock with a per share value of $22.86 were granted to management under the Stock Plan for fiscal year 2017 performance, resulting in a total compensation expense of approximately $944,000, with $605,000 recognized in the year ended October 31, 2017 and the balance to be recognized over the next two years as the shares vest. In December 2016, 44,688 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $890,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest. In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance to be recognized over the next two years as the shares vest.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

22. Stockholders’ Equity (continued)

Stock-based compensation (continued)

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

Performance	Shares	Year Ended October 31,
Year	Granted	2017	2016	2015

2013	27,091	$-	$-	$237
2014	42,085	-	352	352
2015	27,424	144	140	130
2016	44,688	256	544	-
2017	41,291	605	-	-
		$1,005	$1,036	$719

During fiscal years 2017, 2016 and 2015, respectively, members of management exchanged 14,773, 12,433 and 10,907 shares of common stock with fair value of $294,000, $190,000 and $275,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During fiscal years 2017, 2016 and 2015, respectively, 18,956, 21,905 and 15,077 shares of common stock were issued to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $323,000, $273,000 and $325,000 of stock-based compensation in fiscal years 2017, 2016 and 2015, respectively.

In December 2017, the Company granted 90,000 shares of common stock with a per share price of $22.19 to certain members of management, resulting in a total compensation expense of approximately $1,997,000. These shares will vest and expense will be recognized equally over the next five years beginning fiscal year ending October 31, 2018.

Donation of Common Stock

In June 2015, the Company donated $100,000 of unregistered common stock to the Museum of Ventura County (“the Museum”), a California non-profit corporation. The number of shares of common stock issued was 4,498, which was based on the market value of Limoneira common stock on the date of the donation. The Company recognized expense of $100,000 that year, which is included in selling, general and administrative expense. The donation is to be used by the Museum to establish and operate an agriculture museum in Santa Paula, California depicting the history of agriculture in Ventura County

Dividend

On December 19, 2017, the Company declared a $0.0625 per share dividend which is to be paid on January 17, 2018 in the aggregate amount of $900,000 to common shareholders of record as of December 27, 2017.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

23. Fruit Growers Supply Cooperative

The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2017, and 2016, the Company has been allocated $729,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received no dividends in fiscal years 2017, 2016 or 2015.

During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2017 was $251,000.

24. Segment Information

The Company operates in six reportable operating segments: fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include inter-segment revenues between fresh lemons and lemon packing. The inter-segment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvesting of oranges, specialty citrus and other crops. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations.

The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

Prior to October 31, 2017, the Company combined its fresh lemons and lemon packing segments into one reportable segment called lemon operations. During 2017, following the completion and start-up activities of its new lemon packinghouse in 2016, the Company and its chief operating decision maker have emphasized the strategic importance and financial performance of its lemon packing operations and expanded processing volume with a focus on increasing the quantity of lemons procured from third-party growers. As a result, during the fourth quarter of 2017, the Company separated its lemon operations segment into two segments: fresh lemons and lemon packing. This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make decisions, assess performance, develop strategy and allocate capital resources. Additionally, the Company determined that avocados, which was previously aggregated in the other agribusiness segment, should be a separate reportable segment based upon the Company’s chief operating decision maker’s review of its operating results. Prior period disclosures have been recast to present results on a comparable basis.

In October 2016, the Company re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall Farms was reclassified to the other agribusiness reportable segment from the real estate development segment in October 2016. Windfall Farms has had limited real estate development activities in recent years, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results. Operating losses of $669,000 and $1,052,000 are included in the real estate development segment operating loss for fiscal years 2015 and 2014, respectively.

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

24. Segment Information (continued)

Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$85,439	$8,760	$–	$9,522	$12,148	$115,869	$5,440	$–	$–	$121,309
Intersegment revenue	–	19,156	(19,156)	–	–	–	–	–	–	–
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	-	-	121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	–	–	–	–	–	5,489	762	-	216	6,467
Operating Income	$18,025	$6,349	$–	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863

Segment information for fiscal year 2016 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$80,437	$4,830	$–	$10,767	$10,096	$106,130	$5,603	$56	$–	$111,789
Intersegment revenue	–	17,123	(17,123)	–	–	–	–	–	–	–
Total net revenues	80,437	21,953	(17,123)	10,767	10,096	106,130	5,603	56		111,789
Costs and expenses	61,742	21,939	(17,123)	4,619	8,106	79,283	2,885	2,006	13,088	97,262
Depreciation and amortization	–	–	–	–	–	4,321	732	55	231	5,339
Operating Income	$18,695	$14	$–	$6,148	$1,990	$22,526	$1,986	$(2,005)	$(13,319)	$9,188

Segment information for fiscal year 2015 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$74,798	$4,180	$–	$7,132	$9,014	$95,124	$5,104	$83	$–	$100,311
Intersegment revenue	–	16,175	(16,175)	–	–	–	–	–	–	–
Total net revenues	74,798	20,355	(16,175)	7,132	9,014	95,124	5,104	83		100,311
Costs and expenses	57,297	20,644	(16,175)	4,026	8,053	73,845	2,859	1,284	13,556	91,544
Depreciation and amortization	–	–	–	–	–	3,341	581	46	216	4,184
Operating Income	$17,501	$(289)	$–	$3,106	$961	$17,938	$1,664	$(1,247)	$(13,772)	$4,583

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

24. Segment Information (continued)

The following table sets forth revenues by category, by segment for fiscal years 2017, 2016 and 2015 (in thousands):

	Year Ended October 31,
	2017	2016	2015
Fresh lemon	$85,439	$80,437	$74,798
Lemon packing	27,916	21,953	20,355
Intersegment revenue	(19,156)	(17,123)	(16,175)
Lemon revenues	94,199	85,267	78,978

Avocados	9,522	10,767	7,132

Navel and Valencia oranges	7,099	6,143	5,626
Specialty citrus and other crops	5,049	3,953	3,388
Other agribusiness revenues	12,148	10,096	9,014
Agribusiness revenues	115,869	106,130	95,124

Residential and commercial rentals	3,589	3,555	2,892
Leased land	1,440	1,755	1,865
Organic recycling and other	411	293	347
Rental operations revenues	5,440	5,603	5,104

Real estate development revenues	-	56	83
Total revenues	$121,309	$111,789	$100,311

LIMONEIRA COMPANY

Notes to Consolidated Financial Statements

25. Sale of Property

On August 21, 2015, the Company sold its Wilson Ranch property, which is comprised of 52 acres of land with 33 acres of avocado orchards located near the City of Fillmore, in Ventura County, California. The sales price was $2,750,000 and the gain on the sale was $935,000.

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

27. Subsequent Events

The Company has evaluated events subsequent to October 31, 2017, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of October 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Reports of Independent Registered Public Accounting Firm” on pages 60-61.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2017 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Acquisition of PDA. We have excluded PDA’s operations from our management’s report on internal control over financial reporting as we continue to evaluate its internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2017 and 2016
Consolidated Statements of Operations for the years ended October 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended October 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 8, 2018.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 8, 2018 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Joseph D. Rumley	Chief Financial Officer, Treasurer
Joseph D. Rumley	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ Lecil E. Cole	Director
Lecil E. Cole

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Edgar Terry	Director
Edgar Terry

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

2.1	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.2	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.3	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Certificate of Amendment of Certification of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.5	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.10 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.5.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.5.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

3.5.3	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 25, 2017 (File No. 001-34755))

3.5.4	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 26, 2017 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit No.	Description

4.4	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.1	Real Estate Advisory Management Consultant Agreement dated April 1, 2004, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.2	Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.3	Avocado Marketing Agreement effective February 8, 2003, by and between Calavo Growers, Inc. and Limoneira Company, as amended (Incorporated by reference to exhibit 10.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.4	Stock Purchase Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.5	Standstill Agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.6	Standstill Agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.7	Lease Agreement dated February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.8	Amended and Restated Line of Credit Agreement dated December 15, 2008, by and between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.9	Amendment to Amended and Restated Line of Credit Agreement, dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.10	Second Amendment to Amended and Restated Line of Credit Agreement, dated November 14, 2011 between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011 (File No. 001-34755))

10.11	Third Amendment to Amended and Restated Line of Credit Agreement, dated March 19, 2014, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

Exhibit No.	Description

10.12	Revolving Equity Line of Credit Promissory Note and Loan Agreement, dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.13	Promissory Note and Loan Agreement, dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.14	Promissory Note and Loan Agreement, dated September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.15	Master Loan Agreement, dated May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 2, 2012 (File No. 001-34755))

10.16	Promissory Note and Supplement to Master Loan Agreement, dated May 1, 2012 between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2012 (File No. 001-34755))

10.17†	Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan, as amended on March 28, 2017 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2017 (File No. 001-34755))

10.18†	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011 (File No. 001-34755))

10.19†	Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.20	Pre-Annexation and Development Agreement, dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.21	Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al., Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.22	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the C. V. Sheldon Family Limited Partnership (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.23	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and the CH Sheldon LP (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.24	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Charles W. T. Sheldon (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.25	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Paul N. Sheldon Family Trust, U/D/T 10-27-06 (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.26	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Sheldon Family Revocable Trust, U/D/T 1-31-10 (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

Exhibit No.	Description

10.27	Agricultural Land Lease, dated January 6, 2012 and effective January 1, 2012, by and between Limoneira Company and Katherine J. Sheldon as Trustee of the Katherine J. Sheldon Trust (Incorporated by reference to exhibit 10.6 of the Company’s Current Report on Form 8-K, filed January 11, 2012 (File No. 001-34755))

10.28	Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. Rushing Trust, Jennifer R. Rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed June 10, 2013 (File No. 001-34755))

10.29	Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.30	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.31#	Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.32	Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.33	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International, LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.34	Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.35	General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.36	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.37	Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.38	Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.39	Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

Exhibit No.	Description

10.40	First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.41	Interim Funding Agreement, dated December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

10.42	Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.43	Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.44	Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (File No. 001-34755)

10.45	Lease Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-34755)

10.46	Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-34755)

10.47†	Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.48	Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, file June 21, 2017 (File No. 001-34755))

10.49	Revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.50	Non-revolving credit facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-24755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

Exhibit No.	Description

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements
#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.