Form 10-Q
period 2018-01-31
Limoneira CO
filed 2018-03-08
CIK 1342423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of February 28, 2018, there were 14,532,952 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•	changes in laws, regulations, rules, quotas, tariff, and import laws;

•	adverse weather conditions, natural disasters and other adverse natural conditions, including freezes, rains, fires and droughts that affect the production, transportation, storage, import and export of fresh produce;

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “Limoneira”, “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except share amounts)

	January 31, 2018	October 31, 2017
Assets
Current assets:
Cash	$546	$492
Accounts receivable, net	13,478	10,953
Cultural costs	2,016	4,124
Prepaid expenses and other current assets	6,524	6,981
Income taxes receivable	570	570
Total current assets	23,134	23,120

Property, plant and equipment, net	188,561	188,225
Real estate development	84,271	81,082
Equity in investments	17,645	14,061
Investment in Calavo Growers, Inc.	26,100	22,110
Other assets	10,800	10,433
Total Assets	$350,511	$339,031

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,050	$6,311
Growers payable	7,772	8,828
Accrued liabilities	4,061	5,177
Fair value of derivative instrument	123	268
Current portion of long-term debt	3,318	3,030
Total current liabilities	20,324	23,614
Long-term liabilities:
Long-term debt, less current portion	112,396	102,083
Deferred income taxes	22,084	31,415
Other long-term liabilities	3,769	3,920
Sale-leaseback deferral	33,122	30,396
Total liabilities	191,695	191,428

Commitments and contingencies	-	-
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2018 and October 31, 2017) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2018 and October 31, 2017) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2018 and October 31, 2017)	-	-
Common Stock – $.01 par value (39,000,000 shares authorized: 14,532,952 and 14,405,031 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively)	145	144
Additional paid-in capital	94,600	94,294
Retained earnings	42,284	34,692
Accumulated other comprehensive income	10,367	7,076
Noncontrolling interest	610	587
Total stockholders’ equity	148,006	136,793
Total Liabilities and Stockholders’ Equity	$350,511	$339,031

The accompanying notes are an integral part of these unaudited consolidated financial statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share amounts)

	Three months ended January 31,
	2018	2017
Net revenues:
Agribusiness	$30,333	$26,769
Rental operations	1,260	1,323
Real estate development	-	-
Total net revenues	31,593	28,092
Costs and expenses:
Agribusiness	28,162	26,344
Rental operations	1,065	1,055
Real estate development	30	85
Selling, general and administrative	4,074	3,847
Total costs and expenses	33,331	31,331
Operating loss	(1,738)	(3,239)
Other income (expense):
Interest expense, net	(510)	(434)
Equity in earnings of investments	43	74
Other income, net	241	287
Total other expense	(226)	(73)

Loss before income tax benefit	(1,964)	(3,312)

Income tax benefit	10,587	1,240
Net income (loss)	8,623	(2,072)
Net loss attributable to noncontrolling interest	2	-
Net income (loss) attributable to Limoneira Company	8,625	(2,072)
Preferred dividends	(125)	(155)
Net income (loss) attributable to common stock	$8,500	$(2,227)

Basic net income (loss) per common share	$0.59	$(0.16)

Diluted net income (loss) per common share	$0.58	$(0.16)

Dividends per common share	$0.06	$0.06

Weighted-average common shares outstanding-basic	14,466,000	14,202,000
Weighted-average common shares outstanding-diluted	14,984,000	14,202,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three months ended January 31,
	2018	2017

Net income (loss)	$8,623	$(2,072)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	243	-
Minimum pension liability adjustment, net of tax of $51 and $82	124	126
Unrealized holding gains on security available-for-sale, net of tax of $1,169 and $(458)	2,821	(697)
Unrealized gains from derivative instrument, net of tax of $42 and $150	103	204
Total other comprehensive income (loss), net of tax	3,291	(367)
Comprehensive income (loss)	11,914	(2,439)
Comprehensive loss attributable to noncontrolling interest	23	-
Comprehensive income (loss) attributable to Limoneira Company	$11,937	$(2,439)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended January 31,
	2018	2017
Operating activities
Net income (loss)	$8,623	$(2,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,690	1,577
Loss on disposals of assets	99	50
Gain on sales of real estate development assets	(25)	-
Stock compensation expense	708	587
Equity in earnings of investments	(43)	(74)
Provision for deferred income taxes	(10,587)	-
Amortization of deferred financing costs	7	13
Accrued interest on note receivable	(30)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(2,523)	479
Cultural costs	2,116	2,179
Prepaid expenses and other current assets	(1,064)	(688)
Income taxes receivable	-	(1,238)
Other assets	(45)	104
Accounts payable and growers payable	(2,872)	(2,301)
Accrued liabilities	(1,145)	(2,921)
Other long-term liabilities	24	(32)
Net cash used in operating activities	(5,067)	(4,343)

Investing activities
Capital expenditures	(2,033)	(2,331)
Net proceeds from sales of real estate development assets	1,543	-
Equity investment contributions	(3,500)	(4,450)
Investments in mutual water companies	(6)	(6)
Net cash used in investing activities	(3,996)	(6,787)

Financing activities
Borrowings of long-term debt	27,959	37,680
Repayments of long-term debt	(17,425)	(25,288)
Dividends paid – common	(908)	(782)
Dividends paid – preferred	(125)	(155)
Exchange of common stock	(401)	(294)
Net cash provided by financing activities	9,100	11,161
Effect of exchange rate changes in cash	17	-
Net increase in cash	54	31
Cash at beginning of period	492	38
Cash at end of period	$546	$69

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(In thousands)

	Three months ended January 31,
	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$764	$403
Cash paid during the period for income taxes, net of (refunds)	$-	$-
Non-cash investing and financing activities:
Unrealized holding (gain) loss on Calavo investment	$(3,990)	$1,155
Increase in real estate development and sale-leaseback deferral	$2,726	$1,833
Non-cash issuance of note receivable	$3,000	$-
Non-cash reduction of note receivable	$68	$-
Capital expenditures accrued but not paid at period-end	$234	$289
Accrued interest on notes receivable	$30	$6
Accrued contribution obligation of investment in water company	$315	$315
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31

In October 2017, the Company entered an agreement to sell its Centennial Square (“Centennial”) real estate development property for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and issuing a $3,000,000 promissory note secured by the property for the balance of the purchase price.

During the three months ended January 31, 2018, the holder of the note receivable from a 2004 sale of property completed the drilling of a water well at the Company’s La Campana Ranch. The fair value of the well drilling services was $68,000 and the Company recorded a non-cash reduction of the note receivable.

During 2017 certain shares of Series B convertible preferred stock were converted into common stock as described in Note 21 - Series B and Series B-2 Preferred Stock.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. (“PDA”) for a purchase price of $5,706,000 in cash as further described in Note 3 - Acquisitions.

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

The unaudited interim consolidated financial statements for the three months ended January 31, 2018 and 2017 and balance sheet as of January 31, 2018 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2018 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2018 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2017 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC and PDA, in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidation, and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this Quarterly Report on Form 10-Q.

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

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2019. The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU and to record right-of-use assets and lease obligations for its operating leases that exist on the date of adoption. Note 20 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in the Company’s fiscal year 2017 Annual Report on Form 10-K describes its operating lease arrangements as of October 31, 2017.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

The amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company’s early adoption of this ASU on November 1, 2016 resulted in a cumulative effect provision of $21,000 recognized in fiscal year 2017. The Company has also elected to account for forfeitures as they occur using the modified retrospective approach. In addition, the Company is now required to present excess tax benefits (provisions) as operating activity (combined with other income tax cash flows) on the statements of cash flows rather than as financing activity and has elected to adopt this change prospectively.

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

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

These amendments refine and expand hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance.

The amendment is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

FASB ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded.

The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the effect of this ASU. It could have a significant effect on the Company’s consolidated financial statements.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions

Business Combination

On February 24, 2017 (the “Acquisition Date”), the Company completed the acquisition of 90% of the outstanding stock of PDA, a privately-owned Chilean corporation, for $5,800,000 in cash (the “Acquisition”). PDA also had approximately $1,700,000 in long-term debt on the Acquisition Date, which was assumed by the Company in the Acquisition. A holdback of 10% of the purchase proceeds to be paid to the seller was withheld for a six-month period to allow for potential contingencies as defined in the purchase agreement. PDA is a 200-acre lemon and orange orchard located near La Serena, Chile. PDA’s total assets of $9,451,000 on the Acquisition Date included a 13% equity interest in Rosales S.A. (“Rosales”) in which the Company owns a 35% equity investment. After the Acquisition, the Company owns 47% of Rosales and PDA’s 10% stockholder owns the remaining 53% of Rosales. Rosales packs and sells all of PDA’s citrus production. PDA had approximately $450,000 of net income on approximately $1,900,000 in sales for the year ended December 31, 2016. Transactions costs incurred in connection with the Acquisition in 2017 were approximately $57,000, which were included in selling, general and administrative expense.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Fair Value Measurements (continued)

 The following table sets forth the Company’s financial assets and liabilities as of January 31, 2018 and October 31, 2017, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

January 31, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$26,100	$–	$–	$26,100
Liabilities at fair value:
Derivative	$–	$123	$–	$123

October 31, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$22,110	$–	$–	$22,110
Liabilities at fair value:
Derivative	$–	$268	$–	$268

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at January 31, 2018 and October 31, 2017 was $87.00 and $73.70 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs.

5. Accounts Receivable

The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2018 and October 31, 2017 the allowances totaled $465,000 and $577,000, respectively.

6. Concentrations

Lemons procured from third-party growers were 53% of lemon supply in the three months ended January 31, 2018, of which one third-party grower was 15% of lemon supply. The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Prepaid insurance	$825	$609
Prepaid supplies	929	806
Lemon supplier advances	502	271
Note receivable, net	2,845	–
Deferred lease expense, water assessments and other	1,423	958
Real estate development for sale	–	4,337
	$6,524	$6,981

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development

Real estate development assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017

East Areas I and II	$77,689	$74,500
Templeton Santa Barbara, LLC	6,582	6,582
	$84,271	$81,082

East Areas I and II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended January 31, 2018 and 2017, the Company capitalized $3,189,000 and $2,196,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $1,000 and $3,000 in the three months ended January 31, 2018 and 2017, respectively.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)

East Areas I and II (continued)

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended January 31, 2018 and 2017, the Company recorded $2,726,000 and $1,833,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

In connection with the LLC Agreement, the Company was reimbursed $250,000 by the Joint Venture in January 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount was included in prepaid expenses and other current assets in the consolidated balance sheets as of October 31, 2017. Additionally, beginning March 2016, the Company leases office space to Lewis and received rental income of $4,000 and $12,000 for the three months ended January 31, 2018 and 2017, respectively.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of $3,500,000 and $4,450,000 to the LLC in the three months ended January 31, 2018 and 2017, respectively. Additionally, the Company recorded equity losses of zero and $54,000 in the three months ended January 31, 2018 and 2017, respectively, related to the Joint Venture.

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. There were no amounts outstanding at January 31, 2018 related to this loan.

In connection with facilitating the annexation of East Area I property into the City of Santa Paula, during February 2014 the Company entered into a Capital Improvement Cost Sharing Agreement for Improvements to Santa Paula Creek Channel (the “Cost Sharing Agreement”) with the Ventura County Watershed Protection District (the “District”). The Cost Sharing Agreement requires the Company to reimburse the District 28.5% of the costs of the improvements, up to a maximum of $5,000,000. Additionally, the Company is required to pay the cost of preparing a study to determine a feasible scope of work and budget for the improvements. No cost reimbursements have been incurred to date in relation to the Cost Sharing Agreement.

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. The Company made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000. The $275,000 of option payments were applied to the purchase price and the Company incurred $9,000 of transaction costs. The note is due in five years, with interest-only, monthly payments at interest rates ranging from 5% to 7%.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial, The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla at January 31, 2018 were $3,250,000 and $3,332,000, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla as of October 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively. These projects were idle during the three months ended January 31, 2018 and 2017 and, as such, no costs were capitalized. Additionally, in relation to these projects, the Company incurred expenses of $29,000 and $47,000 in the three months ended January 31, 2018 and 2017, respectively.

In October 2017, the Company entered an agreement to sell Centennial for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and issuing a $3,000,000 promissory note secured by the property for the balance of the purchase price. The promissory note matures June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $194,000, to be recognized under the installment method, with $15,000 recognized in the three months ended January 31, 2018 and $179,000 deferred until repayment of the promissory note.

In August 2017, the Company entered an agreement to sell the commercial portion of its Sevilla project for $1,452,000. This transaction closed in November 2017 with the Company receiving net proceeds of $1,364,000. The Company recognized a gain of $10,000 after transaction costs.

In December 2017, the Company entered an agreement to sell Pacific Crest for $3,500,000. After transaction costs, the Company expects to recognize a gain of $40,000. To date, this transaction has not closed.

At January 31, 2018 and October 31, 2017, the $3,250,000 carrying value of Pacific Crest and the $3,332,000 carrying value of Sevilla were classified as real estate development. At October 31, 2017, the $2,983,000 carrying value of Centennial and the $1,354,000 carrying value of the commercial portion of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

9. Equity in Investments

Equity in investments consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Limoneira Lewis Community Builders, LLC	$13,134	$9,634
Limco Del Mar, Ltd.	2,130	1,968
Rosales	1,866	1,944
Romney Property Partnership	515	515
	$17,645	$14,061

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

Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains and (losses) of $3,990,000 ($2,821,000 net of tax) and $(1,155,000) (($697,000) net of tax), during the three months ended January 31, 2018 and 2017, respectively.

11. Other Assets

Other assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Investments in mutual water companies	$5,006	$4,686
Acquired water and mineral rights	2,701	2,655
Deposit for land purchase	670	645
Deferred lease assets and other	438	448
Note receivable	563	625
Revolving funds and memberships	320	265
Acquired trade names and trademarks, net	218	233
Goodwill	884	876
	$10,800	$10,433

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Compensation	$1,568	$2,367
Property taxes	200	599
Interest	372	327
Deferred income and deposits	963	636
Lease expense	17	137
Lemon supplier payables	177	166
Capital expenditures and other	764	945
	$4,061	$5,177

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	January 31, 2018	October 31, 2017
Farm Credit West revolving and non-revolving lines of credit: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.56% at January 31, 2018, plus 1.85%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$85,670	$74,556

Farm Credit West term loan: the interest rate is variable and was 3.95% at January 31, 2018. The loan is payable in quarterly installments through November 2022.	3,018	3,155

Farm Credit West term loan: the interest rate is variable and was 3.95% at January 31, 2018. The loan is payable in monthly installments through October 2035.	1,155	1,167

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,423	9,504

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	7,015	7,083

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	7,393	7,730

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	2,221	2,106
Subtotal	115,895	105,301
Less deferred financing costs, net of accumulated amortization	181	188
Total long-term debt, net	115,714	105,113
Less current portion	3,318	3,030
Long-term debt, less current portion	$112,396	$102,083

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018 the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Non-Revolving Credit Supplement remained unchanged. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement.

The interest rate for any amount outstanding under the Supplements is based on the one-month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. We may prepay any amounts outstanding under the Supplements without penalty.

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

The Farm Credit West credit facility provides for maximum borrowings of $115,000,000 and the borrowing capacity based on collateral value was $115,000,000 at January 31, 2018.

In fiscal year 2017, the Company paid and capitalized debt financing costs of $108,000 related to the Loan Agreement and expensed $45,000 of capitalized debt financing costs related to the Rabobank revolving credit facility.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $577,000 and $464,000 during the three months ended January 31, 2018 and 2017, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs net of amortization is included in long-term debt on the Company’s consolidated balance sheet at January 31, 2018.

14. Derivative Instrument and Hedging Activities

The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows (in thousands):

	Notional Amount		Fair Value Liability
	January 31, 2018	October 31, 2017	January 31, 2018	October 31, 2017
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000	$40,000	$123	$268

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

This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument and related accumulated other comprehensive income at January 31, 2018 and October 31, 2017.

15. Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The computations for basic and diluted net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three months ended January 31,
	2018	2017
Basic net income (loss) per common share:
Numerator: Net income (loss) applicable to common stock	$8,500	$(2,227)
Denominator: Weighted average common shares-basic	14,466	14,202
Basic net income (loss) per common share	$0.59	$(0.16)

Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$8,625	$(2,227)
Denominator: Weighted average common shares–basic	14,466	14,202
Effect of dilutive unvested, restricted stock and preferred stock	518	-
Weighted average common shares–diluted	14,984	14,202
Diluted net income (loss) per common share	$0.58	$(0.16)

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings (loss) per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 98,000 unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings per share for the three months ended January 31, 2018.

16. Related-Party Transactions

The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $177,000 and $188,000 of rental revenue from employees in the three months ended January 31, 2018 and 2017, respectively. There were no rental payments due from employees at January 31, 2018 or October 31, 2017.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $720,000 and $638,000 in the three months ended January 31, 2018 and 2017, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $321,000 and $141,000 at January 31, 2018 and October 31, 2017, respectively.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $307,000 and $572,000 from the association in the three months ended January 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $6,000 and $180,000 at January 31, 2018 and October 31, 2017, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $285,000 and $270,000 in the three months ended January 31, 2018 and 2017, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had no avocado sales to Calavo for the three months ended January 31, 2018 and 2017. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were no amounts receivable by the Company from Calavo at January 31, 2018 and October 31, 2017, respectively. Additionally, the Company leases office space to Calavo and received rental income of $72,000 and $71,000 in the three months ended January 31, 2018 and 2017, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $3,000 and zero of storage services from Calavo in the three months ended January 31, 2018 and 2017, respectively. Amounts due to Calavo at January 31, 2018 and October 31, 2017 were $4,000 and $163,000, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. During the three months ended January 31, 2018 and 2017, the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $228,000 and $275,000, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $88,000 and $636,000 at January 31, 2018 and October 31, 2017, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $6,000 lease expense related to these leases in the three months ended January 31, 2018 and 2017, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $9,000 and $17,000 to the Company during the three months ended January 31, 2018 and 2017, respectively. The Company incurred lease and farming expenses of $36,000 and $28,000 in the three months ended January 31, 2018 and 2017, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $120,000 and $61,000 at January 31, 2018 and October 31, 2017, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of $2,451,000 and $2,757,000 in the three months ended January 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG of $218,000 and $303,000 in the three months ended January 31, 2018 and 2017, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was $15,000 and $209,000 due to Associated from CRG at January 31, 2018 and October 31, 2017, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the three months ended January 31, 2018 and 2017 the Company recorded revenues of zero and $34,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $84,000 and $15,000 from YMIDD during the three months ended January 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from or payments due to YMIDD at January 31, 2018 and October 31, 2017. Amounts due to YMIDD at January 31, 2018 and October 31, 2017 were zero and $10,000, respectively.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $47,000 and $34,000 in the three months ended January 31, 2018 and 2017, respectively. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were zero and $912,000 at January 31, 2018 and October 31, 2017, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended January 31, 2018 and 2017, the Company received no cash distributions and recorded equity in earnings of this investment of $163,000 and $183,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $141,000 and $248,000 of lemon sales to Rosales in the three months ended January 31, 2018 and 2017, respectively. Additionally, PDA recognized $282,000 of orange sales to Rosales in the three months ended January 31, 2018. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $163,000 and $101,000 at January 31, 2018 and October 31, 2017, respectively. The Company recorded equity in losses of this investment of $36,000 and $3,000 in the three months ended January 31, 2018 and 2017, respectively and amortization of fair value basis differences of $84,000 and $52,000 in the three months ended January 31, 2018 and 2017, respectively.

17. Income Taxes

The Company’s estimated annual effective blended tax rate for fiscal year 2018 is approximately 28.2%. As such, a 538.9% estimated effective blended tax rate, after tax reform and stock compensation discrete items, was utilized by the Company in the three months ended January 31, 2018 to calculate its income tax provision. The discrete driver of the significant increase in the estimated effective blended tax rate in the three months ended January 31, 2018 is the approximately $10.0 million decrease in deferred tax liabilities, related to the change in federal tax rate per the Tax Cuts and Jobs Act of 2017, from 34% to 21%.

The Company has no uncertain tax positions as of January 31, 2018. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). Except for certain provisions, the act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will apply to the Company’s 2019 fiscal year, such as eliminating the domestic production activities deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions. For fiscal year 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax liabilities; and immediate expensing of certain capital expenditures. Changes effective fiscal year 2018 include, but not limited to, a corporate tax rate decrease from 34% to 21%, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

The Company has calculated its best estimate of the impact of the Act on its quarter-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result of the corporate tax rate reduction, the Company has decreased its deferred tax liability balance as of January 31, 2018 by approximately $10,000,000.

The Company is able to claim bonus depreciation to accelerate the expensing of the cost of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2024. For the first five-year period (through 2022), the Company can deduct 100% of the cost of qualified property. Starting in 2023, the additional bonus depreciation is gradually phased out by 20% each year through 2027.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

17. Income Taxes (continued)

Deemed repatriation of foreign earnings is the one-time mandatory transition tax imposed on cumulative foreign earnings. The Company does not believe that there is an impact due to its current foreign earnings deficit. However, the Company will continue to evaluate its foreign earnings during the fiscal year.

The Act eliminates or reduces certain deductions, including Section 199 Domestic Production Activities Deduction. However, the Company’s fiscal year began before the Act was effective, and the Company will be able to claim the Section 199 deduction for fiscal year 2018. After fiscal year 2018, the Company will no longer be able to claim the Section 199 deduction.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding IRC Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Act on its financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the approximately $10,000,000 of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and zero additional taxable income recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings is a provisional amount and a reasonable estimate at January 31, 2018. Additional work is necessary to do a more detailed analysis of historic earnings as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded during the remainder of the fiscal year ended October 31, 2018, as they are identified.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 and $275,000 during the three months ended January 31, 2018 and 2017, respectively.

The net periodic pension costs for the Plan were as follows (in thousands):

	Three Months Ended January 31,
	2018	2017

Administrative expenses	$63	$76
Interest cost	192	194
Expected return on plan assets	(268)	(263)
Prior service cost	11	11
Recognized actuarial loss	175	208
Net periodic benefit cost	$173	$226

19. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	January 31, 2018	October 31, 2017

Minimum pension liability	$3,707	$3,858
Deferred gain and other	62	62
	$3,769	$3,920

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

Voting Rights: Each holder of Series B Stock is entitled to ten votes on all matters submitted to a vote of the stockholders of the Company.

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

In fiscal year 2017, a total of 14,210 shares of Series B preferred stock were converted into 177,624 shares of common stock. In fiscal year 2016, 500 shares of Series B preferred stock were converted into 6,250 shares of common stock. In fiscal year 2015, 500 shares of Series B preferred stock were converted into 6,250 shares of common stock.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

22. Stock-based Compensation (continued)

In December 2017, 41,291 shares of common stock with a per share value of $22.86 were granted to management under the Stock Plan for fiscal year 2017 performance, resulting in a total compensation expense of approximately $944,000, with $605,000 recognized in the year ended October 31, 2017 and the balance to be recognized over the next two years as the shares vest. In addition, 90,000 shares of common stock with a per share value of $22.19 were granted to key executives under the Stock Plan, resulting in a total compensation expense of approximately $1,997,000, to be recognized equally over the next five years as the shares vest. In December 2016, 44,688 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $890,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest. In December 2015, 27,424 shares of common stock with a per share value of $15.29 were granted to management under the Stock Plan for fiscal year 2015 performance, resulting in total compensation expense of approximately $410,000, with $130,000 recognized in the year ended October 31, 2015 and the balance recognized over the next two years as the shares vested.

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

Performance	Shares	Three Months Ended January 31,
Year	Granted	2018	2017
2015	27,424	$-	$36
2016	44,688	25	64
2017	41,291	68	164
2018	90,000	306	-
		$399	$264

During the three months ended January 31, 2018 and 2017 members of management exchanged 17,520 and 14,773 shares, respectively of common stock with fair value of $401,000 and $294,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2018 and 2017, 14,033 and 18,956 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $309,000 and $323,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2018 and 2017, respectively.

23. Segment Information

The Company operates in six reportable operating segments: fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvesting of oranges, specialty citrus and other crops. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

23. Segment Information (continued)

Segment information for the three months ended January 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$24,976	$2,833	$–	$–	$2,524	$30,333	$1,260	$–	$–	$31,593
Intersegment revenue	–	4,924	(4,924)	–	–	–	–	–	–	–
Total net revenues	24,976	7,757	(4,924)	–	2,524	30,333	1,260	–	-	31,593
Costs and expenses	22,890	5,724	(4,924)	704	2,321	26,715	870	30	4,026	31,641
Depreciation and amortization	–	–	–	–	–	1,447	195	-	48	1,690
Operating income	$2,086	$2,033	$–	$(704)	$203	$2,171	$195	$(30)	$(4,074)	$(1,738)

Segment information for the three months ended January 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$23,312	$2,677	$–	$–	$780	$26,769	$1,323	$–	$–	$28,092
Intersegment revenue	–	5,159	(5,159)	–	–	–	–	–	–	–
Total net revenues	23,312	7,836	(5,159)	–	780	26,769	1,323	-	-	28,092
Costs and expenses	21,249	5,731	(5,159)	680	2,508	25,009	866	85	3,794	29,754
Depreciation and amortization	–	–	–	–	–	1,335	189	-	53	1,577
Operating income	$2,063	$2,105	$–	$(680)	$(1,728)	$425	$268	$(85)	$(3,847)	$(3,239)

The following table sets forth revenues by category, by segment for the three months ended January 31, 2018 and 2017 (in thousands):

	Three months ended January 31,
	2018	2017

Fresh lemons	$24,976	$23,312
Lemon packing	7,757	7,836
Intersegment revenue	(4,924)	(5,159)
Lemon revenues	27,809	25,989

Avocados	-	-

Navel and Valencia oranges	1,343	503
Specialty citrus and other crops	1,181	277
Other agribusiness revenues	2,524	780
Agribusiness revenues	30,333	26,769

Residential and commercial rentals	850	894
Leased land	328	371
Organic recycling and other	82	58
Rental operations revenues	1,260	1,323

Real estate development revenues	-	-
Total net revenues	$31,593	$28,092

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

24. Subsequent Events

The Company has evaluated events subsequent to January 31, 2018 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the Notes to Consolidated Financial Statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Lemons. Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the three months ended January 31, 2018, lemon sales were comprised of approximately 69% in domestic and Canadian sales, 26% in sales to domestic exporters and 5% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts; and our wine grapes are sold to various wine producers.

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

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 4%, 5% and 5% of our consolidated revenues in fiscal years 2017, 2016 and 2015, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal years 2017, 2016 or 2015. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

Water Resources

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and surface water in Arizona from the Colorado River through the YMIDD. We use ground water for our PDA farming operations in Chile.

California has historically experienced periods of below average precipitation. Recent precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2017 compared to 75% in 2016 and zero in 2015.

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

Our Associated Citrus Packers, Inc. (“Associated”) farming operations in Yuma, Arizona sources water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights.

We use ground water provided by wells for our PDA farming operations in La Serena, Chile.

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Phase 1 site improvements have begun. The lot bidding process with home builders has begun and initial closings of lots sales are anticipated to begin in the first quarter of fiscal year 2019.

To consummate the joint venture transaction, we formed Limoneira Lewis Community Builders, LLC (the “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project, including Lewis’ $20.0 million investment in the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $3.5 million in the first quarter of fiscal year 2018 and $7.5 million in fiscal year 2017. We also entered a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allows us to continue farming the property during the phased build-out of the project.

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

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement.

In August 2017, we entered an agreement to sell the commercial portion of our Sevilla property for approximately $1.5 million. This transaction closed in November 2017, we received net proceeds of $1.4 million and we recognized a gain of approximately $10,000.

In October 2017, we entered an agreement to sell our Centennial property for approximately $3.3 million. This transaction closed December 2017 and we received net proceeds of $0.2 million and issued a $3.0 million promissory note secured by the property for the balance of the purchase price. The promissory note matures in June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $0.2 million, most of which has been deferred until repayment of the promissory note.

In December 2017, we entered an agreement to sell our Terraces at Pacific Crest (“Pacific Crest”) property for $3.5 million. After transaction costs, we expect to recognize a gain of $40,000. To date, this transaction has not closed.

For fiscal year 2017, we declared cash dividends to our stockholders totaling $0.22 per common share in the aggregate amount of approximately $3.2 million compared to a total of $0.20 per common share in the aggregate amount of approximately $2.8 million for fiscal year 2016. On December 19, 2017, we declared a $0.0625 per share dividend which was paid on January 17, 2018 in the aggregate amount of approximately $0.9 million to common shareholders of record as of January 2, 2018. This represents a 14% increase in our dividend compared to 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act on our quarter-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result of the rate reduction, we have decreased our deferred tax liability balance as of January 31, 2018 by approximately $10.0 million.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. There were no amounts outstanding at January 31, 2018 related to this loan.

In February 2013, we entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. We made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, we exercised our option and purchased the property for $3.1 million, by making a cash payment of $1.4 million and issuing a note payable for $1.4 million. The $0.3 million of option payments were applied to the purchase price and we incurred $9,000 of transaction costs. The note is due in five years, with interest-only, monthly payments at interest rates ranging from 5% to 7%.

Results of Operations

The following table shows the results of operations (in thousands):

	Three months ended January 31,
	2018	2017
Revenues:
Agribusiness	$30,333	$26,769
Rental operations	1,260	1,323
Real estate development	-	-
Total net revenues	31,593	28,092
Costs and expenses:
Agribusiness	28,162	26,344
Rental operations	1,065	1,055
Real estate development	30	85
Selling, general and administrative	4,074	3,847
Total costs and expenses	33,331	31,331
Operating income:
Agribusiness	2,171	425
Rental operations	195	268
Real estate development	(30)	(85)
Selling, general and administrative	(4,074)	(3,847)
Operating loss	(1,738)	(3,239)
Other income (expense):
Interest expense, net	(510)	(434)
Equity in earnings of investments	43	74
Other income, net	241	287
Total other expense	(226)	(73)
Loss before income tax benefit	(1,964)	(3,312)
Income tax benefit	10,587	1,240
Net income (loss)	8,623	(2,072)
Loss attributable to noncontrolling interest	2	-
Net income (loss) attributable to Limoneira Company	$8,625	$(2,072)

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

	Three Months ended January 31,
	2018	2017

Net income (loss) attributable to Limoneira Company	$8,625	$(2,072)
Interest expense, net	510	434
Income tax benefit	(10,587)	(1,240)
Depreciation and amortization	1,690	1,577
EBITDA	$238	$(1,301)

First Quarter of Fiscal Year 2018 Compared to the First Quarter of Fiscal Year 2017

Revenues

Total revenue for the first quarter of fiscal year 2018 was $31.6 million compared to $28.1 million for the first quarter of fiscal year 2017. The 12% increase of $3.5 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2018	2017	Change

Lemons	$27,809	$25,989	$1,820	7%
Avocados	-	-	-	-
Navel and Valencia oranges	1,343	503	840	167%
Specialty citrus and other crops	1,181	277	904	326%
Agribusiness revenues	$30,333	$26,769	$3,564	13%

•	Lemons: The increase in the first quarter of fiscal year 2018 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2017. During the first quarters of fiscal years 2018 and 2017, fresh lemon sales were $24.0 million and $21.0 million, respectively, on 912,000 and 909,000 cartons of lemons sold at average per carton prices of $26.32 and $23.10, respectively. Additionally, lemon revenues include $2.8 million shipping and handling, $0.5 million lemon by-products and $0.5 million other lemon sales in the first quarter of fiscal year 2018 compared to $2.7 million shipping and handling, $1.7 million lemon by-product and $0.6 million other lemon sales during the same period in fiscal year 2017.

•	Avocados: No significant sales of avocados were recorded in the first quarters of fiscal years 2018 and 2017.

•	Navel and Valencia oranges: The increase in the first quarter of fiscal year 2018 was primarily attributable to higher prices and volume of oranges sold compared to the same period in fiscal year 2017. In the first quarter of fiscal year 2018, 104,000 40-pound carton equivalents of oranges were sold at average per carton prices of $12.91 compared to 54,000 40-pound carton equivalents sold at average per carton prices of $9.31 in the first quarter of fiscal year 2017.

•	Specialty citrus and other crops: The increase in the first quarter of fiscal year 2018 was primarily the result of higher prices and volume of specialty citrus sold compared to the same period in fiscal year 2017. During the first quarter of fiscal year 2018, 83,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $14.23 compared to 25,000 40-pound carton equivalents sold at an average per carton price of $11.08 during the same period in fiscal year 2017.

Costs and Expenses

Our total costs and expenses in the first quarter of fiscal year 2018 were $33.3 million compared to $31.3 million in the first quarter of fiscal year 2017, for a 6% increase of $2.0 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2018	2017	Change

Packing costs	$5,724	$6,159	$(435)	(7%)
Harvest costs	3,273	3,381	(108)	(3%)
Growing costs	6,838	6,371	467	7%
Third-party grower costs	10,880	9,098	1,782	20%
Depreciation and amortization	1,447	1,335	112	8%
Agribusiness costs and expenses	$28,162	$26,344	$1,818	7%

•	Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $5.7 million in the first quarter of fiscal years 2018 and 2017, respectively. During the first quarter of fiscal year 2018, we packed and sold 912,000 cartons of lemons at average per carton costs of $5.95 compared to 909,000 cartons of lemons sold at average per carton costs of $6.01 during the same period in fiscal year 2017. Additionally, packing costs include $0.3 million of shipping costs in the first quarter of fiscal years 2018 and 2017. Further, in the first quarter of fiscal year 2017, we incurred $0.4 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The decrease in the first quarter of fiscal year 2018 is primarily attributable to decreased volume of lemons harvested partially offset by increased volume of oranges and specialty citrus harvested.

•	Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first quarter of fiscal year 2018 is primarily due to net increased costs of $0.3 million for cultivation, fertilization and soil amendments, pest control, pruning and irrigation plus PDA growing costs compared to the same period in fiscal year 2017. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•	Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first quarter of fiscal year 2018 is primarily attributable to higher volume of third-party grower fruit sold. Of the 912,000 and 909,000 cartons of lemons packed and sold during the first quarter of fiscal years 2018 and 2017, respectively, 483,000 (53%) and 464,000 (51%) were procured from third-party growers at average per carton prices of $22.47 and $19.40, respectively. Additionally, we incurred $25,000 of costs for purchased, packed fruit to sell in the first quarter of fiscal year 2018 compared to $0.1 million during the same period in fiscal year 2017.

•	Depreciation expense for the first quarter of fiscal year 2018 was approximately $0.1 million higher than the first quarter of fiscal year 2017 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $4.1 million in the three months ended January 31, 2018 compared to $3.8 million in the three months ended January 31, 2017. The $0.3 million increase is primarily attributable to increased lemon selling expenses due to an increase in personnel and increased incentive compensation as a result of projected improved operating results as of January 31, 2018 compared to January 31, 2017.

Other Income (Expense)

Other expense, net for the three months ended January 31, 2018 is comprised primarily of $0.5 million of net interest expense partially offset by $0.3 million of dividend income received from Calavo Growers, Inc. (“Calavo”). Other expense, net for the three months ended January 31, 2017 is comprised primarily of $0.4 million of net interest expense offset by $0.1 million of equity in earnings of investments and $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.6 million and $0.5 million of interest in the first quarter of fiscal years 2018 and 2017, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax benefit of $10.6 million in the first quarter of fiscal year 2018 on pre-tax losses of $2.0 million compared to an estimated income tax benefit of $1.2 million in the first quarter of fiscal year 2017 on pre-tax losses of $3.3 million. The discrete driver of the significant increase in estimated income tax benefit in the first quarter of fiscal year 2018 compared to the same period in fiscal year 2017 is the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2018 is approximately 28.2%.

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

The following table shows the segment results of operations for the three months ended January 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$24,976	$2,833	$–	$–	$2,524	$30,333	$1,260	$-	$–	$31,593
Intersegment revenue	–	4,924	(4,924)	–	–	–	–	–	–	–
Total net revenues	24,976	7,757	(4,924)	–	2,524	30,333	1,260	-	-	31,593
Costs and expenses	22,890	5,724	(4,924)	704	2,321	26,715	870	30	4,026	31,641
Depreciation and amortization	–	–	–	–	–	1,447	195	-	48	1,690
Operating income	$2,086	$2,033	$–	$(704)	$203	$2,171	$195	$(30)	$(4,074)	$(1,738)

The following table shows the segment results of operations for the three months ended January 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total

Revenues from external customers	$23,312	$2,677	$–	$–	$780	$26,769	$1,323	$–	$–	$28,092
Intersegment Revenue	–	5,159	(5,159)	–	–	–	–	–	–	–
Total net revenues	23,312	7,836	(5,159)	–	780	26,769	1,323	-	-	28,092
Costs and expenses	21,249	5,731	(5,159)	680	2,508	25,009	866	85	3,794	29,754
Depreciation and amortization	–	–	–	–	–	1,335	189	-	53	1,577
Operating income	$2,063	$2,105	$–	$(680)	$(1,728)	$425	$268	$(85)	$(3,847)	$(3,239)

First Quarter of Fiscal Year 2018 Compared to the First Quarter of Fiscal Year 2017

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the first quarter of fiscal year 2018, our fresh lemons segment revenue was $25.0 million compared to $23.3 million for the first quarter of fiscal year 2017; a 7% increase of $1.7 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the first quarter of fiscal year 2018, our fresh lemons costs and expenses were $22.9 million compared to $21.2 million for the first quarter of fiscal year 2017. The 8% increase of $1.7 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2018 were $0.3 million lower than the first quarter of fiscal year 2017.

•	Growing costs for the first quarter of fiscal year 2018 were $0.3 million higher than the first quarter of fiscal year 2017.

•	Third-party grower costs for the first quarter of fiscal year 2018 were $1.7 million higher than the first quarter of fiscal year 2017.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first quarter of fiscal years 2018 and 2017, our lemon packing segment revenues were $7.8 million.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2018 and 2017, our lemon packing costs and expenses were $5.7 million.

For the first quarter of fiscal years 2018 and 2017, lemon packing segment operating income per carton sold was $2.23 and $2.32, respectively.

In the first quarter of fiscal years 2018 and 2017, the lemon packing segment includes $4.9 million and $5.2 million, respectively, of intersegment revenues that are charged to the fresh lemon segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first quarter of fiscal years 2018 and 2017, our avocados segment had no significant revenues.

Costs associated with our avocados segment include harvest and growing costs. For the first quarter of fiscal years 2018 and 2017, our avocados segment costs were $0.7 million and primarily consisted of the following:

•	Avocado harvest costs were insignificant for the first quarter of fiscal years 2018 and 2017.

•	Growing costs for the first quarter of fiscal year 2018 were similar to the first quarter of fiscal year 2017.

Other Agribusiness

For the first quarter of fiscal year 2018 our other agribusiness segment revenue was $2.5 million compared to $0.8 million for the first quarter of fiscal year 2017. The 224% increase of $1.7 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the first quarter of fiscal year 2018 were $0.8 million higher than the first quarter of fiscal year 2017.

•	Specialty citrus and other crop revenues for the first quarter of fiscal year 2018 were $0.9 million higher than the first quarter of fiscal year 2017.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the first quarter of fiscal year 2018, our other agribusiness costs were $2.3 million compared to $2.5 million for the first quarter of fiscal year 2017. The 7% decrease of $0.2 million primarily consisted of the following:

•	Orange and specialty citrus packing service charges for the first quarter of fiscal year 2018 were zero compared to $0.4 million in the first quarter of fiscal year 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the first quarter of fiscal year 2018 were $0.2 million higher than the first quarter of fiscal year 2017.

•	Growing costs for the first quarter of fiscal year 2018 were $0.1 million higher than the first quarter of fiscal year 2017.

Total agribusiness depreciation and amortization for the first quarter of fiscal year 2018 were $0.1 million higher than the first quarter of fiscal year 2017.

Rental Operations

For the first quarter of fiscal years 2018 and 2017, our rental operations had revenues of $1.3 million.

Costs and expenses in our rental operations segment for the first quarter of fiscal year 2018 were similar to the first quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

For the first quarter of fiscal years 2018 and 2017, our real estate development segment revenues were zero.

Costs and expenses in our real estate development segment for the first quarter of fiscal year 2018 were $0.1 million lower than the first quarter of fiscal year 2017.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first quarter of fiscal year 2018 were $0.2 million higher than the first quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months ended January 31, 2018 and 2017

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended January 31,
	2018	2017
Revenues:
Agribusiness	$119,433	$109,332
Rental operations	5,377	5,518
Real estate development	-	44
Total revenues	124,810	114,894
Costs and expenses:
Agribusiness	92,980	84,476
Rental operations	3,942	3,723
Real estate development	350	710
Selling, general and administrative	14,174	13,702
Total costs and expenses	111,446	102,611
Operating income	13,364	12,283
Other (expense) income:
Interest expense, net	(1,854)	(1,624)
Equity in earnings of investments	18	594
Gain on sale of stock in Calavo Growers, Inc.	-	3,419
Gain on sale of conservation easement	-	995
Other (expense) income, net	446	425
Total other income	(1,390)	3,809
Income before income tax benefit (provision)	11,974	16,092
Income tax benefit (provision)	5,270	(6,194)
Net income	17,244	9,898
Loss attributable to noncontrolling interest	48	-
Net income attributable to Limoneira Company	$17,292	$9,898

Twelve Months Ended January 31, 2018 Compared to the Twelve Months Ended January 31, 2017

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•	Total revenues increased $9.9 million in the twelve months ended January 31, 2018 compared to the twelve months ended January 31, 2017 primarily due to increased agribusiness revenues, particularly increased lemon, orange and specialty citrus sales.

•	Total costs and expenses increased $8.8 million in the twelve months ended January 31, 2018 compared to the twelve months ended January 31, 2017 primarily due to increases in our agribusiness and selling, general and administrative costs and expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased personnel and higher salaries, benefits and incentive compensation.

•	Total other income decreased $5.2 million in the twelve months ended January 31, 2018 compared to the twelve months ended January 31, 2017 primarily due to $0.6 million decrease in equity in earnings of investments and $4.4 million combined decrease in gains on the sale of stock in Calavo and a conservation easement.

•	Income tax benefit increased $11.5 million in the twelve months ended January 31, 2018 compared to the twelve months ended January 31, 2017 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the Tax Cuts and Jobs Act of 2017.

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

Cash Flows from Operating Activities

For the three months ended January 31, 2018, net cash used in operating activities was $5.1 million compared to net cash used in operating activities of $4.3 million for the three months ended January 31, 2017. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•	Net income for the three months ended January 31, 2018 was $8.6 million compared to net loss of $2.1 million for the three months ended January 31, 2017. The increase in net income of $10.7 million in the three months ended January 31, 2018 compared to the same period in fiscal year 2017 was primarily attributable to an increase in operating income of $1.5 million, an increase in other expense of $0.2 million and an increase in income tax benefit of $9.3 million.

•	Depreciation and amortization increased $0.1 million in the three months ended January 31, 2018 compared to the same period in fiscal year 2017 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

•	Loss on disposals of assets was $0.1 million in the three months ended January 31, 2018 and 2017 and was primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our on-going orchard redevelopment plans.

•	Stock compensation expense was $0.7 million and $0.6 million in the three months ended January 31, 2018 and 2017, respectively, and was comprised primarily of vesting and expense recognition of the 2015, 2016, 2017 and 2018 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•	Accounts receivable, net balance at January 31, 2018 was $13.5 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of approximately $2.5 million in the three months ended January 31, 2018. Accounts receivable, net balance at January 31, 2017 was $8.8 million compared to $9.3 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $0.5 million. The $2.5 million decrease in operating cash flows in the three months ended January 31, 2018 compared to the $0.5 million increase in operating cash flows during same period in fiscal year 2017 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•	Cultural costs provided $2.1 million of operating cash flows in the three months ended January 31, 2018 compared to $2.2 million of operating cash flows during the same period in fiscal year 2017. This decrease in operating cash flows cash was primarily due to increased cultural costs at our Windfall Farms and PDA ranches in the three months ended January 31, 2018 compared to the same period in fiscal year 2017.

•	Income taxes receivable balance was $0.6 million at January 31, 2018 and October 31, 2017. Income taxes receivable balance at January 31, 2017 was $4.0 million compared to $2.8 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of $1.2 million for the first quarter of fiscal year 2017.

•	Accounts payable and growers payable used $2.9 million and $2.3 million of operating cash flows in the three months ended January 31, 2018 and 2017, respectively. The $2.9 million of cash used in the three months ended January 31, 2018 was primarily the result of $1.3 million decrease in accounts payable, $1.1 million decrease in growers payable, $0.2 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company. The $2.3 million of cash used in the first quarter of fiscal year 2017 was primarily the result of a $1.7 million decrease in accounts payable and growers payable, $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company.

•	Accrued liabilities used $1.1 million of operating cash flows in the three months ended January 31, 2018 compared to a use of $2.9 million of operating cash flows during the same period in fiscal year 2017. The operating cash used in the three months ended January 31, 2018 was primarily comprised of payments for incentive compensation, property taxes and lease expense. The $2.9 million of operating cash flows used in the first quarter of fiscal year 2017 were primarily comprised of payments for incentive compensation, property taxes and lemon suppliers.

•	Other long-term liabilities operating cash flows in the three months ended January 31, 2018 represented $0.2 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. Other long-term liabilities operating cash flows in the first quarter of fiscal year 2017 represented $0.3 million of pension contributions offset by $0.3 million of non-cash pension expense.

Cash Flows from Investing Activities

For the three months ended January 31, 2018, net cash used in investing activities was $4.0 million compared to net cash used in investing activities of $6.8 million during the same period in fiscal year 2017. Net cash used in investing activities was primarily comprised of capital expenditures, asset sales and investments.

Capital expenditures were $2.0 million in the three months ended January 31, 2018, comprised of $1.7 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects. Additionally, in the three months ended January 31, 2018, we contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial.

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

Cash Flows from Financing Activities

For the three months ended January 31, 2018, net cash provided by financing activities was $9.1 million compared to net cash provided by financing activities of $11.2 million during the same period in fiscal year 2017.

The $9.1 million of cash provided by financing activities during the three months ended January 31, 2018 was primarily comprised of net borrowings of long-term debt in the amount $10.5 million partially offset by common and preferred dividends, in aggregate, of $1.0 million. The $11.2 million of net cash provided by financing activities in the first quarter of fiscal year 2017 was primarily comprised of net borrowings of long-term debt in the amount of $12.4 million partially offset by common and preferred dividends, in aggregate, of $0.9 million.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement.

The interest rate for any amount outstanding under the Supplements is based on the one-month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2018, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022. We may prepay any amounts outstanding under the Supplements without penalty.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2018. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of January 31, 2018, our outstanding borrowings under the Farm Credit West Credit Facility were $85.7 million and we had $29.3 million of availability. The Farm Credit West Credit Facility currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 3.41% at January 31, 2018. We have the ability to prepay any amounts outstanding under the Farm Credit West Credit Facility without penalty. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at January 31, 2018.

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

Farm Credit West Term Loans

As of January 31, 2018, we had an aggregate of approximately $20.6 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•	Term Loan Maturing November 2022. As of January 31, 2018, we had $3.0 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 3.95% at January 31, 2018. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing October 2035. As of January 31, 2018, Windfall had $1.2 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 3.95% at January 31, 2018. This term loan is secured by the Windfall Farms property.

•	Term Loan Maturing March 2036. As of January 31, 2018, we had $9.4 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•	Term Loan Maturing March 2036. As of January 31, 2018, we had $7.0 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of January 31, 2018, we had $7.4 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2017.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At January 31, 2018, we had an interest rate swap agreement that locks in the interest rate on $40.0 million of our $115.8 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The remaining $75.8 million of debt bears interest at fixed and variable rates, ranging from 3.41% to 6.48% at January 31, 2018.

Contractual Obligations

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2018. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.1 million annually.

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

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease are $0.5 million, and at the end of fiscal year 2018 we have an option to purchase the array for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility range from $0.3 million to $0.8 million, and at the beginning of fiscal year 2019 we have the option to purchase the array for $1.3 million.

We lease approximately 80 acres of lemons in Lindsay, California at a base rent of $500 per acre plus 50% of the operating profit of the leased acreage as defined in the lease. The lease expires December 2021 and includes four five-year renewal options. Estimated aggregate lease expense is approximately $0.1 million per year.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million of lease expense in fiscal years 2017, 2016 and 2015, respectively.

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

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (“the Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $10.0 to $15.0 million for each Joint Venture partner in the first two to three years of the project and we funded $3.5 million in the first quarter of fiscal year 2018 and $7.5 million in fiscal year 2017.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. There were no amounts outstanding at January 31, 2018 related to this loan.

Off-Balance Sheet Arrangements

As discussed above and in Note 7 – Real Estate Development and Note 8 – Equity Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2017 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as filed with the SEC on January 8, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2017 through November 30, 2017	-	-	-	-
December 1, 2017 through December 31, 2017	14,784	$22.86	-	-
January 1, 2018 through January 31, 2018	2,736	$22.02	-	-
Total	17,520		-	-

(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) No Company repurchase program in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2	Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3	Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4	Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.6	Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.7	Certificate of Amendment of Certification of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.8	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.10 to the Company’s Annual Report on Form 10-K, filed January 14, 2013 (File No. 001-34755))

3.8.1	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 25, 2013 (File No. 001-34755))

3.8.2	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-34755))

3.8.3	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form, 8-K, filed January 25, 2017 (File No. 001-34755))

3.8.4	Amendment to Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 26, 2017 (File No. 001-34755))

4.1	Specimen Certificate representing shares of Common Stock, par value $0.01 per share (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2	Rights Agreement dated December 20, 2006 between Limoneira Company and The Bank of New York, as Rights Agent (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3	Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

Exhibit Number	Exhibit
4.4	Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6	Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (File No. 001-34755))

10.1†	Form of Award Agreement, under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 29, 2018 (File No. 001-34755))

10.2	Revolving Credit Facility Supplement, dated January 29, 2018, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2018 (File No. 001-34755))

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements

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

LIMONEIRA COMPANY

March 8, 2018	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 8, 2018	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)

