Form 10-Q
period 2018-04-30
Limoneira CO
filed 2018-06-11
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018
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

 As of May 31, 2018, there were 14,532,952 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2018	October 31, 2017
Assets
Current assets:
Cash	$493	$492
Accounts receivable, net	17,239	10,953
Cultural costs	2,021	4,124
Prepaid expenses and other current assets	6,560	6,981
Income taxes receivable	570	570
Total current assets	26,883	23,120

Property, plant and equipment, net	190,029	188,225
Real estate development	93,098	81,082
Equity in investments	18,280	14,061
Investment in Calavo Growers, Inc.	28,110	22,110
Other assets	10,753	10,433
Total Assets	$367,153	$339,031

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,679	$6,311
Growers payable	12,324	8,828
Accrued liabilities	6,250	5,177
Fair value of derivative instrument	40	268
Current portion of long-term debt	3,194	3,030
Total current liabilities	27,487	23,614
Long-term liabilities:
Long-term debt, less current portion	107,684	102,083
Deferred income taxes	22,555	31,415
Other long-term liabilities	4,329	3,920
Sale-leaseback deferral	38,821	30,396
Total liabilities	200,876	191,428

Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero shares issued or outstanding at April 30, 2018 and October 31, 2017, respectively)	—	—
Common Stock – $.01 par value (39,000,000 shares authorized: 14,532,952 and 14,405,031 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively)	145	144
Additional paid-in capital	94,831	94,294
Retained earnings	47,849	34,692
Accumulated other comprehensive income	12,019	7,076
Noncontrolling interest	623	587
Total stockholders’ equity	155,467	136,793
Total Liabilities and Stockholders’ Equity	$367,153	$339,031
The accompanying notes are an integral part of these unaudited consolidated financial statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net revenues:
Agribusiness	$41,865	$35,417	$72,198	$62,186
Rental operations	1,270	1,476	2,530	2,799
Real estate development	—	—	—	—
Total net revenues	43,135	36,893	74,728	64,985
Costs and expenses:
Agribusiness	28,798	26,455	56,960	52,799
Rental operations	976	950	2,041	2,005
Real estate development	39	40	69	125
Impairments of real estate development assets	—	120	—	120
Selling, general and administrative	3,942	3,116	8,016	6,963
Total costs and expenses	33,755	30,681	67,086	62,012
Operating income	9,380	6,212	7,642	2,973
Other income (expense):
Interest expense, net	(284)	(417)	(794)	(851)
Equity in earnings of investments	(126)	(141)	(83)	(67)
Other income, net	16	40	257	327
Total other expense	(394)	(518)	(620)	(591)

Income before income tax (provision) benefit	8,986	5,694	7,022	2,382
Income tax (provision) benefit	(2,380)	(2,158)	8,207	(918)
Net income	6,606	3,536	15,229	1,464
Net (income) loss attributable to noncontrolling interest	(7)	4	(5)	4
Net income attributable to Limoneira Company	6,599	3,540	15,224	1,468
Preferred dividends	(126)	(155)	(251)	(310)
Net income attributable to common stock	$6,473	$3,385	$14,973	$1,158

Basic net income per common share	$0.45	$0.24	$1.04	$0.08

Diluted net income per common share	$0.44	$0.24	$1.02	$0.08

Dividends per common share	$0.06	$0.06	$0.13	$0.11

Weighted-average common shares outstanding-basic	14,379,000	14,269,000	14,341,000	14,236,000
Weighted-average common shares outstanding-diluted	15,023,000	14,719,000	14,986,000	14,236,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net income	$6,606	$3,536	$15,229	$1,464
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	50	(226)	293	(226)
Minimum pension liability adjustment, net of tax of $52, $82, $103 and $164 for the three and six months ended April 30, 2018 and 2017, respectively.	123	126	247	252
Unrealized holding gains on security available-for-sale, net of tax of $589, $1220, $1,758 and $762 for the three and six months ended April 30, 2018 and 2017, respectively.	1,421	1,870	4,242	1,173
Unrealized gains from derivative instrument, net of tax of $25, $71, $67 and $221 for the three and six months ended April 30, 2018 and 2017, respectively.	58	138	161	341
Total other comprehensive income, net of tax	1,652	1,908	4,943	1,540
Comprehensive income	8,258	5,444	20,172	3,004
Comprehensive income attributable to noncontrolling interest	13	4	36	4
Comprehensive income attributable to Limoneira Company	$8,271	$5,448	$20,208	$3,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2018	2017
Operating activities
Net income	$15,229	$1,464
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,434	3,191
Impairments of real estate development assets	—	120
Loss on disposals of assets	193	215
Gain on sales of real estate development assets	(25)	—
Stock compensation expense	939	880
Equity in earnings of investments	83	67
Cash distributions from equity investments	—	134
Deferred income taxes	(10,781)	—
Accrued interest on note receivable	(83)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(6,284)	(5,408)
Cultural costs	2,112	2,498
Prepaid expenses and other current assets	(1,052)	(524)
Income taxes receivable	—	2,810
Other assets	25	136
Accounts payable and growers payable	2,244	(627)
Accrued liabilities	1,000	(2,440)
Other long-term liabilities	49	43
Net cash provided by operating activities	7,083	2,547

Investing activities
Capital expenditures	(5,420)	(5,676)
Purchase of real estate development parcel	(1,444)	—
Net proceeds from sales of real estate development assets	1,543	—
Business combination	—	(5,800)
Equity investment contributions	(3,500)	(4,450)
Investments in mutual water companies	(16)	(29)
Net cash used in investing activities	(8,837)	(15,955)

Financing activities
Borrowings of long-term debt	41,801	66,866
Repayments of long-term debt	(37,564)	(51,094)
Dividends paid – common	(1,816)	(1,570)
Dividends paid – preferred	(251)	(310)
Exchange of common stock	(401)	(294)
Net cash provided by financing activities	1,769	13,598
Effect of exchange rate changes in cash	(14)	—
Net increase in cash	1	190
Cash at beginning of period	492	38
Cash at end of period	$493	$228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,150	$1,102
Cash paid during the period for income taxes, net of (refunds)	$100	$(1,900)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(6,000)	$(1,935)
Increase in real estate development and sale-leaseback deferral	$8,425	$2,980
Increase in equity in investments and other long-term liabilities	$750	$—
Non-cash issuance of note receivable	$3,000	$—
Non-cash reduction of note receivable	$68	$—
Capital expenditures accrued but not paid at period-end	$299	$424
Accrued interest on notes receivable	$83	$12
Accrued contribution obligation of investment in water company	$315	$315
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31
Non-cash issuance of note payable	$1,435	$—

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000.

In November 2017, the holder of the note receivable from a 2004 sale of property completed the drilling of a water well at the Company’s La Campana Ranch. The fair value of the well drilling services was $68,000 and the Company recorded a non-cash reduction of the note receivable.

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

On June 20, 2017, the Company entered into a Master Loan Agreement with Farm Credit West, FLCA ("Farm Credit West") and repaid $68,572,000 of outstanding debt under the Rabobank revolving credit facility as further described in Note 13 - Long-Term Debt.

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

The unaudited interim consolidated financial statements for the three and six months ended April 30, 2018 and 2017 and balance sheet as of April 30, 2018 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at April 30, 2018 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and six months ended April 30, 2018 are not necessarily indicative of the operating results expected for the full fiscal year.

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

FASB ASU 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2019. The Company is evaluating the effect this ASU may have on its consolidated financial statements; however, it expects to apply the practical expedients provided in the ASU and to record right-of-use assets and lease obligations for its operating leases that exist on the date of adoption. Note 20 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in the Company’s fiscal year 2017 Annual Report on Form 10-K describes its operating lease arrangements as of October 31, 2017.

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
Business Combination (continued)

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2018 and October 31, 2017, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

April 30, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$28,110	$—	$—	$28,110
Liabilities at fair value:
Derivative	$—	$40	$—	$40
Loan guarantee	$—	$—	$750	$750

October 31, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$22,110	$—	$—	$22,110
Liabilities at fair value:
Derivative	$—	$268	$—	$268

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Fair Value Measurements (continued)

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at April 30, 2018 and October 31, 2017 was $93.70 and $73.70 per share, respectively.

The derivative consists of an interest rate swap, the fair value of which is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs

The loan guarantee consists of its fair value estimated using industry-standard valuation models. Such models project future cash flows and discounted projected payments on such obligations at guaranteed and non-guaranteed rates. The difference between the guaranteed versus the non-guaranteed values of the loan is the value of the loan guarantee.

5. Accounts Receivable
The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of April 30, 2018 and October 31, 2017 the allowances totaled $401,000 and $577,000, respectively.

6. Concentrations
Lemons procured from third-party growers were 43% of lemon supply in the three months ended April 30, 2018. Lemons procured from third-party growers were 47% of lemon supply in the six months ended April 30, 2018, of which one third-party grower was 7% of lemon supply. The Company sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Prepaid insurance	$741	$609
Prepaid supplies	1,412	806
Lemon supplier advances	94	271
Note receivable, net	2,892	—
Deferred lease expense, water assessments and other	1,421	958
Real estate development for sale	—	4,337
	$6,560	$6,981

8. Real Estate Development
Real estate development assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017
East Areas I and II	$86,516	$74,500
Templeton Santa Barbara, LLC	6,582	6,582
	$93,098	$81,082

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
East Areas I and II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended April 30, 2018 and 2017, the Company capitalized $8,827,000 and $1,516,000, respectively, of costs related to these real estate development projects. During the six months ended April 30, 2018 and 2017, the Company capitalized $12,016,000 and $3,712,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $12,000 and zero in the three months ended April 30, 2018 and 2017, respectively, and $13,000 and $37,000 in the six months ended April 30, 2018 and 2017, respectively.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended April 30, 2018 and 2017, the Company recorded $5,699,000 and $1,147,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. During the six months ended April 30, 2018 and 2017, the Company recorded $8,425,000 and $2,980,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
East Areas I and II (continued)
In connection with the LLC Agreement, the Company was reimbursed $250,000 by the Joint Venture in January 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount was included in prepaid expenses and other current assets in the consolidated balance sheets as of October 31, 2017. Additionally, the Company leases office space to Lewis and received rental income of $11,000 and $8,000 for the six months ended April 30, 2018 and 2017, respectively.

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

Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made no contributions to the LLC in the three months ended April 30, 2018 or 2017. The Company made contributions of $3,500,000 and $4,450,000 to the LLC in the six months ended April 30, 2018 and 2017, respectively. Additionally, the Company recorded equity losses of zero and $54,000 in the six months ended April 30, 2018 and 2017, respectively, related to the Joint Venture.

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

In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The guarantee shall continue in effect until all of the Loan obligations are fully and finally paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $8,717,000 as of April 30, 2018. The $750,000 fair value of the guarantee at April 30, 2018 was recorded in the Company’s consolidated balance sheets and was included in other long-term liabilities with a corresponding increase in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.

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

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. The Company made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000. The $275,000 of option payments were applied to the purchase price and the Company incurred $9,000 of transaction costs. The note payable is due in five years, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0%.

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial, The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla at April 30, 2018 were $3,250,000 and $3,332,000, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla as of October 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively. These projects were idle during the six months ended April 30, 2018 and 2017 and, as such, no costs were capitalized. Additionally, in relation to these projects, the Company incurred expenses of $27,000 and $41,000 in the three months ended April 30, 2018 and 2017, respectively, and $56,000 and $88,000 in the six months ended April 30, 2018 and 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
Templeton Santa Barbara, LLC (continued)
In October 2017, the Company entered an agreement to sell Centennial for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and issuing a $3,000,000 promissory note secured by the property for the balance of the purchase price. The promissory note matures June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $194,000, to be recognized under the installment method, with $15,000 recognized in the six months ended April 30, 2018 and $179,000 deferred until repayment of the promissory note. In May 2018, per the terms of the promissory note, the holder of the note made a non-refundable $100,000 payment to the Company, extending the due date to September 15, 2018.

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

At April 30, 2018 and October 31, 2017, the $3,250,000 carrying value of Pacific Crest and the $3,332,000 carrying value of Sevilla were classified as real estate development. At October 31, 2017, the $2,983,000 carrying value of Centennial and the $1,354,000 carrying value of the commercial portion of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

9. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Limoneira Lewis Community Builders, LLC	$13,884	$9,634
Limco Del Mar, Ltd.	2,087	1,968
Rosales	1,794	1,944
Romney Property Partnership	515	515
	$18,280	$14,061

The Rosales equity investment includes the Company’s 35% interest acquired in fiscal year 2014 and an additional 12% interest acquired with the purchase of PDA as described in Note 3 - Acquisitions. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

The Limoneira Lewis Community Builders, LLC investment balance includes the fair value loan guarantee corresponding equity investment as of April 30, 2018.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Investment in Calavo Growers, Inc. (continued)
Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding gains of $2,010,000 ($1,421,000 net of tax) and $3,090,000 ($1,870,000 net of tax), during the three months ended April 30, 2018 and 2017, respectively. The Company recorded unrealized holding gains and of $6,000,000 ($4,242,000 net of tax) and $1,935,000 ($1,173,000) net of tax), during the six months ended April 30, 2018 and 2017, respectively.

11. Other Assets
Other assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Investments in mutual water companies	$5,013	$4,686
Acquired water and mineral rights	2,714	2,655
Deposit for land purchase	677	645
Deferred lease assets and other	425	448
Note receivable	569	625
Revolving funds and memberships	267	265
Acquired trade names and trademarks, net	202	233
Goodwill	886	876
	$10,753	$10,433

12. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Compensation	$1,884	$2,367
Income taxes	2,493	—
Property taxes	29	599
Interest	364	327
Deferred income and deposits	626	636
Lease expense	121	137
Lemon supplier payables	—	166
Capital expenditures and other	733	945
	$6,250	$5,177

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2018		October 31, 2017
Farm Credit West revolving and non-revolving lines of credit: the interest rate is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.90% at April 30, 2018, plus 1.85%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$80,054		$74,556
Farm Credit West term loan: the interest rate is variable and was 4.20% at April 30, 2018. The loan is payable in quarterly installments through November 2022.	2,880		3,155
Farm Credit West term loan: the interest rate is variable and was 4.20% at April 30, 2018. The loan is payable in monthly installments through October 2035.	1,144		1,167
Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,340		9,504
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,947		7,083
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	7,054		7,730
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	2,197		2,106
Note Payable: the interest rate ranges from 5.0% to 7.0%, and was 5.0% at April 30, 2018. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	—	—
Subtotal	111,051		105,301
Less deferred financing costs, net of accumulated amortization	173		188
Total long-term debt, net	110,878		105,113
Less current portion	3,194		3,030
Long-term debt, less current portion	$107,684		$102,083

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018 the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. In May 2018, the Company entered into a Conversion Agreement with Farm Credit West which will fix the interest rate on the Non-Revolving Credit Supplement at 4.77% effective July 1, 2018. The agreement provides for a fee equal to 0.50% of any amounts prepaid under the Non-Revolving Credit Supplement. The Company may prepay any amounts under the Revolving Credit Supplement without penalty.

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

The Farm Credit West credit facility provides for maximum borrowings of $115,000,000 and the borrowing capacity based on collateral value was $115,000,000 at April 30, 2018.

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

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. The Company made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000. The $275,000 of option payments were applied to the purchase price and the Company incurred $9,000 of transaction costs. The note payable is due in five years, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0%.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $372,000 and $409,000 during the three months ended April 30, 2018 and 2017, respectively, $949,000 and $873,000 during the six months ended April 30, 2018 and 2017, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs net of amortization is included in long-term debt on the Company’s consolidated balance sheet at April 30, 2018.

14. Derivative Instrument and Hedging Activities
The Company enters into interest rate swaps to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows (in thousands):

	Notional Amount		Fair Value Liability
	April 30, 2018	October 31, 2017	April 30, 2018	October 31, 2017
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$40,000	$40,000	$40	$268

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

This interest rate swap qualifies as a cash flow hedge and the fair value liability is included in fair value of derivative instrument and related accumulated other comprehensive income at April 30, 2018 and October 31, 2017.

15. Basic and Diluted Net Income per Share
Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The computations for basic and diluted net income per common share are as follows (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Basic net income per common share:
Numerator: Net income for basic EPS	$6,463	$3,385	$14,954	$1,158
Denominator: Weighted average common shares-basic	14,379	14,269	14,341	14,236
Basic net income per common share	$0.45	$0.24	$1.04	$0.08

Diluted net income per common share:
Numerator: Net income for diluted EPS	$6,598	$3,478	$15,224	$1,158
Denominator: Weighted average common shares–basic	14,379	14,269	14,341	14,236
Effect of dilutive unvested, restricted stock and preferred stock	644	450	645	—
Weighted average common shares–diluted	15,023	14,719	14,986	14,236
Diluted net income per common share	$0.44	$0.24	$1.02	$0.08

Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the two-class method. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 94,000 and 93,000, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings per share for the three and six months ended April 30, 2018, respectively.

16. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $178,000 and $180,000 of rental revenue from employees in the three months ended April 30, 2018 and 2017, respectively. The Company recorded $355,000 and $368,000 of rental revenue from employees in the six months ended April 30, 2018 and 2017, respectively. There were no rental payments due from employees at April 30, 2018 or October 31, 2017.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $166,000 and $80,000 in the three months ended April 30, 2018 and 2017, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $886,000 and $718,000 in the six months ended April 30, 2018 and 2017, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $361,000 and $141,000 at April 30, 2018 and October 31, 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

 16. Related-Party Transactions (continued)

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $508,000 and $409,000 from the association in the three months ended April 30, 2018 and 2017, respectively. The Company purchased services and supplies of $815,000 and $981,000 from the association in the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $107,000 and $180,000 at April 30, 2018 and October 31, 2017, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $285,000 and $270,000 in the six months ended April 30, 2018 and 2017, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $935,000 of avocado sales to Calavo for both the three and six months ended April 30, 2018, respectively. The Company had $2,029,000 of avocado sales to Calavo for both the three and six months ended April 30, 2017, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were $749,000 and zero amounts receivable by the Company from Calavo at April 30, 2018 and October 31, 2017, respectively. Additionally, the Company leases office space to Calavo and received rental income of $73,000 and $71,000 in the three months ended April 30, 2018 and 2017, respectively, and $145,000 and $142,000 in the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $4,000 and zero of storage services from Calavo in the six months ended April 30, 2018 and 2017, respectively. Amounts due to Calavo at April 30, 2018 and October 31, 2017 were $1,000 and $163,000, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. The aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $1,158,000 and $701,000 in the three months ended April 30, 2018 and 2017, respectively, and $1,386,000 and $976,000 in the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $831,000 and $636,000 at April 30, 2018 and October 31, 2017, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $11,000 lease expense related to these leases in each of the six months ended April 30, 2018 and 2017.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $10,000 and $24,000 to the Company during the three months ended April 30, 2018 and 2017, respectively, and $19,000 and $41,000 during the six months ended April 30, 2018 and 2017, respectively. The Company incurred lease and farming expenses of $50,000 and $68,000 in the three months ended April 30, 2018 and 2017, respectively, and $86,000 and $96,000 in the six months ended April 30, 2018 and 2017, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $80,000 and $61,000 at April 30, 2018 and October 31, 2017, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of zero and $68,000 in the three months ended April 30, 2018 and 2017, respectively. The Company paid harvest costs to CRG of $2,451,000 and $2,825,000 in the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG of zero in both three months ended April 30, 2018 and 2017.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

Associated provided harvest management and administrative services to CRG of $218,000 and $303,000 in the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $209,000 due to Associated from CRG at April 30, 2018 and October 31, 2017, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the six months ended April 30, 2018 and 2017 the Company recorded revenues of zero and $34,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amounts of $65,000 and $52,000 from YMIDD during the three months ended April 30, 2018 and 2017, respectively. The Company purchased water in the amounts of $149,000 and $67,000 from YMIDD during the six months ended April 30, 2018 and 2017, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from YMIDD at April 30, 2018 and October 31, 2017. Amounts due to YMIDD at April 30, 2018 and October 31, 2017 were zero and $10,000, respectively.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $43,000 and $35,000 in the three months ended April 30, 2018 and 2017, respectively, and $95,000 and $69,000 in the six months ended April 30, 2018 and 2017. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were $334,000 and $912,000 at April 30, 2018 and October 31, 2017, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended April 30, 2018 and 2017, the Company received no cash distributions and recorded equity in losses of this investment of $45,000 and $46,000, respectively. In the six months ended April 30, 2018 and 2017, the Company received no cash distributions and recorded equity in earnings of this investment of $118,000 and $137,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $782,000 and $362,000 of lemon sales to Rosales in the three months ended April 30, 2018 and 2017, respectively. The Company recognized $923,000 and $610,000 of lemon sales to Rosales in the six months ended April 30, 2018 and 2017, respectively. Additionally, PDA recognized $421,000 and $233,000 of lemon and orange sales to Rosales in the three months ended April 30, 2018 and 2017, respectively. PDA recognized $703,000 and $223,000 of lemon and orange sales to Rosales in the six months ended April 30, 2018 and 2017, respectively. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $163,000 and $101,000 at April 30, 2018 and October 31, 2017, respectively. The Company recorded equity in (gain) losses of this investment of $(3,000) and $43,000 in the three months ended April 30, 2018 and 2017, respectively and amortization of fair value basis differences of $85,000 and $52,000 in the three months ended April 30, 2018 and 2017, respectively. The Company recorded equity in losses of this investment of $33,000 and $46,000 in the six months ended April 30, 2018 and 2017, respectively and amortization of fair value basis differences of $169,000 and $104,000 in the six months ended April 30, 2018 and 2017, respectively. The Company received cash distributions from this equity investment of zero and $134,000 in the six months ended April 30, 2018 and 2017, respectively.

17. Income Taxes
The Company’s estimated annual effective blended tax rate for fiscal year 2018 is approximately 27.1%. As such, a (116.8)% estimated effective blended tax rate, after tax reform and stock compensation discrete items, was utilized by the Company in the three months ended April 30, 2018 to calculate its income tax provision. The discrete driver of the significant increase in the estimated effective blended tax rate in the six months ended April 30, 2018 is the approximately $10.0 million decrease in deferred tax liabilities, related to the change in federal tax rate per the Tax Cuts and Jobs Act of 2017, from 34% to 21%.

The Company has no uncertain tax positions as of April 30, 2018. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2018.

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

The Company has calculated its best estimate of the impact of the Act on its quarter-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result of the corporate tax rate reduction, the Company has decreased its deferred tax liability balance as of April 30, 2018 by approximately $10,000,000.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the approximately $10,000,000 of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and zero additional taxable income recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings is a provisional amount and a reasonable estimate at April 30, 2018. Additional work is necessary to do a more detailed analysis of historic earnings as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded during the remainder of the fiscal year ended October 31, 2018, as they are identified.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 and $150,000 during the three months ended April 30, 2018 and 2017, respectively, and $300,000 and $425,000 during the six months ended April 30, 2018 and 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Retirement Plans (continued)

The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Administrative expenses	$63	$76	$126	$152
Interest cost	192	194	385	388
Expected return on plan assets	(268)	(263)	(536)	(526)
Prior service cost	11	11	22	22
Recognized actuarial loss	175	208	350	416
Net periodic benefit cost	$173	$226	$347	$452

19. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Minimum pension liability	$3,556	$3,858
Loan guarantee	750	—
Deferred gain and other	23	62
	$4,329	$3,920

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

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

		Three Months Ended April 30,		Six Months Ended April 30,
Performance Year	Shares Granted	2018	2017	2018	2017
2015	27,424	$—	$36	$—	$72
2016	44,688	25	64	50	128
2017	41,291	68	193	136	357
2018	90,000	138	—	444	—
		$231	$293	$630	$557

During the three months ended January 31, 2018 and 2017 members of management exchanged 17,520 and 14,773 shares, respectively of common stock with fair value of $401,000 and $294,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2018 and 2017, 14,033 and 18,956 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $309,000 and $323,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2018 and 2017, respectively.

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

The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its reportable operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its reportable operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

Segment information for the three months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$30,561	$3,008	$—	$935	$7,361	$41,865	$1,270	$—	$—	$43,135
Intersegment revenue	—	7,152	(7,152)	—	—	—	—	—	—	—
Total net revenues	30,561	10,160	(7,152)	935	7,361	41,865	1,270	—	—	43,135
Costs and expenses	22,601	7,170	(7,152)	875	3,808	27,302	781	39	3,889	32,011
Depreciation and amortization	—	—	—	—	—	1,496	195	—	53	1,744
Operating income	$7,960	$2,990	$—	$60	$3,553	$13,067	$294	$(39)	$(3,942)	$9,380

Segment information for the three months ended April 30, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$23,402	$2,768	$—	$2,029	$7,218	$35,417	$1,476	$—	$—	$36,893
Intersegment revenue	—	5,787	(5,787)	—	—	—	—	—	—	—
Total net revenues	23,402	8,555	(5,787)	2,029	7,218	35,417	1,476	—	—	36,893
Costs and expenses	18,325	6,240	(5,787)	830	5,476	25,084	763	160	3,060	29,067
Depreciation and amortization	—	—	—	—	—	1,371	187	—	56	1,614
Operating income	$5,077	$2,315	$—	$1,199	$1,742	$8,962	$526	$(160)	$(3,116)	$6,212

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

23. Segment Information (continued)

Segment information for the six months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$55,537	$5,841	$—	$935	$9,885	$72,198	$2,530	$—	$—	$74,728
Intersegment revenue	—	12,076	(12,076)	—	—	—	—	—	—	—
Total net revenues	55,537	17,917	(12,076)	935	9,885	72,198	2,530	—	—	74,728
Costs and expenses	45,491	12,894	(12,076)	1,579	6,129	54,017	1,651	69	7,915	63,652
Depreciation and amortization	—	—	—	—	—	2,943	390	—	101	3,434
Operating income	$10,046	$5,023	$—	$(644)	$3,756	$15,238	$489	$(69)	$(8,016)	$7,642

Segment information for the six months ended April 30, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$46,714	$5,445	$—	$2,029	$7,998	$62,186	$2,799	$—	$—	$64,985
Intersegment revenue	—	10,946	(10,946)	—	—	—	—	—	—	—
Total net revenues	46,714	16,391	(10,946)	2,029	7,998	62,186	2,799	—	—	64,985
Costs and expenses	39,574	11,971	(10,946)	1,510	7,984	50,093	1,629	245	6,854	58,821
Depreciation and amortization	—	—	—	—	—	2,706	376	—	109	3,191
Operating income	$7,140	$4,420	$—	$519	$14	$9,387	$794	$(245)	$(6,963)	$2,973

The following table sets forth revenues by category, by segment for the three and six months ended April 30, 2018 and 2017 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Fresh lemons	$30,561	$23,402	$55,537	$46,714
Lemon packing	10,160	8,555	17,917	16,391
Intersegment revenue	(7,152)	(5,787)	(12,076)	(10,946)
Lemon revenues	33,569	26,170	61,378	52,159

Avocados	935	2,029	935	2,029

Navel and Valencia oranges	5,223	4,918	6,566	5,421
Specialty citrus and other crops	2,138	2,300	3,319	2,577
Other agribusiness revenues	7,361	7,218	9,885	7,998
Agribusiness revenues	41,865	35,417	72,198	62,186

Residential and commercial rentals	878	888	1,728	1,782
Leased land	326	371	654	742
Organic recycling and other	66	217	148	275
Rental operations revenues	1,270	1,476	2,530	2,799

Real estate development revenues	—	—	—	—
Total net revenues	$43,135	$36,893	$74,728	$64,985

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

24. Subsequent Events
The Company has evaluated events subsequent to April 30, 2018 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the Notes to Consolidated Financial Statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, and includes our farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our six reportable segments, which includes fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

Agribusiness Division

The agribusiness division is comprised of four of our reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented approximately 96%, 95% and 95% of our fiscal year 2017, 2016 and 2015 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 78%, 76% and 79% of our fiscal year 2017, 2016 and 2015 consolidated revenues, respectively.

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the six months ended April 30, 2018, lemon sales were comprised of approximately 76% in domestic and Canadian sales, 20% in sales to domestic exporters and 4% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts; and our wine grapes are sold to various wine producers.

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

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable operating segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 4%, 5% and 5% of our consolidated revenues in fiscal years 2017, 2016 and 2015, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable operating segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal years 2017, 2016 or 2015. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

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

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. In May 2018, we locked the interest rate on the Non-Revolving Supplement at 4.77%, effective July 1, 2018.

In August 2017, we entered an agreement to sell the commercial portion of our Sevilla property for approximately $1.5 million. This transaction closed in November 2017, we received net proceeds of $1.4 million and we recognized a gain of approximately $10,000.

In October 2017, we entered an agreement to sell our Centennial property for approximately $3.3 million. This transaction closed December 2017 and we received net proceeds of $0.2 million and issued a $3.0 million promissory note secured by the property for the balance of the purchase price. The promissory note matures in June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $0.2 million, most of which has been deferred until repayment of the promissory note. In May 2018, per the terms of the promissory note, the holder of the note made a non-refundable $0.1 million payment to us, extending the due date to September 15, 2018.

In December 2017, we entered an agreement to sell our Terraces at Pacific Crest (“Pacific Crest”) property for $3.5 million. After transaction costs, we expect to recognize a gain of $40,000. To date, this transaction has not closed.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act on our quarter-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result of the rate reduction, we have decreased our deferred tax liability balance as of April 30, 2018 by approximately $10.0 million.

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

In February 2013, we entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. We made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, we exercised our option and purchased the property for $3.1 million, by making a cash payment of $1.4 million and issuing a note payable for $1.4 million. The $0.3 million of option payments were applied to the purchase price and we incurred $9,000 of transaction costs. The note payable is due in five years, with interest-only, monthly payments at interest rates ranging from 5% to 7%.

For fiscal year 2017, we declared cash dividends to our stockholders totaling $0.22 per common share in the aggregate amount of approximately $3.2 million compared to a total of $0.20 per common share in the aggregate amount of approximately $2.8 million for fiscal year 2016. On March 26, 2018, we declared a cash dividend $0.0625 per common share which was paid on April 18, 2018, in the aggregate amount of approximately $0.9 million to stockholders of record as of April 6, 2018. This represents a 14% increase in our dividend compared to 2017.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Revenues:
Agribusiness	$41,865	$35,417	$72,198	$62,186
Rental operations	1,270	1,476	2,530	2,799
Real estate development	—	—	—	—
Total net revenues	43,135	36,893	74,728	64,985
Costs and expenses:
Agribusiness	28,798	26,455	56,960	52,799
Rental operations	976	950	2,041	2,005
Real estate development	39	40	69	125
Impairments of real estate development assets	—	120	—	120
Selling, general and administrative	3,942	3,116	8,016	6,963
Total costs and expenses	33,755	30,681	67,086	62,012
Operating income:
Agribusiness	13,067	8,962	15,238	9,387
Rental operations	294	526	489	794
Real estate development	(39)	(160)	(69)	(245)
Selling, general and administrative	(3,942)	(3,116)	(8,016)	(6,963)
Operating income	9,380	6,212	7,642	2,973
Other income (expense):
Interest expense, net	(284)	(417)	(794)	(851)
Equity in earnings of investments	(126)	(141)	(83)	(67)
Other income, net	16	40	257	327
Total other expense	(394)	(518)	(620)	(591)
Income before income tax (provision) benefit	8,986	5,694	7,022	2,382
Income tax (provision) benefit	(2,380)	(2,158)	8,207	(918)
Net income	6,606	3,536	15,229	1,464
(Income) loss attributable to noncontrolling interest	(7)	4	(5)	4
Net income attributable to Limoneira Company	$6,599	$3,540	$15,224	$1,468

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018		2017
Net income attributable to Limoneira Company	$6,599	$3,540	$15,224		$1,468
Interest expense, net	284	417	794		851
Income tax provision (benefit)	2,380	2,158	(8,207)		918
Depreciation and amortization	1,744	1,614	3,434	—	3,191
EBITDA	$11,007	$7,729	$11,245		$6,428
Impairments of real estate development assets	—	120	—		120
Adjusted EBITDA	$11,007	$7,849	$11,245		$6,548

Second Quarter of Fiscal Year 2018 Compared to the Second Quarter of Fiscal Year 2017

Revenues

Total revenue for the second quarter of fiscal year 2018 was $43.1 million compared to $36.9 million for the second quarter of fiscal year 2017. The 17% increase of $6.2 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2018	2017	Change
Lemons	$33,569	$26,170	$7,399	28%
Avocados	935	2,029	(1,094)	(54)%
Navel and Valencia oranges	5,223	4,918	305	6%
Specialty citrus and other crops	2,138	2,300	(162)	(7)%
Agribusiness revenues	$41,865	$35,417	$6,448	18%

•
Lemons: The increase in the second quarter of fiscal year 2018 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2017. During the second quarters of fiscal years 2018 and 2017, fresh lemon sales were $27.1 million and $20.6 million, respectively, on 1,157,000 and 958,000 cartons of lemons sold at average per carton prices of $23.42 and $21.50, respectively. Additionally, lemon revenues included $3.0 million shipping and handling, $2.2 million lemon by-products and $1.3 million other lemon sales in the second quarter of fiscal year 2018 compared to $2.8 million shipping and handling, $1.8 million lemon by-product and $1.0 million other lemon sales during the same period in fiscal year 2017.

•
Avocados: The decrease in the second quarter of fiscal year 2018 was primarily the result of lower prices and volume of avocados sold compared to the same period in fiscal year 2017. During the second quarter of fiscal year 2018, 1.0 million pounds of avocados were sold at an average per pound price of $0.94 compared to 1.3 million pounds of avocados were sold at an average per pound price of $1.56 during the same period in fiscal year 2017. The lower prices in fiscal year 2018 are the result of higher supply in the marketplace.

•
Navel and Valencia oranges: The increase in the second quarter of fiscal year 2018 was primarily attributable to higher prices partially offset by lower volume of oranges sold compared to the same period in fiscal year 2017. In the second quarter of fiscal year 2018, 471,000 40-pound carton equivalents of oranges were sold at average per carton prices of $11.09 compared to 522,000 40-pound carton equivalents sold at average per carton prices of $9.42 in the second quarter of fiscal year 2017.

•
Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2018 was primarily the result of lower volume partially offset by higher prices for specialty citrus sold compared to the same period in fiscal year 2017. During the second quarter of fiscal year 2018, 193,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $11.08 compared to 211,000 40-pound carton equivalents sold at an average per carton price of $10.90 during the same period in fiscal year 2017.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2018 were $33.8 million compared to $30.7 million in the second quarter of fiscal year 2017, for a 10% increase of $3.1 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2018	2017	Change
Packing costs	$7,170	$7,743	$(573)	(7)%
Harvest costs	4,828	5,296	(468)	(9)%
Growing costs	5,857	5,575	282	5%
Third-party grower costs	9,447	6,470	2,977	46%
Depreciation and amortization	1,496	1,371	125	9%
Agribusiness costs and expenses	$28,798	$26,455	$2,343	9%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $6.6 million and $5.7 million in the second quarter of fiscal years 2018 and 2017, respectively. During the second quarter of fiscal year 2018, we packed and sold 1,157,000 cartons of lemons at average per carton costs of $5.68 compared to 958,000 cartons of lemons sold at average per carton costs of $5.99 during the same period in fiscal year 2017. Additionally, packing costs included $0.6 million of shipping costs in the second quarter of fiscal years 2018 compared to $0.5 million in the second quarter of fiscal year 2017. Further, in the second quarter of fiscal year 2017, we incurred $1.5 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The decrease in the second quarter of fiscal year 2018 is primarily attributable to decreased volume of avocados, oranges and specialty citrus harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2018 is primarily due to net increased costs of $0.3 million for cultivation, fertilization and soil amendments, pruning and irrigation plus PDA growing costs compared to the same period in fiscal year 2017. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the second quarter of fiscal year 2018 is primarily attributable to higher price and volume of third-party grower fruit sold. Of the 1,157,000 and 958,000 cartons of lemons packed and sold during the second quarter of fiscal years 2018 and 2017, respectively, 493,000 (43%) and 371,000 (39%) were procured from third-party growers at average per carton prices of $19.19 and $17.44, respectively.

•
Depreciation expense for the second quarter of fiscal year 2018 was approximately $0.1 million higher than the second quarter of fiscal year 2017 primarily due to an increase in assets placed into service.

Selling, general and administrative costs and expenses were $3.9 million in the three months ended April 30, 2018 compared to $3.1 million in the three months ended April 30, 2017. The $0.8 million increase is primarily attributable to increased lemon selling expenses due to an increase in personnel, increased legal and consulting fees for our strategic initiatives and increased incentive compensation as a result of projected improved operating results as of April 30, 2018 compared to April 30, 2017.

Other Income (Expense)

Other expense, net for the three months ended April 30, 2018 is comprised primarily of $0.3 million of net interest expense and $0.1 million of equity in losses of investments. Other expense, net for the three months ended April 30, 2017 is comprised primarily of $0.4 million of net interest expense and $0.1 million of equity in losses of investments. The $0.1 million decrease in expense was primarily due to a decrease in net interest expense in the second quarter of fiscal year 2018 compared to the same period in fiscal year 2017.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.4 million of interest in the second quarter of fiscal years 2018 and 2017. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $2.4 million in the second quarter of fiscal year 2018 on pre-tax income of $9.0 million compared to an estimated income tax provision of $2.2 million in the second quarter of fiscal year 2017 on pre-tax income of $5.7 million. Our projected annual effective blended tax rate for fiscal year 2018 is approximately 27.1%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% of the net (income) loss of PDA.

Six Months Ended April 30, 2018 Compared to the Six Months Ended April 30, 2017

Revenues

Total revenue for the six months ended April 30, 2018 was $74.7 million compared to $65.0 million for the six months ended April 30, 2017. The 15% increase of $9.7 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2018	2017	Change
Lemons	$61,378	$52,159	$9,219	18%
Avocados	935	2,029	(1,094)	(54)%
Navel and Valencia oranges	6,566	5,421	1,145	21%
Specialty citrus and other crops	3,319	2,577	742	29%
Agribusiness revenues	$72,198	$62,186	$10,012	16%

•
Lemons: The increase in the first six months of fiscal year 2018 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2017. During the first six months of fiscal years 2018 and 2017, fresh lemon sales were $51.1 million and $41.6 million, respectively, on 2,069,000 and 1,867,000 cartons of lemons sold at average per carton prices of $24.70 and $22.28, respectively. Additionally, lemon revenues included $5.8 million shipping and handling, $2.7 million lemon by-products and $1.8 million other lemon sales in the first six months of fiscal year 2018 compared to $5.4 million shipping and handling, $3.5 million lemon by-product and $1.7 million other lemon sales during the same period in fiscal year 2017.

•
Avocados: The decrease in the first six months of fiscal years 2018 was primarily the result of lower prices and volume of avocados sold compared to the same period in fiscal year 2017. In the first six months of fiscal year 2018, 1.0 million pounds of avocados were sold at an average per pound price of $0.94 compared to 1.3 million pounds sold at an average per pound price of $1.56. The lower prices in fiscal year 2018 are the result of higher supply in the marketplace.

•
Navel and Valencia oranges: The increase in the first six months of fiscal year 2018 was primarily attributable to higher prices of oranges sold compared to the same period in fiscal year 2017. In the first six months of fiscal year 2018, 575,000 40-pound carton equivalents of oranges were sold at average per carton prices of $11.42 compared to 576,000 40-pound carton equivalents sold at average per carton prices of $9.41 in the first six months of fiscal year 2017.

•
Specialty citrus and other crops: The increase in the first six months of fiscal year 2018 was primarily the result of higher prices and volume of specialty citrus sold compared to the same period in fiscal year 2017. During the first six months of fiscal year 2018, 276,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $12.02 compared to 236,000 40-pound carton equivalents sold at an average per carton price of $10.92 during the same period in fiscal year 2017.

Costs and Expenses

Our total costs and expenses in the six months ended April 30, 2018 were $67.1 million compared to $62.0 million in the six months ended April 30, 2017, for an 8% increase of $5.1 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2018	2017	Change
Packing costs	$12,894	$13,902	$(1,008)	(7)%
Harvest costs	8,101	8,677	(576)	(7)%
Growing costs	12,695	11,946	749	6%
Third-party grower costs	20,327	15,568	4,759	31%
Depreciation and amortization	2,943	2,706	237	9%
Agribusiness costs and expenses	$56,960	$52,799	$4,161	8%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $12.0 million and $11.2 million in the first six months of fiscal years 2018 and 2017, respectively. During the first six months of fiscal year 2018, we packed and sold 2,069,000 cartons of lemons at average per carton costs of $5.80 compared to 1,867,000 cartons of lemons sold at average per carton costs of $6.00 during the same period in fiscal year 2017. Additionally, packing costs included $0.9 million of shipping costs in the first six months of fiscal years 2018 compared to $0.8 million in the six months of fiscal year 2017. Further, in the first six months of fiscal year 2017, we incurred $1.9 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•
Harvest costs: The decrease in the first six months of fiscal year 2018 is primarily attributable to decreased volume of avocados harvested partially offset by increased volume of specialty citrus harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first six months of fiscal year 2018 is primarily due to net increased costs of $0.7 million for pest control, pruning and irrigation plus PDA growing costs compared to the same period in fiscal year 2017. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2018 is primarily attributable to higher price and volume of third-party grower fruit sold. Of the 2,069,000 and 1,867,000 cartons of lemons packed and sold during the first six months of fiscal years 2018 and 2017, respectively, 976,000 (47%) and 835,000 (45%) were procured from third-party growers at average per carton prices of $20.81 and $18.53, respectively.

•
Depreciation expense for the first six months of fiscal year 2018 was approximately $0.2 million higher than the first six months of fiscal year 2017 primarily due to an increase in assets placed into service.

Selling, general and administrative costs and expenses were $8.0 million in the six months ended April 30, 2018 compared to $7.0 million in six months ended April 30, 2017. The $1.1 million increase is primarily attributable to increased lemon selling expenses due to an increase in personnel, increased legal and consulting fees for our strategic initiatives and increased incentive compensation as a result of projected improved operating results as of April 30, 2018 compared to April 30, 2017.

Other Income (Expense)

Other expense, net for the six months ended April 30, 2018 is comprised primarily of $0.8 million of net interest expense partially offset by $0.3 million of dividend income received from Calavo Growers, Inc. (“Calavo”). Other expense, net for the six months ended April 30, 2017 is comprised primarily of $0.9 million of net interest expense offset by $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $1.0 million and $0.9 million of interest in the six months ended April 30, 2018 and 2017, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax benefit of $8.2 million in the six months ended April 30, 2018 on pre-tax income of $7.0 million compared to an estimated income tax provision of $0.9 million in the six months ended April 30, 2017 on pre-tax income of $2.4 million. The discrete driver of the significant increase in estimated income tax benefit in the six months ended April 30, 2018 compared to the same period in fiscal year 2017 is the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2018 is approximately 27.1%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% of the net (income) loss of PDA.

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

Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

The following table shows the segment results of operations for the three months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$30,561	$3,008	$—	$935	$7,361	$41,865	$1,270	$—	$—	$43,135
Intersegment revenue	—	7,152	(7,152)	—	—	—	—	—	—	—
Total net revenues	30,561	10,160	(7,152)	935	7,361	41,865	1,270	—	—	43,135
Costs and expenses	22,601	7,170	(7,152)	875	3,808	27,302	781	39	3,889	32,011
Depreciation and amortization	—	—	—	—	—	1,496	195	—	53	1,744
Operating income	$7,960	$2,990	$—	$60	$3,553	$13,067	$294	$(39)	$(3,942)	$9,380

The following table shows the segment results of operations for the three months ended April 30, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$23,402	$2,768	$—	$2,029	$7,218	$35,417	$1,476	$—	$—	$36,893
Intersegment revenue	—	5,787	(5,787)	—	—	—	—	—	—	—
Total net revenues	23,402	8,555	(5,787)	2,029	7,218	35,417	1,476	—	—	36,893
Costs and expenses	18,325	6,240	(5,787)	830	5,476	25,084	763	160	3,060	29,067
Depreciation and amortization	—	—	—	—	—	1,371	187	—	56	1,614
Operating income	$5,077	$2,315	$—	$1,199	$1,742	$8,962	$526	$(160)	$(3,116)	$6,212

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the second quarter of fiscal year 2018, our fresh lemons segment revenue was $30.6 million compared to $23.4 million for the second quarter of fiscal year 2017; a 31% increase of $7.2 million, primarily due to higher prices and volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the second quarter of fiscal year 2018, our fresh lemons costs and expenses were $22.6 million compared to $18.3 million for the second quarter of fiscal year 2017. The 23% increase of $4.3 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2018 were $0.1 million higher than the second quarter of fiscal year 2017.

•	Growing costs for the second quarter of fiscal year 2018 were $0.1 million lower than the second quarter of fiscal year 2017.

•	Third-party grower costs for the second quarter of fiscal year 2018 were $2.9 million higher than the second quarter of fiscal year 2017.

•	Intersegment costs and expenses for the second quarter of fiscal year 2018 were $1.4 million higher than the second quarter of fiscal year 2017.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2018 and 2017, our lemon packing segment revenues were $10.2 million and $8.6 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2018 and 2017, our lemon packing costs and expenses were $7.2 million and $6.2 million, respectively.

For the second quarter of fiscal years 2018 and 2017, lemon packing segment operating income per carton sold was $2.58 and $2.42, respectively.

In the second quarter of fiscal years 2018 and 2017, the lemon packing segment included $7.2 million and $5.8 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the second quarter of fiscal year 2018, our avocado segment revenue was $0.9 million compared to $2.0 million for the second quarter of fiscal year 2017.

Costs associated with our avocados segment include harvest and growing costs. For the second quarters of fiscal years 2018 and 2017, our avocados segment costs and expenses were $0.9 million and $0.8 million, respectively, and primarily consisted of the following:

•	Avocado harvest costs for the second quarter of fiscal year 2018 were similar to the second quarter of fiscal year 2017.

•	Growing costs for the second quarter of fiscal year 2018 were $0.1 million higher than the second quarter of fiscal year 2017.

Other Agribusiness

For the second quarter of fiscal year 2018 our other agribusiness segment revenue was $7.4 million compared to $7.2 million for the second quarter of fiscal year 2017. The 2% increase of $0.1 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2018 were $0.3 million higher than the second quarter of fiscal year 2017.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2018 were $0.2 million lower than the second quarter of fiscal year 2017.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the second quarter of fiscal year 2018, our other agribusiness costs and expenses were $3.8 million compared to $5.5 million for the second quarter of fiscal year 2017. The 30% decrease of $1.7 million primarily consisted of the following:

•
Orange and specialty citrus packing service charges for the second quarter of fiscal year 2018 were zero compared to $1.5 million in the second quarter of fiscal year 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the second quarter of fiscal year 2018 were $0.5 million lower than the second quarter of fiscal year 2017.

•	Growing costs for the second quarter of fiscal year 2018 were $0.4 million higher than the second quarter of fiscal year 2017.

Total agribusiness depreciation and amortization expenses for the second quarter of fiscal year 2018 were $0.1 million higher than the second quarter of fiscal year 2017.

Rental Operations

For the second quarter of fiscal years 2018 and 2017, our rental operations segment had revenues of $1.3 million and $1.5 million, respectively.

Costs and expenses in our rental operations segment for the second quarter of fiscal year 2018 were similar to the second quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

For the second quarter of fiscal years 2018 and 2017, our real estate development segment revenues were zero.

Costs and expenses in our real estate development segment for the second quarter of fiscal year 2018 were approximately $0.1 million lower than the second quarter of fiscal year 2017.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the second quarter of fiscal year 2018 were $0.8 million higher than the second quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Six Months Ended April 30, 2018 Compared to the Six Months Ended April 30, 2017

The following table shows the segment results of operations for the six months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$55,537	$5,841	$—	$935	$9,885	$72,198	$2,530	$—	$—	$74,728
Intersegment revenue	—	12,076	(12,076)	—	—	—	—	—	—	—
Total net revenues	55,537	17,917	(12,076)	935	9,885	72,198	2,530	—	—	74,728
Costs and expenses	45,491	12,894	(12,076)	1,579	6,129	54,017	1,651	69	7,915	63,652
Depreciation and amortization	—	—	—	—	—	2,943	390	—	101	3,434
Operating income	$10,046	$5,023	$—	$(644)	$3,756	$15,238	$489	$(69)	$(8,016)	$7,642

The following table shows the segment results of operations for the six months ended April 30, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$46,714	$5,445	$—	$2,029	$7,998	$62,186	$2,799	$—	$—	$64,985
Intersegment revenue	—	10,946	(10,946)	—	—	—	—	—	—	—
Total net revenues	46,714	16,391	(10,946)	2,029	7,998	62,186	2,799	—	—	64,985
Costs and expenses	39,574	11,971	(10,946)	1,510	7,984	50,093	1,629	245	6,854	58,821
Depreciation and amortization	—	—	—	—	—	2,706	376	—	109	3,191
Operating income	$7,140	$4,420	$—	$519	$14	$9,387	$794	$(245)	$(6,963)	$2,973

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the six months ended April 30, 2018, our fresh lemons segment revenue was $55.5 million compared to $46.7 million for the six months ended April 30, 2017; representing a 19% increase of $8.8 million, primarily due to higher prices and volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the six months ended April 30, 2018, our fresh lemons costs and expenses were $45.5 million compared to $39.6 million for the six months ended April 30, 2017. The 15% increase of $5.9 million primarily consisted of the following:

•	Harvest costs for the six months ended April 30, 2018 were $0.2 million lower than the six months ended April 30, 2017.

•	Growing costs for the six months ended April 30, 2018 were $0.2 million higher than the six months ended April 30, 2017.

•	Third-party grower costs for the six months ended April 30, 2018 were $4.7 million higher than the six months ended April 30, 2017.

•	Intersegment costs and expenses for the six months ended April 30, 2018 were $1.2 million higher than the six months ended April 30, 2017

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the six months ended April 30, 2018 and 2017, our lemon packing segment revenues were $17.9 million and $16.4 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the six months ended April 30, 2018 and 2017, our lemon packing costs and expenses were $12.9 million and $12.0 million, respectively.

For the six months ended April 30, 2018 and 2017, lemon packing segment operating income per carton sold was $2.43 and $2.37, respectively.

In the six months ended April 30, 2018 and 2017, the lemon packing segment included $12.1 million and $10.9 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the six months ended April 30, 2018, our avocado segment revenue was $0.9 million compared to $2.0 million for the six months ended April 30, 2017.

Costs associated with our avocados segment include harvest and growing costs. For the six months ended April 30, 2018 and 2017, our avocados segment costs and expenses were $1.6 million and $1.5 million, respectively, primarily consisted of the following:

•	Avocado harvest costs for the six months ended April 30, 2018 were similar to the six months ended April 30, 2017.

•	Growing costs for the six months ended April 30, 2018 were $0.1 million higher than the six months ended April 30, 2017.

Other Agribusiness

For the six months ended April 30, 2018 our other agribusiness segment revenue was $9.9 million compared to $8.0 million for the six months ended April 30, 2017. The 24% increase of $1.9 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the six months ended April 30, 2018 were $1.1 million higher than the six months ended April 30, 2017.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2018 were $0.7 million higher than six months ended April 30, 2017.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the six months ended April 30, 2018, our other agribusiness costs and expenses were $6.1 million compared to $8.0 million for the six months ended April 30, 2017. The 23% decrease of $1.9 million primarily consisted of the following:

•
Orange and specialty citrus packing service charges for the six months ended April 30, 2018 were zero compared to $1.9 million in the six months ended April 30, 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the six months ended April 30, 2018 were $0.4 million lower than the six months ended April 30, 2017.

•	Growing costs for the six months ended April 30, 2018 were $0.4 million higher than the six months ended April 30, 2017.

Total agribusiness depreciation and amortization expenses for the six months ended April 30, 2018 were $0.2 million higher than the six months ended April 30, 2017.

Rental Operations

For the six months ended April 30, 2018 and 2017, our rental operations segment had revenues of $2.5 million and $2.8 million, respectively.

Costs and expenses in our rental operations segment for the six months ended April 30, 2018 were similar to the six months ended April 30, 2017. Depreciation expense was similar quarter to quarter at approximately $0.4 million.

Real Estate Development

For the six months ended April 30, 2018 and 2017, our real estate development segment revenues were zero.

Costs and expenses in our real estate development segment for the six months ended April 30, 2018 were $0.2 million lower than the six months ended April 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the six months ended April 30, 2018 were $1.1 million higher than the six months ended April 30, 2017. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months Ended April 30, 2018 and 2017

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended April 30,
	2018	2017
Revenues:
Agribusiness	$125,881	$118,803
Rental operations	5,171	5,583
Real estate development	—	36
Total revenues	131,052	124,422
Costs and expenses:
Agribusiness	95,323	89,693
Rental operations	3,968	3,800
Real estate development	229	675
Selling, general and administrative	15,000	13,974
Total costs and expenses	114,520	108,142
Operating income	16,532	16,280
Other (expense) income:
Interest expense, net	(1,721)	(1,697)
Equity in earnings of investments	33	596
Gain on sale of stock in Calavo Growers, Inc.	—	3,419
Gain on sale of conservation easement	—	995
Other (expense) income, net	422	409
Total other (expense) income	(1,266)	3,722
Income before income tax benefit (provision)	15,266	20,002
Income tax benefit (provision)	5,048	(7,790)
Net income	20,314	12,212
Loss attributable to noncontrolling interest	37	4
Net income attributable to Limoneira Company	$20,351	$12,216

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $6.6 million in the twelve months ended April 30, 2018 compared to the twelve months ended April 30, 2017 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $6.4 million in the twelve months ended April 30, 2018 compared to the twelve months ended April 30, 2017 primarily due to increases in our agribusiness and selling, general and administrative costs and expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased personnel and higher salaries, benefits and incentive compensation.

•
Total other income decreased $5.0 million in the twelve months ended April 30, 2018 compared to the twelve months ended April 30, 2017 primarily due to $0.6 million decrease in equity in earnings of investments and $4.4 million combined decrease in gains on the sale of stock in Calavo and a conservation easement.

•
Income tax benefit increased $12.8 million in the twelve months ended April 30, 2018 compared to the twelve months ended April 30, 2017 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the Tax Cuts and Jobs Act of 2017.

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

Cash Flows from Operating Activities

For the six months ended April 30, 2018, net cash provided by operating activities was $7.1 million compared to net cash provided by operating activities of $2.5 million for the six months ended April 30, 2017. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net income for the six months ended April 30, 2018 was $15.2 million compared to net income of $1.5 million for the six months ended April 30, 2017. The increase in net income of $13.8 million in the six months ended April 30, 2018 compared to the same period in fiscal year 2017 was primarily attributable to an increase in operating income of $4.7 million and an increase in income tax benefit of $9.1 million.

•
Depreciation and amortization expenses increased $0.2 million in the six months ended April 30, 2018 compared to the same period in fiscal year 2017 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

•
Loss on disposals of assets was $0.2 million in both six months ended April 30, 2018 and 2017, respectively, primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our ongoing orchard redevelopment plans.

•
Stock compensation expense was $0.9 million in both six months ended April 30, 2018 and 2017, respectively, and was comprised primarily of vesting and expense recognition of the 2015, 2016, 2017 and 2018 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•
Accounts receivable, net balance at April 30, 2018 was $17.2 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $6.3 million in the six months ended April 30, 2018. Accounts receivable, net balance at April 30, 2017 was $14.8 million compared to $9.3 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $5.4 million. The $6.3 million decrease in operating cash flows in the six months ended April 30, 2018 compared to the $5.4 million increase in operating cash flows during same period in fiscal year 2017 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs provided $2.1 million of operating cash flows in the six months ended April 30, 2018 compared to $2.5 million of operating cash flows during the same period in fiscal year 2017. This decrease in operating cash flows cash was primarily due to increased cultural costs at our Windfall Farms and PDA ranches in the six months ended April 30, 2018 compared to the same period in fiscal year 2017.

•
Income taxes receivable balance was $0.6 million at April 30, 2018 and October 31, 2017. Income taxes receivable balance at April 30, 2017 was zero compared to $2.8 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $2.8 million for the six months ended April 30, 2017.

•
Accounts payable and growers payable provided $2.2 million and used $0.6 million of operating cash flows in the six months ended April 30, 2018 and 2017, respectively. The $2.2 million of cash provided in the six months ended April 30, 2018 was primarily the result of $3.5 million increase in growers payable, offset by $0.6 million decrease in accounts payable, $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company. The $0.6 million of cash used in the six months ended April 30, 2017 was primarily the result of a $1.5 million increase in accounts payable, $1.3 million decrease in growers payable, $0.4 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company.

•
Accrued liabilities provided $1.0 million of operating cash flows in the six months ended April 30, 2018 compared to a use of $2.4 million of operating cash flows during the same period in fiscal year 2017. The operating cash provided in the six months ended April 30, 2018 was primarily comprised of accrued income taxes offset by payments for incentive compensation and property taxes. The $2.4 million of operating cash flows used in the six months ended April 30, 2017 were primarily comprised of payments for incentive compensation, property taxes and lemon suppliers.

•
Other long-term liabilities operating cash flows in the six months ended April 30, 2018 represented $0.3 million of non-cash pension expense offset by $0.3 million of pension contributions for the period. Other long-term liabilities operating cash flows in the six months ended April 30, 2017 represented $0.4 million of pension contributions offset by $0.4 million of non-cash pension expense.

Cash Flows from Investing Activities

For the six months ended April 30, 2018, net cash used in investing activities was $8.8 million compared to net cash used in investing activities of $16.0 million during the same period in fiscal year 2017. Net cash used in investing activities was primarily comprised of capital expenditures, asset sales and investments.

Capital expenditures were $5.4 million in the six months ended April 30, 2018, comprised of $4.9 million for property, plant and equipment primarily related to orchard and vineyard development and $0.6 million for real estate development projects. Additionally, in the six months ended April 30, 2018, we purchased a real estate development parcel, contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial.

Capital expenditures were $5.7 million in the six months ended April 30, 2017, comprised of $5.1 million for property, plant and equipment primarily related to orchard and vineyard development and $0.6 million for real estate development projects. Additionally, in the six months ended April 30, 2017, we purchased PDA for $5.7 million and contributed $4.5 million to our Joint Venture for the development of our East Area I real estate development project.

Cash Flows from Financing Activities

For the six months ended April 30, 2018, net cash provided by financing activities was $1.8 million compared to net cash provided by financing activities of $13.6 million during the same period in fiscal year 2017.

The $1.8 million of cash provided by financing activities during the six months ended April 30, 2018 was primarily comprised of net borrowings of long-term debt in the amount $4.2 million partially offset by common and preferred dividends, in aggregate, of $2.1 million. The $13.6 million of net cash provided by financing activities in the six months ended April 30, 2017 was primarily comprised of net borrowings of long-term debt in the amount of $15.8 million partially offset by common and preferred dividends, in aggregate, of $1.9 million.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. In May 2018, we locked the interest rate on the Non-Revolving Credit Supplement at 4.77%, effective July 1,2018.

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

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility. In addition, we have the Farm Credit West Term Loans, the Wells Fargo term loan, the Banco de Chile term loan and a note payable to the sellers of a land parcel. Additional information regarding the Farm Credit West Credit Facility, the Farm Credit West Term Loans, the Wells Fargo Term Loan, the Banco de Chile term loan and the note payable can be found in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Farm Credit West Credit Facility

As of April 30, 2018, our outstanding borrowings under the Farm Credit West Credit Facility were $80.1 million and we had $34.9 million of availability. The Farm Credit West Credit Facility currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 3.75% at April 30, 2018. Any amounts prepaid under the Non-Revolving Credit Supplement are subject to a fee to 0.50% of such amounts prepaid. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at April 30, 2018.

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

Farm Credit West Term Loans

As of April 30, 2018, we had an aggregate of approximately $20.3 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of April 30, 2018, we had $2.9 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.20% at April 30, 2018. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of April 30, 2018, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.20% at April 30, 2018. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of April 30, 2018, we had $9.3 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of April 30, 2018, we had $6.9 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of April 30, 2018, we had $7.1 million outstanding under the Wells Fargo term loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2017.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million promissory note secured by first deed of trust, payable to the sellers. The note is due in five years, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.0% at April 30, 2018.

Interest Rate Swap

We enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. At April 30, 2018, we had an interest rate swap agreement that locks in the interest rate on $40.0 million of our $111.1 million in debt at 4.30% until June 2018. Additional information regarding the interest rate swap can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The remaining $71.1 million of debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at April 30, 2018.

Contractual Obligations

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $8.7 outstanding loan balance at April 30, 2018 related to this loan.

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

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Convertible Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and total $0.4 million annually.

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

Limoneira and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to Limoneira (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by Limoneira.

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

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $8.7 outstanding loan balance at April 30, 2018 related to this loan.

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

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. Specifically, we deliver all of our avocado production from our orchards to Calavo. These avocados are packed by Calavo at its packinghouse, and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to our oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo.

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

Impairment of Long-Lived Assets We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

Defined Benefit Retirement Plan As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time. Ongoing accounting for this plan under FASB ASC 715, Compensation - Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements. This information is provided to us by third-party actuarial consultants. In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables. During 2017, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP-2017, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2017, the assumed discount rate to measure the pension obligation remained unchanged at 3.6%. The Company used the latest mortality tables released by the SOA through October 31, 2017 to measure its pension obligation as of October 31, 2017 and combined with the assumed discount rate and other demographic assumptions, its pension obligation decreased by approximately $1.8 million as of October 31, 2017 with a corresponding increase in other comprehensive income recognized net of tax. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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
4.4
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (File No. 001-34755))

10.1
Line of Credit Loan Agreement, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A., dated February 22, 2018. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.2
Unsecured Line of Credit Promissory Note, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A., dated February 22, 2018 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.3
Guaranty Agreement, by and among Richard A. Lewis, individually and as Trustee of the Richard A. Lewis Revocable Trust u/d/t dated August 16, 2004 , Robert E. Lewis, individually and as Trustee of the Robert E. Lewis Revocable Trust u/d/t dated August 17, 2004, Roger G. Lewis, individually and as Trustee of the Roger G. Lewis Revocable Trust u/d/t dated August 20, 2004, Randall W. Lewis, individually and as Trustee of the Randall W. Lewis Revocable Trust u/d/t dated September 1, 2006, and Limoneira Company, dated February 22, 2018 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.4†
Form of Restricted Share Award Agreement, under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 29, 2018 (File No. 001-34755))

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Denotes management contracts and compensatory plans or arrangements

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

LIMONEIRA COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMONEIRA COMPANY

June 11, 2018	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 11, 2018	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)