Form 10-Q
period 2018-07-31
Limoneira CO
filed 2018-09-10
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018
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

 As of August 31, 2018, there were 17,669,314 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	July 31, 2018	October 31, 2017
Assets
Current assets:
Cash	$505	$492
Accounts receivable, net	14,987	10,953
Cultural costs	4,957	4,124
Prepaid expenses and other current assets	6,493	6,981
Income taxes receivable	319	570
Total current assets	27,261	23,120

Property, plant and equipment, net	224,818	188,225
Real estate development	98,949	81,082
Equity in investments	18,511	14,061
Investment in Calavo Growers, Inc.	27,750	22,110
Other assets	14,604	10,433
Total Assets	$411,893	$339,031

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,799	$6,311
Growers payable	12,597	8,828
Accrued liabilities	4,902	5,177
Fair value of derivative instrument	—	268
Current portion of long-term debt	3,177	3,030
Total current liabilities	27,475	23,614
Long-term liabilities:
Long-term debt, less current portion	70,645	102,083
Deferred income taxes	27,742	31,415
Other long-term liabilities	4,510	3,920
Sale-leaseback deferral	44,127	30,396
Total liabilities	174,499	191,428

Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $.01 par value (20,000 shares authorized: zero shares issued or outstanding at July 31, 2018 and October 31, 2017, respectively)	—	—
Common Stock – $.01 par value (39,000,000 shares authorized: 17,669,314 and 14,405,031 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively)	177	144
Additional paid-in capital	159,173	94,294
Retained earnings	54,824	34,692
Accumulated other comprehensive income	11,817	7,076
Noncontrolling interest	593	587
Total stockholders’ equity	226,584	136,793
Total Liabilities and Stockholders’ Equity	$411,893	$339,031
The accompanying notes are an integral part of these unaudited consolidated financial statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net revenues:
Agribusiness	$38,677	$39,050	$110,875	$101,236
Rental operations	1,273	1,345	3,803	4,144
Real estate development	—	—	—	—
Total net revenues	39,950	40,395	114,678	105,380
Costs and expenses:
Agribusiness	23,983	23,022	80,943	75,821
Rental operations	1,004	929	3,045	2,934
Real estate development	25	47	94	172
Impairments of real estate development assets	—	—	—	120
Selling, general and administrative	3,513	3,229	11,529	10,192
Total costs and expenses	28,525	27,227	95,611	89,239
Operating income	11,425	13,168	19,067	16,141
Other income (expense):
Interest expense, net	(260)	(521)	(1,054)	(1,372)
Equity in earnings of investments	123	76	40	9
Other income, net	26	37	283	364
Total other expense	(111)	(408)	(731)	(999)

Income before income tax (provision) benefit	11,314	12,760	18,336	15,142
Income tax (provision) benefit	(3,114)	(5,017)	5,093	(5,935)
Net income	8,200	7,743	23,429	9,207
Net loss (income) attributable to noncontrolling interest	1	34	(4)	38
Net income attributable to Limoneira Company	8,201	7,777	23,425	9,245
Preferred dividends	(125)	(125)	(376)	(435)
Net income attributable to common stock	$8,076	$7,652	$23,049	$8,810

Basic net income per common share	$0.51	$0.53	$1.54	$0.62

Diluted net income per common share	$0.50	$0.52	$1.50	$0.62

Dividends per common share	$0.06	$0.06	$0.19	$0.17

Weighted-average common shares outstanding-basic	15,947,000	14,396,000	14,979,000	14,287,000
Weighted-average common shares outstanding-diluted	16,551,000	14,989,000	15,578,000	14,570,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income	$8,200	$7,743	$23,429	$9,207
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(75)	113	218	(113)
Minimum pension liability adjustment, net of tax of $51, $83, $154 and $247 for the three and nine months ended July 31, 2018 and 2017, respectively.	125	126	372	378
Unrealized holding (loss) gain on security available-for-sale, net of tax of $105, $1001, $1,653 and $1,763 for the three and nine months ended July 31, 2018 and 2017, respectively.	(255)	1,534	3,987	2,707
Unrealized gains from derivative instrument, net of tax of $12, $67, $79 and $288 for the three and nine months ended July 31, 2018 and 2017, respectively.	2	102	163	443
Total other comprehensive (loss) income, net of tax	(203)	1,875	4,740	3,415
Comprehensive income	7,997	9,618	28,169	12,622
Comprehensive income attributable to noncontrolling interest	(30)	45	6	49
Comprehensive income attributable to Limoneira Company	$7,967	$9,663	$28,175	$12,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2018	2017
Operating activities
Net income	$23,429	$9,207
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,210	4,824
Impairments of real estate development assets	—	120
Loss on disposals of assets	188	215
Gain on sales of real estate development assets	(25)	—
Stock compensation expense	1,216	1,088
Equity in earnings of investments	(40)	(9)
Cash distributions from equity investments	175	377
Deferred income taxes	(5,519)	—
Accrued interest on note receivable	(136)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(4,031)	(1,335)
Cultural costs	(246)	880
Prepaid expenses and other current assets	(954)	(1,010)
Income taxes receivable	250	2,810
Other assets	26	420
Accounts payable and growers payable	3,927	480
Accrued liabilities	(314)	1,968
Other long-term liabilities	47	105
Net cash provided by operating activities	23,203	20,122

Investing activities
Capital expenditures	(9,003)	(9,607)
Purchase of real estate development parcel	(1,444)	—
Net proceeds from sales of real estate development assets	1,543	—
Agriculture property acquisition	(13,111)	—
Business combinations	(25,000)	(5,706)
Equity investment contributions	(3,500)	(7,450)
Investments in mutual water companies	(337)	(350)
Net cash used in investing activities	(50,852)	(23,113)

Financing activities
Borrowings of long-term debt	135,127	161,425
Repayments of long-term debt	(167,881)	(153,442)
Dividends paid – common	(2,920)	(2,362)
Dividends paid – preferred	(376)	(435)
Exchange of common stock	(401)	(294)
Issuance of common stock	64,097	—
Payments of deferred financing costs	—	(108)
Net cash provided by financing activities	27,646	4,784
Effect of exchange rate changes in cash	16	(9)
Net increase in cash	13	1,784
Cash at beginning of period	492	38
Cash at end of period	$505	$1,822

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine Months Ended July 31,
	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,547	$1,295
Cash paid during the period for income taxes, net of (refunds)	$210	$(1,500)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(5,640)	$(4,470)
Increase in real estate development and sale-leaseback deferral	$13,731	$4,216
Increase in equity in investments and other long-term liabilities	$1,080	$—
Non-cash issuance of note receivable	$3,000	$—
Non-cash reduction of note receivable	$79	$—
Capital expenditures accrued but not paid at period-end	$331	$328
Accrued interest on notes receivable	$136	$18
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31
Non-cash issuance of note payable	$1,435	$—

On July 24, 2018, the Company entered into an agreement to acquire assets from Oxnard Lemon Associates, Ltd. for a purchase price of $25,000,000 in cash as further described in Note 3 - Acquisitions.

On July 18, 2018, the Company acquired Fruticola San Pablo S.A. (“San Pablo”) ranch for a total purchase price of $13,111,000 in cash as further described in Note 3 - Acquisitions.

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000.

In November 2017, the holder of the note receivable from a 2004 sale of property completed the drilling of a water well at the Company’s La Campana Ranch. The fair value of the well drilling services was $79,000 and the Company recorded a non-cash reduction of the note receivable.

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

The unaudited interim consolidated financial statements for the three and nine months ended July 31, 2018 and 2017 and balance sheet as of July 31, 2018 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at July 31, 2018 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three and nine months ended July 31, 2018 are not necessarily indicative of the operating results expected for the full fiscal year.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of the Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC, San Pablo and PDA, in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidation, and the effect of variable interest entities, in its consolidation process. These unaudited consolidated financial statements should be read in conjunction with the notes thereto included in this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies
Foreign Currency Translation

San Pablo and PDA’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This amendment clarifies the definition of a business. The amendment affects all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendment is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

This amendment is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendment is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendment should be applied prospectively as of the beginning of the period of adoption. The Company early adopted this ASU during the quarter ended July 31, 2018.

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

3. Acquisitions
Agriculture Property Acquisition

San Pablo

On July 18, 2018, the Company completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13,000,000. The San Pablo ranch consists of 3,317 total acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet at July 31, 2018. In addition, transaction costs of $111,000 were capitalized as part of total acquisition costs.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions
Agriculture Property Acquisition (continued)

Cultural costs	$579
Land and land improvements	9,114
Buildings and equipment	207
Orchards	2,058
Water rights	1,153
Total assets acquired	$13,111

Revenue of $5,000 and net loss of $44,000 of San Pablo are included in the Company’s consolidated statement of operations from the acquisition date to the period ended July 31, 2018. The unaudited, pro forma consolidated statement of operations as if San Pablo had been included in the consolidated results of the Company for the entire nine months ended July 31, 2018 results in revenue of $115,424,000 and net income of $23,179,000.

Business Combinations

Oxnard Lemon

On July 24, 2018, the Company and Oxnard Lemon Associates, Ltd., a California limited partnership (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on July 26, 2018 (the “Initial Closing Date”), the Company acquired certain “hard assets” of Seller, including a packinghouse and related land (“Oxnard Lemon”), for a purchase price of $24,750,000 (the “Initial Acquisition”). Pursuant to the Purchase Agreement, the closing on the purchase and sale of the “soft assets” of Seller, including Seller’s tradenames, trademarks and copyrights, shall take place on or prior to October 31, 2018 (the “Final Closing Date”), at which point an additional $250,000 in purchase price shall be paid to Seller by the Company. The aggregate purchase price for the “hard assets” and the “soft assets” provided in the Purchase Agreement is $25,000,000. Additionally, the Purchase Agreement provides that Seller lease back the “hard assets” from the Company until the Final Closing Date, pursuant to a lease executed on the Initial Closing Date. Transaction costs of $142,000 are included in selling, general and administrative expense.

Below is a summary of the preliminary (subject to finalization of the valuation of the assets) fair value of the net assets acquired on the acquisition date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

Land and land improvements	$7,294
Buildings and equipment	14,906
Customer relationships and tradename	2,450
Goodwill	350
Total assets acquired	$25,000

No revenue or earnings of Oxnard Lemon are included in the Company’s consolidated statement of operations from the acquisition date to the period ended July 31, 2018.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions
Business Combinations (continued)

In August 2017, a third-party valuation of the fair value of the net assets was finalized, which resulted in a $193,000 increase in investment in Rosales with a corresponding decrease in goodwill and increase in deferred income taxes. Additionally, a $94,000 reduction in the purchase price was agreed upon per the terms of the purchase agreement with corresponding decreases in goodwill and noncontrolling interest. The Company received the $94,000 in August 2017. Below is a summary of the fair value of the net assets acquired on the Acquisition Date based on the third-party valuation, which were considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2018 and October 31, 2017, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

July 31, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$27,750	$—	$—	$27,750
Liabilities at fair value:
Loan guarantee	$—	$—	$1,080	$1,080

October 31, 2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$22,110	$—	$—	$22,110
Liabilities at fair value:
Derivative	$—	$268	$—	$268

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Fair Value Measurements (continued)

Available-for-sale securities consist of marketable securities in Calavo common stock. The Company currently owns 300,000 shares, representing approximately 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at July 31, 2018 and October 31, 2017 was $92.50 and $73.70 per share, respectively.

The derivative consisted of an interest rate swap, the fair value of which was estimated using industry-standard valuation models. The derivative expired in June 2018.

The loan guarantee consists of its fair value estimated using industry-standard valuation models. Such models project future cash flows and discounted projected payments on such obligations at guaranteed and non-guaranteed rates. The difference between the guaranteed versus the non-guaranteed values of the loan is the value of the loan guarantee.

5. Accounts Receivable
The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of July 31, 2018 and October 31, 2017 the allowances totaled $403,000 and $577,000, respectively.

6. Concentrations
Lemons procured from third-party growers were 35% of lemon supply in the three months ended July 31, 2018. Lemons procured from third-party growers were 44% of lemon supply in the nine months ended July 31, 2018, of which one third-party grower was 5% of lemon supply. The Company sells the majority of its oranges and specialty citrus to a third-party packing house and sells all of its avocado production to Calavo.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Prepaid insurance	$476	$609
Prepaid supplies	1,750	806
Lemon supplier advances	759	271
Note receivable, net	2,844	—
Deferred lease expense, water assessments and other	664	958
Real estate development for sale	—	4,337
	$6,493	$6,981

8. Real Estate Development
Real estate development assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017
East Areas I and II	$92,367	$74,500
Templeton Santa Barbara, LLC	6,582	6,582
	$98,949	$81,082

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
East Areas I and II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended July 31, 2018 and 2017, the Company capitalized $5,851,000 and $1,415,000, respectively, of costs related to these real estate development projects. During the nine months ended July 31, 2018 and 2017, the Company capitalized $17,867,000 and $5,127,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $2,000 and $2,000 in the three months ended July 31, 2018 and 2017, respectively, and $15,000 and $39,000 in the nine months ended July 31, 2018 and 2017, respectively.

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. In August 2018, the Retained Property was transferred back to the Company.

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the three months ended July 31, 2018 and 2017, the Company recorded $5,306,000 and $1,236,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. During the nine months ended July 31, 2018 and 2017, the Company recorded $13,731,000 and $4,216,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
East Areas I and II (continued)
In connection with the LLC Agreement, the Company was reimbursed $250,000 by the Joint Venture in January 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount was included in prepaid expenses and other current assets in the consolidated balance sheets as of October 31, 2017. Additionally, the Company leases office space to Lewis and received rental income of $16,000 and $12,000 for the nine months ended July 31, 2018 and 2017, respectively.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of zero and $3,000,000 to the LLC in the three months ended July 31, 2018 and 2017, respectively. The Company made contributions of $3,500,000 and $7,450,000 to the LLC in the nine months ended July 31, 2018 and 2017, respectively. Additionally, the Company recorded equity losses of zero and $54,000 in the nine months ended July 31, 2018 and 2017, respectively, related to the Joint Venture.

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

In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The guarantee shall continue in effect until all of the Loan obligations are fully and finally paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $18,564,000 as of July 31, 2018. The $1,080,000 fair value of the guarantee at July 31, 2018 was recorded in the Company’s consolidated balance sheets and was included in other long-term liabilities with a corresponding increase in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.

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

Templeton Santa Barbara, LLC

The three real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial, The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla at July 31, 2018 were $3,250,000 and $3,332,000, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla as of October 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively. These projects were idle during the nine months ended July 31, 2018 and 2017 and, as such, no costs were capitalized. Additionally, in relation to these projects, the Company incurred expenses of $23,000 and $45,000 in the three months ended July 31, 2018 and 2017, respectively, and $79,000 and $133,000 in the nine months ended July 31, 2018 and 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)
Templeton Santa Barbara, LLC (continued)
In October 2017, the Company entered an agreement to sell Centennial for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and issuing a $3,000,000 promissory note secured by the property for the balance of the purchase price. After transaction costs, the sale resulted in a gain of $194,000, to be recognized under the installment method, with $15,000 recognized in the nine months ended July 31, 2018 and $179,000 deferred until repayment of the promissory note. The promissory note was originally scheduled to mature in June 2018 but provides for potential extensions to December 2019. In 2018, per the terms of the promissory note, the holder of the note made two non-refundable $100,000 payments to the Company, extending the due date to December 30, 2018.

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

At July 31, 2018 and October 31, 2017, the $3,250,000 carrying value of Pacific Crest and the $3,332,000 carrying value of Sevilla were classified as real estate development. At October 31, 2017, the $2,983,000 carrying value of Centennial and the $1,354,000 carrying value of the commercial portion of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

9. Equity in Investments
Equity in investments consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Limoneira Lewis Community Builders, LLC	$14,216	$9,634
Limco Del Mar, Ltd.	2,101	1,968
Rosales	1,679	1,944
Romney Property Partnership	515	515
	$18,511	$14,061

The Rosales equity investment includes the Company’s 35% interest acquired in fiscal year 2014 and an additional 12% interest acquired with the purchase of PDA as described in Note 3 - Acquisitions. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

The Limoneira Lewis Community Builders, LLC investment balance includes the fair value loan guarantee corresponding equity investment as of July 31, 2018.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Investment in Calavo Growers, Inc. (continued)
Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses for the remaining shares held by the Company. The Company recorded unrealized holding (loss)/gain of ($360,000) ($255,000 net of tax) and $2,535,000 ($1,534,000 net of tax), during the three months ended July 31, 2018 and 2017, respectively. The Company recorded unrealized holding gains and of $5,640,000 ($3,987,000 net of tax) and $4,470,000 ($2,707,000) net of tax), during the nine months ended July 31, 2018 and 2017, respectively.
11. Other Assets
Other assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Investments in mutual water companies	$5,019	$4,686
Acquired water and mineral rights	3,829	2,655
Deposit for land purchase	646	645
Deferred lease assets and other	416	448
Note receivable	563	625
Revolving funds and memberships	267	265
Acquired trade names and trademarks, net	2,637	233
Goodwill	1,227	876
	$14,604	$10,433

12. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Compensation	$2,156	$2,367
Property taxes	197	599
Interest	253	327
Deferred income and deposits	473	636
Lease expense	131	137
Lemon supplier payables	643	166
Capital expenditures and other	1,049	945
	$4,902	$5,177

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2018	October 31, 2017
Farm Credit West revolving and non-revolving lines of credit: the interest rate for the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.10% at July 31, 2018, plus 1.85%. In July 2018 the interest rate for the non-revolving was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$43,803	$74,556
Farm Credit West term loan: the interest rate is variable and was 4.45% at July 31, 2018. The loan is payable in quarterly installments through November 2022.	2,741	3,155
Farm Credit West term loan: the interest rate is variable and was 4.45% at July 31, 2018. The loan is payable in monthly installments through October 2035.	1,133	1,167
Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments through March 2036.	9,256	9,504
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,878	7,083
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	6,712	7,730
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	2,029	2,106
Note Payable: the interest rate ranges from 5.0% to 7.0% and was 5.0% at July 31, 2018. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	—
Subtotal	73,987	105,301
Less deferred financing costs, net of accumulated amortization	165	188
Total long-term debt, net	73,822	105,113
Less current portion	3,177	3,030
Long-term debt, less current portion	$70,645	$102,083

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018 the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. In May 2018, the Company entered into a Conversion Agreement with Farm Credit West which will fixed the interest rate on the Non-Revolving Credit Supplement at 4.77% effective July 1, 2018. The agreement provides for a fee equal to 0.50% of any amounts prepaid under the Non-Revolving Credit Supplement. The Company may prepay any amounts under the Revolving Credit Supplement without penalty.

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

The Farm Credit West credit facility provides for maximum borrowings of $115,000,000 and the borrowing capacity based on collateral value was $115,000,000 at July 31, 2018.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $688,000 and $551,000 during the three months ended July 31, 2018 and 2017, respectively, and $1,637,000 and $1,424,000 during the nine months ended July 31, 2018 and 2017, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs net of amortization is included in long-term debt on the Company’s consolidated balance sheet at July 31, 2018.

14. Derivative Instrument and Hedging Activities
The Company entered into an interest rate swap to minimize the risks and costs associated with its financing activities. Derivative financial instruments are as follows (in thousands):

	Notional Amount		Fair Value Liability
	July 31, 2018	October 31, 2017	July 31, 2018	October 31, 2017
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$—	$40,000	$—	$268

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

14. Derivative Instrument and Hedging Activities (continued)

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017 the Company entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provided for the prior interest rate swap agreement with Rabobank to be in place with CoBank.

This interest rate swap qualified as a cash flow hedge and the fair value liability was included in fair value of derivative instrument and related accumulated other comprehensive income at October 31, 2017. The interest rate swap expired June 30, 2018.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Basic net income per common share:
Numerator: Net income for basic EPS	$8,066	$7,652	$23,020	$8,810
Denominator: Weighted average common shares-basic	15,947	14,396	14,979	14,287
Basic net income per common share	$0.51	$0.53	$1.54	$0.62

Diluted net income per common share:
Numerator: Net income for diluted EPS	$8,201	$7,777	$23,425	$8,966
Denominator: Weighted average common shares–basic	15,947	14,396	14,979	14,287
Effect of dilutive unvested, restricted stock and preferred stock	604	593	599	283
Weighted average common shares–diluted	16,551	14,989	15,578	14,570
Diluted net income per common share	$0.50	$0.52	$1.50	$0.62

Diluted earnings per common share are computed using the more dilutive method of either the two-class method or the treasury method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 76,000 and 81,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings per share for the three and nine months ended July 31, 2018, respectively. Diluted earnings per common share were calculated under the two-class method for the three and nine months ended July 31, 2017.

16. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $175,000 and $180,000 of rental revenue from employees in the three months ended July 31, 2018 and 2017, respectively. The Company recorded $530,000 and $548,000 of rental revenue from employees in the nine months ended July 31, 2018 and 2017, respectively. There were no rental payments due from employees at July 31, 2018 or October 31, 2017.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $211,000 and $207,000 in the three months ended July 31, 2018 and 2017, respectively. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,097,000 and $925,000 in the nine months ended July 31, 2018 and 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the mutual water companies were, in aggregate, $83,000 and $141,000 at July 31, 2018 and October 31, 2017, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $396,000 and $373,000 from the association in the three months ended July 31, 2018 and 2017, respectively. The Company purchased services and supplies of $1,211,000 and $1,354,000 from the association in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the association were $78,000 and $180,000 at July 31, 2018 and October 31, 2017, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $285,000 and $270,000 in the nine months ended July 31, 2018 and 2017, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company had $5,643,000 and $7,490,000 of avocado sales to Calavo for the three months ended July 31, 2018 and 2017, respectively. The Company had $6,578,000 and $9,519,000 of avocado sales to Calavo for the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There were $616,000 and zero amounts receivable by the Company from Calavo at July 31, 2018 and October 31, 2017, respectively. Additionally, the Company leases office space to Calavo and received rental income of $74,000 and $72,000 in the three months ended July 31, 2018 and 2017, respectively, and $219,000 and $214,000 in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $61,000 and $16,000 of storage services from Calavo in the nine months ended July 31, 2018 and 2017, respectively. Amounts due to Calavo at July 31, 2018 and October 31, 2017 were $61,000 and $163,000, respectively.

Certain members of the Company’s board of directors market lemons through the Company pursuant to its customary marketing agreements. The aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $329,000 and $1,135,000 in the three months ended July 31, 2018 and 2017, respectively, and $1,715,000 and $2,111,000 in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $576,000 and $636,000 at July 31, 2018 and October 31, 2017, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $100,000 and $15,000 of lease expense related to these leases in the nine months ended July 31, 2018 and 2017, respectively.

On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $9,000 and $30,000 to the Company during the three months ended July 31, 2018 and 2017, respectively, and $28,000 and $71,000 during the nine months ended July 31, 2018 and 2017, respectively. The Company incurred lease and farming expenses of $42,000 and $17,000 in the three months ended July 31, 2018 and 2017, respectively, and $128,000 and $113,000 in the nine months ended July 31, 2018 and 2017, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Payments due to Fenner were $60,000 and $61,000 at July 31, 2018 and October 31, 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid no harvest costs to CRG in the three months ended July 31, 2018 and 2017, respectively. The Company paid harvest costs to CRG of $2,451,000 and $2,825,000 in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG of zero in both three months ended July 31, 2018 and 2017. Associated provided harvest management and administrative services to CRG of $218,000 and $303,000 in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $209,000 due to Associated from CRG at July 31, 2018 and October 31, 2017, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program, during the nine months ended July 31, 2018 and 2017 the Company recorded revenues of zero and $34,000, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased no water from YMIDD during the three months ended July 31, 2018 and 2017. The Company purchased water in the amounts of $149,000 and $67,000 from YMIDD during the nine months ended July 31, 2018 and 2017, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts receivable from YMIDD at July 31, 2018 and October 31, 2017. Amounts due to YMIDD at July 31, 2018 and October 31, 2017 were zero and $10,000, respectively.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $56,000 and $35,000 in the three months ended July 31, 2018 and 2017, respectively, and $151,000 and $104,000 in the nine months ended July 31, 2018 and 2017. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were $1,194,000 and $912,000 at July 31, 2018 and October 31, 2017, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. In the three months ended July 31, 2018 and 2017, the Company received cash distributions of $175,000 and $176,000 and recorded equity in losses of this investment of $45,000 and $107,000, respectively. In the nine months ended July 31, 2018 and 2017, the Company received distributions of $175,000 and $176,000 and recorded equity in earnings of this investment of $308,000 and $244,000, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $86,000 and $428,000 of lemon sales to Rosales in the three months ended July 31, 2018 and 2017, respectively. The Company recognized $1,009,000 and $1,038,000 of lemon sales to Rosales in the nine months ended July 31, 2018 and 2017, respectively. Additionally, PDA and San Pablo recognized, aggregate sales of $456,000 and $207,000 of lemon and orange sales to Rosales in the three months ended July 31, 2018 and 2017, respectively. PDA and San Pablo recognized, aggregate sales of $1,159,000 and $430,000 of lemon and orange sales to Rosales in the nine months ended July 31, 2018 and 2017, respectively. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. Amounts due from Rosales were $426,000 and $101,000 at July 31, 2018 and October 31, 2017, respectively. The Company recorded equity in (gain) losses of this investment of $(18,000) and $70,000 in the three months ended July 31, 2018 and 2017, respectively and amortization of fair value basis differences of $84,000 and $102,000 in the three months ended July 31, 2018 and 2017, respectively. The Company recorded equity in losses of this investment of $15,000 and $24,000 in the nine months ended July 31, 2018 and 2017, respectively and amortization of fair value basis differences of $253,000 and $206,000 in the nine months ended July 31, 2018 and 2017, respectively. The Company received cash distributions from this equity investment of zero and $134,000 in the nine months ended July 31, 2018 and 2017, respectively.

17. Income Taxes
The Company’s estimated annual effective blended tax rate for fiscal year 2018 is approximately 27.5%. As such, a (27.8)% estimated effective blended tax rate, after tax reform and stock compensation discrete items, was utilized by the Company in the nine months ended July 31, 2018 to calculate its income tax provision. The discrete driver of the significant increase in the estimated effective blended tax rate in the nine months ended July 31, 2018 is the approximately $10.0 million decrease in deferred tax liabilities, related to the change in federal tax rate per the Tax Cuts and Jobs Act of 2017, from 34% to 21%.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

17. Income Taxes (continued)

The Company has no uncertain tax positions as of July 31, 2018. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2018.

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

The Company has calculated its best estimate of the impact of the Act on its quarter-end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result of the corporate tax rate reduction, the Company has decreased its deferred tax liability balance as of July 31, 2018 by approximately $10,000,000.

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

The Act eliminates or reduces certain deductions, including Section 199 Domestic Production Activities Deduction. However, the Company’s fiscal year began before the Act was effective and the Section 199 deduction is still available to the Company during fiscal year 2018 as allowable based on taxable income and other limitations.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding IRC Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Act on its financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the approximately $10,000,000 of deferred tax benefit recorded in connection with the re-measurement of certain deferred tax assets and liabilities and zero additional taxable income recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings is a provisional amount and a reasonable estimate at July 31, 2018. Additional work is necessary to do a more detailed analysis of historic earnings as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded during the remainder of the fiscal year ended October 31, 2018, as they are identified.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Retirement Plans (continued)

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 and $150,000 during the three months ended July 31, 2018 and 2017, respectively, and $450,000 and $575,000 during the nine months ended July 31, 2018 and 2017, respectively.

The components of net periodic pension cost for the Plan for the three and nine months ended July 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Administrative expenses	$64	$76	$190	$228
Interest cost	192	194	577	582
Expected return on plan assets	(267)	(263)	(803)	(789)
Prior service cost	11	11	33	33
Recognized actuarial loss	176	208	526	624
Net periodic benefit cost	$176	$226	$523	$678

19. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Minimum pension liability	$3,405	$3,858
Loan guarantee	1,080	—
Deferred gain and other	25	62
	$4,510	$3,920

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

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

		Three Months Ended July 31,		Nine Months Ended July 31,
Performance Year	Shares Granted	2018	2017	2018	2017
2015	27,424	$—	$36	$—	$108
2016	44,688	24	64	74	192
2017	41,291	67	108	203	465
2018	90,000	187	—	630	—
		$278	$208	$907	$765

During the three months ended January 31, 2018 and 2017 members of management exchanged 17,520 and 14,773 shares, respectively of common stock with fair value of $401,000 and $294,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2018 and 2017, 14,033 and 18,956 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $309,000 and $323,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2018 and 2017, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

23. Public Offering of Common Stock
In June 2018, the Company completed the sale of an aggregate of 3,136,362 shares of our common stock, at a price of $22.00 per share, to a limited number of institutional and other investors in a registered offering under the shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis as of June 25, 2018. Upon completion of the offering and issuance of common stock, the Company had 17,669,314 shares of common stock outstanding. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds received by the Company were $64.1 million.

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

Segment information for the three months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$28,457	$2,279	$—	$5,643	$2,298	$38,677	$1,273	$—	$—	$39,950
Intersegment revenue	—	6,340	(6,340)	—	—	—	—	—	—	—
Total net revenues	28,457	8,619	(6,340)	5,643	2,298	38,677	1,273	—	—	39,950
Costs and expenses	18,872	6,033	(6,340)	1,829	2,066	22,460	810	25	3,454	26,749
Depreciation and amortization	—	—	—	—	—	1,523	194	—	59	1,776
Operating income	$9,585	$2,586	$—	$3,814	$232	$14,694	$269	$(25)	$(3,513)	$11,425

Segment information for the three months ended July 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$27,837	$2,158	$—	$7,490	$1,565	$39,050	$1,345	$—	$—	$40,395
Intersegment revenue	—	5,731	(5,731)	—	—	—	—	—	—	—
Total net revenues	27,837	7,889	(5,731)	7,490	1,565	39,050	1,345	—	—	40,395
Costs and expenses	17,861	5,451	(5,731)	1,705	2,349	21,635	738	47	3,174	25,594
Depreciation and amortization	—	—	—	—	—	1,387	191	—	55	1,633
Operating income	$9,976	$2,438	$—	$5,785	$(784)	$16,028	$416	$(47)	$(3,229)	$13,168

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

24. Segment Information (continued)

Segment information for the nine months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$83,994	$8,120	$—	$6,578	$12,183	$110,875	$3,803	$—	$—	$114,678
Intersegment revenue	—	18,416	(18,416)	—	—	—	—	—	—	—
Total net revenues	83,994	26,536	(18,416)	6,578	12,183	110,875	3,803	—	—	114,678
Costs and expenses	64,363	18,927	(18,416)	3,408	8,195	76,477	2,461	94	11,369	90,401
Depreciation and amortization	—	—	—	—	—	4,466	584	—	160	5,210
Operating income	$19,631	$7,609	$—	$3,170	$3,988	$29,932	$758	$(94)	$(11,529)	$19,067

Segment information for the nine months ended July 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$74,551	$7,603	$—	$9,519	$9,563	$101,236	$4,144	$—	$—	$105,380
Intersegment revenue	—	16,677	(16,677)	—	—	—	—	—	—	—
Total net revenues	74,551	24,280	(16,677)	9,519	9,563	101,236	4,144	—	—	105,380
Costs and expenses	57,435	17,422	(16,677)	3,215	10,333	71,728	2,367	292	10,028	84,415
Depreciation and amortization	—	—	—	—	—	4,093	567	—	164	4,824
Operating income	$17,116	$6,858	$—	$6,304	$(770)	$25,415	$1,210	$(292)	$(10,192)	$16,141

The following table sets forth revenues by category, by segment for the three and nine months ended July 31, 2018 and 2017 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Fresh lemons	$28,457	$27,837	$83,994	$74,551
Lemon packing	8,619	7,889	26,536	24,280
Intersegment revenue	(6,340)	(5,731)	(18,416)	(16,677)
Lemon revenues	30,736	29,995	92,114	82,154

Avocados	5,643	7,490	6,578	9,519

Navel and Valencia oranges	1,986	1,118	8,552	6,539
Specialty citrus and other crops	312	447	3,631	3,024
Other agribusiness revenues	2,298	1,565	12,183	9,563
Agribusiness revenues	38,677	39,050	110,875	101,236

Residential and commercial rentals	881	906	2,609	2,688
Leased land	304	372	958	1,114
Organic recycling and other	88	67	236	342
Rental operations revenues	1,273	1,345	3,803	4,144

Real estate development revenues	—	—	—	—
Total net revenues	$39,950	$40,395	$114,678	$105,380

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

25. Subsequent Events
The Company has evaluated events subsequent to July 31, 2018 through the filing date to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the Notes to Consolidated Financial Statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 14,500 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 5,000 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all located near La Serena, Chile.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water districts and irrigation districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water from the Cadiz Valley Basin in San Bernardino County. We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile.

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

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the nine months ended July 31, 2018, lemon sales were comprised of approximately 81% in domestic and Canadian sales, 19% in sales to domestic exporters and 3% in international sales. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts; and our wine grapes are sold to various wine producers.

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

Water Resources

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and surface water in Arizona from the Colorado River through the YMIDD. We use ground and surface water for our PDA and San Pablo farming operations in Chile.

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

We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile.

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Phase 1 site improvements have begun. The joint venture is currently receiving lot deposits from national homebuilders and initial closings of lot sales are anticipated to begin in the first quarter of fiscal year 2019.

In August 2017, we entered an agreement to sell the commercial portion of our Sevilla property for approximately $1.5 million. This transaction closed in November 2017, we received net proceeds of $1.4 million and we recognized a gain of approximately $10,000.

In October 2017, we entered an agreement to sell our Centennial property for approximately $3.3 million. This transaction closed December 2017 and we received net proceeds of $0.2 million and issued a $3.0 million promissory note secured by the property for the balance of the purchase price. The promissory note matures in June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $0.2 million, most of which has been deferred until repayment of the promissory note. In 2018, per the terms of the promissory note, the holder of the note made two non-refundable $0.1 million payments to us, extending the due date to December 30, 2018.

In December 2017, we entered an agreement to sell our Terraces at Pacific Crest (“Pacific Crest”) property for $3.5 million. After transaction costs, we expect to recognize a gain of $40,000. To date, this transaction has not closed.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act on our quarter-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result of the rate reduction, we have decreased our deferred tax liability balance as of July 31, 2018 by approximately $10.0 million.

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

In June 2018, we completed the sale of 3,136,000 shares of common stock, at a price of $22.00 per share to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 17,669,000 shares of common stock outstanding. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds were $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase Fruticola San Pablo S.A.'s ("San Pablo") ranch and purchase Oxnard Lemon Associates, Ltd.'s ("Oxnard Lemon") packinghouse, related land and certain other assets.

In July 2018, we completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13.1 million. The San Pablo ranch consists of 3,317 total acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production.

In July 2018, we entered into an agreement to purchase Oxnard Lemon for $25.0 million. Pursuant to the agreement, we acquired certain “hard assets” of Oxnard Lemon, including a packinghouse and related land for a purchase price of $24.7 million on July 27, 2018. Pursuant to the agreement, the closing on the purchase and sale of the “soft assets” of Oxnard Lemon, including tradenames, trademarks and copyrights, shall take place on or prior to October 31, 2018, at which point an additional $0.3 million in purchase price shall be paid. Additionally, the agreement provides that the sellers shall lease back the “hard assets” until October 31, 2018, pursuant to a lease agreement executed July 27, 2018.

For fiscal year 2017, we declared cash dividends to our stockholders totaling $0.22 per common share in the aggregate amount of $3.2 million compared to a total of $0.20 per common share in the aggregate amount of $2.8 million for fiscal year 2016. On June 26, 2018, we declared a cash dividend $0.0625 per common share which was paid on July 18, 2018, in the aggregate amount of $1.1 million to stockholders of record as of July 9, 2018. This represents a 14% increase in our dividend compared to 2017.

Late in the third quarter of fiscal year 2018, Ventura County experienced record high temperatures. We are currently assessing the affect these high temperatures may have had on our fiscal year 2019 avocado crop.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Revenues:
Agribusiness	$38,677	$39,050	$110,875	$101,236
Rental operations	1,273	1,345	3,803	4,144
Real estate development	—	—	—	—
Total net revenues	39,950	40,395	114,678	105,380
Costs and expenses:
Agribusiness	23,983	23,022	80,943	75,821
Rental operations	1,004	929	3,045	2,934
Real estate development	25	47	94	172
Impairments of real estate development assets	—	—	—	120
Selling, general and administrative	3,513	3,229	11,529	10,192
Total costs and expenses	28,525	27,227	95,611	89,239
Operating income:
Agribusiness	14,694	16,028	29,932	25,415
Rental operations	269	416	758	1,210
Real estate development	(25)	(47)	(94)	(292)
Selling, general and administrative	(3,513)	(3,229)	(11,529)	(10,192)
Operating income	11,425	13,168	19,067	16,141
Other income (expense):
Interest expense, net	(260)	(521)	(1,054)	(1,372)
Equity in earnings of investments	123	76	40	9
Other income, net	26	37	283	364
Total other expense	(111)	(408)	(731)	(999)
Income before income tax (provision) benefit	11,314	12,760	18,336	15,142
Income tax (provision) benefit	(3,114)	(5,017)	5,093	(5,935)
Net income	8,200	7,743	23,429	9,207
(Income) loss attributable to noncontrolling interest	1	34	(4)	38
Net income attributable to Limoneira Company	$8,201	$7,777	$23,425	$9,245

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net income attributable to Limoneira Company	$8,201	$7,777	$23,425	$9,245
Interest expense, net	260	521	1,054	1,372
Income tax provision (benefit)	3,114	5,017	(5,093)	5,935
Depreciation and amortization	1,776	1,633	5,210	4,824
EBITDA	$13,351	$14,948	$24,596	$21,376
Impairments of real estate development assets	—	—	—	120
Adjusted EBITDA	$13,351	$14,948	$24,596	$21,496

Third Quarter of Fiscal Year 2018 Compared to the Third Quarter of Fiscal Year 2017

Revenues

Total revenue for the third quarter of fiscal year 2018 was $40.0 million compared to $40.4 million for the third quarter of fiscal year 2017. The 1% decrease of $0.4 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2018	2017	Change
Lemons	$30,736	$29,995	$741	2%
Avocados	5,643	7,490	(1,847)	(25)%
Navel and Valencia oranges	1,986	1,118	868	78%
Specialty citrus and other crops	312	447	(135)	(30)%
Agribusiness revenues	$38,677	$39,050	$(373)	(1)%

•
Lemons: The increase in the third quarter of fiscal year 2018 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to the same period in fiscal year 2017. During the third quarters of fiscal years 2018 and 2017, fresh lemon sales were $25.7 million and $26.1 million, respectively, on 992,000 and 919,000 cartons of lemons sold at average per carton prices of $25.91 and $28.45, respectively. Additionally, lemon revenues included $2.3 million shipping and handling, $1.4 million lemon by-products and $1.3 million other lemon sales in the third quarter of fiscal year 2018 compared to $2.2 million shipping and handling, $1.1 million lemon by-product and $0.6 million other lemon sales during the same period in fiscal year 2017.

•
Avocados: The decrease in the third quarter of fiscal year 2018 was primarily the result of lower prices partially offset by higher volume of avocados sold compared to the same period in fiscal year 2017. During the third quarter of fiscal year 2018, 5.3 million pounds of avocados were sold at an average per pound price of $1.06 compared to 5.0 million pounds of avocados were sold at an average per pound price of $1.50 during the same period in fiscal year 2017. The lower prices in fiscal year 2018 are the result of higher supply in the marketplace.

•
Navel and Valencia oranges: The increase in the third quarter of fiscal year 2018 was primarily attributable to higher prices partially offset by lower volume of oranges sold compared to the same period in fiscal year 2017. In the third quarter of fiscal year 2018, 125,000 40-pound carton equivalents of oranges were sold at average per carton prices of $15.89 compared to 313,000 40-pound carton equivalents sold at average per carton prices of $3.57 in the third quarter of fiscal year 2017.

•
Specialty citrus and other crops: The decrease in the third quarter of fiscal year 2018 was primarily the result of lower volume partially offset by higher prices for specialty citrus sold compared to the same period in fiscal year 2017. During the third quarter of fiscal year 2018, 5,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $62.40 compared to 123,000 40-pound carton equivalents sold at an average per carton price of $3.63 during the same period in fiscal year 2017.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2018 were $28.5 million compared to $27.2 million in the third quarter of fiscal year 2017, for a 5% increase of $1.3 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2018	2017	Change
Packing costs	$6,033	$5,727	$306	5%
Harvest costs	3,609	3,168	441	14%
Growing costs	4,777	4,733	44	1%
Third-party grower costs	8,041	8,007	34	—%
Depreciation and amortization	1,523	1,387	136	10%
Agribusiness costs and expenses	$23,983	$23,022	$961	4%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $5.5 million and $5.1 million in the third quarter of fiscal years 2018 and 2017, respectively. During the third quarter of fiscal year 2018, we packed and sold 992,000 cartons of lemons at average per carton costs of $5.58 compared to 919,000 cartons of lemons sold at average per carton costs of $5.58 during the same period in fiscal year 2017. Additionally, packing costs included $0.5 million of shipping costs in the third quarter of fiscal years 2018 compared to $0.3 million in the third quarter of fiscal year 2017. Further, in the third quarter of fiscal year 2017, we incurred $0.3 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•	Harvest costs: The increase in the third quarter of fiscal year 2018 is primarily attributable to increased volume of lemons and avocados harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. Growing costs in the third quarter of fiscal year 2018 were similar to the third quarter of fiscal year 2017 and reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2018 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 992,000 and 919,000 cartons of lemons packed and sold during the third quarter of fiscal years 2018 and 2017, respectively, 374,000 (38%) and 342,000 (37%) were procured from third-party growers at average per carton prices of $21.33 and $23.32, respectively.

•
Depreciation expense for the third quarter of fiscal year 2018 was approximately $0.1 million higher than the third quarter of fiscal year 2017 primarily due to an increase in assets placed into service.

Selling, general and administrative costs and expenses were $3.5 million in the three months ended July 31, 2018 compared to $3.2 million in the three months ended July 31, 2017. The $0.3 million increase is primarily attributable to increased lemon selling expenses due to an increase in personnel, increased legal and consulting fees for our strategic initiatives and increased incentive compensation as a result of projected improved operating results as of July 31, 2018 compared to July 31, 2017.

Other Income (Expense)

Other expense, net for the three months ended July 31, 2018 is comprised primarily of $0.3 million of net interest expense and $0.1 million of equity in earnings of investments. Other expense, net for the three months ended July 31, 2017 is comprised primarily of $0.5 million of net interest expense and $0.1 million of equity in earnings of investments. The $0.3 million decrease in expense was primarily due to a decrease in net interest expense in the third quarter of fiscal year 2018 compared to the same period in fiscal year 2017.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.7 million and $0.6 million of interest in the third quarter of fiscal years 2018 and 2017, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax provision of $3.1 million in the third quarter of fiscal year 2018 on pre-tax income of $11.3 million compared to an estimated income tax provision of $5.0 million in the third quarter of fiscal year 2017 on pre-tax income of $12.8 million. Our projected annual effective blended tax rate for fiscal year 2018 is approximately 27.5%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% of the net (income) loss of PDA.

Nine Months Ended July 31, 2018 Compared to the Nine Months Ended July 31, 2017

Revenues

Total revenue for the nine months ended July 31, 2018 was $114.7 million compared to $105.4 million for the nine months ended July 31, 2017. The 9% increase of $9.3 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Nine Months Ended July 31,
	2018	2017	Change
Lemons	$92,114	$82,154	$9,960	12%
Avocados	6,578	9,519	(2,941)	(31)%
Navel and Valencia oranges	8,552	6,539	2,013	31%
Specialty citrus and other crops	3,631	3,024	607	20%
Agribusiness revenues	$110,875	$101,236	$9,639	10%

•
Lemons: The increase in the nine months of fiscal year 2018 was primarily the result of higher prices and volume of fresh lemons sold compared to the same period in fiscal year 2017. During the nine months of fiscal years 2018 and 2017, fresh lemon sales were $76.8 million and $67.8 million, respectively, on 3,061,000 and 2,786,000 cartons of lemons sold at average per carton prices of $25.09 and $24.33, respectively. Additionally, lemon revenues included $8.1 million shipping and handling, $4.1 million lemon by-products and $3.1 million other lemon sales in the first nine months of fiscal year 2018 compared to $7.6 million shipping and handling, $4.6 million lemon by-product and $2.2 million other lemon sales during the same period in fiscal year 2017.

•
Avocados: The decrease in the nine months of fiscal years 2018 was primarily the result of lower prices of avocados sold compared to the same period in fiscal year 2017. In the nine months of fiscal year 2018, 6.3 million pounds of avocados were sold at an average per pound price of $1.04 compared to 6.3 million pounds sold at an average per pound price of $1.51. The lower prices in fiscal year 2018 are the result of higher supply in the marketplace.

•
Navel and Valencia oranges: The increase in the nine months of fiscal year 2018 was primarily attributable to higher prices partially offset by lower volume of oranges sold compared to the same period in fiscal year 2017. In the nine months of fiscal year 2018, 700,000 40-pound carton equivalents of oranges were sold at average per carton prices of $12.22 compared to 889,000 40-pound carton equivalents sold at average per carton prices of $7.36 in the nine months of fiscal year 2017.

•
Specialty citrus and other crops: The increase in the nine months of fiscal year 2018 was primarily the result of higher prices partially offset by lower volume of specialty citrus sold compared to the same period in fiscal year 2017. During the nine months of fiscal year 2018, 281,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $12.92 compared to 359,000 40-pound carton equivalents sold at an average per carton price of $8.42 during the same period in fiscal year 2017.

Costs and Expenses

Our total costs and expenses in the nine months ended July 31, 2018 were $95.6 million compared to $89.2 million in the nine months ended July 31, 2017, for an 7% increase of $6.4 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2018	2017	Change
Packing costs	$18,927	$19,629	$(702)	(4)%
Harvest costs	11,710	11,845	(135)	(1)%
Growing costs	17,472	16,679	793	5%
Third-party grower costs	28,368	23,575	4,793	20%
Depreciation and amortization	4,466	4,093	373	9%
Agribusiness costs and expenses	$80,943	$75,821	$5,122	7%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $17.5 million and $16.3 million in the nine months of fiscal years 2018 and 2017, respectively. During the nine months of fiscal year 2018, we packed and sold 3,061,000 cartons of lemons at average per carton costs of $5.73 compared to 2,786,000 cartons of lemons sold at average per carton costs of $5.87 during the same period in fiscal year 2017. Additionally, packing costs included $1.4 million of shipping costs in the nine months of fiscal years 2018 compared to $1.1 million in the nine months of fiscal year 2017. Further, in the nine months of fiscal year 2017, we incurred $2.2 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•
Harvest costs: The decrease in the first nine months of fiscal year 2018 is primarily attributable to decreased volume of Navel and specialty citrus harvested partially offset by increased volume of lemons harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the nine months of fiscal year 2018 is primarily due to net increased costs of $0.7 million for cultivation, pruning and irrigation compared to the same period in fiscal year 2017. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the nine months of fiscal year 2018 is primarily attributable to higher price and volume of third-party grower fruit sold. Of the 3,061,000 and 2,786,000 cartons of lemons packed and sold during the nine months of fiscal years 2018 and 2017, respectively, 1,350,000 (44%) and 1,177,000 (42%) were procured from third-party growers at average per carton prices of $20.96 and $19.92, respectively.

•	Depreciation expense for the nine months of fiscal year 2018 was approximately $0.4 million higher than the nine months of fiscal year 2017 primarily due to an increase in assets placed into service.

Selling, general and administrative costs and expenses were $11.5 million in the nine months ended July 31, 2018 compared to $10.2 million in nine months ended July 31, 2017. The $1.3 million increase is primarily attributable to increased lemon selling expenses due to an increase in personnel, increased legal and consulting fees for our strategic initiatives and increased incentive compensation as a result of projected improved operating results as of July 31, 2018 compared to July 31, 2017.

Other Income (Expense)

Other expense, net for the nine months ended July 31, 2018 is comprised primarily of $1.1 million of net interest expense partially offset by $0.3 million of dividend income received from Calavo Growers, Inc. (“Calavo”). Other expense, net for the nine months ended July 31, 2017 is comprised primarily of $1.4 million of net interest expense offset by $0.3 million of dividend income received from Calavo. The $0.3 million decrease in expense was primarily due to a decrease in net interest expense in the nine months ended July 31, 2018 compared to the same period in fiscal year 2017.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $1.6 million and $1.4 million of interest in the nine months ended July 31, 2018 and 2017, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization will cease upon the commencement of lot sales.

Income Taxes

We recorded an estimated income tax benefit of $5.1 million in the nine months ended July 31, 2018 on pre-tax income of $18.3 million compared to an estimated income tax provision of $5.9 million in the nine months ended July 31, 2017 on pre-tax income of $15.1 million. The discrete driver of the significant increase in estimated income tax benefit in the nine months ended July 31, 2018 compared to the same period in fiscal year 2017 is the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2018 is approximately 27.5%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% of the net (income) loss of PDA.

Segment Results of Operations

We operate in six reportable operating segments; fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 24 - Segment Information of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

The following table shows the segment results of operations for the three months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$28,457	$2,279	$—	$5,643	$2,298	$38,677	$1,273	$—	$—	$39,950
Intersegment revenue	—	6,340	(6,340)	—	—	—	—	—	—	—
Total net revenues	28,457	8,619	(6,340)	5,643	2,298	38,677	1,273	—	—	39,950
Costs and expenses	18,872	6,033	(6,340)	1,829	2,066	22,460	810	25	3,454	26,749
Depreciation and amortization	—	—	—	—	—	1,523	194	—	59	1,776
Operating income	$9,585	$2,586	$—	$3,814	$232	$14,694	$269	$(25)	$(3,513)	$11,425

The following table shows the segment results of operations for the three months ended July 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$27,837	$2,158	$—	$7,490	$1,565	$39,050	$1,345	$—	$—	$40,395
Intersegment revenue	—	5,731	(5,731)	—	—	—	—	—	—	—
Total net revenues	27,837	7,889	(5,731)	7,490	1,565	39,050	1,345	—	—	40,395
Costs and expenses	17,861	5,451	(5,731)	1,705	2,349	21,635	738	47	3,174	25,594
Depreciation and amortization	—	—	—	—	—	1,387	191	—	55	1,633
Operating income	$9,976	$2,438	$—	$5,785	$(784)	$16,028	$416	$(47)	$(3,229)	$13,168

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the third quarter of fiscal year 2018, our fresh lemons segment revenue was $28.5 million compared to $27.8 million for the third quarter of fiscal year 2017; a 2% increase of $0.6 million, primarily due to higher volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the third quarter of fiscal year 2018, our fresh lemons costs and expenses were $18.9 million compared to $17.9 million for the third quarter of fiscal year 2017. The 6% increase of $1.0 million primarily consisted of the following:

•	Harvest costs for the third quarter of fiscal year 2018 were $0.3 million higher than the third quarter of fiscal year 2017.

•	Growing costs for the third quarter of fiscal year 2018 were $0.1 million higher to the third quarter of fiscal year 2017.

•	Third-party grower costs for the third quarter of fiscal year 2018 were similar to the third quarter of fiscal year 2017.

•	Intersegment costs and expenses for the third quarter of fiscal year 2018 were $0.6 million higher than the third quarter of fiscal year 2017.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2018 and 2017, our lemon packing segment revenues were $8.6 million and $7.9 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2018 and 2017, our lemon packing costs and expenses were $6.0 million and $5.5 million, respectively.

For the third quarter of fiscal years 2018 and 2017, lemon packing segment operating income per carton sold was $2.61 and $2.65, respectively.

In the third quarter of fiscal years 2018 and 2017, the lemon packing segment included $6.3 million and $5.7 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the third quarter of fiscal year 2018, our avocado segment revenue was $5.6 million compared to $7.5 million for the third quarter of fiscal year 2017.

Costs associated with our avocados segment include harvest and growing costs. For the third quarters of fiscal years 2018 and 2017, our avocados segment costs and expenses were $1.8 million and $1.7 million, respectively, and primarily consisted of the following:

•	Avocado harvest costs for the third quarter of fiscal year 2018 were similar to the third quarter of fiscal year 2017.

•	Growing costs for the third quarter of fiscal year 2018 were $0.1 million higher than the third quarter of fiscal year 2017.

Other Agribusiness

For the third quarter of fiscal year 2018 our other agribusiness segment revenue was $2.3 million compared to $1.6 million for the third quarter of fiscal year 2017. The 47% increase of $0.7 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2018 were $0.9 million higher than the third quarter of fiscal year 2017.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2018 were $0.1 million lower than the third quarter of fiscal year 2017.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the third quarter of fiscal year 2018, our other agribusiness costs and expenses were $2.1 million compared to $2.3 million for the third quarter of fiscal year 2017. The 12% decrease of $0.3 million primarily consisted of the following:

•
Orange and specialty citrus packing service charges for the third quarter of fiscal year 2018 were zero compared to $0.3 million in the third quarter of fiscal year 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the third quarter of fiscal year 2018 were $0.1 million higher than the third quarter of fiscal year 2017.

•	Growing costs for the third quarter of fiscal year 2018 were $0.1 million lower than the third quarter of fiscal year 2017.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal year 2018 were $0.1 million higher than the third quarter of fiscal year 2017.

Rental Operations

For the third quarter of fiscal years 2018 and 2017, our rental operations segment had revenues of $1.3 million.

Costs and expenses in our rental operations segment for the third quarter of fiscal year 2018 were $0.1 million higher than the third quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

For the third quarter of fiscal years 2018 and 2017, our real estate development segment revenues were zero.

Costs and expenses in our real estate development segment for the third quarter of fiscal year 2018 were similar to the third quarter of fiscal year 2017.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the third quarter of fiscal year 2018 were $0.3 million higher than the third quarter of fiscal year 2017. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

Nine Months Ended July 31, 2018 Compared to the Nine Months Ended July 31, 2017

The following table shows the segment results of operations for the nine months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$83,994	$8,120	$—	$6,578	$12,183	$110,875	$3,803	$—	$—	$114,678
Intersegment revenue	—	18,416	(18,416)	—	—	—	—	—	—	—
Total net revenues	83,994	26,536	(18,416)	6,578	12,183	110,875	3,803	—	—	114,678
Costs and expenses	64,363	18,927	(18,416)	3,408	8,195	76,477	2,461	94	11,369	90,401
Depreciation and amortization	—	—	—	—	—	4,466	584	—	160	5,210
Operating income	$19,631	$7,609	$—	$3,170	$3,988	$29,932	$758	$(94)	$(11,529)	$19,067

The following table shows the segment results of operations for the nine months ended July 31, 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$74,551	$7,603	$—	$9,519	$9,563	$101,236	$4,144	$—	$—	$105,380
Intersegment revenue	—	16,677	(16,677)	—	—	—	—	—	—	—
Total net revenues	74,551	24,280	(16,677)	9,519	9,563	101,236	4,144	—	—	105,380
Costs and expenses	57,435	17,422	(16,677)	3,215	10,333	71,728	2,367	292	10,028	84,415
Depreciation and amortization	—	—	—	—	—	4,093	567	—	164	4,824
Operating income	$17,116	$6,858	$—	$6,304	$(770)	$25,415	$1,210	$(292)	$(10,192)	$16,141

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the nine months ended July 31, 2018, our fresh lemons segment revenue was $84.0 million compared to $74.6 million for the nine months ended July 31, 2017; representing a 13% increase of $9.4 million, primarily due to higher prices and volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the nine months ended July 31, 2018, our fresh lemons costs and expenses were $64.4 million compared to $57.4 million for the nine months ended July 31, 2017. The 12% increase of $6.9 million primarily consisted of the following:

•	Harvest costs for the nine months ended July 31, 2018 were $0.1 million higher than the nine months ended July 31, 2017.

•	Growing costs for the nine months ended July 31, 2018 were $0.3 million higher than the nine months ended July 31, 2017.

•	Third-party grower costs for the nine months ended July 31, 2018 were $4.8 million higher than the nine months ended July 31, 2017.

•	Intersegment costs and expenses for the nine months ended July 31, 2018 were $1.7 million higher than the nine months ended July 31, 2017

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the nine months ended July 31, 2018 and 2017, our lemon packing segment revenues were $26.5 million and $24.3 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the nine months ended July 31, 2018 and 2017, our lemon packing costs and expenses were $18.9 million and $17.4 million, respectively.

For the nine months ended July 31, 2018 and 2017, lemon packing segment operating income per carton sold was $2.49 and $2.46, respectively.

In the nine months ended July 31, 2018 and 2017, the lemon packing segment included $18.4 million and $16.7 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the nine months ended July 31, 2018, our avocado segment revenue was $6.6 million compared to $9.5 million for the nine months ended July 31, 2017.

Costs associated with our avocados segment include harvest and growing costs. For the nine months ended July 31, 2018 and 2017, our avocados segment costs and expenses were $3.4 million and $3.2 million, respectively, primarily consisted of the following:

•	Avocado harvest costs for the nine months ended July 31, 2018 were similar to the nine months ended July 31, 2017.

•	Growing costs for the nine months ended July 31, 2018 were $0.2 million higher than the nine months ended July 31, 2017.

Other Agribusiness

For the nine months ended July 31, 2018 our other agribusiness segment revenue was $12.2 million compared to $9.6 million for the nine months ended July 31, 2017. The 27% increase of $2.6 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the nine months ended July 31, 2018 were $2.0 million higher than the nine months ended July 31, 2017.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2018 were $0.6 million higher than nine months ended July 31, 2017.

Costs associated with our other agribusiness segment include orange and specialty citrus packing service charges, harvest costs and growing costs. For the nine months ended July 31, 2018, our other agribusiness costs and expenses were $8.2 million compared to $10.3 million for the nine months ended July 31, 2017. The 21% decrease of $2.1 million primarily consisted of the following:

•
Orange and specialty citrus packing service charges for the nine months ended July 31, 2018 were zero compared to $2.2 million in the nine months ended July 31, 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for the nine months ended July 31, 2018 were $0.2 million lower than the nine months ended July 31, 2017.

•	Growing costs for the nine months ended July 31, 2018 were $0.3 million higher than the nine months ended July 31, 2017.

Total agribusiness depreciation and amortization expenses for the nine months ended July 31, 2018 were $0.4 million higher than the nine months ended July 31, 2017.

Rental Operations

For the nine months ended July 31, 2018 and 2017, our rental operations segment had revenues of $3.8 million and $4.1 million, respectively.

Costs and expenses in our rental operations segment for the nine months ended July 31, 2018 were $0.1 million higher than the nine months ended July 31, 2017. Depreciation expense was similar quarter to quarter at approximately $0.6 million.

Real Estate Development

For the nine months ended July 31, 2018 and 2017, our real estate development segment revenues were zero.

Costs and expenses in our real estate development segment for the nine months ended July 31, 2018 were $0.2 million lower than the nine months ended July 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the nine months ended July 31, 2018 were $1.3 million higher than the nine months ended July 31, 2017. Depreciation expense was similar quarter to quarter at approximately $0.2 million.

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

Results of Operations for the Trailing Twelve Months Ended July 31, 2018 and 2017

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended July 31,
	2018	2017
Revenues:
Agribusiness	$125,508	$119,423
Rental operations	5,099	5,474
Real estate development	—	17
Total revenues	130,607	124,914
Costs and expenses:
Agribusiness	96,284	91,564
Rental operations	4,043	3,840
Real estate development	207	473
Selling, general and administrative	15,284	13,783
Total costs and expenses	115,818	109,660
Operating income	14,789	15,254
Other (expense) income:
Interest expense, net	(1,460)	(1,745)
Equity in earnings of investments	80	437
Gain on sale of conservation easement	—	995
Other (expense) income, net	411	399
Total other (expense) income	(969)	86
Income before income tax benefit (provision)	13,820	15,340
Income tax benefit (provision)	6,951	(6,114)
Net income	20,771	9,226
Loss attributable to noncontrolling interest	4	38
Net income attributable to Limoneira Company	$20,775	$9,264

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $5.7 million in the twelve months ended July 31, 2018 compared to the twelve months ended July 31, 2017 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $6.2 million in the twelve months ended July 31, 2018 compared to the twelve months ended July 31, 2017 primarily due to increases in our agribusiness and selling, general and administrative costs and expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased personnel and higher salaries, benefits and incentive compensation.

•
Total other income decreased $1.1 million in the twelve months ended July 31, 2018 compared to the twelve months ended July 31, 2017 primarily due to $0.3 million decrease in net interest expense, $0.4 million decrease in equity in earnings of investments and $1.0 million decrease in gain on the sale of a conservation easement.

•
Income tax benefit increased $13.1 million in the twelve months ended July 31, 2018 compared to the twelve months ended July 31, 2017 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the Tax Cuts and Jobs Act of 2017.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2018, net cash provided by operating activities was $23.2 million compared to net cash provided by operating activities of $20.1 million for the nine months ended July 31, 2017. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net income for the nine months ended July 31, 2018 was $23.4 million compared to net income of $9.2 million for the nine months ended July 31, 2017. The increase in net income of $14.2 million in the nine months ended July 31, 2018 compared to the same period in fiscal year 2017 was primarily attributable to an increase in operating income of $2.9 million and an increase in income tax benefit of $11.0 million.

•
Depreciation and amortization expenses increased $0.4 million in the nine months ended July 31, 2018 compared to the same period in fiscal year 2017 primarily due to the acquisition of PDA in February 2017 and an increase in assets placed into service.

•
Loss on disposals of assets was $0.2 million in both nine months ended July 31, 2018 and 2017, respectively, primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our ongoing orchard redevelopment plans.

•
Stock compensation expense was $1.2 million and $1.1 million in the nine months ended July 31, 2018 and 2017, respectively, and was comprised primarily of vesting and expense recognition of the 2015, 2016, 2017 and 2018 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•
Accounts receivable, net balance at July 31, 2018 was $15.0 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $4.0 million in the nine months ended July 31, 2018. Accounts receivable, net balance at July 31, 2017 was $10.7 million compared to $9.3 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of $1.3 million. The $4.0 million decrease in operating cash flows in the nine months ended July 31, 2018 compared to the $1.3 million decrease in operating cash flows during same period in fiscal year 2017 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs used $0.2 million of operating cash flows in the nine months ended July 31, 2018 compared to providing $0.9 million of operating cash flows during the same period in fiscal year 2017. This decrease in operating cash flows cash was primarily due to increased cultural costs at our Ducor, Windfall Farms, PDA and Cadiz ranches in the nine months ended July 31, 2018 compared to the same period in fiscal year 2017.

•
Income taxes receivable balance was $0.3 million at July 31, 2018 compared to $0.6 million at October 31, 2017, resulting in a corresponding increase in cash of $0.3 million. Income taxes receivable balance at July 31, 2017 was zero compared to $2.8 million at October 31, 2016, resulting in a corresponding increase in operating cash flows of $2.8 million for the nine months ended July 31, 2017.

•
Accounts payable and growers payable provided $3.9 million and $0.5 million of operating cash flows in the nine months ended July 31, 2018 and 2017, respectively. The $3.9 million of cash provided in the nine months ended July 31, 2018 was primarily the result of $0.5 million increase in accounts payable, $3.8 million increase in growers payable offset by $0.3 million of capital expenditures accrued but not paid at period end. The $0.5 million of cash provided in the nine months ended July 31, 2017 was primarily the result of $1.1 million decrease in accounts payable, $2.0 million increase in growers payable and $0.3 million of capital expenditures accrued but not paid at period end.

•
Accrued liabilities used $0.3 million of operating cash flows in the nine months ended July 31, 2018 compared to providing $2.0 million of operating cash flows during the same period in fiscal year 2017. The operating cash used in the nine months ended July 31, 2018 was primarily due to payments for incentive compensation and property taxes offset by accrued lemon supplier expenses. The $2.0 million of operating cash flows provided in the nine months ended July 31, 2017 were primarily comprised of accrued income taxes partially offset by payments for incentive compensation, property taxes and lemon suppliers.

•
Other long-term liabilities operating cash flows in the nine months ended July 31, 2018 represented $0.5 million of non-cash pension expense offset by $0.5 million of pension contributions for the period. Other long-term liabilities operating cash flows in the nine months ended July 31, 2017 represented $0.7 million of non-cash pension expense offset by $0.6 million of pension contributions.

Cash Flows from Investing Activities

For the nine months ended July 31, 2018, net cash used in investing activities was $50.9 million compared to net cash used in investing activities of $23.1 million during the same period in fiscal year 2017. Net cash used in investing activities was primarily comprised of capital expenditures, asset sales and investments.

Capital expenditures were $9.0 million in the nine months ended July 31, 2018, comprised of $7.9 million for property, plant and equipment primarily related to orchard and vineyard development and $1.1 million for real estate development projects. Additionally, in the nine months ended July 31, 2018, we purchased San Pablo for $13.1 million, Oxnard Lemon for $25.0 million and a real estate development parcel for $1.4 million. Further, we contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial.

Capital expenditures were $9.6 million in the nine months ended July 31, 2017, comprised of $8.8 million for property, plant and equipment primarily related to orchard and vineyard development and $0.8 million for real estate development projects. Additionally, in the nine months ended July 31, 2017, we purchased PDA for $5.7 million and contributed $7.5 million to our Joint Venture for the development of our East Area I real estate development project.

Cash Flows from Financing Activities

For the nine months ended July 31, 2018, net cash provided by financing activities was $27.6 million compared to net cash provided by financing activities of $4.8 million during the same period in fiscal year 2017.

The $27.6 million of cash provided by financing activities during the nine months ended July 31, 2018 was primarily comprised of net repayments of long-term debt in the amount $32.8 million and net proceeds from our public offering on common stock in the amount of $64.1 million partially offset by common and preferred dividends, in aggregate, of $3.3 million. The $4.8 million of net cash provided by financing activities in the nine months ended July 31, 2017 was primarily comprised of net borrowings of long-term debt in the amount of $8.0 million partially offset by common and preferred dividends, in aggregate, of $2.8 million.

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

Farm Credit West Credit Facility

As of July 31, 2018, our outstanding borrowings under the Farm Credit West Credit Facility were $43.8 million and we had $71.2 million of availability. The Farm Credit West Credit Facility currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 3.95% at July 31, 2018. Any amounts prepaid under the Non-Revolving Credit Supplement are subject to a fee to 0.50% of such amounts prepaid. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at July 31, 2018.

We have the option of fixing the interest rate under the Farm Credit West Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, we fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017 we entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provided for the prior interest rate swap agreement with Rabobank to be in place with CoBank. Additional information regarding the interest rate swap can be found in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This swap expired June 30, 2018.

Farm Credit West Term Loans

As of July 31, 2018, we had an aggregate of approximately $20.0 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of July 31, 2018, we had $2.7 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.45% at July 31, 2018. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of July 31, 2018, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.45% at July 31, 2018. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of July 31, 2018, we had $9.3 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of July 31, 2018, we had $6.9 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of July 31, 2018, we had $6.7 million outstanding under the Wells Fargo term loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2017.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments beginning January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million promissory note secured by first deed of trust, payable to the sellers. The note is due in five years, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.0% at July 31, 2018.

Public Offering of Common Stock

In June 2018, we completed the sale of an aggregate of 3,136,362 shares of our common stock, at a price of $22.00 per share, to a limited number of institutional and other investors in a registered offering under the shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis as of June 25, 2018. Upon completion of the offering and issuance of common stock, we had 17,669,314 shares of common stock outstanding. The net proceeds from the sale of shares, after deducting underwriting discounts and our estimated expenses related to the offering, were approximately $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase San Pablo ranch and purchase Oxnard Lemon's packinghouse, related land and certain other assets.

Interest Rate Swap

From time to time we enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. Additional information regarding interest rate swaps that we have entered into historically can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at July 31, 2018.

Contractual Obligations

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $18.6 million outstanding loan balance at July 31, 2018 related to this loan.

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

Limoneira and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to Limoneira (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by Limoneira. In August 2018, the Retained Property was transferred back to Limoneira.

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

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $18.6 million outstanding loan balance at July 31, 2018 related to this loan.

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

Foreign Currency Translation - PDA and San Pablo’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet dates and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Acquisition of San Pablo and Oxnard Lemon. We will exclude San Pablo’s and Oxnard Lemon's operations from our management’s report on internal control over financial reporting as we continue to evaluate its internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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
4.4
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (File No. 001-34755))

10.1
Asset Purchase Agreement, dated July 24, 2018, by and between Limoneira Company and Oxnard Lemon Associates, Ltd. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2018 (File No. 001-34755))

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

LIMONEIRA COMPANY

September 10, 2018	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 10, 2018	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)