Form 10-K
period 2018-10-31
Limoneira CO
filed 2019-01-14
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐  No     ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐ No    ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑  No     ☐
Indicate by check mark whether the registrant has submitted electronically and, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☑  No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $282.0 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2018 was 17,764,801.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which we intend to hold on March 26, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2018.

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

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. Our business and operations are described below. For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report. In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com. All of our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to, the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 5,000 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Fruticola San Pablo S.A. ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate development. We currently have three real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,500 units in various stages of planning and development.

Fiscal Year 2018 Highlights and Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or "Joint Venture"). The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Grading began in November 2017 and Phase 1 site improvements have begun. The Joint Venture has received lot deposits from national homebuilders and initial closings of lot sales are anticipated to begin in the first quarter of calendar year 2019.

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

In October 2017, we entered an agreement to sell our Centennial Square ("Centennial") property for approximately $3.3 million. This transaction closed December 2017 and we received net proceeds of $0.2 million and issued a $3.0 million promissory note secured by the property for the balance of the purchase price. The promissory note was originally scheduled to mature in June 2018 but provides for potential extensions to December 2019. After transaction costs, the sale resulted in a gain of $0.2 million, most of which has been deferred until repayment of the promissory note. In fiscal year 2018, per the terms of the promissory note, the holder of the note made two nonrefundable $0.1 million payments to us, extending the due date to December 30, 2018. In November 2018, the holder of the note made a nonrefundable $0.1 million payment to us, extending the due date to December 15, 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of November 2, 2017 and December 31, 2017. We have calculated our best estimate of the impact of the Act on our year-end income tax provision in accordance with our understanding of the Act and guidance and as a result of the rate reduction, we have decreased our deferred tax liability balance as of October 31, 2018 by approximately $10.3 million.

In June 2018, we completed the sale of 3,136,000 shares of common stock, at a price of $22.00 per share to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 17,669,000 shares of common stock outstanding. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds were $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase the San Pablo ranch, and purchase the Oxnard Lemon Associates, Ltd's ("Oxnard Lemon") packinghouse, related land and certain other assets.

In July 2018, we completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13.1 million. The San Pablo ranch consists of 3,317 total acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production.

In July 2018, we entered into an agreement to purchase Oxnard Lemon for $25.0 million. Pursuant to the agreement, we acquired certain “hard assets” of Oxnard Lemon, including a packinghouse and related land for a purchase price of $24.7 million on July 26, 2018. Pursuant to the agreement, the closing on the purchase and sale of the “soft assets” of Oxnard Lemon, including trade names, trademarks and copyrights, took place on October 31, 2018, at which point an additional $0.3 million in purchase price was paid. Additionally, the agreement provided that the sellers lease back the “hard assets” from July 26, 2018 until October 31, 2018, pursuant to a lease agreement executed July 26, 2018.

Late in the third quarter of fiscal year 2018, Ventura County experienced record high temperatures. We expect that the effect of these high temperatures will result in lower avocado crop volume in fiscal year 2019 compared to fiscal year 2018.

In October 2018, we sold 50,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at an average price of $94.47 per share. Net proceeds from the sale were $4.7 million and we recognized a gain of $4.2 million. We continue to own 250,000 shares of Calavo common stock.

In October 2018, we began negotiations to sell both our The Terraces at Pacific Crest ("Pacific Crest") property and the remaining residential portion of our Sevilla property for $5.2 million. As a result, based on the estimated selling prices, we recorded an impairment charge of $1.6 million. As of the date of the filing, these transactions are still in negotiations.

On December 18, 2018, we declared a cash dividend of $0.075 per common share payable on January 15, 2019, in the aggregate amount of $1.3 million to stockholders of record as of December 31, 2018. This represents a 20% increase in our dividend compared to 2018.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable segments: fresh lemons, lemon packing, avocados and other agribusiness, and includes our farming, harvesting, lemon packing and sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our real estate projects and development. Financial information and discussion of our six reportable segments, which includes fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development, are contained in the notes to the accompanying consolidated financial statements of this Annual Report.

Agribusiness Division

The agribusiness division is comprised of four of our reportable segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented approximately 96%, 96% and 95% of our fiscal year 2018, 2017 and 2016 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented approximately 80%, 78% and 76% of our fiscal year 2018, 2017 and 2016 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 5,000 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. With the acquisition of PDA and San Pablo, we have approximately 500 acres of lemon and oranges plantings in Chile. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others.

Lemons.  Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable segments within our financial statements. We market and sell lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 5,000 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County. Ventura County is California’s top lemon producing county. Approximately 35% of our lemons are grown in Ventura County, 25% are grown in Tulare County, 25% are grown in Yuma County, Arizona and 10% are grown in San Bernardino County, California. We also grow approximately 5% of our lemons near La Serena, Chile.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  California-grown lemons are available throughout the year, with peak production periods occurring from January through August. Approximately 85% of our lemon plantings are of the Lisbon and Eureka varieties and approximately 15% are of other varieties such as sweet Meyer lemons, proprietary seedless lemons and pink variegated lemons. The storage life of fresh lemons generally ranges from 1 to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

With an average annual production of approximately 800,000 tons of lemons, California accounts for approximately 90% of the United States lemon crop, with Arizona producing the majority of the rest. Approximately 70% of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences. Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or carbonated beverages or other drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year-round.

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

Over the last 75 years, the avocado has transitioned from a single specialty fruit to an array of 10 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis. California-grown avocados are available year-round, with peak production periods occurring between February and September. Other avocado varieties have a more limited picking season and typically command a lower price. Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses. Approximately 95% of our avocado plantings are of the Hass variety. The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

We provide all of our avocado production to Calavo, a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Our marketing relationship with Calavo dates back to 2003. Calavo receives fruit from our orchards at its packinghouse located in Santa Paula, California. Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo and sold and distributed under its own brands to its customers primarily in the United States and Canada.

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

Oranges.  Our orange farming is included in our “other agribusiness” reportable segment within our financial statements. While we are primarily known for our high-quality lemons, we also grow oranges. We have approximately 1,600 acres of oranges planted primarily in Tulare County, California. In California, the growing area for oranges stretches from Imperial County to Yolo County. For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim. Throughout the late twentieth century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety. California-grown Navel oranges are available from October to June, with peak production periods occurring between January and April. California-grown Valencia oranges are available from March to October, with peak production periods occurring between June and September. Approximately 95% of our orange plantings are of the Navel variety and approximately 5% are of the Valencia variety.

Navel oranges comprise most of California’s orange crop, accounting for approximately 80% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop. While California produces approximately 40% of the nation’s oranges, its crop accounts for approximately 90% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e., juices, oils and essences) varies by season, depending on the quality of the crop. We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers.

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

Plantings

We have agricultural plantings on properties located in Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California and in Yuma, Arizona and La Serena, Chile. The following is a description of our agriculture properties:

Ranch Name	County / State	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other
Limoneira/Olivelands	Ventura, CA	1,700	700	500	—	—	500
Orchard Farm	Ventura, CA	1,100	500	—	—	—	600
Teague McKevett	Ventura, CA	500	—	100	—	—	400
La Campana	Ventura, CA	300	100	200	—	—	—
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Porterville Ranches	Tulare, CA	1,200	400	—	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	—	400	300	—
Windfall Farms	San Luis Obispo, CA	700	—	—	—	300	400
Sheldon Ranches	Tulare, CA	1,000	200	—	600	100	100
Lemons 400	Tulare, CA	800	400	—	—	—	400
Cadiz	San Bernardino, CA	800	600	—	—	—	200
Associated Citrus Packers	Yuma, AZ	1,300	1,200	—	—	—	100
PDA & San Pablo	La Serena, Chile	3,500	300	—	200	—	3,000
Other agribusiness land	Various Counties, CA	200	100	—	—	100	—
Total		14,500	5,000	900	1,600	1,000	6,000
Percentage of Total		100%	34%	6%	11%	7%	42%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the “Real Estate Development Division” heading.

Windfall Farms - Creston, California. Windfall Farms is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, we planted approximately 200 acres of vineyards and an additional 100 acres in 2017. Vineyards are generally productive after four years. During the fourth quarter of 2018, the vineyards produced their third harvest from the 2014 planting and their second harvest from the 2015 planting, generating approximately 600 tons of grapes and $0.9 million of revenue in 2018. We expect to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,500 depending on the grape variety and other factors.

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

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs, and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four years after planting. Currently, we have 1,200 acres of lemons, 200 acres of oranges and 200 acres of specialty citrus and other crops that are under development. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	200	700	800	1,700
Avocados	—	500	400	900
Total Ventura, CA	200	1,200	1,200	2,600
Tulare, CA
Lemons	300	400	500	1,200
Oranges	200	500	700	1,400
Specialty citrus and other	—	600	100	700
Total Tulare, CA	500	1,500	1,300	3,300

San Bernardino, CA - Lemons	300	300	—	600

San Luis Obispo, CA - Wine Grapes	200	100	—	300

Yuma, AZ - Lemons	400	800	—	1,200

La Serena, Chile
Lemons	—	300	—	300
Oranges	—	200	—	200
Total La Serena, Chile	—	500	—	500
Total	1,600	4,400	2,500	8,500
Percentage of Total	19%	52%	29%	100%

Summary by Crop
Lemons	1,200	2,500	1,300	5,000
Avocados	—	500	400	900
Oranges	200	700	700	1,600
Specialty citrus and other	200	700	100	1,000
Total	1,600	4,400	2,500	8,500

Lemon Packing and Sales

We are the oldest continuous lemon packing operation in North America. We pack and sell lemons grown by us as well as lemons grown by others, the operations of which are included in our financial statements under the lemon packing segment. Lemons delivered to our packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona are sized, graded, cooled, ripened and packed for delivery to customers. Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

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

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. The rental operations division represented approximately 4%, 4% and 5% of our fiscal year 2018, 2017 and 2016 consolidated revenues, respectively.

Residential

We own and maintain approximately 260 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. The December 2017 Southern California wildfires destroyed 14 mobile homes, which cost approximately $60,000 per unit to replace. In fiscal year 2015, we added 65 new agriculture workforce housing units in Santa Paula, California. These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and a multi-use facility consisting of a retail convenience store, gas station, car wash, and quick-serve restaurant. As with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2018, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops such as strawberries, raspberries, celery and cabbage. Our leased land business provides us with a profitable method to diversify the use of our land.

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

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no significant revenues in fiscal years 2018, 2017 or 2016.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 1,500 units in various stages of planning and development. The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

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

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project and we funded $3.5 million in fiscal year 2018, $7.5 million in fiscal year 2017 and an additional $4.0 million in the first quarter of fiscal year 2019. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allowed us to continue farming the property during the phased build-out of the project. We terminated this lease in December 2018. The first phase of the project broke ground to commence mass grading on November 8, 2017 and Phase 1 site improvements have begun. Project plans include approximately 632 residential units in Phase 1. The Joint Venture has received lot deposits from national homebuilders and initial closings of lot sales are anticipated to begin in the first quarter of calendar year 2019.

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

The successful development of East Area II will be partly dependent on the success of East Area I described above. We expect that East Area II could accommodate large retailers, a medium or large employer, a complex of mixed business and retail, or some combination of the foregoing. We are actively cultivating prospects to become future tenants in East Area II and expect that development will closely follow the build-out of East Area I.

Santa Maria - Santa Barbara County, California.  As of October 31, 2018, we were invested in two entitled development parcels in Santa Barbara County, California, a county that, in our experience, entitles very few parcels. Located in Santa Maria, each of these parcels offers a residential and/or commercial development opportunity. A brief description of each parcel follows:

•	Pacific Crest is an approximately 8-acre parcel approved for 112 attached-housing units. In October 2018, we began negotiations to sell our Pacific Crest property.

•
Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use. We sold the commercial portion of our Sevilla property in November 2017. In October 2018, we began negotiations to sell the residential portion of Sevilla.

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

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 95% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low-cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	In our fresh lemons and lemon packing segments, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.

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

•
We have made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co. and Pioneer Water Company, Inc. In 2007, we acquired additional water rights in the adjudicated Santa Paula Basin (aquifer) and in September 2013 we acquired water rights in the YMIDD with our acquisition of Associated Citrus Packers, Inc. (“Associated”). In February 2017, we acquired water rights with our purchase of 90% of PDA and in July 2018, we acquired additional water rights in Chile with our acquisition of San Pablo.

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

•	We have entitlements to build approximately 1,500 residential units in our East Area I (Harvest at Limoneira) development.

•	We have partnered with an experienced and financially strong land developer for our East Area I residential master plan development.

•	Several of our agricultural and real estate investment properties are unique and carry longer-term development potential.

•	Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property.

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

Agribusiness Division

With respect to our agribusiness division, key elements of our strategy are:

•
Acquire Additional Lemon Producing Properties.  To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in South America and in the San Joaquin Valley near our existing operations in Tulare County, California.

•
Expand our Sources of Lemon Supply.  Peak lemon production occurs at different times of the year depending on geographic region.  In addition to our lemon production in California and Arizona and lemons we acquire from third-party growers, we have expanded our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•
Increase the Volume of our Lemon Packing Operations.  We regularly monitor our costs for redundancies and opportunities for cost reductions.  In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plants. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both us and the grower. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

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

Customers

With respect to our fresh lemons and lemon packing segments, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets since 2010. Previously, Sunkist marketed and sold the majority of our lemons. We sold lemons to approximately 200 U.S. and international customers during fiscal year 2018. In terms of our avocado segment, we sell all of our avocados to Calavo. In our other agribusiness segment, our oranges, specialty citrus and other crops are sold through Sunkist and other packinghouses and our wine grapes are sold to wine producers.

Raw Materials

In our fresh lemons and lemon packing segments, paper is considered to be a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material.

Information about Geographic Areas

During fiscal year 2018, lemon sales were comprised of 81% domestic sales, 16% sales to domestic exporters and 3% international sales. Additionally, in fiscal year 2018, we had approximately $2.8 million of lemon and orange sales in Chile by PDA and San

Pablo. During fiscal year 2017, lemon sales were comprised of 73% domestic sales, 23% sales to domestic exporters and 4% international sales. Additionally, in fiscal year 2017, we had approximately $1.1 million of lemon and orange sales in Chile by PDA. During fiscal year 2016, lemon sales were comprised of 77% domestic sales, 20% sales to domestic exporters and 3% international sales. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of our long-lived assets are located within the United States: however, we have 47% interest in Rosales, a citrus packing, marketing and sales business, a 90% interest in PDA, a lemon and orange orchard and 100% interest in San Pablo, a lemon and orange orchard, all of which are located near La Serena, Chile.

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

Competition

The agribusiness division crop markets, including those in which all of our agribusiness segments operate, are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. We also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. In our avocado segment specifically, avocado products compete in the supermarket with hummus products and other dips and salsas. U.S. producers of fruit and tree nuts generate approximately $25 billion in revenue from fruit and tree nuts annually, about 20% of which is exported. For our specific crops, the size of the U.S. market is approximately $375 million for lemons, approximately $350 million for avocados, and approximately $1.5 to $2.0 billion for oranges, both fresh and juice. Competition in the various markets in which our agribusiness division operates is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. In our fresh lemons and lemon packing segment, the brands of Limoneira lemons which are of importance include: Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®; these examples of trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with the acquisitions of Associated, including Kiva® and Kachina®, and Oxnard Lemon.

Employees

At October 31, 2018, we had 286 employees, 84 of which were salaried and 202 of which were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

For the foregoing reasons, adverse weather conditions, natural disasters, including earthquakes and wildfires, or other natural conditions, including the effects of climate change, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards. To date, HLB has also been detected in Los Angeles, Orange, Riverside and San Bernardino Counties in California. There can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $1.1 million of costs in fiscal year 2018 related to pest control efforts targeted against ACP.

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

We sell 100% of the avocados we grow to Calavo and depend on their willingness and ability to market and sell our avocados to consumers. Calavo sources its avocados from many growers and we cannot control who they will purchase from and how large their orders may be. Should there be any change in our current relationship structure, whereby they buy our entire avocado crop, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. Any loss of Calavo as a customer on a whole may cause a material loss in our profits, as it may take time to fill any such void.

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

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations which increased minimum wage rates from $11.00 per hour to $12.00 per hour, effective January 1, 2019, and will gradually increase to $15.00 per hour by 2022. The State of Arizona also increased minimum wage rates from $10.50 per hour to $11.00 per hour, effective January 1, 2019, and will gradually increase to $12.00 per hour by 2020. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

California has historically experienced periods of below average precipitation. Though recent precipitation has brought relief to California’s drought conditions, the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2018 and 2017 compared to 75% in 2016 and zero in 2015 and 2014.

For fiscal year 2018, irrigation costs for our agricultural operations were $0.5 million higher than fiscal year 2017. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements in fiscal year 2019 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility and our Wells Fargo Term Loan contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2018, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility and Wells Fargo Term Loan.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In March, June, September and December 2018, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, respectively. Market interest rates may continue to increase and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $107.2 million investment we have in the projects could be impaired in the future.

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

We utilize third party contractor and consultant arrangements to assist us in operating our real estate development segment. These contractual arrangements may not be as effective in providing direct control over this business segment. For example, our third-

party advisors could fail to take actions required for our real estate development businesses despite its contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third-party advisors would always act in our best interests.

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

As of October 31, 2018, directors and members of our executive management team beneficially owned or controlled approximately 3.9% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California. We own approximately 8,700 acres of farm land in California, with approximately 4,100 acres located in Ventura County, approximately 3,900 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County. Additionally, we own approximately 1,300 acres located in Yuma, Arizona and 3,500 acres in La Serena, Chile. We lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 800 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County. The land used for agricultural plantings consists of approximately 5,000 acres of lemons, approximately 900 acres of avocados, approximately 1,600 acres of oranges and approximately 1,000 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2018 (in thousands, except per acre amounts):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Teague McKevett Ranch	500	8,253	1994	$16,506
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Porterville Ranch	700	6,427	1997	$9,181
Ducor Ranch	900	6,064	1997	$6,738
Jencks Ranch	100	846	2007	$8,460
Windfall Farms	700	16,162	2009	$23,089
Stage Coach Ranch	100	603	2012	$6,030
Martinez Ranch	200	1,363	2012	$6,815
Associated Citrus Packers	1,300	15,035	2013	$11,565
Lemons 400	800	5,180	2013	$6,475
Sheldon Ranches	900	14,110	2016	$15,678
Pan de Azucar	200	2,421	2017	$12,105
San Pablo	3,300	8,208	2018	$2,487
Other agribusiness land	400	1,296	various	$3,240
	13,400	$93,632

The book value of our agribusiness land holdings of $93.6 million differs from the land balance of $93.2 million included in property plant and equipment in the notes to the consolidated financial statements in Item 8 of this Form 10-K. The table above presents our current land holdings in agribusiness operations and, therefore, excludes Oxnard Lemon land, rental and real estate development land and includes the Teague McKevett Ranch, which is classified as real estate development in the consolidated financial statements because of its planned development as East Areas I and II.

We own our packing facilities located in Santa Paula and Oxnard, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We commissioned a new $29.0 million lemon packing facility in the second quarter of 2016 to increase capacity and efficiency of our lemon packing operations. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility. The operating lease agreement terminated and the solar generator was purchased in

2018. In 2009, we completed the installation of a one-megawatt solar array also was leased through an operating lease agreement, which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley. The operating lease agreement terminated and the solar array was purchased in December 2018.

We own approximately 260 residential units in Ventura and Tulare Counties that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We have built 65 out of a total approved 71 additional residential rental units in Ventura County, California which we began renting in May 2015.

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,500 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development segments of our business and currently do not anticipate that the California drought will have a material impact on our operating results. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells which derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells which derive water from the Paso Robles Basin. Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. In February 2017, we acquired water rights with our purchase of 90% of PDA. In July 2018, we acquired additional water rights in Chile with our acquisition of San Pablo.

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

Our California water resources include approximately 17,000 acre feet of water affiliated with our owned properties, of which approximately 8,600 acre feet are adjudicated. In connection with our September 6, 2013 acquisition of Associated and its property ownership in Yuma, Arizona and its related membership in the YMIDD, we have been allocated approximately 11,700 acre feet of water sourced from the Colorado River.  In December 2013, and revised in December 2014 and 2015, Associated entered into an agreement with the YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. Additionally, we own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

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

We own oil, gas and mineral rights related to our Ventura County, California properties and in fiscal year 2013 we signed a five-year lease with an oil and gas producer to allow seismic testing on approximately 1,500 acres. In August 2015, the lessee reduced its leased acreage to approximately 30 acres. In 2018, the lease was extended for an additional five years. We will receive a 20% royalty if any oil and gas is extracted.

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

	High	Low
2018
Fourth Quarter Ended October 31, 2018	$33.26	$24.34
Third Quarter Ended July 31, 2018	$27.26	$23.23
Second Quarter Ended April 30, 2018	$24.19	$19.64
First Quarter Ended January 31, 2018	$25.36	$20.77
2017
Fourth Quarter Ended October 31, 2017	$23.97	$20.75
Third Quarter Ended July 31, 2017	$23.63	$18.35
Second Quarter Ended April 30, 2017	$20.99	$16.91
First Quarter Ended January 31, 2017	$21.58	$16.65

Holders

On December 31, 2018, there were approximately 224 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2018
Fourth Quarter Ended October 31, 2018	$0.0625
Third Quarter Ended July 31, 2018	$0.0625
Second Quarter Ended April 30, 2018	$0.0625
First Quarter Ended January 31, 2018	$0.0625
2017
Fourth Quarter Ended October 31, 2017	$0.0550
Third Quarter Ended July 31, 2017	$0.0550
Second Quarter Ended April 30, 2017	$0.0550
First Quarter Ended January 31, 2017	$0.0550

In December 2018, we increased our quarterly dividend to $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

During the fourth quarter of fiscal year 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2018 through August 31, 2018	—	$—	—	—
September 1, 2018 through September 30, 2018	—	$—	—	—
October 1, 2018 through October 31, 2018	22,179	$11.45	—	—
Total	22,179		—	—
(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.
(2) We currently have no Company repurchase programs in place.
(3) Includes 15,330 shares repurchased from a retired member of management per the terms of a discontinued stock plan.

Item 6. Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report (in thousands, except per share amounts).

	Fiscal Years Ended October 31,
	2018	2017	2016	2015	2014
Total net revenues	$129,392	$121,309	$111,789	$100,311	$103,462
Operating income	$9,486	$11,863	$9,188	$4,583	$9,893
Net income attributable to Limoneira Company	$20,188	$6,595	$8,058	$7,082	$6,991
Basic net income per common share	$1.26	$0.42	$0.52	$0.46	$0.46
Diluted net income per common share	$1.25	$0.42	$0.52	$0.46	$0.46
Total assets	$421,339	$339,031	$305,448	$269,730	$246,683
Current and long-term debt	$80,093	$105,113	$90,672	$89,668	$68,150
Convertible preferred stock	$10,810	$10,810	$12,231	$12,281	$12,331
Cash dividends declared per share of common stock	$0.25	$0.22	$0.20	$0.18	$0.17

In June 2018, we completed the sale of 3,136,000 shares of common stock, at a price of $22.00 per share, to institutional and other investors in a registered offering under our shelf registration statement. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds were $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase San Pablo ranch for $13.1 million and purchase Oxnard Lemon packinghouse, related land and certain other assets for $25.0 million. We capitalized approximately $32.7 million of costs related to our East Areas I & II real estate development projects and we contributed $3.5 million to the Joint Venture for our East Area I real estate development project.

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

As further described in notes to consolidated financial statements, during March and April 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, we issued an aggregate of 9,300 shares of Series B-2, 4% voting preferred stock with a par value of $100 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), which is affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9.3 million.

Certain reclassifications have been made to the Selected Financial Data above to conform to the October 31, 2018 presentation. We reclassified debt issuance costs of $204,000 as of October 31, 2014, from other assets to long-term debt.

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

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 5,000 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales, a citrus packing, marketing and sales business, a 90% interest in PDA, a lemon and orange orchard and 100% interest in San Pablo, a lemon and orange orchard, all of which are located near La Serena, Chile.

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

For more than 100 years, we have been making strategic investments in California agribusiness and real estate development. We currently have three real estate development projects in California. These projects include multi-family housing and single-family homes comprised of approximately 260 completed rental units and another approximately 1,500 units in various stages of planning and development.

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

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2018 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2018		2017		2016
Net revenues:
Agribusiness	$124,344	96%	$115,869	96%	$106,130	95%
Rental operations	5,048	4%	5,440	4%	5,603	5%
Real estate development	—	—	—	—	56	—
Total net revenues	129,392	100%	121,309	100%	111,789	100%
Costs and expenses:
Agribusiness	98,083	83%	91,162	83%	83,604	81%
Rental operations	4,085	3%	3,932	4%	3,617	4%
Real estate development	127	—	285	—	2,061	2%
Impairment of real estate development assets	1,558	1%	120	—	—	—
Selling, general and administrative	16,053	13%	13,947	13%	13,319	13%
Total costs and expenses	119,906	100%	109,446	100%	102,601	100%
Operating income:
Agribusiness	26,261		24,707		22,526
Rental operations	963		1,508		1,986
Real estate development	(1,685)		(405)		(2,005)
Selling, general and administrative	(16,053)		(13,947)		(13,319)
Operating income	9,486		11,863		9,188
Other income (expense):
Interest expense, net	(1,122)		(1,778)		(1,409)
Equity in earnings of investments	583		49		634
Gain on sale of stock in Calavo Growers, Inc.	4,223		—		3,419
Gain on sale of conservation easement	—		—		995
Other income, net	313		492		498
Total other income (expense)	3,997		(1,237)		4,137
Income before income tax benefit (provision)	13,483		10,626		13,325
Income tax benefit (provision)	6,729		(4,077)		(5,267)
Net income	20,212		6,549		8,058
(Income) loss attributable to noncontrolling interest	(24)		46		—
Net income attributable to Limoneira Company	$20,188		$6,595		$8,058

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

	Years Ended October 31,
	2018	2017	2016
Net income attributable to Limoneira Company	$20,188	$6,595	$8,058
Interest expense, net	1,122	1,778	1,409
Income tax (benefit) provision	(6,729)	4,077	5,267
Depreciation and amortization	7,275	6,467	5,339
EBITDA	21,856	18,917	20,073
Impairments of real estate development assets	1,558	120	—
Adjusted EBITDA	$23,414	$19,037	$20,073

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

Total revenue for fiscal year 2018 was $129.4 million compared to $121.3 million for fiscal year 2017. The 7% increase of $8.1 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2018	2017	Change
Lemons	$103,830	$94,199	$9,631	10%
Avocados	6,576	9,522	(2,946)	(31)%
Navel and Valencia oranges	8,884	7,099	1,785	25%
Specialty citrus and other crops	5,054	5,049	5	—%
Agribusiness revenues	$124,344	$115,869	$8,475	7%

•
Lemons: The increase in fiscal year 2018 was primarily the result of higher prices and volume of fresh lemons sold compared to fiscal year 2017. During fiscal years 2018 and 2017, fresh lemon sales were $83.9 million and $76.5 million, respectively, on 3.3 million and 3.2 million cartons of fresh lemons sold at average per carton prices of $25.42 and $23.91, respectively. Lemon revenues in fiscal year 2018 include $9.0 million shipping and handling, $4.4 million lemon by-products and $6.5 million other lemon sales. Other lemon sales in fiscal year 2018 include $2.3 million of lemon sales in Chile by PDA and San Pablo and $1.1 million of commissions earned on 0.9 million cartons of brokered fruit sales. Lemon revenues in fiscal year 2017 include $8.8 million shipping and handling, $5.4 million lemon by-products and $3.5 million other lemon sales. Other lemon sales in fiscal year 2017 include $0.8 million of lemon sales in Chile by PDA and $0.3 million of commissions earned on 0.3 million cartons of brokered fruit sales.

•
Avocados: The decrease in fiscal year 2018 was primarily due to lower prices. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2018 and 2017, 6.3 million pounds of avocados were sold each year at average per pound prices of $1.04 and $1.51, respectively. Lower prices in fiscal year 2018 are the result of higher supply of imported fruit in the marketplace.

•
Navel and Valencia oranges: The increase in fiscal year 2018 was primarily due to higher prices for oranges sold partially offset by lower volume. During fiscal years 2018 and 2017, orange sales were $8.9 million and $7.1 million, respectively, on 712,000 and 893,000 40-pound carton equivalents of oranges sold at average per carton prices of $12.48 and $7.95, respectively. Orange revenues in fiscal year 2018 and 2017 include $0.5 million and $0.3 million, respectively, of orange sales in Chile.

•
Specialty citrus and other crops: The slight increase in fiscal year 2018 was primarily the result of higher specialty citrus revenues offset by lower volume of pistachios and wine grapes sold compared to fiscal year 2017. In fiscal year 2018, we sold approximately 600 tons of wine grapes for $0.9 million compared to approximately 800 tons of wine grapes for $1.2 million in fiscal year 2017.

Rental operations revenue was $5.0 million in fiscal year 2018 compared to $5.4 million in fiscal year 2017. The decrease in fiscal year 2018 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Real estate development revenue was zero in both fiscal years 2018 and 2017.

Costs and Expenses

Total costs and expenses for fiscal year 2018 were $119.9 million compared to $109.4 million for fiscal year 2017. This 10% increase of $10.5 million was primarily attributable to increases in our agribusiness, real estate development and selling, general and administrative costs and expenses. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2018	2017	Change
Packing costs	$23,071	$23,778	$(707)	(3)%
Harvest costs	13,512	13,717	(205)	(1)%
Growing costs	23,523	21,345	2,178	10%
Third-party grower costs	31,733	26,833	4,900	18%
Depreciation	6,244	5,489	755	14%
Agribusiness costs and expenses	$98,083	$91,162	$6,921	8%

•
Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $21.4 million and $21.6 million in fiscal years 2018 and 2017, respectively. The decrease in fiscal year 2018 was primarily attributable to lower average per carton costs partially offset by higher volume of fresh lemons packed and sold compared to fiscal year 2017. In fiscal year 2018, we packed and sold 3.3 million cartons of lemons at average per carton costs of $6.48 compared to 3.2 million cartons of lemons sold at average per carton costs of $6.75 in fiscal year 2017. Additionally, packing costs include $1.7 million of shipping costs in fiscal year 2018 compared to $1.3 million in fiscal year 2017. Further, in fiscal year 2017 we incurred $2.2 million of packing service charges from an independent packinghouse to have a portion of our oranges and specialty citrus packed in Limoneira branded cartons.

•
Harvest costs: The decrease in fiscal year 2018 was primarily attributable to decreased volume of Navel oranges and specialty citrus harvested partially offset by increased volume of lemons harvested compared to fiscal year 2017.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2018 is primarily due to net increased costs of $2.2 million for cultivation, fertilization and soil amendments, and irrigation plus San Pablo growing costs compared to the same period in fiscal year 2017. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher price and volume of third-party grower lemons sold. Of the 3.3 million and 3.2 million cartons sold during fiscal years 2018 and 2017, respectively, 1.5 million (45%) and 1.4 million (44%) were procured from third-party growers at average per carton prices of $20.89 and $19.02, respectively. Additionally, in fiscal year 2018 we incurred $0.4 million of costs for purchased, packed fruit for resale compared to $0.2 million in fiscal year 2017.

•	Depreciation expense in fiscal year 2018 was $0.8 million higher than fiscal year 2017 primarily due to the acquisitions of San Pablo and Oxnard Lemon and an increase in assets placed into service.

Real estate development expenses for fiscal year 2018 were $1.7 million compared to $0.4 million in fiscal year 2017. Real estate development costs and expenses in fiscal year 2018 include $1.6 million impairment on our Pacific Crest and Sevilla real estate development projects. Real estate development costs and expenses in fiscal year 2017 include $0.1 million impairment on our Pacific Crest real estate development project.

Selling, general and administrative expenses for fiscal year 2018 were $16.1 million compared to $13.9 million for fiscal year 2017. This 15% increase of $2.1 million was primarily attributable to the following:

•	$0.5 million increase in legal, consulting and other administrative expenses primarily associated with our acquisitions in July 2018;

•	$0.5 million increase in administrative salaries, benefits and incentive compensation;

•	$0.4 million net increase in lemon selling expenses primarily due to an increase in personnel; and

•	$0.7 million net increase in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other (Expense) Income

Other (expense) income, for fiscal year 2018 was $4.0 million of income compared to $1.2 million of expense for fiscal year 2017. The $5.2 million increase in income is primarily the result of:

•	$0.7 million decrease in net interest expense as a result of lower debt levels;

•	$0.5 million increase in equity in earnings of investments primarily from Limco Del Mar, Ltd. and Rosales; and

•	$4.2 million gain on the sales of stock in Calavo in fiscal year 2018.

Income Taxes

We recorded an income tax benefit of $6.7 million for fiscal year 2018 on pre-tax income of $13.5 million compared to an income tax provision of $4.1 million for fiscal year 2017 on pre-tax income of $10.6 million. Our effective tax rate is (49.9)% for fiscal year 2018 compared to an effective rate of 38.4% for fiscal year 2017. The decrease in our effective tax rate in fiscal year 2018 is primarily due to the approximately $10.3 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents 10% of the net income of PDA.

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

Segment Results of Operations

We operate in six reportable operating segments: fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 25 - Segment Information of the notes to consolidated financial statements included in this Annual Report for additional information regarding our operating segments.

Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$—	$—	$129,392
Intersegment revenue	—	19,971	(19,971)	—	—	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	—	—	129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	3,307	1,685	15,800	112,631
Depreciation and amortization	—	—	—	—	—	6,244	778	—	253	7,275
Operating Income	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$963	$(1,685)	$(16,053)	$9,486

Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$85,439	$8,760	$—	$9,522	$12,148	$115,869	$5,440	$—	$—	$121,309
Intersegment revenue	—	19,156	(19,156)	—	—	—	—	—	—	—
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	—		121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	—	—	—	—	—	5,489	762	—	216	6,467
Operating Income	$18,025	$6,349	$—	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863

Segment information for fiscal year 2016 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$80,437	$4,830	$—	$10,767	$10,096	$106,130	$5,603	$56	$—	$111,789
Intersegment revenue	—	17,123	(17,123)	—	—	—	—	—	—	—
Total net revenues	80,437	21,953	(17,123)	10,767	10,096	106,130	5,603	56		111,789
Costs and expenses	61,742	21,939	(17,123)	4,619	8,106	79,283	2,885	2,006	13,088	97,262
Depreciation and amortization	—	—	—	—	—	4,321	732	55	231	5,339
Operating Income	$18,695	$14	$—	$6,148	$1,990	$22,526	$1,986	$(2,005)	$(13,319)	$9,188

Fiscal Year 2018 Compared to Fiscal Year 2017

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as brokerage commissions. For fiscal year 2018, our fresh lemons segment revenue was $94.8 million compared to $85.4 million for fiscal year 2017, an 11% increase of $9.4 million, primarily due to higher price and volume of fresh lemons sold, as discussed earlier.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2018, our fresh lemon costs and expenses were $74.8 million compared to $67.4 million for fiscal year 2017. The 11% increase of $7.4 million primarily consisted of the following:

•	Harvest costs for fiscal year 2018 were $0.2 million higher than fiscal year 2017.

•	Growing costs for fiscal year 2018 were $1.5 million higher than fiscal year 2017.

•	Third-party grower costs for fiscal year 2018 were $4.9 million higher than fiscal year 2017.

•	Intersegment costs and expenses for fiscal year 2018 were $0.8 million higher than fiscal year 2017.

Lemon packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2018, our lemon packing segment revenue was $29.0 million compared to $27.9 million for fiscal year 2017, a 4% increase of $1.0 million primarily due to increased volume of lemons packed and increased shipping and handling revenues.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2018, our lemon packing costs and expenses were $23.1 million compared to $21.6 million for fiscal year 2017. The 7% increase of $1.5 million was primarily due to increased volume of lemons packed and increased shipping costs.

Lemon packing segment operating income per carton sold was $1.78 and $1.98 for fiscal years 2018 and 2017, respectively.

The lemon packing segment included $20.0 million and $19.2 million of intersegment revenues for fiscal years 2018 and 2017, respectively, that are charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2018, our avocados segment revenue was $6.6 million compared to $9.5 million for fiscal year 2017, a 31% decrease of $2.9 million.

Costs and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2018, our avocado costs and expenses were $4.4 million compared to $4.1 million for fiscal year 2017. The 6% increase of $0.3 million primarily consisted of the following:

•	Avocado harvest costs for fiscal year 2018 were similar to fiscal year 2017.

•	Growing costs for fiscal year 2018 were $0.3 million higher than fiscal year 2017.

Other Agribusiness

For fiscal year 2018, our other agribusiness segment revenue was $13.9 million compared to $12.1 million for fiscal year 2017. The 15% increase of $1.8 million primarily consisted of the following:

•	Navel and Valencia orange revenue in fiscal year 2018 was $1.8 million higher than in fiscal year 2017.

•	Specialty citrus and other crop revenue for fiscal year 2018 was similar to fiscal year 2017.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2018 were $9.5 million compared to $11.7 million for fiscal year 2017. The 19% decrease of $2.2 million primarily consisted of the following:

•
Orange and specialty citrus packing service charges for fiscal year 2018 were zero compared to $2.2 million in fiscal year 2017. In fiscal year 2017, we contracted with an independent packinghouse to pack a portion of our oranges and specialty citrus in Limoneira branded cartons.

•	Harvest costs for fiscal year 2018 were $0.4 million lower than fiscal year 2017.

•	Growing costs for fiscal year 2018 were $0.4 million higher than fiscal year 2017.

Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2018 were $6.2 million compared to $5.5 million in fiscal year 2017. The 14% increase of $0.8 million was primarily due to the acquisitions of San Pablo and Oxnard Lemon and an increase in assets placed into service.

Rental Operations

Our rental operations segment had revenues of approximately $5.0 million and $5.4 million in fiscal years 2018 and 2017, respectively. The $0.4 million decrease in fiscal year 2018 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Costs and expenses in our rental operations segment were approximately $4.1 million and $3.9 million in fiscal years 2018 and 2017, respectively. Depreciation expense was similar in fiscal year 2018 compared to fiscal year 2017 at $0.8 million.

Real Estate Development

Our real estate development segment had revenues of zero for both fiscal years 2018 and 2017.

Costs and expenses in our real estate development segment were approximately $1.7 million and $0.4 million in fiscal years 2018 and 2017, respectively. We recorded an impairment charge of $1.6 million in fiscal year 2018 compared to $0.1 million in fiscal year 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2018 were $2.1 million higher than fiscal year 2017.

Fiscal Year 2017 Compared to Fiscal Year 2016

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as brokerage commissions. For fiscal year 2017, our fresh lemons segment revenue was $85.4 million compared to $80.4 million for fiscal year 2016, a 6% increase of $5.0 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2017, our fresh lemon costs and expenses were $67.4 million compared to $61.7 million for fiscal year 2016. The 9% increase of $5.7 million primarily consisted of the following:

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

The lemon packing segment includes $19.2 million and $17.1 million of intersegment revenues for fiscal years 2017 and 2016, respectively, that are charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2017, our avocados segment revenue was $9.5 million compared to $10.7 million for fiscal year 2016, a 12% decrease of $1.2 million.

Costs and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2017, our avocado costs and expenses were $4.1 million compared to $4.6 million for fiscal year 2016. The 10% decrease of $0.5 million primarily consisted of the following:

•	Harvest costs for fiscal year 2017 were $0.5 million lower than fiscal year 2016.

•	Growing costs for fiscal year 2017 were similar to fiscal year 2016.

Other agribusiness

For fiscal year 2017, our other agribusiness segment revenue was $12.1 million compared to $10.1 million for fiscal year 2016. The 20% increase of $2.1 million primarily consisted of the following:

•	Navel and Valencia orange revenue in fiscal year 2017 was $1.0 million higher than in fiscal year 2016.

•	Specialty citrus and other crop revenue for fiscal year 2017 was $1.1 million higher than fiscal year 2016.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2017 were $11.7 million compared to $8.1 million for fiscal year 2016. The 44% increase of $3.6 million primarily consisted of the following:

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

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2018 and October 31, 2017, respectively (in thousands, except per share amounts). The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

	Three Months Ended 2018
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$14,714	$39,950	$43,135	$31,593
Costs and expenses	24,295	28,525	33,755	33,331
Operating (loss) income	(9,581)	11,425	9,380	(1,738)
Other income (loss), net	4,728	(111)	(394)	(226)
(Loss) income before income tax benefit (provision)	(4,853)	11,314	8,986	(1,964)
Income tax benefit (provision)	1,636	(3,114)	(2,380)	10,587
Net (loss) income	(3,217)	8,200	6,606	8,623
(Income) loss attributable to noncontrolling interest	(20)	1	(7)	2
Net (loss) income attributable to Limoneira Company	$(3,237)	$8,201	$6,599	$8,625

Net (loss) income per common share:
Basic	$(0.19)	$0.51	$0.45	$0.59
Diluted	$(0.19)	$0.50	$0.44	$0.58
Number of shares used in per common share computations:
Basic	17,528	15,947	14,379	14,466
Diluted	17,528	16,551	15,023	14,984

	Three Months Ended 2017
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$15,929	$40,395	$36,893	$28,092
Costs and expenses	20,207	27,227	30,681	31,331
Operating (loss) income	(4,278)	13,168	6,212	(3,239)
Other loss, net	(238)	(408)	(518)	(73)
(Loss) income before income tax benefit (provision)	(4,516)	12,760	5,694	(3,312)
Income tax benefit (provision)	1,858	(5,017)	(2,158)	1,240
Net (loss) income	(2,658)	7,743	3,536	(2,072)
Loss attributable to noncontrolling interest	8	34	4	—
Net (loss) income attributable to Limoneira Company	$(2,650)	$7,777	$3,540	$(2,072)

Net (loss) income per common share:
Basic	(0.19)	0.53	0.24	(0.16)
Diluted	(0.19)	0.52	0.24	(0.16)
Number of shares used in per common share computations:
Basic	14,405	14,396	14,269	14,202
Diluted	14,405	14,989	14,719	14,202

The following information compares our fourth quarter ended October 31, 2018 to the fourth quarter ended October 31, 2017. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•
Total revenues decreased $1.2 million in the three months ended October 31, 2018 compared to the three months ended October 31, 2017 primarily due to decreased lemon and specialty citrus and other crop revenues of $0.4 and $0.6 million, respectively. During the fourth quarter of fiscal year 2018, we sold 239,000 cartons of fresh lemons, including 150,000 cartons procured from third-party growers, at an average per carton price of $29.71, compared to 414,000 cartons of fresh lemons, including 223,000 cartons procured from third party growers, at an average per carton price of $21.01 in the fourth quarter of fiscal year 2017. The decrease in specialty citrus and other crop revenues in the fourth quarter of fiscal year 2018 compared to the fourth quarter of fiscal year 2017 is primarily due to lower pistachio and wine grape volumes.

•
Total costs and expenses increased $4.1 million in the three months ended October 31, 2018 compared to the three months ended October 31, 2017 primarily due to increases in agribusiness costs of $1.8 million, real estate development impairment charge of $1.6 million, and increases in selling, general and administrative expenses of $0.8 million. The increase in agribusiness costs is primarily due to increased growing, third-party grower and depreciation and amortization costs and expenses of $1.3 million, $0.1 million and $0.4 million, respectively. Growing costs increased primarily as a result of an increase in full-bearing acreage and the acquisition of San Pablo. Third-party grower costs increased primarily due to increased price for fruit procured from third-party growers and depreciation and amortization increased primarily due to the acquisitions of San Pablo and Oxnard Lemon.

•
Total other income increased $5.0 million in the three months ended October 31, 2018 compared to the three months ended October 31, 2017 primarily due to the $4.2 million gain on the sale of stock in Calavo, increased equity in earnings of our investment in Rosales and a reduction in interest expense from lower debt levels.

•	Income tax benefit decreased $0.2 million in the three months ended October 31, 2018 compared to the three months ended October 31, 2017 primarily due to the increase in pre-tax loss of $0.3 million.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2018, 2017 and 2016, net cash provided by operating activities was $18.4 million, $18.5 million and $14.3 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•
Net income was $20.2 million, $6.5 million and $8.1 million for fiscal years 2018, 2017 and 2016, respectively. The components of net income in fiscal year 2018 compared to fiscal year 2017 consist of a decrease in operating income of $2.3 million, an increase in other income of $5.2 million and an increase in income tax benefit of $10.8 million. The components of net income in fiscal year 2017 compared to fiscal year 2016 consist of an increase in operating income of $2.7 million, a decrease in other income of $5.4 million and a decrease in income tax provision of $1.2 million.

•
Depreciation and amortization was $7.3 million, $6.5 million and $5.3 million for fiscal years 2018, 2017 and 2016, respectively. The increase in fiscal year 2018 compared to fiscal year 2017 was primarily the result of the acquisitions of San Pablo and Oxnard Lemon in July 2018 and an increase in assets placed in service. The increase in fiscal year 2017 compared to fiscal year 2016 was primarily the result of the acquisition of PDA in February 2017 and an increase in assets placed in service.

•	Non-cash impairments of real estate development assets were $1.6 million, $0.1 million and zero for fiscal years 2018, 2017 and 2016, respectively.

•
Loss on disposals of fixed assets of $0.2 million, $0.3 million and $0.1 million in fiscal years 2018, 2017 and 2016, respectively, were primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California Wildfires and orchard removals related to real estate development and our on-going orchard redevelopment plans.

•
Non-cash stock compensation expense was $1.4 million, $1.3 million and $1.3 million for fiscal years 2018, 2017 and 2016, respectively, which is primarily comprised of expense recognition and vesting of 2015, 2016, 2017 and 2018 grants to management under our stock grant performance bonus program plus the directors’ stock incentive compensation.

•
Equity in earnings of investments of $0.6 million, $49.0 thousand and $0.6 million for fiscal years 2018, 2017 and 2016, respectively, is primarily comprised of net earnings from our investments in Limco Del Mar, Ltd. and Rosales.

•
Cash distributions from equity investments of $0.5 million, $0.7 million and $0.6 million in fiscal years 2018, 2017 and 2016, respectively, were primarily from our investments in Limco Del Mar, Ltd. and Rosales.

•
We sold 50,000 and 60,000 shares of common stock in Calavo in fiscal years 2018 and 2016, respectively, which resulted in gains of $4.2 million and $3.4 million, respectively. No such transactions occurred in fiscal year 2017.

•	We sold a conservation easement for $1.0 million in fiscal year 2016. No such transaction occurred in fiscal years 2018 or 2017.

•
Accounts receivable, net balance at October 31, 2018 was $14.1 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $3.2 million for fiscal year 2018. Accounts receivable, net balance at October 31, 2017 was $11.0 million compared to $9.3 million at October 31, 2016, resulting in a corresponding decrease in operating cash flows of $1.6 million for fiscal year 2017. Accounts receivable, net balance at October 31, 2016 was $9.3 million compared to $7.4 million at October 31, 2015, resulting in a corresponding decrease in operating cash flows of $1.9 million for fiscal year 2016. The decreases in operating cash flows for fiscal years 2018, 2017 and 2016 are primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs used $0.7 million of operating cash flows in fiscal year 2018 compared to providing $0.2 million of operating cash flows in fiscal year 2017, primarily due to an initial lower amount of inventory carried at the beginning of fiscal year 2017. Cultural costs provided $0.2 million of operating cash flows in fiscal year 2017 compared to providing $0.1 million of operating cash flows in fiscal year 2016, primarily due to an initial higher amount of inventory carried at the beginning of fiscal year 2017.

•	Prepaid expenses and other current assets provided $0.1 million of operating cash flows in fiscal years 2018, 2017 and 2016.

•
Income taxes receivable balance was $0.4 million at October 31, 2018 compared to $0.6 million at October 31, 2017 resulting in a corresponding increase in operating cash flows of $0.2 million for fiscal year 2018. Income taxes receivable balance was $0.6 million at October 31, 2017 compared to $2.8 million at October 31, 2016 resulting in a corresponding increase in operating cash flows of $2.2 million for fiscal year 2017. Income taxes receivable balance was $2.8 million at October 31, 2016 compared to zero at October 31, 2015 resulting in a corresponding decrease in operating cash flows of $2.8 million for fiscal year 2016.

•
Accounts payable and growers payable provided $0.7 million of operating cash flows in fiscal year 2018, provided $0.5 million of operating cash flows in fiscal year 2017 and provided $0.8 million of operating cash flows in fiscal year 2016. The $0.7 million of cash provided in fiscal year 2018 was primarily the result of a $1.3 million increase in growers payable offset by a $0.2 million decrease in accounts payable and $0.4 million of capital expenditures accrued but not paid at year-end. The $0.5 million of cash provided in fiscal year 2017 was primarily the result of a $1.0 million increase in accounts payable and growers payable partially offset by $0.4 million of capital expenditures accrued but not paid at year-end. The $0.8 million of cash provided in fiscal year 2016 was primarily the result of a $1.7 million increase in accounts payable and growers payable partially offset by $0.5 million of capital expenditures accrued but not paid at year-end and $0.3 million accrued equity investment contribution. The increases in accounts payable and growers payable in fiscal years 2018, 2017 and 2016 were primarily due to higher operating expenses, resulting in corresponding higher levels of payables at year-end.

•
Accrued liabilities provided operating cash flows of $2.6 million in fiscal year 2018, used operating cash flows of $1.3 million in fiscal year 2017 and provided operating cash flows of $1.2 million in fiscal year 2016. The $2.6 million of cash provided in fiscal year 2018 is primarily the result of $0.4 million increase in accrued compensation, $0.3 million increase in accrued lease expense and $1.0 million increase in accrued payments to lemon suppliers. The $1.3 million of cash used in fiscal year

2017 is primarily the result of $1.1 million decrease in accrued payments to lemon suppliers. The $1.2 million of cash provided in fiscal year 2016 is primarily the result of $0.7 million increase in accrued compensation and $0.5 increase in accrued payments to lemon suppliers.

•
Other long-term liabilities provided operating cash flows of $0.1 million in fiscal year 2018 and consisted of $0.7 million of non-cash pension expense offset by $0.6 million of pension contributions. Other long-term liabilities provided operating cash flows of $0.2 million in fiscal year 2017 and consisted of $0.9 million of non-cash pension expense offset by $0.7 million of pension contributions. Other long-term liabilities provided operating cash flows of $0.1 million in fiscal year 2016 and consisted of $0.6 million of non-cash pension expense offset by $0.5 million of pension contributions.

Cash Flows from Investing Activities

For the years ended October 31, 2018, 2017 and 2016, net cash used in investing activities was $50.8 million, $26.4 million and $11.5 million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments.

•
Capital expenditures for fiscal year 2018 were comprised of $12.2 million for property, plant and equipment primarily related to orchard and vineyard development and $1.7 million for real estate development projects. Additionally, in fiscal year 2018, we purchased San Pablo for $13.1 million, Oxnard Lemon for $25.0 million, a real estate development parcel for $1.4 million and contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project. Further, we sold 50,000 shares of stock in Calavo for $4.7 million and a real estate development parcel for $1.5 million.

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

Cash Flows from Financing Activities

For the years ended October 31, 2018, 2017 and 2016 net cash provided by (used in) financing activities was $32.5 million, $8.4 million and $(2.8) million, respectively.

•
The $32.5 million of cash provided by financing activities for fiscal year 2018 is primarily comprised of net proceeds from our public offering of common stock of $64.1 million partially offset by net repayments of long-term debt in the amount of $26.4 million. Additionally, we paid common and preferred dividends, in aggregate, of $4.5 million in fiscal year 2018.

•
The $8.4 million of cash provided by financing activities for fiscal year 2017 is primarily comprised of net borrowings of long-term debt in the amount of $12.5 million partially offset by common and preferred dividends, in aggregate, of $3.7 million in fiscal year 2017.

•
The $2.8 million of cash used in financing activities for fiscal year 2016 is primarily comprised of net borrowings of long-term debt in the amount of $1.0 million partially offset by common and preferred dividends, in aggregate, of $3.5 million in fiscal year 2016.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA ("Farm Credit West") which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement.
In May 2018, we entered into a Conversion Agreement with Farm Credit West which fixed the interest rate on the Non-Revolving Credit Supplement at 4.77% effective July 1, 2018. The agreement provides for a fee equal to 0.50% of any amounts prepaid under the Non-Revolving Credit Supplement. The Company may prepay any amounts under the Revolving Credit Supplement without penalty.
The interest rate for any amount outstanding under the Supplements is based on the one month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2019, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022.

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

The Loan Agreement subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31, with which we were in compliance at October 31, 2018.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal year 2019. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of October 31, 2018, our outstanding borrowings under the Farm Credit West Credit Facility were $50.9 million and we had $64.1 million of availability. The Farm Credit West revolving line of credit balance of $10.9 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 4.08% at October 31, 2018. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at October 31, 2018.

We have the option of fixing the interest rate under the Farm Credit West Credit Facility on any portion of outstanding borrowings using interest rate swaps. Effective July 2013, we fixed the interest rate at 4.30% utilizing an interest rate swap on $40.0 million of the Rabobank Credit Facility. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017, we entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provided for the prior interest rate swap agreement with Rabobank to be in place with CoBank. Additional information regarding the interest rate swap can be found in the notes to consolidated financial statements included in this Annual Report. This interest rate swap expired June 30, 2018.

Farm Credit West Term Loans

As of October 31, 2018, we had an aggregate of approximately $19.7 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of October 31, 2018, we had $2.6 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.70% at October 31, 2018. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of October 31, 2018, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.70% at October 31, 2018. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of October 31, 2018, we had $9.2 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of October 31, 2018, we had $6.8 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of October 31, 2018, we had $6.4 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31, with which we were in compliance at October 31, 2018.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.0% at October 31, 2018.

Public Offering of Common Stock

In June 2018, we completed the sale of an aggregate of 3,136,000 shares of our common stock, at a price of $22.00 per share, to a limited number of institutional and other investors in a registered offering under the shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis as of June 25, 2018. Upon completion of the offering and issuance of common stock, we had 17,669,000 shares of common stock outstanding. The net proceeds from the sale of shares, after deducting underwriting discounts and our expenses related to the offering, were approximately $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase San Pablo ranch and purchase Oxnard Lemon's packinghouse, related land and certain other assets.

Interest Rate Swap

From time to time we enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. Additional information regarding interest rate swaps that we have entered into historically can be found in the notes to the audited consolidated financial statements included elsewhere in this Annual Report.

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at October 31, 2018. As of October 31, 2018, we had no outstanding interest rate swap agreements.

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

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on November 10, 2015. We expect to receive $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project and we funded $3.5 million in fiscal year 2018, $7.5 million in fiscal year 2017 and an additional $4.0 million in first quarter of fiscal year 2019. We also entered to a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allowed us to continue farming the property during the phased build-out of the project. We terminated this lease in December 2018. We are planning approximately 632 units in Phase 1 of the project. Grading began in November 2017 and Phase 1 site improvements have begun. The Joint Venture has received lot deposits from national homebuilders and initial closings of lot sales are anticipated to begin in the first quarter of calendar year 2019.

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

The USDA reports that U.S. per capita fresh lemon consumption was 4.3 pounds in 2017, and since 2004, has averaged 3.1 pounds per capita versus 2.7 pounds per capita in the 1990s. Approximately 70% of the California crop has gone into the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, the U.S. per capita consumption of avocados has increased in recent years from 3.1 pounds per capita in 2004 to 7.1 pounds per capita in 2017. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados producing approximately 85% of the nation's avocados. The 2011 crop of 550 million pounds was the second largest in the last ten years and fourth largest in California avocado production history. According to the California Avocado Commission, the 2018 crop produced approximately 338 million pounds compared to 215 million pounds in 2017 and 393 million pounds in 2016.

Navel oranges comprise most of California’s orange crop, accounting for approximately 80% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop. While California produces approximately 40% of the nation’s oranges, its crop accounts for approximately 90% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e., juices, oils and essences) varies by season, depending on the quality of the crop.

Real Estate Development Division

We believe the residential real estate market is recovering in the locations that we own real estate development property following the well-known economic downturn of the recent past. We incurred impairment charges on one of our real estate development projects in fiscal years 2018 and 2017 and future impairment is possible. Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities. However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, particularly East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2018 for which cash flows are fixed and determinable (in thousands):

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$65,639	$2,516	$4,648	$43,760	$14,715
Variable rate debt (principal)	14,612	611	1,310	11,812	879
Operating lease obligations	4,199	522	991	594	2,092
Total contractual obligations	$84,450	$3,649	$6,949	$56,166	$17,686
Interest payments on fixed and variable rate debt	$21,056	$3,625	$6,967	$6,429	$4,035

We believe that the cash flows from operations and borrowing capacity from existing and available and credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2019. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remains unchanged for the remaining life of the debt from those in effect at October 31, 2018.

 Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and totaled $0.1 million, $0.2 million and $0.3 million for fiscal years 2018, 2017 and 2016, respectively.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and totaled $0.4 million in each of the fiscal years 2018, 2017 and 2016, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.6 million, $0.7 million and $0.5 million in fiscal years 2018, 2017 and 2016, respectively and we plan to contribute approximately $0.6 million to the Plan in fiscal year 2019.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we had a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease were $0.5 million, the operating lease agreement terminated and the solar generator was purchased in fiscal year 2018 for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located our property. Annual lease payments for this facility ranged from $0.3 million to $0.8 million, the operating lease agreement terminated and the solar array was purchased in the first quarter of fiscal year 2019 for $1.3 million.

We lease approximately 80 acres of lemons in Lindsay, California at a base rent of $500 per acre plus 50% of the operating profit of the leased acreage as defined in the lease. The lease expires December 2021 and includes four five-year renewal options. Estimated aggregate lease expense is approximately $0.1 million per year.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of this lease agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. This lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million of lease expense in fiscal years 2018, 2017 and 2016.

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

Further, on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture leased certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. The Lease Agreement can terminate in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. The Joint Venture was required to provide Limoneira with written notice 180 days prior to the termination of any portion of the Lease Agreement. Limoneira terminated this Lease Agreement per the agreement in the first quarter of fiscal year 2019.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project. We funded $4.0 million in the first quarter of fiscal year 2019, $3.5 million in fiscal year 2018, $7.5 million in fiscal year 2017 and $2.3 million in fiscal year 2016.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded a $36.2 million outstanding loan balance at October 31, 2018 related to this Loan.

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

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity Investments of the notes to consolidated financial statements included in this Annual Report, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Agribusiness Revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from our packinghouse. Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, we apply specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if (i) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (ii) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery have not materially differed from the actual amounts that are paid after the monthly pools are closed. We also earn commissions on certain brokered fruit sales, which totaled $1,084,000, $324,000 and $263,000 in fiscal years 2018, 2017 and 2016, respectively.

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

Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. We recorded agribusiness revenues from crop insurance proceeds of $54,000, $74,000 and $83,000 in fiscal years 2018, 2017 and 2016, respectively.

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

Real Estate Development Costs - We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2018, we capitalized approximately $32.7 million of costs related to our real estate projects and expensed approximately $1.7 million of costs.

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

Business Combinations and Asset Acquisitions - Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis.  Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.

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

Impairment of Long-Lived Assets - We evaluate our long-lived assets including our real estate development projects for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. As a result of various factors, in recent years, we recorded impairment charges of $1.6 million, $0.1 million and zero in fiscal years 2018, 2017 and 2016, respectively.

Defined Benefit Retirement Plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time.  Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements.  This information is provided to us by third-party actuarial consultants.  In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables. During 2018, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP-2018, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2018, the assumed discount rate to measure the pension obligation increased to 4.4%. The Company used the latest mortality tables released by the SOA through October 31, 2018 to measure its pension obligation as of October 31, 2018 and combined with the assumed discount rate and other demographic assumptions, its pension liability decreased by approximately $1.5 million as of October 31, 2018. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in this Annual Report for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the Farm Credit West Credit Facility and Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2018, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $50.9 million and $19.7 million, respectively.

From time to time, we manage our exposure to interest rate movements by utilizing interest rate swaps (derivatives). We had fixed $40.0 million of our outstanding borrowings with a “fixed-to-floating” interest rate swap as described in the following table (in thousands):

	Notional Amount		Fair Value Net Liability
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Pay fixed-rate, receive floating-rate interest rate swap, matured June 2018	$—	$40,000	$—	$268

Effective July 2013, we fixed the interest rate on our $40.0 million swap at 4.30%. This interest rate swap expired June 30, 2018. Based on our level of borrowings at October 31, 2018 a 1% increase in interest rates would increase our interest expense $0.1 million for fiscal year 2019 and an annual average of $0.2 million for the three subsequent fiscal years. Additionally, a 1% increase in the interest rate would decrease our net income by $0.1 million for fiscal year 2019 and an annual average of $0.1 million for the three subsequent fiscal years. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2018. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

The Company’s management excluded Oxnard Lemon which was acquired as a business combination on July 24, 2018, from its assessment and management’s report on internal control over financial reporting at October 31, 2018, as they continue to evaluate their respective internal controls. Oxnard Lemons’s total assets and total revenues represent 6% and 0%, respectively, of its related consolidated financial statement amounts as of and for the year ended October 31, 2018. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Harold S. Edwards
President and Chief Executive Officer

Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Limoneira Company

Opinion on Internal Control over Financial Reporting

We have audited Limoneira Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Limoneira Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oxnard Lemon, which are included in the 2018 consolidated financial statements of the Company and constituted 6% and 6% of total and net assets, respectively, as of October 31, 2018 and 0% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Oxnard Lemon.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of October 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and our report dated January 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
January 14, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limoneira Company (the Company) as of October 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
January 14, 2019

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	October 31,
	2018	2017
Assets
Current assets:
Cash	$609	$492
Accounts receivable, net	14,116	10,953
Cultural costs	5,413	4,124
Prepaid expenses and other current assets	10,528	6,981
Income taxes receivable	378	570
Total current assets	31,044	23,120

Property, plant and equipment, net	225,681	188,225
Real estate development	107,162	81,082
Equity in investments	18,698	14,061
Investment in Calavo Growers, Inc.	24,250	22,110
Other assets	14,504	10,433
Total Assets	$421,339	$339,031

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,134	$6,311
Growers payable	10,089	8,828
Accrued liabilities	7,724	5,177
Fair value of derivative instrument	—	268
Current portion of long-term debt	3,127	3,030
Total current liabilities	27,074	23,614
Long-term liabilities:
Long-term debt, less current portion	76,966	102,083
Deferred income taxes	25,372	31,415
Other long-term liabilities	3,647	3,920
Sale-leaseback deferral	58,330	30,396
Total liabilities	191,389	191,428
Commitments and contingencies	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2018 and 2017) (8.75% coupon rate)	1,479	1,479

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2018 and 2017) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2018 and 2017)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,647,135 and 14,405,031 shares issued and outstanding at October 31, 2018 and 2017, respectively)	176	144
Additional paid-in capital	159,071	94,294
Retained earnings	50,354	34,692
Accumulated other comprehensive income	8,965	7,076
Noncontrolling interest	574	587
Total stockholders' equity	219,140	136,793
Total Liabilities and Stockholders' Equity	$421,339	$339,031

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share amounts)

	Years Ended October 31,
	2018	2017	2016
Net revenues:
Agribusiness	$124,344	$115,869	$106,130
Rental operations	5,048	5,440	5,603
Real estate development	—	—	56
Total net revenues	129,392	121,309	111,789
Costs and expenses:
Agribusiness	98,083	91,162	83,604
Rental operations	4,085	3,932	3,617
Real estate development	127	285	2,061
Impairment of real estate development assets	1,558	120	—
Selling, general and administrative	16,053	13,947	13,319
Total cost and expenses	119,906	109,446	102,601
Operating income	9,486	11,863	9,188
Other income (expense):
Interest expense, net	(1,122)	(1,778)	(1,409)
Equity in earnings of investments	583	49	634
Gain on sale of stock in Calavo Growers, Inc.	4,223	—	3,419
Gain on sale of conservation easement	—	—	995
Other income, net	313	492	498
Total other income (expense)	3,997	(1,237)	4,137

Income before income tax benefit (provision)	13,483	10,626	13,325

Income tax benefit (provision)	6,729	(4,077)	(5,267)
Net income	20,212	6,549	8,058
(Income) loss attributable to noncontrolling interest	(24)	46	—
Net income attributable to Limoneira Company	20,188	6,595	8,058
Preferred dividends	(501)	(560)	(628)
Net income applicable to common stock	$19,687	$6,035	$7,430

Basic net income per common share	$1.26	$0.42	$0.52

Diluted net income per common share	$1.25	$0.42	$0.52

Dividends per common share	$0.25	$0.22	$0.20

Weighted-average common shares outstanding-basic	15,581,000	14,315,000	14,168,000
Weighted-average common shares outstanding-diluted	16,209,000	14,315,000	14,168,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended October 31,
	2018	2017	2016
Net income	$20,212	$6,549	$8,058
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,255)	2	—
Minimum pension liability adjustments, net of tax of $415, $767 and $(443)	1,137	1,175	(688)
Unrealized holding gains on security available for sale, net of tax of $1,956, $1,722 and $1,049	4,809	2,643	1,619
Reclassification of unrealized gain on security sold, net of tax of $(1,160), $0 and $(1,111)	(2,965)	—	(1,719)
Unrealized gains from derivative instruments, net of tax of $79, $330 and $216	163	553	335
Total other comprehensive income (loss), net of tax	1,889	4,373	(453)
Comprehensive income	22,101	10,922	7,605
Comprehensive (income) loss attributable to noncontrolling interest	(13)	46	—
Comprehensive income attributable to Limoneira Company	$22,088	$10,968	$7,605

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2015	14,135,080	$141	$90,759	$27,216	$3,156	$—	$121,272	$2,950	$9,331
Dividends - common	—	—	—	(2,834)	—	—	(2,834)	—	—
Dividends - Series B	—	—	—	(256)	—	—	(256)	—	—
Dividends - Series B-2	—	—	—	(372)		—	(372)	—	—
Stock compensation	49,329	1	1,308	—	—	—	1,309	—	—
Exchange of common stock	(12,433)	—	(190)	—	—	—	(190)	—	—
Conversion of Series B preferred stock	6,250	—	50	—	—	—	50	(50)	—
Tax provision of stock grant vesting	—	—	(86)	—	—	—	(86)	—	—
Net income	—	—	—	8,058	—	—	8,058	—	—
Other comprehensive loss, net of tax	—	—	—	—	(453)	—	(453)	—	—
Balance at October 31, 2016	14,178,226	142	91,841	31,812	2,703	—	126,498	2,900	9,331
Dividends - common	—	—	—	(3,155)	—	—	(3,155)	—	—
Dividends - Series B	—	—	—	(188)	—	—	(188)	—	—
Dividends - Series B-2	—	—	—	(372)	—	—	(372)	—	—
Stock compensation	63,954	1	1,327	—	—	—	1,328	—	—
Exchange of common stock	(14,773)	—	(294)	—	—	—	(294)	—	—
Conversion of Series B preferred stock	177,624	1	1,420	—	—	—	1,421	(1,421)	—
Noncontrolling interest	—	—	—	—	—	633	633	—	—
Net income	—	—	—	6,595	—	(46)	6,549	—	—
Other comprehensive income, net of tax	—	—	—	—	4,373	—	4,373	—	—
Balance at October 31, 2017	14,405,031	144	94,294	34,692	7,076	587	136,793	1,479	9,331
Dividends - common	—	—	—	(4,025)	—	—	(4,025)	—	—
Dividends - Series B	—	—	—	(129)	—	—	(129)	—	—
Dividends - Series B-2	—	—	—	(372)	—	—	(372)	—	—
Stock compensation	145,324	1	1,367	—	—	—	1,368	—	—
Exchange of common stock	(39,582)	—	(656)	—	—	—	(656)	—	—
Issuance of common stock	3,136,362	31	64,066	—	—	—	64,097	—	—
Noncontrolling interest	—	—	—	—	—	(37)	(37)	—	—
Net income	—	—	—	20,188	—	24	20,212	—	—
Other comprehensive income, net of tax	—	—	—	—	1,889	—	1,889	—	—
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331

See Notes to Consolidated Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2018	2017	2016
Operating activities
Net income	$20,212	$6,549	$8,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,275	6,467	5,339
Impairment of real estate development assets	1,558	120	—
Loss on disposals of assets	178	300	125
Gain on sales of real estate developments assets	(25)	—	—
Stock compensation expense	1,368	1,328	1,309
Equity in earnings of investments	(583)	(49)	(634)
Cash distributions from equity investments	526	712	642
Deferred income taxes	(7,307)	2,292	6,195
Amortization of deferred financing costs	30	90	49
Accrued interest on note receivable	(192)	(23)	(23)
Gain on sale of stock in Calavo Growers, Inc.	(4,223)	—	(3,419)
Gain on sale of conservation easement	—	—	(995)
Fair value adjustment of contingent consideration	—	—	(300)
Changes in operating assets and liabilities, net of business combinations:
Account receivable, net	(3,235)	(1,557)	(1,880)
Cultural costs	(746)	193	72
Prepaid expenses and other current assets	99	138	78
Income taxes receivable	192	2,240	(2,810)
Other assets	(134)	275	312
Accounts payable and growers payable	707	471	808
Accrued liabilities	2,601	(1,263)	1,249
Other long-term liabilities	96	199	129
Net cash provided by operating activities	18,397	18,482	14,304

Investing activities
Capital expenditures	(13,873)	(12,901)	(16,252)
Purchase of real estate development parcel	(1,444)	—	—
Net proceeds from sales of real estate development assets	1,543	—	—
Proceeds from sale of LLC Interest	—	—	18,000
Agriculture property acquisitions	(13,111)	—	(15,098)
Business combination	(25,000)	(5,706)	—
Net proceeds from sale of stock in Calavo Growers, Inc.	4,721	—	4,019
Net proceeds from sale of conservation easement	—	—	995
Collections of installments on note receivable	200	—	—
Equity investment contributions	(3,500)	(7,450)	(2,890)
Investments in mutual water companies and water rights	(343)	(359)	(296)
Net cash used in investing activities	(50,807)	(26,416)	(11,522)

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended October 31,
	2018	2017	2016
Financing activities
Borrowings of long-term debt	$167,356	$181,429	$157,423
Repayments of long-term debt	(193,723)	(168,932)	(156,403)
Dividends paid - common	(4,025)	(3,155)	(2,834)
Dividends paid - preferred	(501)	(560)	(628)
Exchange of common stock	(656)	(294)	(190)
Issuance of common stock	64,097	—	—
Payments of deferred financing costs	—	(108)	(65)
Tax provision of stock grant vesting	—	—	(86)
Net cash provided by (used in) financing activities	32,548	8,380	(2,783)
Effect of exchange rate changes on cash	(21)	8	—
Net increase (decrease) in cash	117	454	(1)
Cash at beginning of year	492	38	39
Cash at end of year	$609	$492	$38

Supplemental disclosures of cash flow information
Cash paid during the year for interest (net of amounts capitalized)	$1,585	$1,641	$1,405
Cash paid during the year for income taxes, net of (refunds received)	$210	$(540)	$2,125
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$(6,765)	$(4,365)	$(2,668)
Increase in real estate development and sale-leaseback deferral	$27,934	$7,047	$3,349
Increase in equity in investments and other long-term liabilities	$1,080	$—	$—
Non-cash receipt of note receivable	$3,000	$—	$—
Non-cash reduction of note receivable	$79	$—	$—
Reclassification of real estate development to property, plant and equipment	$—	$—	$26,779
Settlement of lease obligation related to agriculture property acquisition	$—	$—	$(739)
Capital expenditures accrued but not paid at year-end	$399	$427	$594
Accrued equity investment contribution	$—	$—	$325
Accrued interest on note receivable	$192	$23	$23
Accrued Series B-2 Convertible Preferred Stock dividends	$—	$—	$—
Conversion of preferred stock to common stock	$—	$1,421	$50
Non-cash issuance of notes payable	$1,435	—	$—

On July 24, 2018, the Company entered into an agreement to acquire assets from Oxnard Lemon Associates, Ltd. ("Oxnard Lemon") for a purchase price of $25,000,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report.

On July 18, 2018, the Company acquired Fruticola San Pablo S.A. (“San Pablo”) ranch for a total purchase price of $13,111,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report.

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

During 2017 and 2016, certain shares of Series B convertible preferred stock were converted into common stock as described in Note 21 – Series B and Series B-2 Preferred Stock of the notes to consolidated financial statements included in this Annual Report.

In October 2017, the Company entered an agreement to sell its Centennial Square (“Centennial”) real estate development property for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and received a $3,000,000 promissory note secured by the property for the balance of the purchase price.

On June 20, 2017, the Company entered into a Master Loan Agreement with Farm Credit West, FLCA and repaid $68,572,000 of outstanding debt under the Rabobank revolving credit facility as further described in Note 12 – Long-Term Debt of the notes to consolidated financial statements included in this Annual Report.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. ("PDA") for a purchase price of $5,706,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report.

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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and its wholly owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile SpA, Limoneira EA 1 Land, LLC, San Pablo and PDA, in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2018 and 2017 the allowances totaled $563,000 and $577,000, respectively. For fiscal years 2018, 2017 and 2016, credit losses were insignificant.
Concentrations
The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $6,576,000, $9,522,000 and $10,767,000 in fiscal years 2018, 2017 and 2016, respectively.
Lemons procured from third-party growers were approximately 45%, 44% and 42%, of lemon supply in fiscal years 2018, 2017 and 2016, respectively. One third-party grower was 50% and 43% of grower payable at October 31, 2018 and 2017, respectively.
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
Cultural Costs (continued)
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
Capitalized Interest
Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $2,407,000 and $2,022,000 was capitalized during the years ended October 31, 2018 and 2017, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Real Estate Development Costs (continued)
cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $32,662,000 and $8,403,000 in fiscal years 2018 and 2017, respectively.
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
Marketable Securities
The Company classifies its marketable securities as available-for-sale. The Company’s investments in marketable securities are stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statement of comprehensive income. At October 31, 2018 and 2017, marketable securities are comprised of the Company’s investment in Calavo.
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
Intangible Assets
Intangible assets consist primarily of acquired water and mineral rights, a patent and certain customer relationships, trade names and trademarks. Certain of the Company’s trade names and trademarks are being amortized on a straight-line basis over their estimated lives of eight years. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.
Goodwill
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment is tested in a two-step process, with the first step performed to determine if there is potential for impairment by comparing the fair value of the reporting unit to its carrying value. If potential impairment is identified as indicated by the carrying value exceeding the fair value of the reporting unit, the second step is performed to measure the amount of impairment to be recognized in the financial statements by comparing the implied fair value of goodwill to its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess amount. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2018 with no impairment noted.
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
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2018 and 2017.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage its exposure to interest rates as well as to maintain an appropriate mix of fixed and floating-rate debt. Contract terms of a hedge instrument closely mirror those of the hedged item, providing a high

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Derivative Financial Instruments (continued)
degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.
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
Agribusiness revenue - Revenue from lemon sales is generally recognized FOB shipping point when the customer takes possession of the fruit from the Company’s packinghouse. Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. As such, the Company applies specific authoritative agriculture revenue recognition guidance related to transactions between patrons and agriculture marketing cooperatives to record revenue at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., title has transferred to Calavo and other third-party packinghouses) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly pools are closed. The Company also earns commissions on certain brokered fruit sales, which totaled $1,084,000, $324,000 and $263,000 in fiscal years 2018, 2017 and 2016, respectively.
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
Revenue from crop insurance proceeds is recorded when the amount of and the right to receive the payment can be reasonably determined. The Company recorded agribusiness revenues from crop insurance proceeds of $54,000, $74,000 and $83,000 in fiscal years 2018, 2017 and 2016, respectively.
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
Advertising Expense
Advertising costs are expensed as incurred. Such costs in fiscal years 2018, 2017 and 2016 were $107,000, $173,000 and $264,000, respectively.
Leases
The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.
Basic and Diluted Net Income per Share
Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were dilutive for fiscal year ended October 31, 2018 and anti-dilutive for fiscal years ended October 31, 2017 and 2016, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Defined Benefit Retirement Plan (continued)
During 2018, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2018, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2018, the assumed discount rate to measure the pension obligation increased to 4.4%. The Company used the latest mortality tables released by the SOA through October 2018 to measure its pension obligation as of October 31, 2018 and combined with the assumed discount rate and other demographic assumptions, its pension liability decreased by approximately $1,454,000 as of October 31, 2018. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.
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
The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the standard in the first quarter of its fiscal year ending October 31, 2019 and anticipates using the modified retrospective method. The Company has inventoried and evaluated its current revenue streams and related contracts with customers in order to identify material differences, if any, that would result from applying the new requirements to its revenue contracts. Furthermore, the Company has evaluated the principal versus agent considerations as it relates to certain agreements with third parties and has determined that there will be an impact to the presentation of gross or net revenue reporting. The Company continues to evaluate the effect this ASU will have on its consolidated financial statements, however we do not expect the standard to have a material impact on our net consolidated results of operations or financial position and related disclosures.

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
An entity should measure in scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company’s adoption of this ASU had no impact on its consolidated financial statements.
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
ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements, but believes the impact could be significant as the changes in the fair value of Calavo common stock will be recorded in the statement of operations.
FASB ASU 2016-02, Leases (Topic 842)
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
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2020. The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU. Note 20 – Commitments and Contingencies – of the notes to consolidated financial statements included in this Annual Report describes its operating lease arrangements as of October 31, 2018.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
This amendment is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendment is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendment should be applied prospectively as of the beginning of the period of adoption. The Company early adopted this ASU during the quarter ended July 31, 2018 and as a result, the purchase of San Pablo was accounted for as an acquisition of assets.
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
The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the effect of this ASU. It could have a significant effect on the Company’s consolidated financial statements due to the deferred tax balances related to the Company’s pension liability and its investment in Calavo.
FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
These amendments add, remove, and clarify the disclosure requirements in Topic 820 by removing, modifying and adding requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
FASB ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
These amendments add remove and clarify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. For all other entities the amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

3. Acquisitions
Agriculture Property Acquisition

San Pablo

On July 18, 2018, the Company completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13,000,000. The San Pablo ranch consists of 3,317 acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet at October 31, 2018. In addition, transaction costs of $111,000 were capitalized as part of total acquisition costs.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

Cultural costs	$579
Land and land improvements	9,114
Buildings and equipment	207
Orchards	2,058
Water rights	1,153
Total assets acquired	$13,111
Revenue of $552,000 and net loss of $202,000 of San Pablo are included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2018. The unaudited, pro forma consolidated statement of operations as if San Pablo had been included in the consolidated results of the Company for the years ended October 31, 2018 and 2017 results in revenue of $130,262,000 and $122,283,000, respectively and net income of $18,784,577 and $5,862,000, respectively.
Business Combinations
Oxnard Lemon

On July 24, 2018, the Company and Oxnard Lemon Associates, Ltd., a California limited partnership (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on July 26, 2018 (the “Initial Closing Date”), the Company acquired certain “hard assets” of Seller, including a packinghouse and related land (“Oxnard Lemon”), for a purchase price of $24,750,000 (the “Initial Acquisition”). Pursuant to the Purchase Agreement, the closing on the purchase and sale of the “soft assets” of Seller, including Seller’s trade names, trademarks and copyrights, took place on October 31, 2018 (the “Final Closing Date”), at which point an additional $250,000 in purchase price was paid to Seller by the Company. The aggregate purchase price for the tangible assets and the intangible assets provided in the Purchase Agreement is $25,000,000. Additionally, the Purchase Agreement provides that Seller lease back the tangible assets from the Company until the Final Closing Date, pursuant to a lease executed on the Initial Closing Date. Transaction costs of $142,000 are included in selling, general and administrative expense.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions
Business Combinations (continued)

Land and land improvements	$7,294
Buildings and equipment	14,866
Customer relationships and trade names	2,270
Goodwill	570
Total assets acquired	$25,000

Revenue of $120,000 and net loss of $139,000 of Oxnard Lemon are included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2018. The unaudited, pro forma consolidated statement of operations as if Oxnard Lemon had been included in the consolidated results of the Company for the years ended October 31, 2018 and 2017 results in revenue of $142,253,000 and $143,399,000, respectively and net income of $19,728,000 and $7,474,000, respectively.
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
In August 2017, a third-party valuation of the fair value of the net assets was finalized, which resulted in a $193,000 increase in the investment in Rosales with a corresponding decrease in goodwill and increase in deferred income taxes. Additionally, a $94,000 reduction in the purchase price was agreed upon per the terms of the purchase agreement with corresponding decreases in goodwill and noncontrolling interest. The Company received the $94,000 in August 2017. Below is a summary of the fair value of the net assets acquired on the Acquisition Date based on the third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

Cultural costs	$473
Other current assets	166
Land and land improvements	2,748
Buildings and equipment	206
Orchards	2,876
Investment in Rosales	1,021
Water rights	1,120
Deposit for land purchase	645
Goodwill	196
Total assets acquired	9,451

Current liabilities	(122)
Current and long-term debt	(1,964)
Deferred income taxes	(1,026)
Noncontrolling interest	(633)
Net cash paid	$5,706

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions
Business Combinations (continued)
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
The following table sets forth the Company’s financial assets and liabilities as of October 31, 2018 and 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$24,250	$—	$—	$24,250

2017	Level 1	Level 2	Level 3	Total
Assets at fair value:
Available-for-sale securities	$22,110	$—	$—	$22,110
Liabilities at fair value:
Derivative	$—	$268	$—	$268
Available-for-sale securities consist of marketable securities in Calavo common stock. At October 31, 2018 and 2017, the Company owned 250,000 and 300,000, respectively, shares representing approximately 1.4% and 1.7% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices. Calavo’s stock price at October 31, 2018 and 2017 was $97.00 and $73.70 per share, respectively.The derivative consisted of an interest rate swap, the fair value of which was estimated using industry-standard valuation models. The derivative expired in June 2018.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2018	2017
Prepaid insurance	$647	$609
Prepaid supplies	1,196	806
Lemon supplier advances	170	271
Note receivable	2,797	—
Deferred lease expense and other	694	958
Real estate development held for sale	5,024	4,337
	$10,528	$6,981

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Property, Plant and Equipment
Property, plant and equipment consist of the following at October 31 (in thousands):

	2018	2017
Land	$93,245	$78,856
Land improvements	30,134	26,289
Buildings and building improvements	49,814	38,955
Equipment	54,854	47,223
Orchards	44,337	38,460
Construction in progress	20,709	18,867
	293,093	248,650
Less accumulated depreciation	(67,412)	(60,425)
	$225,681	$188,225
Depreciation expense was $7,178,000, $6,370,000 and $5,243,000 for fiscal years 2018, 2017 and 2016, respectively.
7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2018	2017
East Areas I and II	$107,162	$74,500
Templeton Santa Barbara, LLC	—	6,582
	$107,162	$81,082
East Areas I and II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During fiscal years 2018 and 2017, the Company capitalized $32,662,000 and $8,403,000, respectively, of costs related to these real estate development projects. Additionally, in relation to these projects, the Company incurred expenses of $23,000, $113,000 and $1,161,000 in fiscal years 2018, 2017 and 2016, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Real Estate Development (continued)
East Areas I and II (continued)
Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture leased certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture requires the property for development. The Lease terminates in stages corresponding to the Joint Venture's development of the property, which is to occur in stages pursuant to a phased master development plan. In any event, the Lease will terminate five years from the Transaction Date.
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
The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement is considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property continues to be carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral has been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement is not required under sale-leaseback accounting since the Company is treated as though it continues to own the property. During the year ended October 31, 2018 and 2017, the Company recorded $27,934,000 and $7,047,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There are no repayment requirements for the sale-leaseback deferral and as the Lease Agreement is terminated in connection with the staged development of the property, a corresponding amount of real estate development and the sale-leaseback deferral will be adjusted to equity investments on the consolidated balance sheet. In December 2018, the Company terminated the lease per the terms of the lease agreement.
In connection with the LLC Agreement, the Company was reimbursed $250,000 by the Joint Venture in January 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. This amount was included in prepaid expenses and other current assets in the consolidated balance sheets as of October 31, 2017. Additionally, the Company leases office space to Lewis and received rental income of $16,000, $16,000 and $12,000 for the years ended October 31, 2018, 2017 and 2016, respectively.
The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture's economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of $3,500,000 and $7,450,000 for the years ended October 31, 2018 and 2017, respectively, and an additional $4,000,000 in December 2018.
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
In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $36,243,000 as of October 31, 2018. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding increase in equity in investments. The Company has elected to reduce the guarantee liability upon expiration or settlement of the guarantee. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.

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
Templeton Santa Barbara, LLC
The real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla as of October 31, 2018 were $2,481,000 and $2,543,000, respectively. The net carrying values of Centennial, Pacific Crest and Sevilla, as of October 31, 2017 were $2,983,000, $3,250,000 and $4,686,000, respectively. These projects were idle during 2018 and 2017 and, as such, no costs were capitalized. In relation to these projects, the Company incurred expenses of $104,000, $172,000 and $174,000 in fiscal years 2018, 2017 and 2016, respectively. Additionally, the Company recognized impairment charges of $769,000 and $789,000 related to Pacific Crest and Sevilla, respectively, in fiscal year 2018 and an impairment charge of $120,000 related to Pacific Crest in fiscal year 2017.
In March 2017, the Company began negotiations to sell its Centennial property for $3,200,000. This transaction was cancelled in October 2017 because the buyer was unsuccessful in arranging financing and the Company recognized $100,000 of other income from the non-refundable deposit. In October 2017, the Company entered an agreement with another buyer to sell Centennial for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and receiving a $3,000,000 promissory note secured by the property for the balance of the purchase price. After transaction costs, the sale resulted in a gain of $194,000, to be recognized under the installment method, with $15,000 recognized fiscal year ended October 31, 2018 and $179,000 deferred until repayment of the promissory note. The promissory note was originally scheduled to mature in June 2018 but provided for three potential extensions to December 2019. In fiscal year 2018, per the terms of the promissory note, the holder of the note made two non-refundable $100,000 payments to the Company, extending the due date to December 30, 2018.
In November 2018, the holder of the note made a non-refundable $100,000 payment, extending the due date to December 15, 2019. Interest income related to this note was $172,000 in fiscal year 2018.
In August 2017, the Company entered an agreement to sell the commercial portion of its Sevilla project for $1,452,000. This transaction closed in November 2017 with the Company receiving net proceeds of $1,364,000. The Company recognized a gain of $10,000 after transaction costs.
In October 2018, the Company began negotiations to sell its Pacific Crest and Sevilla properties for a combined total price of $5,200,000. As a result, the Company recorded impairment charges on Pacific Crest and Sevilla of $769,000 and $789,000, respectively. As of the date of this filing, these transactions are still in negotiations.
At October 31, 2018, the $2,481,000 carrying value of Pacific Crest and the $2,543,000 carrying value of Sevilla were classified as held for sale and included in prepaid expenses and other current assets. At October 31, 2017, the $2,983,000 carrying value of Centennial and the $1,354,000 carrying value of the commercial portion of Sevilla were classified as held for sale and included in prepaid expenses and other current assets. Additionally, at October 31, 2017, the $3,250,000 carrying value of Pacific Crest and the $3,332,000 carrying value of the residential portion of Sevilla were classified as real estate development.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity Investments
Limco Del Mar, Ltd.
The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. In October 2016, the Company purchased 14,468 units of Del Mar for $940,000, increasing our prior-year 22.1% interest as a limited partner. The Company paid $615,000 in October 2016 and $325,000 in November 2016 for these additional units. Based on the terms of the partnership agreement, the Company may be removed as general partner without cause from the partnership upon the vote of the limited partners owning an aggregate of 50% or more interest in the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Del Mar is accounted for using the equity method of accounting.
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $163,000, $146,000 and $146,000 in fiscal years 2018, 2017 and 2016, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $2,361,000, $2,271,000 and $2,002,000 in fiscal years 2018, 2017 and 2016, respectively. Fruit proceeds due to Del Mar were $709,000 and $912,000 at October 31, 2018 and 2017, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.
Romney Property Partnership
In May 2007, the Company and an individual formed the Romney Property Partnership (“Romney”) for the purpose of owning and leasing an office building and adjacent lot in Santa Paula, California. The Company paid $489,000 in 2007 for 75% interest in Romney. The terms of the partnership agreement affirm the status of the Company as a noncontrolling investor in the partnership since the Company cannot exercise unilateral control over the partnership. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Romney is accounted for using the equity method of accounting. Net profits, losses and cash flows of Romney are shared by the Company, which receives 75% and the individual, who receives 25%.
Rosales S.A.
On August 14, 2014, through its wholly owned subsidiary, Limoneira Chile SpA, the Company invested $1,750,000 for a 35% interest in Rosales S.A, (“Rosales”), a citrus packing, marketing and sales business located in La Serena, Chile. The Company’s investment included certain preferred interest provisions through December 31, 2016, including cash distributions of the 50% and 40% of the net income of Rosales for the years ending December 31, 2014 and 2015, respectively, as well as a liquidation preference on its investment. In addition, the Company has the right to acquire the interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. In February 2017, the Company acquired an additional 12% ownership interest in Rosales with the purchase of PDA as described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $337,000, $290,000 and $208,000 for fiscal year 2018, 2017 and 2016, respectively, and is estimated to be approximately $180,000 per year for years ending October 31, 2019 through October 31, 2023.
Limoneira Lewis Community Builders, LLC (the “LLC” or "Joint Venture")
As described in Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Annual Report, on November 10, 2015, the Company entered into a Joint Venture with Lewis for the residential development of its East Area I real estate development project.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity Investments (continued)
Limoneira Lewis Community Builders, LLC (the “LLC” or "Joint Venture") (continued)
The following is unaudited financial information of the equity method investees for fiscal years 2018, 2017 and 2016 (in thousands):

2018	Del Mar	Romney	Rosales	LLC	Total
Assets	$1,148	$676	$6,967	$125,886	$134,677
Liabilities	$—	$—	$5,029	$56,932	$61,961
Equity	1,148	676	1,938	68,954	72,716
Total liabilities and equity	$1,148	$676	$6,967	$125,886	$134,677
Revenues	$2,893	$21	$13,630	$40	$16,584
Expenses	1,138	25	12,387	194	13,744
Net income (loss)	$1,755	$(4)	$1,243	$(154)	$2,840
2017
Assets	$1,269	$680	$2,645	$62,399	$66,993
Liabilities	$—	$—	$1,853	$291	$2,144
Equity	1,269	680	792	62,108	64,849
Total liabilities and equity	$1,269	$680	$2,645	$62,399	$66,993
Revenues	$2,553	$20	$10,171	$—	$12,744
Expenses	966	29	10,192	89	11,276
Net income (loss)	$1,587	$(9)	$(21)	$(89)	$1,468
2016
Assets	$1,244	$690	$4,300	$47,332	$53,566
Liabilities	$—	$—	$2,719	$36	$2,755
Equity	1,244	690	1,581	47,296	50,811
Total liabilities and equity	$1,244	$690	$4,300	$47,332	$53,566
Revenues	$3,452	$11	$7,639	$—	$11,102
Expenses	910	24	6,979	1	7,914
Net income (loss)	$2,542	$(13)	$660	$(1)	$3,188

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity Investments (continued)
Limoneira Lewis Community Builders, LLC (the “LLC” or "Joint Venture") (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLC	Total
Investment balance October 31, 2015	$1,004	$531	$1,512	$—	$3,047
Equity earnings (losses)	603	(9)	40	—	634
Cash distributions	(586)	—	(56)	—	(642)
Investment contributions	940	—	—	2,275	3,215
Investment balance October 31, 2016	1,961	522	1,496	2,275	6,254
Equity earnings (losses)	446	(7)	(299)	(91)	49
Cash distributions	(439)	—	(273)	—	(712)
Investment contributions	—	—	1,020	7,450	8,470
Investment balance October 31, 2017	1,968	515	1,944	9,634	14,061
Equity earnings (losses)	493	(3)	247	(154)	583
Cash distributions	(526)	—	—	—	(526)
Investment contributions	—	—	—	3,500	3,500
Loan guarantee	—	—	—	1,080	1,080
Investment balance October 31, 2018	$1,935	$512	$2,191	$14,060	$18,698
9. Investment in Calavo Growers, Inc.
In June 2005, the Company entered into a stock purchase agreement with Calavo. Pursuant to this agreement, the Company purchased 1,000,000 shares, or approximately 6.9%, of Calavo's common stock for $10,000,000 and Calavo purchased 1,728,570 shares, or approximately 15.1%, of the Company’s common stock for $23,450,000. Under the terms of the agreement, the Company received net cash consideration of $13,450,000. The Company has classified its Calavo investment as available-for-sale.
In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares for a total of $6,433,000, recognizing a gain of $5,033,000. In June and July 2016, the Company sold 60,000 shares, in aggregate, for a total of $4,019,000, recognizing a gain of $3,419,000. In fiscal year 2018, the Company sold 50,000 shares for a total of $4,721,000, recognizing a gain of $4,223,000. These gains are included in other income in the consolidated statements of operations. The Company continues to own 250,000 shares of Calavo's common stock.
Additionally, changes in the fair value of the available-for-sale securities result in unrealized holding gains or losses on shares held by the Company and sales of the available-for-sale securities result in reclassifications of unrealized gains. In fiscal year 2018, the Company recorded unrealized holding gains of $6,765,000 ($4,809,000 net of tax) and reclassification of unrealized gain on securities sold of $4,125,000 ($2,965,000 net of tax). In fiscal year 2017, the Company recorded unrealized holding gains of $4,365,000 ($2,643,000 net of tax). In fiscal year 2016, the Company recorded unrealized holding gains of $2,668,000 ($1,619,000 net of tax) and reclassification of unrealized gain on securities sold of $2,830,000 ($1,719,000 net of tax).

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Other Assets
Other assets consist of the following at October 31 (in thousands):

	2018	2017
Investments in mutual water companies	$5,026	$4,686
Acquired water and mineral rights	3,783	2,655
Deposit for land purchase	593	645
Deferred lease assets and other	396	448
Note receivable	566	625
Revolving funds and memberships	267	265
Acquired trade names, trademarks and customer relationships	2,442	233
Goodwill	1,431	876
	$14,504	$10,433
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
Deferred Lease Assets and Other
Deferred lease assets and other as of October 31, 2018 and 2017 includes $139,000 and $146,000 of deferred rent assets and prepaid lease amounts on pollination equipment of $43,000 and $55,000, respectively.
In addition, deferred lease assets and other as of October 31, 2018 and 2017 includes a patent for an agricultural variety with a carrying value of $71,000 and $84,000, respectively, net of accumulated amortization of $151,000 and $138,000, respectively. Amortization expense associated with the patent was $13,000 for each of the fiscal years 2018, 2017 and 2016.
Note Receivable
In fiscal year 2004, the Company sold a parcel of land in Morro Bay, California that the buyers operate as an avocado orchard. The sale was recognized under the installment method and the resulting gain on the sale of $161,000 was deferred. In connection with the sale, the Company recorded a note receivable of $4,263,000. The note is subordinate to bank financing. Principal of $2,963,000 and interest was paid April 1, 2005 and $112,000 of the deferred gain was recognized as income at that time. The remaining principal balance of $1,300,000 and the related accrued interest was initially payable April 1, 2009; however, the Company and the note holder executed a note extension agreement in March 2009 extending the due date of note until April 1, 2014, which was subsequently extended to April 2028.
In fiscal year 2015, an affiliate of the note holder completed drilling five water wells at certain of the Company’s agricultural properties as non-cash payments on the note. The fair value of the well drilling services was $1,535,000 and the Company recorded a reduction of the note comprised of $711,000 of principal and $824,000 in accrued interest. On August 8, 2017, the note holder made a $10,000 principle payment and the Company and the note holder agreed to extend the maturity date of the note to April 1, 2028 and modify certain of its terms. The modified terms provide for non-cash payments over the term of the note in the form of well drilling services by the note holder’s affiliate, revising the interest rate from LIBOR plus 3.5% to a fixed rate of 4% and require annual interest payments until the maturity date. Combined principal and accrued interest was $566,000 and $625,000 at October 31, 2018 and 2017, respectively. Interest income was $20,000, $23,000, and $23,000 in fiscal years 2018, 2017 and 2016, respectively. The deferred gain was $22,000 at October 31, 2018 and 2017. In December 2017, the note holder’s affiliate completed well drilling services that resulted in a non-cash reduction in the note of $79,000.
Revolving Funds and Memberships
Revolving funds and memberships represent the Company’s investments in various cooperative associations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Other Assets (continued)
Acquired Trade Names, Trademarks, Customer Relationships and Goodwill
The Company acquired $486,000 of trade names and trademarks and $680,000 of goodwill in its acquisition of Associated in September 2013. Additionally, the Company acquired $160,000 of customer relationships with the acquisition of the Yuma packinghouse in June 2014. Customer relationships are amortized over five to eight years and the Company amortized the remaining balance of $24,000 in fiscal year 2018. Accumulated amortization for trade names, trademarks and customer relationships was $474,000 and $390,000 as of October 31, 2018 and 2017, respectively. Amortization expense for trade names, trademarks and customer relationships was $84,000, $85,000 and $83,000 in fiscal years 2018, 2017 and 2016, respectively. Additionally, the Company recognized a fair value adjustment to customer relationships and recorded a $20,000 increase in agribusiness costs and expenses in fiscal year 2016. In February 2017 the Company acquired $196,000 of goodwill with the purchase of PDA. The Company acquired $2,270,000 of trade names and customer relationships and $570,000 of goodwill in its acquisition of Oxnard Lemon in July 2018.
Based on current information, estimated future amortization expense of intangible assets are as follows (in thousands):

2019	$358
2020	358
2021	348
2022	297
2023	297
Thereafter	855
$2,513
11. Accrued Liabilities
Accrued liabilities consist of the following at October 31 (in thousands):

	2018	2017
Compensation	$2,784	$2,367
Property taxes	785	599
Interest	297	327
Deferred rental income and deposits	497	636
Lease expense	378	137
Lemon supplier payables	1,214	166
Capital expenditures, reserves and other	1,769	945
	$7,724	$5,177

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following at October 31 (in thousands):

	2018	2017
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.23% at October 31, 2018, plus 1.85%. On July 1, 2018, the interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$50,888	$74,556

Farm Credit West term loan: the interest rate is variable and was 4.70% at October 31, 2018. The loan is payable in quarterly installments through November 2022.	2,602	3,155

Farm Credit West term loan: the interest rate is variable and was 4.70% at October 31, 2018. The loan is payable in monthly installments through October 2035.	1,122	1,167

Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,172	9,504

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	6,808	7,083

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	6,367	7,730

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,857	2,106

Note Payable: the interest rate ranges from 5.0% to 7.0% and was 5.0% at October 31, 2018. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	—
Subtotal	80,251	105,301
Less deferred financing costs	158	188
Total long-term debt, net	80,093	105,113
Less current portion	3,127	3,030
Long-term debt, less current portion	$76,966	$102,083
On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA ("Farm Credit West") which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018, we amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement.
In May 2018, the Company entered into a Conversion Agreement with Farm Credit West which fixed the interest rate on the Non-Revolving Credit Supplement at 4.77% effective July 1, 2018. The agreement provides for a fee equal to 0.50% of any amounts prepaid under the Non-Revolving Credit Supplement. The Company may prepay any amounts under the Revolving Credit Supplement without penalty.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt (continued)
The interest rate for any amount outstanding under the Supplements is based on the one-month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1, 2019, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022.
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
The Loan Agreement subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31. The Company was in compliance with covenants as of October 31, 2018.
The Supplements provide for maximum borrowings of $115,000,000 and the borrowing capacity based on collateral value was $115,000,000 at October 31, 2018.
In fiscal year 2017 the Company paid and capitalized debt financing costs of $108,000 related to the Loan Agreement and expensed $45,000 of capitalized debt financing costs related to the Rabobank revolving credit facility.
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
The Banco de Chile term loan was assumed with the acquisition of PDA in February 2017. The interest rate is fixed at 6.48%. The loan is payable in eight annual principal and interest payments that began in January 2018. This loan is unsecured.
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
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $2,407,000 and $2,022,000 during the year ended October 31, 2018 and 2017, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $158,000 net of amortization and is included in long-term debt on the Company’s consolidated balance sheet at October 31, 2018.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt (continued)
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2019	$3,127
2020	2,923
2021	3,035
2022	54,041
2023	2,967
Thereafter	14,158
$80,251
13. Derivative Instruments and Hedging Activities
Derivative financial instruments consist of the following at October 31 (in thousands):

	Notional Amount		Fair Value Liability
	2018	2017	2018	2017
Pay fixed-rate, receive floating-rate forward interest rate swap, beginning July 2013 until June 2018	$—	$40,000	$—	$268
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
14. Earnings Per Share
Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were dilutive for fiscal year ended October 31, 2018 and anti-dilutive for fiscal years ended October 31, 2017 and 2016. The computations for basic and diluted net income per common share are as follows (in thousands, except per share amounts):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Earnings Per Share (continued)

	Year ended October 31,
	2018	2017	2016
Basic net income per common share:
Net income applicable to common stock	$19,687	$6,035	$7,430
Effect of unvested, restricted stock	(34)	—	—
Numerator: Net income for basic EPS	19,653	6,035	7,430
Denominator: Weighted average common shares-basic	15,581	14,315	14,168
Basic net income per common share	$1.26	$0.42	$0.52

Diluted net income per common share:
Numerator: Net income for diluted EPS	$20,188	$6,595	$8,058
Denominator: Weighted average common shares-basic	15,581	14,315	14,168
Effect of dilutive unvested, restricted stock and preferred stock	628	—	—
Weighted average common shares-diluted	16,209	14,315	14,168
Diluted net income per common share	$1.25	$0.42	$0.52
Diluted earnings per common share are computed using the more dilutive method of either the two-class method or the treasury method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 70,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings per common share for the fiscal year ended October 31, 2018. Diluted earnings per common share were calculated under the two-class method for fiscal years ended October 31, 2017 and 2016.
15. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $706,000, $724,000 and $749,000 of rental income from employees in fiscal years 2018, 2017 and 2016, respectively. There were no rental payments due from employees at October 31, 2018 and 2017.
The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $1,445,000, $1,230,000 and $1,287,000 in fiscal years 2018, 2017 and 2016, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchased water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $142,000 and $141,000 at October 31, 2018 and 2017, respectively.
The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $1,869,000, $1,843,000 and $1,659,000 from the association in fiscal years 2018, 2017 and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $142,000 and $180,000 at October 31, 2018 and 2017, respectively.
The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and representation on the board of directors of the Company. The Company recorded dividend income of $285,000, $270,000 and $288,000 in fiscal years 2018, 2017 and 2016, respectively, on its investment in Calavo, which is included in other income, net, in the Company’s consolidated statements of operations. The Company paid $432,000, $380,000 and $346,000 of dividends to Calavo in fiscal years 2018, 2017 and 2016, respectively. The Company had $6,576,000, $9,522,000 and $10,767,000 of avocado sales to Calavo in fiscal years 2018, 2017 and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions (continued)
The Company leases office space to Calavo and received rental income of $293,000, $287,000, and $279,000 in fiscal years 2018, 2017 and 2016, respectively. Such amounts are included in rental revenues in the Company’s consolidated statements of operations. No amounts were due to the Company from Calavo at October 31, 2018 or 2017. The Company purchased $367,000, $276,000 and $517,000 of storage services, packed avocados and lemons to sell from Calavo in fiscal years 2018, 2017 and 2016, respectively. Amounts due to Calavo at October 31, 2018 and 2017 were $3,000 and $163,000, respectively.
Certain members of the Company’s board of directors market lemons through the Company. During fiscal years 2018, 2017 and 2016 the aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $2,279,000, $2,441,000 and $2,246,000, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these Board members were $487,000 and $636,000 at October 31, 2018 and 2017, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $96,000, $23,000 and $135,000 of lease expense related to these leases in fiscal years 2018, 2017 and 2016, respectively.
On July 1, 2013, the Company and Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental will be equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. During fiscal years 2018, 2017 and 2016' respectively, $129,000, $123,000 and $92,000 of lease expense was incurred in connection with this lease. A member of the Company’s Board of Directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $55,000, $90,000 and $30,000 to the Company during the years ended October 31, 2018, 2017 and 2016, respectively. Payments due to the law firm were $67,000 and $62,000 at October 31, 2018 and 2017, respectively. The Company incurred lease and farming expenses of $178,000, $144,000 and $120,000 during fiscal years 2018, 2017 and 2016, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.
On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Amounts due to Fenner were $100,000 and $61,000 at October 31, 2018 and October 31, 2017, respectively.
The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest expense to CRG of $3,707,000, $3,959,000 and $4,492,000 for the years ended October 31, 2018, 2017, and 2016, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amount of $374,000, $476,000, and $282,000 during the years ended October 31, 2018, 2017, and 2016, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statement of operations. There was $232,000 and $209,000 due to Associated from CRG at October 31, 2018 and October 31, 2017, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.
The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). In December 2013, Associated entered into an agreement, as amended in December 2014 and 2015, with YMIDD to participate in a Pilot Fallowing Program in which Associated agreed to forego its water allocation for approximately 300 acres of land in exchange for $750 per acre through December 31, 2016. In relation to this program the Company recorded revenues of zero, $34,000 and $201,000 during the years ended October 31, 2018, 2017 and 2016, respectively. These amounts are included in other income, net in the Company’s consolidated statements of operations. Additionally, the Company purchased water in the amount of $213,000, $76,000 and $132,000 during fiscal years 2018, 2017 and 2016, respectively. Such amounts are included in agribusiness expenses in the Company’s consolidated statements of operations. Amounts payable to YMIDD at October 31, 2018 and October 31, 2017 were zero and $10,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions (continued)
The Company has a 1.3% interest in Del Mar as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $163,000, $146,000 and $146,000 during fiscal years 2018, 2017 and 2016, respectively. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were $709,000 and $912,000 at October 31, 2018 and October 31, 2017, respectively and are included in grower’s payable in the Company’s consolidated balance sheets. The Company received distributions of $526,000, $439,000 and $586,000 and recorded equity in earnings of this investment of $493,000, $446,000 and $603,000 during fiscal years 2018, 2017 and 2016, respectively.
On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $1,009,000, $1,038,000 and $266,000 of lemon sales to Rosales in fiscal years 2018, 2017 and 2016, respectively. Additionally, San Pablo recognized $552,000 of lemon and orange sales to Rosales from the Acquisition Date to October 31, 2018. PDA recognized $2,288,000 of lemon and orange sales to Rosales in fiscal year 2018. PDA recognized $1,059,000 of lemon and orange sales to Rosales from the Acquisition Date to the period ended October 31, 2017. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. In fiscal years 2018, 2017 and 2016, the aggregate amount of lemons and oranges procured from Rosales was $7,658,000, $4,283,000 and $2,205,000, respectively. Amounts (payable to) due from Rosales were $(65,000) and $101,000 at October 31, 2018 and 2017, respectively. The Company recorded equity in earnings (losses) of this investment of $584,000, $(9,000) and $248,000 in fiscal years 2018, 2017 and 2016, respectively, and amortization of fair value basis differences of $337,000, $290,000 and $208,000 in fiscal years 2018, 2017 and 2016, respectively. The Company received cash distributions from this equity investment of zero, $273,000 and $56,000 in fiscal years 2018, 2017 and 2016, respectively.
16. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the years ended October 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
United States	$13,099	$11,386	$13,285
Foreign	384	(760)	40
Income before income taxes	$13,483	$10,626	$13,325
The components of the provisions for income taxes for fiscal years 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Current:
Federal	$35	$(1,217)	$1,736
State	(444)	(527)	(749)
Foreign	(169)	(41)	(59)
Total current (provision) benefit	(578)	(1,785)	928

Deferred:
Federal	7,393	(2,282)	(5,942)
State	(212)	(238)	(253)
Foreign	126	228	—
Total deferred benefit (provision)	7,307	(2,292)	(6,195)
Total benefit (provision)	$6,729	$(4,077)	$(5,267)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)
The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of remeasuring deferred tax assets and liabilities, the dividend exclusion and state income taxes.
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Labor accruals	$194	$286
State income taxes	97	191
Net operating losses	706	—
Prepaid insurance and other	457	442
Impairments of real estate development assets	1,557	3,186
Derivative instruments	—	105
Minimum pension liability adjustment	644	1,512
Amortization	203	360
Total deferred income tax assets	3,858	6,082
Deferred income tax liabilities:
Property taxes	(165)	(234)
Depreciation	(13,230)	(15,114)
Book and tax basis difference of acquired assets	(9,886)	(14,444)
Unrealized net gain on Calavo investment	(5,830)	(7,490)
Other	(119)	(215)
Total deferred income tax liabilities	(29,230)	(37,497)
Net deferred income tax liabilities	$(25,372)	$(31,415)
At October 31, 2018, the Company had federal net operating loss carry-forwards of approximately $3.1 million. The federal net operating loss is carried forward indefinitely.
The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2018, 2017 and 2016 ($ in thousands):

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$(3,125)	(23.3)%	$(3,613)	(34.0)%	$(4,530)	(34.0)%
State income tax, net of federal benefit	(768)	(5.7)%	(580)	(5.5)%	(733)	(5.5)%
Dividend exclusion	49	0.4%	67	0.6%	72	0.5%
Production deduction	—	—	148	1.4%	50	0.4%
Tax law change	10,295	76.4%	—	—	—	—
Other permanent items	278	2.1%	(99)	(0.9)%	(126)	(0.9)%
Total income tax benefit (provision)	$6,729	49.9%	$(4,077)	(38.4)%	$(5,267)	(39.5)%
At October 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)
The Company files income tax returns in the U.S., California, Arizona and Chile. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2018.
The Tax Cuts and Jobs Act ("the Tax Act") was enacted on December 22, 2017. The Tax Act includes a number of changes to existing tax laws that impact the Company, most notably it reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and accelerates depreciation for certain assets acquired and placed in service after September 27, 2017. The Tax Act also includes prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest, and capitalization of research and development expenditures. The Tax Act includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. In addition, the Tax Act includes a provision which provides a benefit for foreign derived intangible income (“FDII”). The Tax Act is generally effective January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions will apply to the Company’s 2019 fiscal year. As of October 31, 2018, the Company has made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances.
In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.
Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was $10,295,000 and is included as a component of income tax expense from continuing operations.
Foreign tax effects: The one-time transition tax is based on the total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. In aggregate, the Company has a cumulative deficit in post-1986 E&P from its specified foreign corporations. Accordingly, no provisional amount was recorded as of October 31, 2018.
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
The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $600,000 and $725,000 for fiscal years 2018 and 2017, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.
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
The components of net periodic benefit cost for the Plan for fiscal years 2018 and 2017 were as follows (in thousands):

	2018	2017
Administrative expenses	$254	$306
Interest cost	770	775
Expected return on plan assets	(1,071)	(1,053)
Prior service cost	45	45
Amortization of net loss	700	833
Net periodic benefit cost	$698	$906
Following is a summary of the Plan’s funded status as of October 31, (in thousands):

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$22,268	$22,439
Administrative expenses	254	306
Interest cost	770	775
Benefits paid	(1,555)	(1,425)
Actuarial (gain) loss	(2,096)	173
Benefit obligation at end of year	$19,641	$22,268

Change in plan assets:
Fair value of plan assets at beginning of year	$18,410	$16,820
Actual return on plan assets	(218)	2,290
Employer contributions	600	725
Benefits paid	(1,555)	(1,425)
Fair value of plan assets at end of year	$17,237	$18,410

Reconciliation of funded status:
Fair value of plan assets	$17,237	$18,410
Benefit obligations	19,641	22,268
Net plan obligations	$(2,404)	$(3,858)

Amounts recognized in statements of financial position:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(2,404)	(3,858)
Net obligation recognized in statements of financial position	$(2,404)	$(3,858)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(233)	$(277)
Net loss	(5,418)	(6,926)
Accumulated other comprehensive loss	(5,651)	(7,203)
Accumulated contributions in excess of net periodic benefit cost	3,247	3,345
Net deficit recognized in statements of financial position	$(2,404)	$(3,858)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31, (in thousands):

	2018	2017
Changes recognized in other comprehensive income:
Net gain arising during the year	$(807)	$(1,064)
Amortization of prior service cost	(45)	(45)
Amortization of net loss	(700)	(833)
Total recognized in other comprehensive income	$(1,552)	$(1,942)

Total recognized in net periodic benefit and other comprehensive income	$(854)	$(1,036)
Presented below is the October 31, year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year (in thousands):

2018
Initial net asset (obligation)	$—
Prior service cost	(45)
Net loss	(402)
Total	$(447)
The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2018	2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.40%	3.60%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.60%	3.60%
Expected return on plan assets	6.21%	6.24%

Additional year-end information:
Projected benefit obligation	$19,641	$22,268
Accumulated benefit obligation	$19,641	$22,268
Fair value of plan assets	$17,237	$18,410
Benefit payments are expected to be paid during the following fiscal years (in thousands):

2019	$1,268
2020	1,270
2021	1,283
2022	1,301
2023	1,340
2024-2027	6,719
$13,181

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
The following table sets forth the Plan’s assets as of October 31, 2018, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$187	$—	$—	$187
Mutual funds	1,245	—	—	1,245
Pooled funds	—	15,805	—	15,805
	$1,432	$15,805	$—	$17,237
The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2018, 2017 and 2016, the Company contributed to the plan and recognized expenses of $823,000, $774,000 and $823,000, respectively.
18. Other Long-Term Liabilities
Other long-term liabilities consist of the following at October 31, (in thousands):

	2018	2017
Minimum pension liability	$2,404	$3,858
Loan guarantee	1,080	—
Deferred gain and other	163	62
	$3,647	$3,920
19. Operating Lease Income
The Company rents certain of its assets under net operating lease agreements ranging from one month to 20 years. The cost of land subject to agricultural land leases was $1,275,000 at October 31, 2018. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $22,474,000 and $7,559,000, respectively, at October 31, 2018. The Company’s rental operations revenue includes contingent rental revenue of $324,000, $251,000 and $195,000 for fiscal years 2018, 2017 and 2016, respectively.
The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2018, are as follows (in thousands):

2019	$1,138
2020	453
2021	313
2022	323
2023	278
Thereafter	569
$3,074
20. Commitments and Contingencies
Operating Leases
The Company has operating leases for agricultural land, packinghouse equipment, and photovoltaic generators. Total lease expense for fiscal years 2018, 2017 and 2016 was $2,028,000, $1,878,000 and $2,049,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Commitments and Contingencies (continued)
Operating Leases (continued)
During fiscal year 2008, the Company entered into a contract with Perpetual Power, LLC (“Perpetual”) to install a 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s lemon packinghouse operations. The facility became operational in October 2008. Farm Credit West provided financing for the generator and upon completion of the construction Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West. In October 2018, the Company purchased the generator from Farm Credit West for $1,125,000.
Additionally, in fiscal year 2008, the Company entered into a contract with Perpetual to install a second 1,000 KW photovoltaic generator in order to provide electrical power for the Company’s farming operations in Ducor, California. Farm Credit West provided the financing for the generator and when construction was completed, Perpetual sold the generator to Farm Credit West. The Company then signed a 10-year operating lease agreement with Farm Credit West for this facility. In December 2018, the Company purchased the generator from Farm Credit West for $1,275,000. The generator in Ducor, California became operational in December 2008. Included in prepaid expenses and other current assets in the Company’s consolidated balance sheets is $17,000 and $220,000 at October 31, 2018 and 2017, respectively of deferred rent assets related to the Company’s Ducor solar lease as the minimum lease payments exceed the straight-line rent expense during the earlier terms of the lease.
In January 2012, the Company entered into a series of operating leases for approximately 1,000 acres of lemon, orange, specialty citrus and other crop orchards in Lindsay, California. Each of the leases is for ten-year terms and provides for four 5-year renewal options with an aggregate base rent of approximately $500 per acre. The leases also contain profit share arrangements with the landowners as additional rent on each of the properties and a provision for the potential purchase of the properties by the Company in the future. The Company purchased substantially all of the leased acreage in September and December 2015. The Company incurred lease expense of $201,000, $152,000 and $202,000 in fiscal years 2018, 2017 and 2016.
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
On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. The Company incurred lease expenses of $129,000, $123,000 and $92,000 in fiscal years 2018, 2017 and 2016. Payments due to Fenner were $100,000 and $61,000 at October 31, 2018 and 2017, respectively.
Minimum future lease payments are as follows (in thousands):

2019	$522
2020	495
2021	496
2022	438
2023	156
Thereafter	2,092
$4,199
Letters of Credit
The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2018, there was one outstanding letter of credit for $85,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Commitments and Contingencies (continued)
Litigation and Legal Proceedings
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
22. Stockholders’ Equity
Series A Junior Participating Preferred Stock and Shareholder Rights Agreement
During fiscal year 2007, the Company entered into a shareholder rights agreement with the Bank of New York acting as rights agent. In connection with this agreement, on October 31, 2006, the Company designated 20,000 shares of preferred stock as Series A Junior Participating Preferred Stock at $0.01 par value (the “Series A Stock”). Additionally, on October 31, 2006, the Company declared a dividend to be distributed on December 20, 2006, to each holder of record of the Company’s common stock the right to purchase one one-hundredth of a share of Series A Stock. If a triggering event occurred, the Board of Directors had the option to allow rights holders to exercise their rights. The shareholder rights agreement, and the rights thereunder, expired by its terms on December 19, 2016.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. Stockholders’ Equity (continued)
Stock-based compensation (continued)
In December 2018, 40,094 shares of common stock with a per share value of $18.74 were granted to management under the Stock Plan for fiscal year 2018 performance, resulting in total compensation expense of approximately $751,000, with $343,000 recognized in the year ended October 31, 2018 and the balance to be recognized over the next two years as the shares vest. In December 2017, 41,291 shares of common stock with a per share value of $22.86 were granted to management under the Stock Plan for fiscal year 2017 performance, resulting in a total compensation expense of approximately $944,000, with $605,000 recognized in the year ended October 31, 2017 and the balance to be recognized over the next two years as the shares vest. In December 2016, 44,688 shares of common stock with a per share value of $19.92 were granted to management under the Stock Plan for fiscal year 2016 performance, resulting in total compensation expense of approximately $890,000, with $544,000 recognized in the year ended October 31, 2016 and the balance to be recognized over the next two years as the shares vest.
Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

Performance	Shares	Year Ended October 31,
Year	Granted	2018	2017	2016
2014	42,085	$—	$—	$352
2015	27,424	—	144	140
2016	44,688	98	256	544
2017	41,291	219	605	—
2018	130,094	742	—	—
		$1,059	$1,005	$1,036
During fiscal years 2018, 2017 and 2016, respectively, members of management exchanged 24,252, 14,773 and 12,433 shares of common stock with fair value of $570,000, $294,000 and $190,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. Additionally, in fiscal year 2018, the Company repurchased 15,330 shares from a retired member of management for $86,000 per the terms of a discontinued stock plan.
During fiscal years 2018, 2017 and 2016, respectively, 14,033, 18,956 and 21,905 shares of common stock were issued to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $309,000, $323,000 and $273,000 of stock-based compensation in fiscal years 2018, 2017 and 2016, respectively.
In December 2018, the Company granted 90,000 shares of common stock with a per share price of $19.84 to key executives under the Stock Plan, resulting in a total compensation expense of approximately $1,786,000 to be recognized equally over the next three years as the shares vest. In December 2017, the Company granted 90,000 shares of common stock with a per share price of $22.19 to key executives under the Stock Plan, resulting in a total compensation expense of approximately $1,997,000 to be recognized equally over the next five years as the shares vest.
A summary of restricted stock activity, related to the Stock Plan, is as follows ($ thousands, except for grant price amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2017	57,477	$18.83
Vested	(62,056)	$19.50
Forfeited	—	$—
Granted	130,861	$22.40
Outstanding at October 31, 2018	126,282	$22.04	$3,113

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. Stockholders’ Equity (continued)
Dividend
On December 18, 2018, the Company declared a $0.075 per share dividend which is to be paid on January 15, 2019 in the aggregate amount of $1,332,000 to common shareholders of record as of December 31, 2018.
23. Public Offering of Common Stock
In June 2018, the Company completed the sale of an aggregate of 3,136,362 shares of our common stock, at a price of $22.00 per share, to a limited number of institutional and other investors in a registered offering under the shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis as of June 25, 2018. Upon completion of the offering and issuance of common stock, the Company had 17,669,314 shares of common stock outstanding. The gross proceeds of the offering totaled $69,000,000 and after an underwriting discount of $4,485,000 and other offering expenses of $418,000, the net proceeds received by the Company were $64,097,000.
24. Fruit Growers Supply Cooperative
The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2018, and 2017, the Company has been allocated $729,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received no dividends in fiscal years 2018, 2017 or 2016.
During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2018 was $251,000.
25. Segment Information
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
Prior to October 31, 2017, the Company combined its fresh lemons and lemon packing segments into one reportable segment called lemon operations. During 2017, following the completion and start-up activities of its new lemon packinghouse in 2016, the Company and its chief operating decision maker have emphasized the strategic importance and financial performance of its lemon packing operations and expanded processing volume with a focus on increasing the quantity of lemons procured from third-party growers. As a result, during the fourth quarter of 2017, the Company separated its lemon operations segment into two segments: fresh lemons and lemon packing. This change was made to align operating segments with the basis that the chief operating decision maker uses to review financial information to make decisions, assess performance, develop strategy and allocate capital resources. Additionally, the Company determined that avocados, which was previously aggregated in the other agribusiness

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25. Segment Information (continued)
segment, should be a separate reportable segment based upon the Company’s chief operating decision maker’s review of its operating results. Prior period disclosures have been recast to present results on a comparable basis.
In October 2016, the Company re-purposed Windfall Farms from a real estate development project to an agricultural ranch and reclassified $26,779,000 of real estate development assets to property, plant and equipment. Windfall Farms was reclassified to the other agribusiness reportable segment from the real estate development segment in October 2016. Windfall Farms had limited real estate development activities prior to October 2016, with operating costs consisting primarily of property maintenance and taxes being the main components of its operating results.
Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$—	$—	$129,392
Intersegment revenue	—	19,971	(19,971)	—	—	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	—	—	129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	3,307	1,685	15,800	112,631
Depreciation and amortization	—	—	—	—	—	6,244	778	—	253	7,275
Operating Income	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$963	$(1,685)	$(16,053)	$9,486
Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$85,439	$8,760	$—	$9,522	$12,148	$115,869	$5,440	$—	$—	$121,309
Intersegment revenue	—	19,156	(19,156)	—	—	—	—	—	—	—
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	—		121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	—	—	—	—	—	5,489	762	—	216	6,467
Operating Income	$18,025	$6,349	$—	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863
Segment information for fiscal year 2016 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$80,437	$4,830	$—	$10,767	$10,096	$106,130	$5,603	$56	$—	$111,789
Intersegment revenue	—	17,123	(17,123)	—	—	—	—	—	—	—
Total net revenues	80,437	21,953	(17,123)	10,767	10,096	106,130	5,603	56		111,789
Costs and expenses	61,742	21,939	(17,123)	4,619	8,106	79,283	2,885	2,006	13,088	97,262
Depreciation and amortization	—	—	—	—	—	4,321	732	55	231	5,339
Operating Income	$18,695	$14	$—	$6,148	$1,990	$22,526	$1,986	$(2,005)	$(13,319)	$9,188

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25. Segment Information (continued)
The following table sets forth revenues by category, by segment for fiscal years 2018, 2017 and 2016 (in thousands):

	Year Ended October 31,
	2018	2017	2016
Fresh lemon	$94,840	$85,439	$80,437
Lemon packing	28,961	27,916	21,953
Intersegment revenue	(19,971)	(19,156)	(17,123)
Lemon revenues	103,830	94,199	85,267

Avocados	6,576	9,522	10,767

Navel and Valencia oranges	8,884	7,099	6,143
Specialty citrus and other crops	5,054	5,049	3,953
Other agribusiness revenues	13,938	12,148	10,096
Agribusiness revenues	124,344	115,869	106,130

Residential and commercial rentals	3,472	3,589	3,555
Leased land	1,252	1,440	1,755
Organic recycling and other	324	411	293
Rental operations revenues	5,048	5,440	5,603

Real estate development revenues	—	—	56
Total revenues	$129,392	$121,309	$111,789
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
27. Subsequent Events
The Company has evaluated events subsequent to October 31, 2018 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control over Financial Reporting” on page 60 and “Reports of Independent Registered Public Accounting Firm” on pages 61-63.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2018 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Acquisition of Oxnard Lemon. We have excluded Oxnard Lemon's operations from our management’s report on internal control over financial reporting as we continue to evaluate their internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.
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
Item 14. Principal Accountant's Fees and Services
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at October 31, 2018 and 2017
Consolidated Statements of Operations for the years ended October 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended October 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page E-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2019.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on January 14, 2019, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Chief Financial Officer, Treasurer
Mark Palamountain	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Edgar Terry	Director
Edgar Terry

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

2.1
Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.2
Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.3
Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

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

10.9
Amendment to Amended and Restated Line of Credit Agreement, dated May 12, 2009, between Limoneira Company and Rabobank, N.A. (Incorporated by reference to exhibit 10.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.10
Second Amendment to Amended and Restated Line of Credit Agreement, dated November 14, 2011, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 17, 2011 (File No. 001-34755))

10.11
Third Amendment to Amended and Restated Line of Credit Agreement, dated March 19, 2014, between Limoneira Company and Rabobank N.A. (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 2, 2014 (File No. 001-34755))

10.12
Revolving Equity Line of Credit Promissory Note and Loan Agreement, dated October 28, 1997, between Limoneira Company and Farm Credit West, FLCA (as successor by merger to Central Coast Federal Land Bank Association) (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.13
Promissory Note and Loan Agreement, dated April 23, 2007, between Farm Credit West, FLCA and Limoneira Company (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.14
Promissory Note and Loan Agreement, dated September 23, 2005, among Farm Credit West, FLCA and Windfall Investors, LLC (Incorporated by reference to exhibit 10.12 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.15
Master Loan Agreement, dated May 1, 2012, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 2, 2012 (File No. 001-34755))

10.16
Promissory Note and Supplement to Master Loan Agreement, dated May 1, 2012, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed, May 2, 2012 (File No. 001-34755))

10.17†
Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan, as amended on March 28, 2017 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

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

Exhibit No.	Description

10.35
General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.36
Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.37
Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.38
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.39
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.40
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.41
Interim Funding Agreement, dated December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

10.42
Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.43
Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.44
Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 18, 2016 (File No. 001-34755)

10.45
Lease Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.46
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed, November 16, 2015 (File No. 001-34755)

10.47†
Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

Exhibit No.	Description

10.48
Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, file June 21, 2017 (File No. 001-34755))

10.49
Revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.50
Non-revolving credit facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-24755))

10.51†
Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 29, 2018 (File No. 001-34755))

10.52
Revolving Credit Facility Supplement, dated January 29, 2018, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2018 (File No. 001-34755))

10.53
Line of Credit Loan Agreement, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.54
Unsecured Line of Credit Promissory Note, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.55
Guaranty Agreement, dated February 22, 2018, by and among Richard A. Lewis, individually and as Trustee of the Richard A. Lewis Revocable Trust u/d/t dated August 16, 2004 , Robert E. Lewis, individually and as Trustee of the Robert E. Lewis Revocable Trust u/d/t dated August 17, 2004, Roger G. Lewis, individually and as Trustee of the Roger G. Lewis Revocable Trust u/d/t dated August 20, 2004, Randall W. Lewis, individually and as Trustee of the Randall W. Lewis Revocable Trust u/d/t dated September 1, 2006, and Limoneira Company (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.56†
Form of Restricted Share Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 11, 2018 (File No. 001-34755))

10.57
Asset Purchase Agreement, dated July 24, 2018, by and between Limoneira Company and Oxnard Lemon Associates, Ltd. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2018 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certificate of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

Exhibit No.	Description

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes management contracts and compensatory plans or arrangements.
#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.