Form 10-Q
period 2019-01-31
Limoneira CO
filed 2019-03-12
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

 As of February 28, 2019, there were 17,772,753 shares outstanding of the registrant’s common stock.

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

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crisis;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission (the "SEC").

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “Limoneira”, “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	January 31, 2019	October 31, 2018
Assets
Current assets:
Cash	$1,280	$609
Accounts receivable, net	19,617	14,116
Cultural costs	2,527	5,413
Prepaid expenses and other current assets	12,902	10,528
Income taxes receivable	391	378
Total current assets	36,717	31,044

Property, plant and equipment, net	229,694	225,681
Real estate development	15,942	107,162
Equity in investments	55,826	18,698
Investment in Calavo Growers, Inc.	20,340	24,250
Other assets	14,947	14,504
Total Assets	$373,466	$421,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,987	$6,134
Growers payable	11,058	10,089
Accrued liabilities	4,777	7,724
Current portion of long-term debt	2,873	3,127
Total current liabilities	26,695	27,074
Long-term liabilities:
Long-term debt, less current portion	94,001	76,966
Deferred income taxes	24,014	25,372
Other long-term liabilities	3,498	3,647
Sale-leaseback deferral	—	58,330
Total liabilities	148,208	191,389
Commitments and contingencies	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2019 and October 31, 2018) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2019 and October 31, 2018) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued and outstanding at January 31, 2019 and October 31, 2018)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,772,753 and 17,647,135 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively)	178	176
Additional paid-in capital	159,552	159,071
Retained earnings	58,402	50,354
Accumulated other comprehensive (loss) income	(4,263)	8,965
Noncontrolling interest	579	574
Total stockholders’ equity	214,448	219,140
Total liabilities and stockholders’ equity	$373,466	$421,339
The accompanying notes are an integral part of these unaudited consolidated financial statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended January 31,
	2019	2018
Net revenues:
Agribusiness	$40,800	$30,333
Rental operations	1,218	1,260
Real estate development	—	—
Total net revenues	42,018	31,593
Costs and expenses:
Agribusiness	38,916	28,162
Rental operations	1,079	1,065
Real estate development	28	30
Selling, general and administrative	5,015	4,074
Total costs and expenses	45,038	33,331
Operating loss	(3,020)	(1,738)
Other income (expense):
Interest income (expense), net	147	(510)
Equity in earnings of investments	42	43
Unrealized loss on stock in Calavo Growers, Inc.	(3,910)	—
Other income, net	304	241
Total other income (expense)	(3,417)	(226)

Loss before income tax benefit	(6,437)	(1,964)
Income tax benefit	1,761	10,587
Net (loss) income	(4,676)	8,623
(Income) loss attributable to noncontrolling interest	(17)	2
Net (loss) income attributable to Limoneira Company	(4,693)	8,625
Preferred dividends	(125)	(125)
Net (loss) income attributable to common stock	$(4,818)	$8,500

Basic net (loss) income per common share	$(0.28)	$0.59

Diluted net (loss) income per common share	$(0.28)	$0.58

Dividends per common share	$0.08	$0.06

Weighted-average common shares outstanding-basic	17,488,000	14,466,000
Weighted-average common shares outstanding-diluted	17,488,000	14,984,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2019	2018
Net (loss) income	$(4,676)	$8,623
Other comprehensive income, net of tax:
Foreign currency translation adjustments	895	243
Minimum pension liability adjustment, net of tax of $27 and $51	74	124
Unrealized holding gains on security available-for-sale, net of tax of $0 and $1,169	—	2,821
Unrealized gains from derivative instrument, net of tax of $0 and $42	—	103
Total other comprehensive income, net of tax	969	3,291
Comprehensive (loss) income	(3,707)	11,914
Comprehensive (income) loss attributable to noncontrolling interest	(12)	23
Comprehensive (loss) income attributable to Limoneira Company	$(3,719)	$11,937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2019	2018
Operating activities
Net (loss) income	$(4,676)	$8,623
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,126	1,690
(Gain) loss on disposals of assets	(22)	99
Gain on sales of real estate development assets	—	(25)
Stock compensation expense	789	708
Equity in earnings of investments	(42)	(43)
Deferred income taxes	(1,434)	(10,587)
Amortization of deferred financing costs	8	7
Accrued interest on notes receivable	(39)	(30)
Unrealized loss on stock in Calavo Growers, Inc.	3,910	—
Changes in operating assets and liabilities:
Accounts receivable	(4,983)	(2,523)
Cultural costs	2,914	2,116
Prepaid expenses and other current assets	(2,491)	(1,064)
Income taxes receivable	(13)	—
Other assets	90	(45)
Accounts payable and growers payable	2,421	(2,872)
Accrued liabilities	(3,003)	(1,145)
Other long-term liabilities	(48)	24
Net cash used in operating activities	(4,493)	(5,067)

Investing activities
Capital expenditures	(5,098)	(2,033)
Net proceeds from sales of real estate development assets	—	1,543
Agriculture property acquisition	(397)	—
Collections of installments on note receivable	150	—
Equity investment contributions	(4,000)	(3,500)
Investments in mutual water companies	(460)	(6)
Net cash used in investing activities	(9,805)	(3,996)

Financing activities
Borrowings of long-term debt	35,970	27,959
Repayments of long-term debt	(19,262)	(17,425)
Dividends paid – common	(1,332)	(908)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(305)	(401)
Net cash provided by financing activities	14,946	9,100
Effect of exchange rate changes in cash	23	17
Net increase in cash	671	54
Cash at beginning of period	609	492
Cash at end of period	$1,280	$546

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three Months Ended January 31,
	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$900	$764
Cash paid during the period for income taxes, net of (refunds)	$—	$—
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$—	$(3,990)
(Decrease) increase in real estate development and sale-leaseback deferral	$(58,330)	$2,726
Reclassification from real estate development to equity in investments	$(33,353)	$—
Non-cash issuance of note receivable	$—	$3,000
Non-cash reduction of note receivable	$—	$68
Capital expenditures accrued but not paid at period-end	$233	$234
Accrued contribution obligation of investment in water company	$450	$315
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31

In December 2018, the Company terminated its lease agreement with the Joint Venture (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the Joint Venture from real estate development to equity in investments as further described in Note 8 - Real Estate Development.

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

The unaudited interim consolidated financial statements for the and three months ended January 31, 2019 and 2018 and balance sheet as of January 31, 2019 included herein have not been audited by an independent registered public accounting firm, but in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary to make a fair statement of the financial position at January 31, 2019 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended January 31, 2019 are not necessarily indicative of the operating results expected for the full fiscal year.

The consolidated balance sheet at October 31, 2018 included herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules or regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

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

The unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The unaudited interim consolidated financial statements represent the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive (loss) income and consolidated statements of cash flows of Limoneira Company and its wholly-owned subsidiaries. The Company’s material subsidiaries include: Limoneira Mercantile, LLC, Windfall Investors, LLC (“Windfall”), Templeton Santa Barbara, LLC, Associated Citrus Packers, Inc. (“Associated”), Limoneira Chile, SpA, Limoneira EA1 Land, LLC, San Pablo and PDA, in which the Company has a 90% ownership interest. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidation, and the effect of variable interest entities, in its consolidation process. These unaudited interim consolidated financial statements should be read in conjunction with the notes thereto included in this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Revenue Recognition

On November 1, 2018, the Company adopted FASB – Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services by using the modified-retrospective method applied to those contracts that were not completed as of November 1, 2018. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard. Comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods. See Note 2 - Summary of Significant Accounting Policies, of the notes to the consolidated financial statements in the Annual Report on Form 10-K for the year ended October 31, 2018.

The Company determined the appropriate method by which it recognizes revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with its customers. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract, and each performance obligation is valued based on its estimated relative standalone selling price.

The Company recognizes the majority of its revenue at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for estimated customer discounts or concessions, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Upon adoption, the Company changed the accounting of certain brokered fruit sales in which it obtains physical possession and control of the fruit prior to delivery to the end customer. Under previous guidance, the Company was considered an agent and recorded revenues for these types of brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, the Company is considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

This change resulted in agribusiness revenue and agribusiness costs and expenses of $294,000 and $252,000, respectively, during the three months ended January 31, 2019. Had it used the previous revenue recognition guidance, the Company would have recorded net agribusiness revenue of $42,000. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard. The Company's accounting policies under ASU 2014-09 were applied prospectively and are noted above.

Agribusiness revenue - Revenue from lemon sales is generally recognized at a point in time FOB shipping point, upon the transfer of legal title and when the customer takes possession of the fruit from the Company’s packinghouse. The Company has elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

The Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. The Company delivers all of its avocado production from its orchards to Calavo. These avocados are then packed by Calavo at its packinghouse and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. The Company’s arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to its arrangement with Calavo. The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.

Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month or harvest period. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. The Company estimates the variable consideration using the most likely amount method, with the most likely amount being the quantities actually shipped extended by the prices reported by Calavo and other third-party packinghouses. Revenue is recognized at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., Calavo and other third-party packinghouses obtain control) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. In such instances the Company has the present right to payment and Calavo and other third-party packinghouses have the present right to direct the use of, and obtain substantially all of the remaining benefits from, the delivered fruit. The Company does not expect that there is a high likelihood that a significant reversal in the amount of cumulative revenue recognized in the early periods of the pool will occur once the final pool prices have been reported by the packinghouses. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly or harvest period pools are closed.

The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit. The Company bears inventory risk until product is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue as they are not for distinct services. The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products. In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statements of operations.

The Company has entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, the Company obtains physical possession and control of the fruit prior to delivery to the end customer, has the exclusive ability to direct the use of, and obtains substantially all of the remaining benefits from the fruit, and is therefore acting as a principal. As such, the Company records the related revenue and costs of the fruit gross in the consolidated statement of operations. Revenue under these brokered fruit sales was $294,000 for the three months ended January 31, 2019. In other brokerage arrangements, the Company does not take physical possession of the fruit, but acts as an agent and arranges for the transfer directly from the third-party international packinghouses to the end customers. The Company earns commissions on these brokered fruit sales, which are recorded net and were $66,000 and $23,000 for the three months ended January 31, 2019 and 2018, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment.

Rental Revenue - Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by the Company and are based on fees collected by the lessee. Such revenues are recognized when actual results, based on collected fees reported by the tenant, are received. The Company's rental arrangements generally require payment on a monthly or quarterly basis.

Real Estate Development Revenue - The Company recognizes revenue on real estate development projects with customers at a point in time (i.e., the closing) when the Company satisfies the single performance obligation and transfer control of such real estate to a buyer. The transaction price, which is the amount of consideration the Company receives upon delivery of the completed real estate to the buyer, is allocated to this single obligation and is received at closing. Real estate development projects with non-customers are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

Foreign Currency Translation

San Pablo and Fruticola Pan de Azucar S.A. (“PDA”) functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income ("AOCI").

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the January 31, 2019 presentation.

Recent Accounting Pronouncements
FASB – ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

Recent Accounting Pronouncements (continued)

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

The Company adopted this new standard as of November 1, 2018 by using the modified-retrospective method. There was no net effect of applying the standard and therefore no cumulative adjustment to retained earnings was necessary at the date of initial application. See revenue recognition policy described above.

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
ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company’s adoption of this ASU on November 1, 2018 resulted in a cumulative-effect adjustment to the statement of financial position, with the Company reclassifying unrealized holding gains of $15,920,000 net of taxes, in Calavo common stock from the prior years to retained earnings from AOCI at the date of adoption. In addition, the change in the fair value of Calavo common stock has been disclosed as a separate line item in the statement of operations.
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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2020. The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU. Note 20 – Commitments and Contingencies in the notes to consolidated financial statements included in the Company's fiscal year 2018 Annual Report on Form 10-K describes its operating lease arrangements as of October 31, 2018.

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

This amendment is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendment should be applied prospectively as of the beginning of the period of adoption. The Company early adopted this ASU during the quarter ended July 31, 2018 and as a result, the purchase of San Pablo in the fiscal year 2018 was accounted for as an acquisition of assets.

FASB Accounting Standards Update No. 2017-04 -Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. This amendment also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

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

The amendment is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this ASU during the first quarter of fiscal year 2019 had no material impact on its consolidated financial statements.

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

This amendment refines and expands hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The amendment is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

FASB ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the "2017 Act") (or portion thereof) is recorded.

The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company early adopted this ASU on November 1, 2018, and as a result recorded a cumulative-effect reclassification in the statement of financial position from prior years to retained earnings from AOCI at the date of adoption as of the beginning of the fiscal year of $1,724,000 related to the investment in Calavo and pension liability.

The Company uses a portfolio approach to release the income tax effects in AOCI related to its equity securities. Under this approach, the income tax effects are released from AOCI upon the sale of an equity security based on the enacted tax rate at the date of sale. Any tax effects remaining in AOCI are released only when the entire portfolio of the equity securities is liquidated, sold or extinguished.

FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This amendment clarifies Topic 820 by removing, modifying and adding disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

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
FASB ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
This amendment adds removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.

For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

SEC Amendments to Certain Disclosure Requirements

In August 2018, the SEC adopted amendments to certain disclosure requirements for a number of SEC rules, including Rule 3-04 of Regulation S-X. Rule 3-04 requires that a public registrant’s Form 10-Q include a reconciliation of changes in stockholders’ equity for each period for which a statement of comprehensive income is required to be filed. These amendments are effective for interim periods beginning after November 5, 2018, therefore the Company plans to include a separate statement of stockholders’ equity in its Form 10-Q for the second quarter of fiscal year 2019.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions
Agriculture Property Acquisition

In January 2019, the Company purchased land for use as a citrus orchard for a cash purchase price of $397,000. The acquisition was for 26 acres of agricultural property adjacent to the Company’s orchards in Lindsay, California. This agriculture property acquisition was included in property, plant and equipment on the Company’s consolidated balance sheets as of January 31, 2019.

San Pablo

On July 18, 2018, the Company completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13,000,000. The San Pablo ranch consists of 3,317 acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production. This acquisition was accounted for as an asset purchase and was included in property, plant and equipment in the Company’s consolidated balance sheet at October 31, 2018. In addition, transaction costs of $111,000 were capitalized as part of total acquisition costs.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation, which is considered a Level 3 fair value measurement under FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

Cultural costs	$579
Land and land improvements	9,114
Buildings and equipment	207
Orchards	2,058
Water rights	1,153
Total assets acquired	$13,111

The unaudited, proforma consolidated statement of operations as if San Pablo had been included in the consolidated results of the Company for the year ended October 31, 2018 results in revenue of $130,262,000 and net income of $18,785,000.

Business Combinations

Oxnard Lemon

On July 24, 2018, the Company and Oxnard Lemon Associates, Ltd., a California limited partnership (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on July 26, 2018 (the “Initial Closing Date”), the Company acquired certain tangible assets of seller, including a packinghouse and related land (“Oxnard Lemon”), for a purchase price of $24,750,000 (the “Initial Acquisition”). Pursuant to the Purchase Agreement, the closing on the purchase and sale of the intangible assets of Seller, including Seller’s trade names, trademarks and copyrights, took place on October 31, 2018 (the “Final Closing Date”), at which point an additional $250,000 in purchase price was paid to Seller by the Company. The aggregate purchase price for the tangible assets and the intangible assets provided in the Purchase Agreement was $25,000,000. Additionally, the Purchase Agreement provided that Seller lease back the tangible assets from the Company until the Final Closing Date, pursuant to a lease executed on the Initial Closing Date. Transaction costs of $142,000 were included in selling, general and administrative expense.

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
The unaudited, proforma consolidated statement of operations as if Oxnard Lemon had been included in the consolidated results of the Company for the year ended October 31, 2018 in revenue of $142,253,000 and net income of $19,728,000.

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2019 and October 31, 2018, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

January 31, 2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$20,340	$—	$—	$20,340

October 31, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$24,250	$—	$—	$24,250

Equity securities consist of marketable securities in Calavo common stock. At January 31, 2019 and October 31, 2018, the Company owned 250,000 shares, representing approximately 1.4% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices and changes in fair value are included in the statement of operations subsequent to the adoption of ASU 2016-01. Calavo’s stock price at January 31, 2019 and October 31, 2018 was $81.36 and $97.00 per share, respectively. Prior to the adoption of ASU 2016-01, these equity securities were classified as available-for-sale securities and changes in fair value were recorded in AOCI net of tax.

5. Accounts Receivable
The Company grants credit in the course of its operations to customers, cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables, as required, based on accounts receivable aging and certain other factors. As of January 31, 2019 and October 31, 2018 the allowances totaled $643,000 and $563,000, respectively.

6. Concentrations
Lemons procured from third-party growers were 59% and 53% of lemon supply in the three months ended January 31, 2019 and 2018 respectively, of which one third-party grower was 13% of lemon supply at January 31, 2019. The Company sells all of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packing house.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Prepaid insurance	$846	$647
Prepaid supplies	1,277	1,196
Lemon supplier advances	569	170
Note receivable, net	2,505	2,797
Real estate development held for sale	5,024	5,024
Water assessment fees and other	2,681	694
	$12,902	$10,528

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	January 31, 2019	October 31, 2018
East Area I	$—	$91,357
Retained Property - East Area I	10,456	10,408
East Area II	5,486	5,397
	$15,942	$107,162

East Area I, Retained Property and East Area II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. During the three months ended January 31, 2019 the Company capitalized $137,000 of costs related to the Retained Property and the East Area II project. During the three months ended January 31, 2018 the Company capitalized $3,189,000 of costs related to the East Area I, Retained Property and East Area II projects. Additionally, in relation to these projects, the Company incurred expenses of $2,000 and $1,000 in the three months ended January 31, 2019 and 2018, respectively.

On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000, comprised of a $2,000,000 deposit received in September 2015 and $18,000,000 received on the Transaction Date. The Company received net cash of approximately $18,800,000 after transaction costs of approximately $1,200,000, which were expensed in the first quarter of fiscal year 2017. In addition, on the Transaction Date, the Company incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2,100,000, which was paid on January 28, 2016 and capitalized as a component of the Company’s investment in the East Area I property.

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. In August 2018, the Retained Property, which is approved for commercial development, was transferred back to the Company. The net carrying value of the Retained Property as of January 31, 2019 and October 31, 2018 was $10,456,000 and $10,408,000, respectively, and classified as real estate development.

Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture would lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. In December 2018, the Company terminated the Lease Agreement pursuant to the terms therein.

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement was considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property was carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral had been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement was not required under sale-leaseback accounting since the Company was treated as though it continued to own the property. During the three months ended January 31, 2018, the Company recorded $2,726,000, of real estate development

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)

East Area I, Retained Property and East Area and II (continued)

costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There were no repayment requirements for the sale-leaseback deferral. When the Lease Agreement was terminated in December 2018 control of the property transferred to the Joint Venture and therefore, the Company reduced the sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 to equity in investments upon derecognition of the real estate development. As the fair value of the Company’s ownership interest in the Joint Venture approximated the Company’s historical basis in the real estate development, no gain or loss was recorded.

The Company determined the Joint Venture to be a Variable Interest Entity (“VIE”) under ASC 810, Consolidation, because the Joint Venture will require additional subordinated financial support to finance its operations. The Company further determined that it is not the primary beneficiary of the VIE, as the Company and Lewis have joint control over all significant decisions affecting the Joint Venture’s economic performance. Accordingly, contributions made by the Company to the LLC, the Company’s proportionate share of the Joint Venture’s results of operations and distributions received by the Company from the LLC will be accounted for under the equity method. The Company made contributions of $4,000,000 and $3,500,000 to the LLC in the three months ended January 31, 2019 and 2018, respectively.

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

In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $45,000,000 and $36,243,000 as of January 31, 2019 and October 31, 2018, respectively. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding increase in equity in investments. The Company has elected to reduce the guarantee liability upon expiration or settlement of the guarantee. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.

In connection with the LLC Agreement, the Company was reimbursed $250,000 by the Joint Venture in January 2018 for Initial Public Safety Facility Payments made to the City of Santa Paula in October 2015. Additionally, the Company leases office space to Lewis and received rental income of $4,000 for the three months ended January 31, 2019 and 2018.

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

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. The Company made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000. The $275,000 of option payments were applied to the purchase price and the Company incurred $9,000 of transaction costs. The note payable is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0%. The net carrying value of East Area II as of January 31, 2019 and October 31, 2018, was $5,486,000 and $5,397,000, respectively, and classified as real estate development.

In February and March 2019, the Company announced that its Joint Venture with Lewis closed the sales of the initial residential lots representing a total of 174 residential units.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Real Estate Development (continued)

Templeton Santa Barbara, LLC

The real estate development parcels within the Templeton Santa Barbara, LLC project are described as Centennial, The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla as of January 31, 2019 were $2,481,000 and $2,543,000, respectively. These projects were idle during the three months ended January 31, 2019 and 2018 and, as such, no costs were capitalized. In relation to these projects, the Company incurred expenses of $26,000 and $29,000 in the three months ended January 31, 2019 and 2018, respectively. Additionally, the Company recognized impairment charges of $769,000 and $789,000 related to Pacific Crest and Sevilla, respectively, in fiscal year 2018.

In December 2017, the Company sold Centennial for $3,250,000, receiving net proceeds of $179,000 and a $3,000,000 promissory note secured by the property for the balance of the purchase price. After transaction costs, the sale resulted in a gain of $194,000, to be recognized under the installment method, with $6,000 and $15,000 recognized in three months ended January 31, 2019 and 2018, respectively, and $161,000 deferred balance as of January 31, 2019. The promissory note was originally scheduled to mature in June 2018 but provided for three potential extensions to December 2019. In fiscal year 2018, per the terms of the promissory note, the holder of the note made two non-refundable $100,000 payments to the Company, extending the due date to December 30, 2018. In November 2018, the holder of the note made a non-refundable $100,000 payment, extending the due date to December 15, 2019. Additionally, the holder made a $50,000 payment towards the note principal in December 2018. Interest income related to this note was $33,000 and $24,000 in the three months ended January 31, 2019 and 2018, respectively.

In November 2017, the Company sold the commercial portion of its Sevilla project for $1,452,000, receiving net proceeds of $1,364,000. The Company recognized a gain of $10,000 after transaction costs.

In October 2018, the Company began negotiations to sell its Pacific Crest and Sevilla properties for a combined total price of $5,200,000. As a result, the Company recorded impairment charges on Pacific Crest and Sevilla of $769,000 and $789,000, respectively, in October 2018. As of the date of this filing, these transactions are still in negotiations.

At January 31, 2019 and October 31, 2018, the $2,481,000 carrying value of Pacific Crest and the $2,543,000 carrying value of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

9. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Limoneira Lewis Community Builders, LLC	$51,146	$14,060
Limco Del Mar, Ltd.	2,140	1,935
Rosales	2,030	2,191
Romney Property Partnership	510	512
	$55,826	$18,698

The Rosales equity investment includes the Company’s 35% interest acquired in fiscal year 2015 and an additional 12% interest acquired with the purchase of PDA in fiscal year 2017. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

The Limoneira Lewis Community Builders, LLC investment balance includes the value of the Company's ownership interest in the Joint Venture and the estimated value of the loan guarantee as described in Note - 8 Real Estate Development.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Investment in Calavo Growers, Inc. (continued)

In fiscal year 2009, the Company sold 335,000 shares of Calavo stock for a total of $6,079,000, recognizing a gain of $2,729,000. In fiscal year 2013, the Company sold 165,000 shares to Calavo for a total of $4,788,000, recognizing a gain of $3,138,000. In fiscal year 2015, the Company sold 140,000 shares for a total of $6,433,000, recognizing a gain of $5,033,000. In fiscal year 2016, the Company sold 60,000 shares for a total of $4,019,000, recognizing a gain of $3,419,000. In fiscal year 2018, the Company sold 50,000 shares for a total of $4,721,000, recognizing a gain of $4,223,000. These gains are included in other income in the consolidated statements of operations. The Company continues to own 250,000 shares of Calavo common stock.

With the adoption of FASB ASU 2016-01 on November 1, 2018, changes in the fair value of the marketable securities result in gains or losses recognized in net income. The Company recorded an unrealized loss of $3,910,000 during the three months ended January 31, 2019, which is included in other expense in the consolidated statements of operations. Prior to the adoption of FASB ASU 2016-01, changes in the fair value of the marketable securities resulted in unrealized holding gains or losses for the shares held by the Company. The Company recorded an unrealized holding gain of $3,990,000 ($2,821,000 net of tax), during the three months ended January 31, 2018 which was included in AOCI in the consolidated balance sheet.

11. Other Assets
Other assets consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Investments in mutual water companies	$5,482	$5,026
Acquired water and mineral rights	3,902	3,783
Deposit for land purchase	624	593
Deferred lease assets and other	269	396
Note receivable	559	566
Revolving funds and memberships	244	267
Acquired trade names, trademarks and customer relationships	2,427	2,442
Goodwill	1,440	1,431
	$14,947	$14,504

12. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Compensation	$1,974	$2,784
Property taxes	334	785
Interest	362	297
Deferred rental income and deposits	413	497
Lease expense	120	378
Lemon supplier payables	—	1,214
Capital expenditures and other	1,574	1,769
	$4,777	$7,724

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2019	October 31, 2018
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.51% at January 31, 2019, plus 1.85%. Effective July 1, 2018, the interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$68,688	$50,888
Farm Credit West term loan: the interest rate is variable and was 4.95% at January 31, 2019. The loan is payable in quarterly installments through November 2022.	2,461	2,602
Farm Credit West term loan: the interest rate is variable and was 4.95% at January 31, 2019. The loan is payable in monthly installments through October 2035.	1,111	1,122
Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,086	9,172
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,737	6,808
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	6,018	6,367
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,488	1,857
Note Payable: the interest rate ranges from 5.0% to 7.0% and was 5.0% at January 31, 2019. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	97,024	80,251
Less deferred financing costs, net of accumulated amortization	150	158
Total long-term debt, net	96,874	80,093
Less current portion	2,873	3,127
Long-term debt, less current portion	$94,001	$76,966

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Long-Term Debt (continued)

The Loan Agreement subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31. The Company was in compliance with the covenant as of October 31, 2018.

The Supplements provide for maximum borrowings of $115,000,000 and the borrowing capacity based on collateral value was $115,000,000 at January 31, 2019.

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

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. The Company made a $75,000 initial option payment in 2013 and four additional annual option payments of $50,000 each from 2014 to 2017. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000. The $275,000 of option payments were applied to the purchase price and the Company incurred $9,000 of transaction costs. The note payable is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0%.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $267,000 and $577,000 during the three months ended January 31, 2019 and 2018, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs is $150,000, net of amortization is included in long-term debt on the Company’s consolidated balance sheet at January 31, 2019.

14. Derivative Instrument and Hedging Activities
The Company enters into an interest rate swap to minimize the risks and costs associated with its financing activities.

In November 2011, the Company entered into a forward interest rate swap agreement with Rabobank International, Utrecht to fix the interest rate at 4.30% on $40,000,000 of its outstanding borrowings under the Rabobank line of credit beginning July 2013 until June 2018. In connection with the paydown of the Rabobank debt noted above, on June 20, 2017, the Company entered into a novation agreement with Rabobank International, Utrecht and CoBank, ACB (“CoBank”). The agreement provided for the prior interest rate swap agreement with Rabobank to be in place with CoBank. The interest rate swap expired June 30, 2018.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Basic and Diluted Net (Loss) Income per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The computations for basic and diluted net (loss) income per common share are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2019	2018
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(4,818)	$8,500
Effect of unvested, restricted stock	(16)	—
Numerator: Net (loss) income for basic EPS	(4,834)	8,500
Denominator: Weighted average common shares-basic	17,488	14,466
Basic net (loss) income per common share	$(0.28)	$0.59

Diluted net (loss) income per common share:
Numerator: Net (loss) income for diluted EPS	$(4,834)	$8,625
Denominator: Weighted average common shares–basic	17,488	14,466
Effect of dilutive unvested, restricted stock and preferred stock	—	518
Weighted average common shares–diluted	17,488	14,984
Diluted net (loss) income per common share	$(0.28)	$0.58

Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 162,000 and 98,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings per share for the three months ended January 31, 2019 and 2018, respectively.

16. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $178,000 and $177,000 of rental revenue from employees in the three months ended January 31, 2019 and 2018, respectively. There were no rental payments due from employees at January 31, 2019 or October 31, 2018.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $777,000 and $720,000 in the three months ended January 31, 2019 and 2018, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $631,000 and $142,000 at January 31, 2019 and October 31, 2018, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $316,000 and $307,000 from the association in the three months ended January 31, 2019 and 2018, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $6,000 and $142,000 at January 31, 2019 and October 31, 2018, respectively.

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and had representation on the board of directors of the Company. The Company recorded dividend income of $250,000 and $285,000 in the three months ended January 31, 2019 and 2018, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company paid $129,000 and $108,000 of dividends to Calavo for the three months ended January 31, 2019 and 2018, respectively. The Company had $3,000 and zero in avocado sales to Calavo for

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

the three months ended January 31, 2019 and 2018, respectively, which is included in agribusiness revenues in the Company's consolidated statements of operations. There were no amounts receivable by the Company from Calavo at January 31, 2019 and January 31, 2018. The Company leases office space to Calavo and received rental income of $79,000 and $72,000 in the three months ended January 31, 2019 and 2018, respectively, which is included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $1,000 and $3,000 of storage services from Calavo in the three months ended January 31, 2019 and 2018, respectively. Amounts due to Calavo at January 31, 2019 and October 31, 2018 were zero and $3,000, respectively.

Certain members of the Company’s board of directors market lemons through the Company. The aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $377,000 and $228,000 in the three months ended January 31, 2019 and 2018, respectively, which is included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $267,000 and $487,000 at January 31, 2019 and October 31, 2018, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $23,000 and $6,000 of lease expense related to these leases in the three months ended January 31, 2019 and 2018, respectively.

On July 1, 2013, the Company and Cadiz Real Estate LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. Additionally, this board member is an attorney with a law firm that provided services of $2,000 and $9,000 to the Company during the three months ended January 31, 2019 and 2018, respectively. Payments due to the law firm were $50,000 and $67,000 at January 31, 2019 and October 31, 2018, respectively. The Company incurred lease and farming expenses of $66,000 and $36,000 in the three months ended January 31, 2019 and 2018, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Amounts due to Fenner were $120,000 and $100,000 at January 31, 2019 and October 31, 2018, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of $3,841,000 and $2,451,000 in the three months ended January 31, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amounts of $306,000 and $218,000 during the three months ended January 31, 2019 and 2018, respectively, which are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $232,000 due to Associated from CRG at January 31, 2019 and October 31, 2018, respectively, which is included in accounts receivable in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). The Company purchased water in the amounts of $32,000 and $84,000 from YMIDD during the three months ended January 31, 2019 and 2018, respectively, which is included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to YMIDD at January 31, 2019 and October 31, 2018.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $35,000 and $47,000 in the three months ended January 31, 2019 and 2018, respectively. The Company procures lemons from Del Mar and fruit proceeds due to Del Mar were $12,000 and $709,000 at January 31, 2019 and October 31, 2018, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. The Company received distributions of zero and recorded equity in earnings of this investment of $205,000 and $163,000, respectively, in the three months ended January 31, 2019 and 2018, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

16. Related-Party Transactions (continued)

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $521,000 and $141,000 of lemon sales to Rosales in the three months ended January 31, 2019 and 2018, respectively. Additionally, San Pablo recognized aggregate sales of $60,000 of lemon and orange sales to Rosales for the three months ended January 31, 2019. PDA recognized aggregate sales of $80,000 and $282,000 of lemon and orange sales to Rosales in the three months ended January 31, 2019 and 2018, respectively. Such amounts are recorded in agribusiness revenues in the Company’s consolidated statements of operations. The aggregate amount of lemons and oranges procured from Rosales was $359,000 and zero, respectively, in the three months ended January 31, 2019 and 2018. Amounts due from (payable to) Rosales were $107,000 and $(65,000) at January 31, 2019 and October 31, 2018, respectively. The Company recorded equity in losses of this investment of $77,000 and $36,000 in the three months ended January 31, 2019 and 2018, respectively and amortization of fair value basis differences of $84,000 in both the three months ended January 31, 2019 and 2018. The Company received no cash distributions from this equity investment in the three months ended January 31, 2019 and 2018.

17. Income Taxes
The Company’s estimated annual effective blended tax rate for fiscal year 2019 is approximately 28.0%. As such, a 27.4% estimated effective blended tax rate, after discrete items, was utilized by the Company in the three months ended January 31, 2019 to calculate its income tax provision.

The Company has no uncertain tax positions as of January 31, 2019. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of January 31, 2019.

On December 22, 2017, the 2017 Act was signed into law making significant changes to the Internal Revenue Code (“IRC”). The 2017 Act is generally effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer, the majority of the provisions applied to the Company’s 2018 fiscal year. During fiscal year 2018, the Company recorded a provisional amount of $10,000,000 of deferred tax benefit in connection with the re-measurement of certain deferred tax assets and liabilities and zero additional taxable income recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings.

The Company applied the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment-date effects of the 2017 Act throughout fiscal year 2018. At January 31, 2018, the Company had not completed its accounting for all of the enactment-date income tax effects of the 2017 Act under ASC 740, Income Taxes, related to the re-measurement of deferred tax assets and liabilities. At January 31, 2019, the Company has now completed its evaluation for all of the enactment-date income tax effects of the 2017 Act and no material adjustments noted to be made on the provisional amounts recorded at January 31, 2018.

As of January 31, 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $10,000,000. Upon further analysis of certain aspects of the 2017 Act and refinement of the calculations during the 12 months ended January 31, 2019, the Company determined that no adjustment was necessary to its provisional amount.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 during both three months ended January 31, 2019 and 2018.

The components of net periodic pension cost for the Plan for the three months ended January 31, 2019 and 2018 were as follows (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Retirement Plans (continued)

	Three Months Ended January 31,
	2019	2018
Administrative expenses	$47	$63
Interest cost	207	192
Expected return on plan assets	(272)	(268)
Prior service cost	11	11
Recognized actuarial loss	101	175
Net periodic benefit cost	$94	$173

19. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	January 31, 2019	October 31, 2018
Minimum pension liability	$2,256	$2,404
Loan guarantee	1,080	1,080
Deferred gain and other	162	163
	$3,498	$3,647

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

22. Stock-based Compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management based on achievement of certain annual financial performance and other criteria. The number of shares granted is based on a percentage of the employee’s base salary divided by the stock price on the grant date. Shares granted under the Stock Plan vest over two to five-year periods.

In December 2018, 40,094 shares of common stock with a per share value of $18.74 were granted to management under the Stock Plan for fiscal year 2018 performance, resulting in total compensation expense of approximately $751,000, with $343,000 recognized in the year ended October 31, 2018 and the balance to be recognized over the next two years as the shares vest. In addition, 90,000 shares of common stock with a per share value of $19.84 were granted to key executives under the Stock Plan, resulting in a total compensation expense of approximately $1,786,000, to be recognized equally over the next three years as the shares vest.

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

Stock-based compensation expense is recognized over the performance and vesting periods as summarized below ($ in thousands):

		Three Months Ended January 31,
Performance Year	Shares Granted	2019	2018
2016	44,688	$—	$25
2017	41,291	44	68
2018	130,094	177	306
2019	90,000	229	—
		$450	$399

During the three months ended January 31, 2019 and 2018 members of management exchanged 20,119 and 17,250 shares, respectively of common stock with fair value of $305,252 and $401,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

During January 2019 and 2018, 15,642 and 14,033 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $339,000 and $309,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2019 and 2018, respectively.

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

Segment information for the three months ended January 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$34,493	$4,103	$—	$3	$2,201	$40,800	$1,218	$—	$—	$42,018
Intersegment revenue	—	7,044	(7,044)	—	—	—	—	—	—	—
Total net revenues	34,493	11,147	(7,044)	3	2,201	40,800	1,218	—	—	42,018
Costs and expenses	32,082	8,784	(7,044)	716	2,510	37,048	884	28	4,952	42,912
Depreciation and amortization	—	—	—	—	—	1,868	195	—	63	2,126
Operating income	$2,411	$2,363	$—	$(713)	$(309)	$1,884	$139	$(28)	$(5,015)	$(3,020)

Segment information for the three months ended January 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$24,976	$2,833	$—	$—	$2,524	$30,333	$1,260	$—	$—	$31,593
Intersegment revenue	—	4,924	(4,924)	—	—	—	—	—	—	—
Total net revenues	24,976	7,757	(4,924)	—	2,524	30,333	1,260	—	—	31,593
Costs and expenses	22,890	5,724	(4,924)	704	2,321	26,715	870	30	4,026	31,641
Depreciation and amortization	—	—	—	—	—	1,447	195	—	48	1,690
Operating income	$2,086	$2,033	$—	$(704)	$203	$2,171	$195	$(30)	$(4,074)	$(1,738)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

24. Segment Information (continued)

The following table sets forth revenues by category, by segment for the three months ended January 31, 2019 and 2018 (in thousands):

	Three Months Ended January 31,
	2019	2018
Fresh lemons (1)	$34,493	$24,976
Lemon packing	11,147	7,757
Intersegment revenue	(7,044)	(4,924)
Lemon revenues	38,596	27,809

Avocados	3	—

Navel and Valencia oranges	946	1,343
Specialty citrus and other crops	1,255	1,181
Other agribusiness revenues	2,201	2,524
Agribusiness revenues	40,800	30,333

Residential and commercial rentals	877	850
Leased land	269	328
Organic recycling and other	72	82
Rental operations revenues	1,218	1,260

Real estate development revenues	—	—
Total net revenues	$42,018	$31,593

(1) During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by the Company. The adoption of this guidance resulted in revenue within the Company’s fresh lemon segment of $294,000, during the three months ended January 31, 2019. See Note 2 - Summary of Significant Accounting Policies for additional information.

25. Subsequent Events
The Company has evaluated events subsequent to January 31, 2019 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described below or in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Acquisition

On February 4, 2019, the Company entered into an agreement with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina to form a joint venture, which will operate under the name Trapani Fresh. As part of the agreement, the Company will create a subsidiary in Argentina under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) and will acquire 25% of the parcels of Finca Santa Clara, approximately 1,200 acres of planted lemons, upfront for $6,500,000 with an additional 25% of such parcels to be acquired over a three-year period for an additional $8,500,000, through the loan agreement described below. As a result of the foregoing acquisitions, the Company will acquire 50% of the parcels of Finca Santa Clara for a combined purchase price of $15,000,000. Limoneira Argentina will act as the managing partner of Trapani Fresh (holding a 51% interest) and will be responsible for all fresh fruit sales. FGF will hold the remaining 49% interest in Trapani Fresh and the agreement is expected to close in the second quarter of fiscal year 2019.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

25. Subsequent Events (continued)

Acquisition (continued)

On February 25, 2019, the Company entered into a loan agreement with FGF. The Company agreed to loan $8,500,000 to FGF in the form of two advances: first advance of $2,000,000 upon execution of the loan agreement and second advance of $6,500,000 at FGF’s request subject to certain conditions. The maturity date is February 15, 2024, the interest rate is LIBOR plus 2.5% and the loan is secured by the Finca Santa Clara property. The Company advanced $2,000,000 to FGF on February 25, 2019. Additionally, the Company and FGF entered into an Irrevocable Offer Agreement whereas FGF will repay the loan with 25% ownership in Finca Santa Clara.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 5,000 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile.

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

Agribusiness Division

The agribusiness division is comprised of four of our reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented approximately 96%, 96% and 95% of our fiscal year 2018, 2017 and 2016 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 80%, 78% and 76% of our fiscal year 2018, 2017 and 2016 consolidated revenues, respectively.

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the three months ended January 31, 2019, lemon sales were comprised of approximately 67% in domestic and Canadian sales, 24% in sales to domestic exporters and 9% in international sales. Additionally, we had approximately $0.6 million of lemon and orange sales in Chile by PDA and San Pablo in the first quarter of fiscal year 2019. We sell a portion of our oranges and specialty citrus to Sunkist-

licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

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

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable operating segment and includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 4%, 4% and 5% of our consolidated revenues in fiscal years 2018, 2017 and 2016, respectively. Our residential rental units generate reliable cash flows which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from our rental operations segment is generally level throughout the year.

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable operating segment and includes our real estate development operations. The real estate development division had no significant revenue in fiscal years 2018, 2017 or 2016. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

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

California has historically experienced periods of below average precipitation. Recent precipitation has brought relief to California’s drought conditions, although the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2018 and 2017 compared to 75% in 2016 and zero for 2015 and 2014.

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

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Grading began in November 2017 and Phase 1 site improvements have been substantially completed. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 174 residential units closed in February and March 2019. For further information see Note 8 – Real Estate Development, of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q

In June 2018, we completed the sale of 3,136,000 shares of common stock, at a price of $22.00 per share to institutional and other investors in a registered offering under our shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis. Upon completion of the offering and issuance of common stock, we had 17,669,000 shares of common stock outstanding. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds were $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase the San Pablo ranch and purchase Oxnard Lemon Associates, Ltd.'s ("Oxnard Lemon") packinghouse, related land and certain other assets.

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

In October 2018, we sold 50,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at an average price of $94.47 per share. Net proceeds from the sale were $4.7 million and we recognized a gain of $4.2 million. We continue to own 250,000 shares of Calavo common stock. With the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01 on November 1, 2018, changes in the fair value of the equity securities result in gains or losses recognized in net income. The Company recorded an unrealized loss of $3,910,000 during the three months ended January 31, 2019, which is included in other expense in the consolidated statements of operations.

In October 2018, we began negotiations to sell both our The Terraces at Pacific Crest ("Pacific Crest") property and the remaining residential portion of our Sevilla property for $5.2 million. As a result, based on the estimated selling prices, we recorded an impairment charge of $1.6 million in fiscal year 2018. As of the date of the filing, these transactions are still in negotiations.

For fiscal year 2018, we declared cash dividends to our stockholders totaling $0.25 per common share in the aggregate amount of $4.0 million compared to a total of $0.22 per common share in the aggregate amount of $3.2 million for fiscal year 2017. On December 18, 2018, we declared a cash dividend $0.075 per common share which was paid on January 15, 2019, in the aggregate amount of $1.3 million to common stockholders of record as of December 31, 2018. This represented a 20% increase in our dividend compared to 2018.

On February 4, 2019, we entered into an agreement with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina to form a joint venture, which will operate under the name Trapani Fresh. As part of the agreement, we will create a subsidiary in Argentina under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) and will acquire 25% of the parcels of Finca Santa Clara, approximately 1,200 acres of planted lemons, upfront for $6.5 million with an additional 25% of such parcels to be acquired over a three-year period for an additional $8.5 million, through the loan agreement described below. As a result of the foregoing acquisitions, we will acquire 50% of the parcels of Finca Santa Clara for a combined purchase price of $15.0 million. Limoneira Argentina will act as the managing partner of Trapani Fresh (holding a 51% interest) and will be responsible for all fresh fruit sales. FGF will hold the remaining 49% interest in Trapani Fresh and the agreement is expected to close in the second quarter of fiscal year 2019.

On February 25, 2019, we entered into a loan agreement with FGF. We agreed to loan $8.5 million to FGF in the form of two advances: first advance of $2.0 million upon execution of the loan agreement and second advance of $6.5 million at FGF’s request subject to certain conditions. The maturity date is February 15, 2024, the interest rate is LIBOR plus 2.5% and the loan is secured by the Finca Santa Clara property. We advanced $2,000,000 to FGF on February 25, 2019. Additionally, us and FGF entered into an Irrevocable Option Agreement whereas FGF will repay the loan with 25% ownership in Finca Santa Clara.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2019	2018
Revenues:
Agribusiness	$40,800	$30,333
Rental operations	1,218	1,260
Real estate development	—	—
Total net revenues	42,018	31,593
Costs and expenses:
Agribusiness	38,916	28,162
Rental operations	1,079	1,065
Real estate development	28	30
Selling, general and administrative	5,015	4,074
Total costs and expenses	45,038	33,331
Operating income:
Agribusiness	1,884	2,171
Rental operations	139	195
Real estate development	(28)	(30)
Selling, general and administrative	(5,015)	(4,074)
Operating loss	(3,020)	(1,738)
Other income (expense):
Interest income (expense), net	147	(510)
Equity in earnings of investments	42	43
Unrealized loss on stock in Calavo Growers, Inc.	(3,910)	—
Other income, net	304	241
Total other expense	(3,417)	(226)
Loss before income tax benefit	(6,437)	(1,964)
Income tax benefit	1,761	10,587
Net (loss) income	(4,676)	8,623
(Income) loss attributable to noncontrolling interest	(17)	2
Net (loss) income attributable to Limoneira Company	$(4,693)	$8,625

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes unrealized gain (loss) on stock in Calavo and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended January 31,
	2019	2018
Net (loss) income attributable to Limoneira Company	$(4,693)	$8,625
Interest expense, net	(147)	510
Income tax benefit	(1,761)	(10,587)
Depreciation and amortization	2,126	1,690
EBITDA	$(4,475)	$238
Unrealized loss on stock in Calavo Growers, Inc.	3,910	—
Adjusted EBITDA	$(565)	$238

First Quarter of Fiscal Year 2019 Compared to the First Quarter of Fiscal Year 2018

Revenues

Total net revenues for the first quarter of fiscal year 2019 was $42.0 million compared to $31.6 million for the first quarter of fiscal year 2018. The 33% increase of $10.4 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2019	2018	Change
Lemons	$38,596	$27,809	$10,787	39%
Avocados	3	—	3	—%
Navel and Valencia oranges	946	1,343	(397)	(30)%
Specialty citrus and other crops	1,255	1,181	74	6%
Agribusiness revenues	$40,800	$30,333	$10,467	35%

•
Lemons: The increase in the first quarter of fiscal year 2019 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to the same period in fiscal year 2018. During the first quarter of fiscal years 2019 and 2018, fresh lemon sales were $30.9 million and $24.0 million, respectively, on 1,272,000 and 912,000 cartons of lemons sold at average per carton prices of $24.30 and $26.32, respectively. Lemon revenues included $4.1 million shipping and handling, $2.0 million lemon by-products and $1.6 million other lemon sales in the first quarter of fiscal year 2019 compared to $2.8 million shipping and handling, $0.5 million lemon by-product and $0.5 million other lemon sales during the same period in fiscal year 2018. Other lemon sales in the first quarter of fiscal year 2019 include $0.4 million in Chile by PDA and San Pablo.

•	Avocados: No significant sales of avocados were recorded in the first quarter of fiscal years 2019 and 2018.

•
Navel and Valencia oranges: The decrease in the first quarter of fiscal year 2019 was primarily attributable to lower prices partially offset by higher volume of oranges sold compared to the same period in fiscal year 2018. In the first quarter of fiscal year 2019, 124,000 40-pound carton equivalents of oranges were sold at average per carton prices of $7.63 compared to 104,000 40-pound carton equivalents sold at average per carton prices of $12.91 in the first quarter of fiscal year 2018. Orange sales in the first quarter of fiscal year 2019 include $0.2 million in Chile by PDA and San Pablo compared to $0.3 million in Chile by PDA in the first quarter of fiscal year 2018.

•
Specialty citrus and other crops: The increase in the first quarter of fiscal year 2019 was primarily the result of higher prices partially offset by lower volume of specialty citrus sold compared to the same period in fiscal year 2018. During the first quarter of fiscal year 2019, 81,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $15.49 compared to 83,000 40-pound carton equivalents sold at an average per carton price of $14.23 during the same period in fiscal year 2018.

Costs and Expenses

Our total costs and expenses in the first quarter of fiscal year 2019 were $45.0 million compared to $33.3 million in the first quarter of fiscal year 2018, for a 35% increase of $11.7 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2019	2018	Change
Packing costs	$8,784	$5,724	$3,060	53%
Harvest costs	4,565	3,273	1,292	39%
Growing costs	7,613	6,838	775	11%
Third-party grower costs	16,086	10,880	5,206	48%
Depreciation and amortization	1,868	1,447	421	29%
Agribusiness costs and expenses	$38,916	$28,162	$10,754	38%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $8.8 million and $5.7 million in the first quarter of fiscal years 2019 and 2018, respectively. During the first quarter of fiscal year 2019, we packed and sold 1,272,000 cartons of lemons at average per carton costs of $6.50 compared to 912,000 cartons of lemons sold at average per carton costs of $5.95 during the same period in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to $1.2 million of operating costs incurred at the Oxnard Lemon facility, partially offset by decreased average per carton costs incurred at our Santa Paula facility. Additionally, packing costs included $0.5 million of shipping costs in the first quarter of fiscal year 2019 compared to $0.3 million in the first quarter of fiscal year 2018.

•	Harvest costs: The increase in the first quarter of fiscal year 2019 is primarily attributable to increased volume of lemons and oranges harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. Growing costs in the first quarter of fiscal year 2019 were higher than the first quarter of fiscal year 2018 due to increased cultivation and the acquisition of the San Pablo ranch. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first quarter of fiscal year 2019 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 1,272,000 and 912,000 cartons of lemons packed and sold during the first quarter of fiscal years 2019 and 2018, respectively, 757,000 (59%) and 483,000 (53%) were procured from third-party growers at average per carton prices of $20.87 and $22.47, respectively.

•
Depreciation expense for the first quarter of fiscal year 2019 was approximately $0.4 million higher than the first quarter of fiscal year 2018 primarily due to the acquisitions of Oxnard Lemon and San Pablo and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $5.0 million in the three months ended January 31, 2019 compared to $4.1 million in the three months ended January 31, 2018. The $0.9 million increase is primarily attributable to an increase in administration personnel, salaries and benefits and increased incentive compensation as a result of projected improved operating results as of January 31, 2019 compared to January 31, 2018.

Other Income (Expense)

Other expense, net for the three months ended January 31, 2019 is comprised primarily of $3.9 million unrealized loss on equity securities partially offset by $0.1 million of net interest income and $0.3 million of dividend income received from Calavo. Other expense, net for the three months ended January 31, 2018 is comprised primarily of $0.5 million of net interest expense partially offset by $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.3 million and $0.6 million of interest in the first quarter of fiscal years 2019 and 2018, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax benefit of $1.8 million in the first quarter of fiscal year 2019 on pre-tax loss of $6.4 million compared to an estimated income tax benefit of $10.6 million in the first quarter of fiscal year 2018 on pre-tax loss of $2.0 million. The discrete driver of the estimated income tax benefit in the first quarter of fiscal year 2018 was the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 (the "2017 Act") from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2019 is approximately 28.0%.

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

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

The following table shows the segment results of operations for the three months ended January 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$34,493	$4,103	$—	$3	$2,201	$40,800	$1,218	$—	$—	$42,018
Intersegment revenue	—	7,044	(7,044)	—	—	—	—	—	—	—
Total net revenues	34,493	11,147	(7,044)	3	2,201	40,800	1,218	—	—	42,018
Costs and expenses	32,082	8,784	(7,044)	716	2,510	37,048	884	28	4,952	42,912
Depreciation and amortization	—	—	—	—	—	1,868	195	—	63	2,126
Operating income	$2,411	$2,363	$—	$(713)	$(309)	$1,884	$139	$(28)	$(5,015)	$(3,020)

The following table shows the segment results of operations for the three months ended January 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$24,976	$2,833	$—	$—	$2,524	$30,333	$1,260	$—	$—	$31,593
Intersegment revenue	—	4,924	(4,924)	—	—	—	—	—	—	—
Total net revenues	24,976	7,757	(4,924)	—	2,524	30,333	1,260	—	—	31,593
Costs and expenses	22,890	5,724	(4,924)	704	2,321	26,715	870	30	4,026	31,641
Depreciation and amortization	—	—	—	—	—	1,447	195	—	48	1,690
Operating income	$2,086	$2,033	$—	$(704)	$203	$2,171	$195	$(30)	$(4,074)	$(1,738)

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in revenue within our fresh lemon segment of $294,000, as well as costs and expenses within that segment, during the three months ended January 31, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the first quarter of fiscal year 2019, our fresh lemons segment total net revenues were $34.5 million compared to $25.0 million for the first quarter of fiscal year 2018; a 38% increase of $9.5 million, primarily due to higher volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the first quarter of fiscal year 2019, our fresh lemons costs and expenses were $32.1 million compared to $22.9 million for the first quarter of fiscal year 2018. The 40% increase of $9.2 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2019 were $1.2 million higher than the first quarter of fiscal year 2018.

•	Growing costs for the first quarter of fiscal year 2019 were $0.7 million higher than the first quarter of fiscal year 2018.

•	Third-party grower costs for the first quarter of fiscal year 2019 were $5.2 million higher than the first quarter of fiscal year 2018.

•	Intersegment costs and expenses for the first quarter of fiscal year 2019 were $2.1 million higher than the first quarter of fiscal year 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first quarter of fiscal years 2019 and 2018, our lemon packing segment revenues were $11.1 million and $7.8 million, respectively.

 Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2019 and 2018, our lemon packing costs and expenses were $8.8 million and $5.7 million, respectively.

For the first quarter of fiscal years 2019 and 2018, lemon packing segment operating income per carton sold was $1.86 and $2.23, respectively.

In the first quarter of fiscal years 2019 and 2018, the lemon packing segment included $7.0 million and $4.9 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first quarter of fiscal year 2019 and 2018, our avocados segment had no significant revenues.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first quarters of fiscal years 2019 and 2018, our avocados segment costs and expenses were $0.7 million and primarily consisted of the following:

•	Avocado harvest costs were zero for the first quarter of fiscal years 2019 and 2018.

•	Growing costs for the first quarter of fiscal year 2019 were similar to the first quarter of fiscal year 2018.

Other Agribusiness

For the first quarter of fiscal year 2019 our other agribusiness segment total net revenues were $2.2 million compared to $2.5 million for the first quarter of fiscal year 2018. The 13% decrease of $0.3 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the first quarter of fiscal year 2019 were $0.4 million lower than the first quarter of fiscal year 2018.

•	Specialty citrus and other crop revenues for the first quarter of fiscal year 2019 were $0.1 million higher than the first quarter of fiscal year 2018.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the first quarter of fiscal year 2019, our other agribusiness costs and expenses were $2.5 million compared to $2.3 million for the first quarter of fiscal year 2018. The 8% increase of $0.2 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2019 were $0.1 million higher than the first quarter of fiscal year 2018.

•	Growing costs for the first quarter of fiscal year 2019 were $0.1 million higher than the first quarter of fiscal year 2018.

Total agribusiness depreciation and amortization expenses for the first quarter of fiscal year 2019 were $0.4 million higher than the first quarter of fiscal year 2018.

Rental Operations

Our rental operations segment had total net revenues of $1.2 million and $1.3 million for the first quarter of fiscal years 2019 and 2018, respectively.

Costs and expenses in our rental operations segment for the first quarter of fiscal year 2019 were similar to the first quarter of fiscal year 2018 at approximately $0.9 million. Depreciation and amortization expense was similar quarter to quarter at approximately $0.2 million.

Real Estate Development

For the first quarter of fiscal years 2019 and 2018, our real estate development segment total net revenues were zero.

Costs and expenses in our real estate development segment for the first quarter of fiscal year 2019 were similar to the first quarter of fiscal year 2018.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first quarter of fiscal year 2019 were $0.9 million higher than the first quarter of fiscal year 2018. Depreciation expense was similar quarter to quarter at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months Ended January 31, 2019 and 2018

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended January 31,
	2019	2018
Revenues:
Agribusiness	$134,811	$119,433
Rental operations	5,006	5,377
Real estate development	—	—
Total revenues	139,817	124,810
Costs and expenses:
Agribusiness	108,837	92,980
Rental operations	4,099	3,942
Real estate development	125	350
Impairment of real estate development assets	1,558	—
Selling, general and administrative	16,994	14,174
Total costs and expenses	131,613	111,446
Operating income	8,204	13,364
Other income (expense):
Interest expense, net	(465)	(1,854)
Equity in earnings of investments	582	18
Gain on sale of stock in Calavo Growers, Inc.	4,223	—
Unrealized loss on stock in Calavo Growers, Inc.	(3,910)	—
Other income, net	376	446
Total other income (expense)	806	(1,390)
Income before income tax (provision) benefit	9,010	11,974
Income tax (provision) benefit	(2,097)	5,270
Net income	6,913	17,244
(Income) loss attributable to noncontrolling interest	(43)	48
Net income attributable to Limoneira Company	$6,870	$17,292

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $15.0 million in the twelve months ended January 31, 2019 compared to the twelve months ended January 31, 2018 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $20.2 million in the twelve months ended January 31, 2019 compared to the twelve months ended January 31, 2018 primarily due to increases in our agribusiness costs, real estate impairments and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased personnel and higher salaries, benefits and incentive compensation.

•
Total other income increased $2.2 million in the twelve months ended January 31, 2019 compared to the twelve months ended January 31, 2018 primarily due to a $1.4 million decrease in net interest expense and $0.6 million increase in equity in earnings of investments.

•
Income tax benefit decreased $7.4 million in the twelve months ended January 31, 2019 compared to the twelve months ended January 31, 2018 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the 2017 Act.

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

Cash Flows from Operating Activities

For the three months ended January 31, 2019, net cash used in operating activities was $4.5 million compared to net cash used in operating activities of $5.1 million for the three months ended January 31, 2018. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net loss for the three months ended January 31, 2019 was $4.7 million compared to net income of $8.6 million for the three months ended January 31, 2018. The decrease in net income of $13.3 million in the three months ended January 31, 2019 compared to the same period in fiscal year 2018 was primarily attributable to an increase in operating loss of $1.3 million an increase in other expenses of $3.2 million and a decrease in income tax benefit of $8.8 million.

•
Depreciation and amortization expenses increased $0.4 million in the three months ended January 31, 2019 compared to the same period in fiscal year 2018 primarily due to the acquisition of San Pablo and Oxnard Lemon in July 2018 and an increase in assets placed into service.

•
The (gain) on disposals of assets of $(22,000) in the three months ended January 31, 2019 compared to a loss on disposals of assets of $0.1 million in the three months ended January 31, 2018. Fiscal year 2018 loss was primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our ongoing orchard redevelopment plans.

•
Stock compensation expense was $0.8 million and $0.7 million in the three months ended January 31, 2019 and 2018, respectively, and was comprised primarily of vesting and expense recognition of the 2016, 2017, 2018 and 2019 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•
Accounts receivable, net balance at January 31, 2019 was $19.6 million compared to $14.1 million at October 31, 2018, resulting in a corresponding decrease in operating cash flows of approximately $5.0 million in the three months ended January 31, 2019. Accounts receivable, net balance at January 31, 2018 was $13.5 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $2.5 million. The $5.0 million decrease in operating cash flows in the three months ended January 31, 2019 compared to the $2.5 million decrease in operating cash flows during same period in fiscal year 2018 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs provided $2.9 million of operating cash flows in the three months ended January 31, 2019 compared to providing $2.1 million of operating cash flows during the same period in fiscal year 2018. This increase in operating cash flows was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2019 and the related amortization of such costs during the first quarter of fiscal year 2019 compared to the same period in fiscal year 2018.

•	Income taxes receivable balance was $0.4 million at January 31, 2019 and October 31, 2018. Income taxes receivable balance was $0.6 million at January 31, 2018 and October 31, 2017.

•
Accounts payable and growers payable provided $2.4 million and used $2.9 million of operating cash flows in the three months ended January 31, 2019 and 2018, respectively. The $2.4 million of cash provided in the three months ended January 31, 2019 was primarily the result of $1.9 million increase in accounts payable, $1.0 million increase in growers payable offset by $0.2 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company. The $2.9 million of cash used in the three months ended January 31, 2018 was primarily the result of $1.3 million decrease in accounts payable, $1.1 million decrease in growers payable, $0.2 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company.

•
Accrued liabilities used $3.0 million of operating cash flows in the three months ended January 31, 2019 compared to $1.1 million of operating cash flows used during the same period in fiscal year 2018. The operating cash used in the three months ended January 31, 2019 was primarily due to payments for incentive compensation, property taxes and lemon suppliers. The operating cash flows used in the three months ended January 31, 2018 was primarily comprised of payments for incentive compensation, property taxes and lease expense.

•
Other long-term liabilities operating cash flows in the three months ended January 31, 2019 represented $0.1 million of non-cash pension expense offset by $0.2 million of pension contributions for the period. Other long-term liabilities operating cash flows in the three months ended January 31, 2018 represented $0.2 million of non-cash pension expense offset by $0.2 million of pension contributions for the period.

Cash Flows from Investing Activities

For the three months ended January 31, 2019, net cash used in investing activities was $9.8 million compared to net cash used in investing activities of $4.0 million during the same period in fiscal year 2018. Net cash used in investing activities was primarily comprised of capital expenditures, an agriculture property acquisition and investments.

Capital expenditures were $5.1 million in the three months ended January 31, 2019, comprised of $4.6 million for property, plant and equipment primarily related to orchard and vineyard development and the purchase of a photovoltaic solar array and $0.3 million for real estate development projects. Additionally, in the three months ended January 31, 2019, we purchased an agriculture property for $0.4 million and contributed $4.0 million to the Joint Venture for the development of our East Area I real estate development project.

Capital expenditures were $2.0 million in the three months ended January 31, 2018, comprised of $1.7 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects. Additionally, in the three months ended January 31, 2018, we contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial Square ("Centennial").

Cash Flows from Financing Activities

For the three months ended January 31, 2019, net cash provided by financing activities was $14.9 million compared to net cash provided by financing activities of $9.1 million during the same period in fiscal year 2018.

The $14.9 million of cash provided by financing activities during the three months ended January 31, 2019 was primarily comprised of net borrowings of long-term debt in the amount $16.7 million partially offset by common and preferred dividends, in aggregate, of $1.5 million. The $9.1 million of net cash provided by financing activities in the three months ended January 31, 2018 was primarily comprised of net borrowings of long-term debt in the amount of $10.5 million partially offset by common and preferred dividends, in aggregate, of $1.0 million.

Transactions Affecting Liquidity and Capital Resources

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018, we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. In May 2018, we locked the interest rate on the Non-Revolving Credit Supplement at 4.77%, effective July 1, 2018.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2019. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of January 31, 2019, our outstanding borrowings under the Farm Credit West Credit Facility were $68.7 million and we had $46.3 million of availability. The Farm Credit West revolving line of credit balance of $28.7 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 4.36% at January 31, 2019. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at January 31, 2019.

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

Farm Credit West Term Loans

As of January 31, 2019, we had an aggregate of approximately $19.4 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of January 31, 2019, we had $2.5 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.95% at January 31, 2019. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of January 31, 2019, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.95% at January 31, 2019. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of January 31, 2019, we had $9.1 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of January 31, 2019, we had $6.7 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of January 31, 2019, we had $6.0 million outstanding under the Wells Fargo term loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2018.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.0% at January 31, 2019.

Public Offering of Common Stock

In June 2018, we completed the sale of an aggregate of 3,136,362 shares of our common stock, at a price of $22.00 per share, to a limited number of institutional and other investors in a registered offering under the shelf registration statement. The offering represented 18% of our outstanding common stock on an after-issued basis as of June 25, 2018. Upon completion of the offering and issuance of common stock, we had 17,669,314 shares of common stock outstanding. The net proceeds from the sale of shares, after deducting underwriting discounts and our estimated expenses related to the offering, were approximately $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase the San Pablo ranch and purchase Oxnard Lemon's packinghouse, related land and certain other assets.

Interest Rate Swap

From time to time we enter into interest rate swap agreements to manage the risks and costs associated with our financing activities. Additional information regarding interest rate swaps that we have entered into historically can be found in the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at January 31, 2019.

 Contractual Obligations

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $45.0 million outstanding loan balance at January 31, 2019 related to this Loan.

We believe that the cash flows from our agribusiness and rental operations business segments as well as available borrowing capacity from our existing credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for the remainder of fiscal year 2019. In addition, we have the ability to control the timing of a portion of our investing cash flows to the extent necessary based on our liquidity demands.

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

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease were $0.5 million, the operating lease agreement terminated and the solar generator was purchased in fiscal year 2018 for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located on our property. Annual lease payments for this facility ranged from $0.3 million to $0.8 million: the operating lease agreement terminated and the solar array was purchased in the first quarter of fiscal year 2019 for $1.3 million.

We lease approximately 80 acres of lemons in Lindsay, California at a base rent of $500 per acre plus 50% of the operating profit of the leased acreage as defined in the lease. The lease expires in December 2021 and includes four five-year renewal options. Estimated aggregate lease expense is approximately $0.1 million per year.

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million of lease expense in fiscal years 2018, 2017 and 2016, respectively.

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

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million, comprised of a $2.0 million deposit received in September 2015 and $18.0 million received on the Transaction Date. We received net cash of approximately $18.8 million after transaction costs of approximately $1.2 million, which were expensed in the first quarter of fiscal year 2016. In addition, on the Transaction Date, we incurred a Success Fee with Parkstone Companies, Inc., in the amount of $2.1 million, which was capitalized as a component of our investment in the Joint Venture.

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

Further, on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture would lease certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. The Lease Agreement was set to terminate in stages corresponding to the Joint Venture's development of the property pursuant to a phased master development plan. Limoneira terminated this Lease Agreement pursuant to the terms therein during the first quarter of fiscal year 2019.

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

In January 2018, the Joint Venture entered into the $45.0 million Loan with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded a $45.0 million outstanding loan balance at January 31, 2019 related to this Loan.

Off-Balance Sheet Arrangements

As discussed above and in Note 8 – Real Estate Development and Note 9 – Equity Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2018 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Foreign Currency Translation – PDA and San Pablo’s functional currency is the Chilean Peso. Our balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet dates and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Revenue Recognition – On November 1, 2018, we adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services by using the modified-retrospective method applied to those contracts that were not completed as of November 1, 2018. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard. Comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods. See Note 2 - Summary of Significant Accounting Policies, of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended October 31, 2018.

We determine the appropriate method by which we recognize revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with our customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contracts transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract and each performance obligation is valued based on its estimated relative standalone selling price.

We recognize the majority of our revenue at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for estimated customer discounts or concessions, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Upon adoption, we changed the accounting of certain brokered fruit sales in which we obtain physical possession and control of the fruit prior to delivery to the end customer. Under previous guidance, we were considered an agent and recorded revenues for these types of brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, we are considered a principal in the transaction and revenues are recorded on a gross basis in our consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in agribusiness revenue and agribusiness costs and expenses of $294,000 and $252,000, respectively, during the three months ended January 31, 2019. Had we used the previous revenue recognition guidance, we would have recorded net agribusiness revenue of $42,000. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard. Our accounting policies under the new standard were applied prospectively and are noted above.
Agribusiness revenue – Revenue from lemon sales is generally recognized at a point in time FOB shipping point, upon the transfer of legal title and when the customer takes possession of the fruit from the Company’s packinghouse. We have elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. We deliver all of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our Company’s arrangements with other third-party packinghouses related to its oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo. Our arrangements with our third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.

Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month or harvest period. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. We estimate the variable consideration using the most likely amount method, with the most likely amount being the quantities actually shipped extended by the prices reported by Calavo and other third-party packinghouses. Revenue is recognized at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., Calavo and other third-party packinghouses obtain control) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. In such instances we have the present right to payment and Calavo and other third-party packinghouses have the present right to direct the use of, and obtain substantially all of the remaining benefits from, the delivered fruit. We do not expect that there is a high likelihood that a significant reversal in the amount of cumulative revenue recognized in the early periods of the pool will occur once the final pool prices have been reported by the packinghouses. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly or harvest period pools are closed.

The revenues we recognize related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit. We bear inventory risk until product is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue as they are not for distinct services. The identifiable benefit we receive from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our products. In addition, we are not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in our consolidated statements of operations.

We have entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, we obtain physical possession and control of the fruit prior to delivery to the end customer, has the exclusive ability to direct the use of, and obtains substantially all of the remaining benefits from the fruit, and is therefore acting as a principal. As such, we record the related revenue and costs of the fruit gross in the consolidated statement of operations. Revenue under these brokered fruit sales was $294,000 for the three months ended January 31, 2019. In other brokerage arrangements, the Company does not take physical possession of the fruit, but acts as an agent and arranges for the transfer directly from the third-party international packinghouses to the end customers. We earn commissions on these brokered fruit sales, which are recorded net and were $66,000 and $23,000 for the three months ended January 31, 2019 and 2018, respectively.

Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment.

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

Real Estate Development Revenue – We recognize revenue on real estate development projects with customers at a point in time (i.e., the closing) when we satisfy the single performance obligation and transfer control of such real estate to a buyer. The transaction price, which is the amount of consideration we receive upon delivery of the completed real estate to the buyer, is allocated to this single obligation and is received at closing. Real estate development projects with non-customers are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

Real Estate Development Costs – We capitalize the planning, entitlement, construction and development costs associated with our various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. Costs incurred to sell the real estate are evaluated for capitalization in accordance with ASC 340-40, and incremental costs of obtaining a contract and costs to fulfill a contract are capitalized only if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future and are expected to be recovered. For fiscal year 2018, we capitalized approximately $32.7 million of costs related to our real estate projects and expensed approximately $1.7 million of costs.

Financing and payment – Our payment terms vary by the type and location of our customer and the products or services offered. Payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 60 days from date of shipment or satisfaction of the performance obligation. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry.

Practical expedients and exemptions – Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.

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

Recent Accounting Pronouncements

Please See Note 2 – "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 as filed with the SEC on January 14, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, as filed with the SEC on January 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2018 - November 30, 2018	3,822	24.65	—	—
December 1, 2018 - December 31, 2018	16,297	18.74	—	—
January 1, 2019 - January 31, 2019	—	—	—	—
Total	20,119		—	—
__________________________________
(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) We currently have no Company repurchase program in place.

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

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith,

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

LIMONEIRA COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

March 12, 2019	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2019	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)