Form 10-Q
period 2019-04-30
Limoneira CO
filed 2019-06-10
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-34755

LIMONEIRA COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0260692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 525-5541

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange of Which Registered
Common Stock, $0.01 par value	LMNR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☒ Accelerated filer	☐ Emerging growth company
☐ Non-accelerated filer	☐ Smaller reporting company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

 As of May 31, 2019, there were 17,772,753 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2019	October 31, 2018
Assets
Current assets:
Cash	$1,491	$609
Accounts receivable, net	19,960	14,116
Cultural costs	2,821	5,413
Prepaid expenses and other current assets	11,808	10,528
Income taxes receivable	—	378
Total current assets	36,080	31,044

Property, plant and equipment, net	230,592	225,681
Real estate development	16,156	107,162
Equity in investments	57,470	18,698
Investment in Calavo Growers, Inc.	23,953	24,250
Other assets	19,034	14,504
Total assets	$383,285	$421,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,002	$6,134
Growers payable	17,029	10,089
Accrued liabilities	4,828	7,724
Current portion of long-term debt	2,915	3,127
Total current liabilities	34,774	27,074
Long-term liabilities:
Long-term debt, less current portion	93,744	76,966
Deferred income taxes	24,751	25,372
Other long-term liabilities	3,347	3,647
Sale-leaseback deferral	—	58,330
Total liabilities	156,616	191,389
Commitments and contingencies (See Note 16)

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2019 and October 31, 2018) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2019 and October 31, 2018) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2019 and October 31, 2018)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,772,753 and 17,647,135 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively)	178	176
Additional paid-in capital	159,992	159,071
Retained earnings	59,757	50,354
Accumulated other comprehensive (loss) income	(4,643)	8,965
Noncontrolling interest	575	574
Total stockholders’ equity	215,859	219,140
Total liabilities and stockholders’ equity	$383,285	$421,339
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net revenues:
Agribusiness	$40,823	$41,865	$81,623	$72,198
Rental operations	1,212	1,270	2,430	2,530
Real estate development	—	—	—	—
Total net revenues	42,035	43,135	84,053	74,728
Costs and expenses:
Agribusiness	37,078	28,798	75,994	56,960
Rental operations	1,095	976	2,174	2,041
Real estate development	24	39	52	69
Selling, general and administrative	4,843	3,942	9,858	8,016
Total costs and expenses	43,040	33,755	88,078	67,086
Operating (loss) income	(1,005)	9,380	(4,025)	7,642
Other income (expense):
Interest expense	(686)	(284)	(539)	(794)
Equity in earnings of investments	1,927	(126)	1,969	(83)
Unrealized gain (loss) on stock in Calavo Growers, Inc.	3,612	—	(298)	—
Other income, net	56	16	360	257
Total other income (expense)	4,909	(394)	1,492	(620)

Income (loss) before income tax (provision) benefit	3,904	8,986	(2,533)	7,022
Income tax (provision) benefit	(1,084)	(2,380)	677	8,207
Net income (loss)	2,820	6,606	(1,856)	15,229
Net income attributable to noncontrolling interest	(5)	(7)	(22)	(5)
Net income (loss) attributable to Limoneira Company	2,815	6,599	(1,878)	15,224
Preferred dividends	(126)	(126)	(251)	(251)
Net income (loss) attributable to common stock	$2,689	$6,473	$(2,129)	$14,973

Basic net income (loss) per common share	$0.15	$0.45	$(0.12)	$1.04

Diluted net income (loss) per common share	$0.15	$0.44	$(0.12)	$1.02

Weighted-average common shares outstanding-basic	17,554,000	14,379,000	17,516,000	14,341,000
Weighted-average common shares outstanding-diluted	18,225,000	15,023,000	17,516,000	14,986,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income (loss)	$2,820	$6,606	$(1,856)	$15,229
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(452)	50	443	293
Minimum pension liability adjustment, net of tax of $28, $52, $55 and $103 for the three and six months ended April 30, 2019 and 2018, respectively.	72	123	146	247
Unrealized holding gains on security available-for-sale, net of tax of $0, $589, $0 and $1,758 for the three and six months ended April 30, 2019 and 2018, respectively.	—	1,421	—	4,242
Unrealized gains from derivative instrument, net of tax of $0, $25, $0 and $67 for the three and six months ended April 30, 2019 and 2018, respectively.	—	58	—	161
Total other comprehensive (loss) income, net of tax	(380)	1,652	589	4,943
Comprehensive income (loss)	2,440	8,258	(1,267)	20,172
Comprehensive (income) loss attributable to noncontrolling interest	13	13	1	36
Comprehensive income (loss) attributable to Limoneira Company	$2,453	$8,271	$(1,266)	$20,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,332)	—	—	(1,332)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,737	2	789	—	—	—	791	—	—
Exchange of common stock	(20,119)	—	(305)	—	—	—	(305)	—	—
Net (loss) income	—	—	—	(4,693)	—	17	(4,676)	—	—
Other comprehensive income, net of tax					969	(12)	957	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,724)	1,724	—	—	—	—
Balance at January 31, 2019	17,772,753	178	159,555	58,401	(4,263)	579	214,450	1,479	9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	437	—	—	—	437	—	—
Net (loss) income	—	—	—	2,815	—	5	2,820	—	—
Other comprehensive income, net of tax	—	—	—	—	(380)	(9)	(389)	—	—
Balance at April 30, 2019	17,772,753	$178	$159,992	$59,757	$(4,643)	$575	$215,859	$1,479	$9,331

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2017	14,405,031	$144	$94,294	$34,692	$7,076	$587	$136,793	$1,479	$9,331
Dividends Common Stock ($0.0625 per share)	—	—	—	(908)	—	—	(908)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,441	1	708	—	—	—	709	—	—
Exchange of common stock	(17,520)	—	(401)	—	—	—	(401)	—	—
Net income	—	—	—	8,625	—	(2)	8,623	—	—
Other comprehensive income, net of tax	—	—	—	—	3,291	25	3,316	—	—
Balance at January 31, 2018	14,532,952	145	94,601	42,284	10,367	610	148,007	1,479	9,331
Dividends Common Stock ($0.0625 per share)	—	—	—	(908)	—	—	(908)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	230	—	—	—	230	—	—
Net income	—	—	—	6,599	—	7	6,606	—	—
Other comprehensive income, net of tax	—	—	—	—	1,652	6	1,658	—	—
Balance at April 30, 2018	14,532,952	$145	$94,831	$47,849	$12,019	$623	$155,467	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2019	2018
Operating activities
Net (loss) income	$(1,856)	$15,229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,247	3,434
(Gain) loss on disposals of assets	(11)	193
Gain on sales of real estate development assets	—	(25)
Stock compensation expense	1,228	939
Equity in earnings of investments	(1,969)	83
Cash distributions from equity investments	282	—
Deferred income taxes	(642)	(10,781)
Accrued interest on notes receivable	(92)	(83)
Unrealized loss on stock in Calavo Growers, Inc.	298	—
Changes in operating assets and liabilities:
Accounts receivable	(5,838)	(6,284)
Cultural costs	2,608	2,112
Prepaid expenses and other current assets	(1,409)	(1,052)
Income taxes receivable	378	—
Other assets	(130)	25
Accounts payable and growers payable	9,947	2,244
Accrued liabilities	(2,927)	1,000
Other long-term liabilities	(96)	49
Net cash provided by operating activities	4,018	7,083

Investing activities
Capital expenditures	(8,151)	(5,420)
Purchase of real estate development parcel	—	(1,444)
Net proceeds from sales of real estate development assets	—	1,543
Agriculture property acquisition	(397)	—
Payments to FGF Trapani (See Note 19)	(4,000)	—
Collections of installments on note receivable	150	—
Equity investment contributions	(4,000)	(3,500)
Investments in mutual water companies	(16)	(16)
Net cash used in investing activities	(16,414)	(8,837)

Financing activities
Borrowings of long-term debt	58,340	41,801
Repayments of long-term debt	(41,844)	(37,564)
Dividends paid – common	(2,665)	(1,816)
Dividends paid – preferred	(251)	(251)
Exchange of common stock	(305)	(401)
Net cash provided by financing activities	13,275	1,769
Effect of exchange rate changes on cash	3	(14)
Net increase in cash	882	1
Cash at beginning of period	609	492
Cash at end of period	$1,491	$493

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,327	$1,150
Cash paid during the period for income taxes, net of (refunds)	$130	$100
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$—	$(6,000)
(Decrease) increase in real estate development and sale-leaseback deferral	$(58,330)	$8,425
Reclassification from real estate development to equity in investments	$(33,353)	$—
Increase in equity in investments and other long-term liabilities	$—	$750
Non-cash issuance of note receivable	$—	$3,000
Non-cash reduction of note receivable	$—	$68
Capital expenditures accrued but not paid at period-end	$400	$299
Accrued contribution obligation of investment in water company	$450	$315
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31
Non-cash issuance of note payable	$—	$1,435

In December 2018, the Company terminated its lease agreement with the Joint Venture (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the Joint Venture from real estate development to equity in investments as further described in Note 7 - Real Estate Development and Note 8 - Equity in Investments of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
Business
Limoneira Company (together with its consolidated subsidiaries, the “Company”) engages primarily in growing citrus and avocados, picking and hauling citrus, and packing, marketing and selling lemons. The Company is also engaged in residential rentals and other rental operations and real estate development activities.

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

Basis of Presentation and Preparation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited interim consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Because the consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Revenue Recognition

On November 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) – Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard which was adopted using the modified-retrospective method and applied to those contracts that were not completed as of November 1, 2018. There was no net effect of applying the standard and therefore no cumulative adjustment to retained earnings was necessary at the date of initial application.

As a result comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods.

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

The Company determined the appropriate method by which it recognizes revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with its customers. The Company accounts

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract's transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract and each performance obligation is valued based on its estimated relative standalone selling price.

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

Upon adoption, the Company changed the accounting of certain brokered fruit sales. Under previous guidance, the Company was considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, the Company is considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses.

This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses of $162,000  and $168,000, respectively, during the three months ended April 30, 2019 and $456,000 and $420,000, respectively, during the six months ended April 30, 2019. Had it used the previous revenue recognition guidance, the Company would have recorded insignificant net agribusiness revenue for the three and six months ended April 30, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard.

Agribusiness revenue - Revenue from lemon sales is generally recognized at a point in time when the customer takes control of the fruit from the Company’s packinghouse, which aligns with the transfer of title to the customer. The Company has elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

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

The revenues the Company recognizes related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit. The Company controls the product until it is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue as they are not for distinct services. The identifiable benefit the Company receives from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of the Company’s products. In addition, the Company is not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in the Company’s consolidated statements of operations.

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

The Company has entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, the Company has the exclusive ability to direct the use of and obtains substantially all of the remaining benefits from the fruit, and is therefore acting as a principal. As such, the Company records the related revenue and costs of the fruit gross in the consolidated statement of operations.

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

Real Estate Development Revenue - The Company recognizes revenue on real estate development projects with customers at a point in time (i.e., the closing) when the Company satisfies the single performance obligation and transfers control of such real estate to a buyer. The transaction price, which is the amount of consideration the Company receives upon delivery of the completed real estate to the buyer, is allocated to this single obligation and is received at closing. Real estate development projects with non-customers are accounted for in accordance with Accounting Standards Code (“ASC”) 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

Recent Accounting Pronouncements

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
ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company’s adoption of this ASU on November 1, 2018 resulted in a cumulative-effect adjustment to the statement of financial position, with the Company reclassifying unrealized holding gains of $15,921,000, net of taxes, in Calavo common stock to retained earnings from accumulated other comprehensive income ("AOCI") at the date of adoption. In addition, the change in the fair value of Calavo common stock has been disclosed as a separate line item in the statement of operations subsequent to the adoption of ASU 2016-01.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2020. The Company is evaluating the effect this ASU may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASU. Note 20 – Commitments and Contingencies of the notes to consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K describes its operating lease arrangements as of October 31, 2018.

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

The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company early adopted this ASU on November 1, 2018, and as a result recorded a cumulative-effect reclassification in the statement of financial position to retained earnings from AOCI at the date of adoption of $1,724,000 related to the investment in Calavo and pension liability.

FASB ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

This amendment adds, removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans.

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

SEC Amendments to Certain Disclosure Requirements

In August 2018, the SEC adopted amendments to certain disclosure requirements for a number of SEC rules, including Rule 3-04 of Regulation S-X. Rule 3-04 requires that a public registrant’s Form 10-Q include a reconciliation of changes in stockholders’ equity for each period for which a statement of comprehensive income is required to be filed. These amendments are effective for interim periods beginning after November 5, 2018, therefore the Company has included a separate statement of stockholders’ equity and temporary equity in this Quarterly Report on Form 10-Q.

3. Acquisitions
Agriculture Property Acquisition

In January 2019, the Company purchased land for use as a citrus orchard for a cash purchase price of $397,000. The acquisition was for 26 acres of agricultural property adjacent to the Company’s orchards in Lindsay, California. This agriculture property acquisition is included in property, plant and equipment on the Company’s consolidated balance sheet.

San Pablo

On July 18, 2018, the Company completed the acquisition of San Pablo ranch and related assets in La Serena, Chile, for $13,000,000. The San Pablo ranch consists of 3,317 acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet. In addition, transaction costs of $111,000 were capitalized as part of total acquisition costs.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation (in thousands):

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

Business Combinations

Agreement provided that Seller lease back the tangible assets from the Company until the Final Closing Date, pursuant to a lease executed on the Initial Closing Date. Transaction costs of $142,000 were included in selling, general and administrative expense.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation (in thousands):

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

The following table sets forth the Company’s financial assets and liabilities as of April 30, 2019 and October 31, 2018, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

April 30, 2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$23,953	$—	$—	$23,953

October 31, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$24,250	$—	$—	$24,250

Equity securities consist of marketable securities in Calavo common stock. At April 30, 2019 and October 31, 2018, the Company owned 250,000 shares, representing approximately 1.4% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices and changes in fair value are included in the statement of operations subsequent to the adoption of ASU 2016-01.

With the adoption of FASB ASU 2016-01 on November 1, 2018, changes in the fair value of the marketable securities result in gains or losses recognized in net income. The Company recorded an unrealized gains (losses) of $3,612,000 and $(298,000) during the three and six months ended April 30, 2019, respectively, which is included in other income (expense) in the consolidated statements of operations. The Company recorded unrealized holding gains of $2,010,000 ($1,421,000 net of tax) and $6,000,000 ($4,242,000 net of tax), during the three and six months ended April 30, 2018, which were included in AOCI in the consolidated balance sheet.

Calavo’s stock price at April 30, 2019 and October 31, 2018 was $95.81 and $97.00 per share, respectively. Prior to the adoption of ASU 2016-01, these equity securities were classified as available-for-sale securities and changes in fair value were recorded in AOCI net of tax.

LIMONEIRA COMPANY

5. Concentrations
Lemons procured from third-party growers were 59% and 43% of lemon supply in the three months ended April 30, 2019 and 2018, respectively. Lemons procured from third-party growers were 59% and 47% of lemon supply in the six months ended April 30, 2019 and 2018, respectively, of which one third-party grower was 10% of lemon supply at April 30, 2019. The Company sells all of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packing house.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2019	October 31, 2018
Prepaid insurance	$779	$647
Prepaid supplies	1,165	1,196
Lemon supplier advances	508	170
Note receivable, net	2,552	2,797
Real estate development held for sale	5,024	5,024
Water assessment fees and other	1,780	694
	$11,808	$10,528

7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	April 30, 2019	October 31, 2018
East Area I	$—	$91,357
Retained Property - East Area I	10,613	10,408
East Area II	5,543	5,397
	$16,156	$107,162

East Area I, Retained Property and East Area II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLC” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLC and sold a 50% interest in the LLC to Lewis for $20,000,000.

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. In August 2018, the Retained Property, was transferred back to the Company. The net carrying value of the Retained Property as of April 30, 2019 and October 31, 2018 was $10,613,000 and $10,408,000, respectively, and classified as real estate development.

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

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement was considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property was carried on

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Real Estate Development (continued)

East Area I, Retained Property and East Area II (continued)

the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral had been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement was not required under sale-leaseback accounting since the Company was treated as though it continued to own the property. During the three and six months ended April 30, 2018, the Company recorded $5,699,000 and $8,425,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There were no repayment requirements for the sale-leaseback deferral. When the Lease Agreement was terminated in December 2018 control of the property transferred to the Joint Venture and therefore, the Company reduced the sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 to equity in investments upon derecognition of the real estate development. As the fair value of the Company’s ownership interest in the Joint Venture approximated the Company’s historical basis in the real estate development at the inception of the Joint Venture, no gain or loss was recorded.

The Company made contributions to the Joint Venture of $4,000,000 and $3,500,000 in the six months ended April 30, 2019 and 2018, respectively. Additionally, the Company recorded equity income, net of amortization of basis differences, of $2,270,000 for both the three and six months ended April 30, 2019.

In February and March 2019, the Company announced that its Joint Venture with Lewis closed the sales of the initial residential lots representing a total of 174 residential units.

Templeton Santa Barbara, LLC

The real estate development parcels within the Templeton Santa Barbara, LLC project are described as The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla were $2,481,000 and $2,543,000, respectively, as of April 30, 2019 and October 31, 2018. These projects were idle during the six months ended April 30, 2019 and 2018 and, as such, no costs were capitalized and expenses were insignificant.

In October 2018, the Company began negotiations to sell its Pacific Crest and Sevilla properties for a combined total price of $5,200,000. As a result, the Company recorded impairment charges on Pacific Crest and Sevilla of $769,000 and $789,000, respectively, in October 2018. These negotiations have not resulted in a sale and the Company is actively marketing these properties.

At April 30, 2019 and October 31, 2018, the $2,481,000 carrying value of Pacific Crest and the $2,543,000 carrying value of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

8. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2019	October 31, 2018
Limoneira Lewis Community Builders, LLC	$53,416	$14,060
Limco Del Mar, Ltd.	2,001	1,935
Rosales	1,543	2,191
Romney Property Partnership	510	512
	$57,470	$18,698

The Rosales equity investment includes the Company’s 35% interest acquired in fiscal year 2014 and an additional 12% interest acquired with the purchase of PDA in fiscal year 2017. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

The Limoneira Lewis Community Builders, LLC investment balance includes the value of the Company's ownership interest in the Joint Venture as described in Note 7 - Real Estate Development.

LIMONEIRA COMPANY

8. Equity in Investments (continued)

Unconsolidated Significant Subsidiary

The LLC investment balance includes the value of the Company's ownership interest in the LLC. In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, the Company must determine if its equity method investees are considered, “significant subsidiaries”. In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Rule 10-01(b)(1) of Regulation S-X requires summarized income statement information of an equity method investee in an interim report if either of the two tests exceed 20%. During the current quarter, this threshold was met for the LLC and thus requires summarized income statement information in this Quarterly Report on Form 10-Q.

The following is unaudited summarized financial information for the LLC (in thousands):

	Six Months Ended April 30,
	2019	2018
Revenues	$30,354	$—
Cost of land sold	22,005	—
Operating expenses	107	83
Net income (loss)	$8,242	$(83)
Net income (loss) attributable to Limoneira Company	$3,481	$(83)

9. Other Assets
Other assets consist of the following (in thousands):

	April 30, 2019	October 31, 2018
Investments in mutual water companies	$5,486	$5,026
Acquired water and mineral rights	3,841	3,783
Deposit for land purchase	608	593
Deferred lease assets and other	335	396
Notes receivable	815	566
Revolving funds and memberships	244	267
Acquired trade names, trademarks and customer relationships	2,270	2,442
Goodwill	1,435	1,431
Payments to FGF Trapani	4,000	—
	$19,034	$14,504

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2019	October 31, 2018
Compensation	$2,258	$2,784
Property taxes	21	785
Interest	342	297
Deferred rental income and deposits	460	497
Lease expense	78	378
Lemon supplier payables	53	1,214
Capital expenditures and other	1,616	1,769
	$4,828	$7,724

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

11. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2019	October 31, 2018
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.50% at April 30, 2019, plus 1.60%. Effective July 1, 2018, the interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$69,142	$50,888
Farm Credit West term loan: the interest rate is variable and was 4.95% at April 30, 2019. The loan is payable in quarterly installments through November 2022.	2,321	2,602
Farm Credit West term loan: the interest rate is variable and was 4.95% at April 30, 2019. The loan is payable in monthly installments through October 2035.	1,100	1,122
Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	9,000	9,172
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,666	6,808
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	5,667	6,367
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,470	1,857
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 5.50% at April 30, 2019. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	96,801	80,251
Less deferred financing costs, net of accumulated amortization	142	158
Total long-term debt, net	96,659	80,093
Less current portion	2,915	3,127
Long-term debt, less current portion	$93,744	$76,966

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115,000,000 at April 30, 2019.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $344,000 and $372,000 during the three months ended April 30, 2019 and 2018, respectively, and $611,000 and $949,000 during the six months ended April 30, 2019 and 2018, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Basic and Diluted Net (Loss) Income per Share

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$2,689	$6,473	$(2,129)	$14,973
Effect of unvested, restricted stock	(16)	(10)	(33)	(19)
Numerator: Net income (loss) for basic EPS	2,673	6,463	(2,162)	14,954
Denominator: Weighted average common shares-basic	17,554	14,379	17,516	14,341
Basic net income (loss) per common share	$0.15	$0.45	$(0.12)	$1.04

Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$2,815	$6,599	$(2,162)	$15,224
Weighted average common shares–basic	17,554	14,379	17,516	14,341
Effect of dilutive unvested, restricted stock and preferred stock	671	644	—	645
Denominator: Weighted average common shares–diluted	18,225	15,023	17,516	14,986
Diluted net income (loss) per common share	$0.15	$0.44	$(0.12)	$1.02

Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 140,000 and 94,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the three months ended April 30, 2019 and 2018, respectively, and 219,000 and 93,000 for the six months ended April 30, 2019 and 2018, respectively.

13. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $182,000 and $178,000 of rental revenue from employees in the three months ended April 30, 2019 and 2018, respectively, and $360,000 and $355,000 in the six months ended April 30, 2019 and 2018, respectively. There were no rental payments due from employees at April 30, 2019 or October 31, 2018.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $81,000 and $166,000 in the three months ended April 30, 2019 and 2018, respectively, and $858,000 and $886,000 in the six months ended April 30, 2019 and 2018, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, $681,000 and $142,000 at April 30, 2019 and October 31, 2018, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $540,000 and $508,000 from the association in the three months ended April 30, 2019 and 2018, respectively, and $856,000 and $815,000 in the six months ended April 30, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were $185,000 and $142,000 at April 30, 2019 and October 31, 2018, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Related-Party Transactions (continued)

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and had representation on the board of directors of the Company. The Company recorded dividend income of $250,000 and $285,000 in the six months ended April 30, 2019 and 2018, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company paid $255,000 and $216,000 of dividends to Calavo for the six months ended April 30, 2019 and 2018, respectively. The Company had $540,000 and $935,000 in avocado sales to Calavo for the three months ended April 30, 2019 and 2018, respectively, and $543,000 and $935,000 for the six months ended April 30, 2019 and 2018, respectively. which are included in agribusiness revenues in the Company's consolidated statements of operations. There were $467,000 and zero amounts receivable by the Company from Calavo at April 30, 2019 and October 31, 2018, respectively. The Company leases office space to Calavo and received rental income of $80,000 and $73,000 in the three months ended April 30, 2019 and 2018, respectively, and $159,000 and $145,000 in the six months ended April 30, 2019 and 2018, respectively, which is included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $1,000 and $4,000 of storage services from Calavo in the six months ended April 30, 2019 and 2018, respectively. Amounts due to Calavo at April 30, 2019 and October 31, 2018 were zero and $3,000, respectively.

Certain members of the Company’s board of directors market lemons through the Company. The aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was $232,000 and $1,158,000 in the three months ended April 30, 2019 and 2018, respectively, and $609,000 and $1,386,000 in the six months ended April 30, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were $500,000 and $487,000 at April 30, 2019 and October 31, 2018, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred $23,000 and $11,000 of lease expense related to these leases in the six months ended April 30, 2019 and 2018, respectively.

On July 1, 2013, the Company and Cadiz Real Estate LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz Inc. Additionally, this board member is an attorney with a law firm that provided services of $12,000 and $10,000 to the Company during the three months ended April 30, 2019 and 2018, respectively, and $14,000 and $19,000 during the six months ended April 30, 2019 and 2018, respectively. Payments due to the law firm were zero and $67,000 at April 30, 2019 and October 31, 2018, respectively. The Company incurred lease and farming expenses of $22,000 and $50,000 in the three months ended April 30, 2019 and 2018, respectively, and $88,000 and $86,000 in the six months ended April 30, 2019 and 2018, respectively, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

On February 5, 2015, the Company entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by the Company under the lease agreement dated July 1, 2013. In connection with the Amendment, the Company paid a total of $1,212,000 to acquire existing lemon trees and irrigations systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Amounts due to Fenner were $80,000 and $100,000 at April 30, 2019 and October 31, 2018, respectively.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of zero in the three months ended April 30, 2019 and 2018. The Company paid harvest costs to CRG of $3,841,000 and $2,451,000 in the six months ended April 30, 2019 and 2018, respectively. Such amounts are included in agribusiness expense in the Company’s consolidated statements of operations. Additionally, Associated provided harvest management and administrative services to CRG in the amounts of zero during the three months ended April 30, 2019 and 2018. Associated provided harvest management and administrative services to CRG in the amounts of $306,000 and $218,000 during the six months ended April 30, 2019 and 2018, respectively. Such amounts are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $232,000 due to Associated from CRG at April 30, 2019 and October 31, 2018, respectively, which is included in accounts receivable, net in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Related-Party Transactions (continued)

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). The Company purchased water in the amounts of $53,000 and $65,000 during the three months ended April 30, 2019 and 2018, respectively, and $85,000 and $149,000 from YMIDD during the six months ended April 30, 2019 and 2018, respectively, which is included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to YMIDD at April 30, 2019 or October 31, 2018.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $45,000 and $43,000 in the three months ended April 30, 2019 and 2018, respectively, and $80,000 and $95,000 in the six months ended April 30, 2019 and 2018, respectively. The Company procures lemons from Del Mar and fruit proceeds (due from) payable to Del Mar were $(2,000) and $709,000 at April 30, 2019 and October 31, 2018, respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. The Company received no cash distributions and recorded equity in (losses) earnings of this investment of $(139,000) and $(45,000) in the three months ended April 30, 2019 and 2018, respectively, and $66,000 and $118,000, in the six months ended April 30, 2019 and 2018, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized zero and $782,000 of lemon sales to Rosales in the three months ended April 30, 2019 and 2018, respectively, and $521,000 and $923,000 in the six months ended April 30, 2019 and 2018, respectively. Additionally, San Pablo recognized aggregate lemon and orange sales of $720,000 and $780,000 to Rosales for the three and six months ended April 30, 2019, respectively. PDA recognized aggregate lemon and orange sales of $685,000 and $421,000 to Rosales in the three months ended April 30, 2019 and 2018, respectively, and $765,000 and $703,000 in the six months ended April 30, 2019 and 2018, respectively, which are recorded in agribusiness revenues in the Company’s consolidated statements of operations. The aggregate amount of lemons and oranges procured from Rosales was zero in the three months ended April 30, 2019 and 2018 and $359,000 and zero in the six months ended April 30, 2019 and 2018, respectively. Amounts due from (payable to) Rosales were $234,000 and $(65,000) at April 30, 2019 and October 31, 2018, respectively. The Company recorded equity in (losses) earnings of this investment of $(119,000) and $3,000 in the three months ended April 30, 2019 and 2018, respectively, and amortization of fair value basis differences of $85,000 in the three months ended April 30, 2019 and 2018. The Company recorded equity in losses of this investment of $(196,000) and $(33,000) in the six months ended April 30, 2019 and 2018, respectively, and amortization of fair value basis differences of $169,000 in the six months ended April 30, 2019 and 2018. The Company received $283,000 and zero cash distributions from this equity investment in the six months ended April 30, 2019 and 2018, respectively.

14. Income Taxes
The Company’s estimated annual effective blended tax rate for fiscal year 2019 is approximately 28.2%. A 26.7% estimated effective blended tax rate, after discrete items, was utilized by the Company in the six months ended April 30, 2019 to calculate its income tax provision.

The Company has no uncertain tax positions as of April 30, 2019. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of April 30, 2019.

The Company applied the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment-date effects of the 2017 Act throughout fiscal year 2018. At January 31, 2019, the Company completed its evaluation for all of the enactment-date income tax effects of the 2017 Act and no material adjustments noted to be made on the provisional amounts recorded at January 31, 2018.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Retirement Plans (continued)

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 during both three months ended April 30, 2019 and 2018, respectively, and $300,000 during both six months ended April 30, 2019 and 2018, respectively.

The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Administrative expenses	$47	$63	$94	$126
Interest cost	207	192	414	385
Expected return on plan assets	(272)	(268)	(544)	(536)
Prior service cost	11	11	22	22
Recognized actuarial loss	100	175	201	350
Net periodic benefit cost	$93	$173	$187	$347

16. Commitments and Contingencies

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

17. Stock-based Compensation

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

During January 2019 and 2018, 15,642 and 14,033 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $339,000 and $309,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2019 and 2018, respectively.

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

Segment information for the three months ended April 30, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$32,428	$3,954	$—	$540	$3,901	$40,823	$1,212	$—	$—	$42,035
Intersegment revenue	—	8,157	(8,157)	—	—	—	—	—	—	—
Total net revenues	32,428	12,111	(8,157)	540	3,901	40,823	1,212	—	—	42,035
Costs and expenses	27,915	10,664	(8,157)	921	3,875	35,218	901	24	4,776	40,919
Depreciation and amortization	—	—	—	—	—	1,860	194	—	67	2,121
Operating income (loss)	$4,513	$1,447	$—	$(381)	$26	$3,745	$117	$(24)	$(4,843)	$(1,005)

Segment information for the three months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$30,561	$3,008	$—	$935	$7,361	$41,865	$1,270	$—	$—	$43,135
Intersegment revenue	—	7,152	(7,152)	—	—	—	—	—	—	—
Total net revenues	30,561	10,160	(7,152)	935	7,361	41,865	1,270	—	—	43,135
Costs and expenses	22,601	7,170	(7,152)	875	3,808	27,302	781	39	3,889	32,011
Depreciation and amortization	—	—	—	—	—	1,496	195	—	53	1,744
Operating income (loss)	$7,960	$2,990	$—	$60	$3,553	$13,067	$294	$(39)	$(3,942)	$9,380

Segment information for the six months ended April 30, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$66,921	$8,057	$—	$543	$6,102	$81,623	$2,430	$—	$—	$84,053
Intersegment revenue	—	15,201	(15,201)	—	—	—	—	—	—	—
Total net revenues	66,921	23,258	(15,201)	543	6,102	81,623	2,430	—	—	84,053
Costs and expenses	59,997	19,448	(15,201)	1,637	6,385	72,266	1,785	52	9,728	83,831
Depreciation and amortization	—	—	—	—	—	3,728	389	—	130	4,247
Operating income (loss)	$6,924	$3,810	$—	$(1,094)	$(283)	$5,629	$256	$(52)	$(9,858)	$(4,025)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Segment Information (continued)

Segment information for the six months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$55,537	$5,841	$—	$935	$9,885	$72,198	$2,530	$—	$—	$74,728
Intersegment revenue	—	12,076	(12,076)	—	—	—	—	—	—	—
Total net revenues	55,537	17,917	(12,076)	935	9,885	72,198	2,530	—	—	74,728
Costs and expenses	45,491	12,894	(12,076)	1,579	6,129	54,017	1,651	69	7,915	63,652
Depreciation and amortization	—	—	—	—	—	2,943	390	—	101	3,434
Operating income (loss)	$10,046	$5,023	$—	$(644)	$3,756	$15,238	$489	$(69)	$(8,016)	$7,642

The following table sets forth revenues by category, by segment for the three and six months ended April 30, 2019 and 2018 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Fresh lemons (1)	$32,428	$30,561	$66,921	$55,537
Lemon packing	12,111	10,160	23,258	17,917
Intersegment revenue	(8,157)	(7,152)	(15,201)	(12,076)
Lemon revenues	36,382	33,569	74,978	61,378

Avocados	540	935	543	935

Navel and Valencia oranges	1,991	5,223	2,937	6,566
Specialty citrus and other crops	1,910	2,138	3,165	3,319
Other agribusiness revenues	3,901	7,361	6,102	9,885
Agribusiness revenues	40,823	41,865	81,623	72,198

Residential and commercial rentals	885	878	1,762	1,728
Leased land	224	326	493	654
Organic recycling and other	103	66	175	148
Rental operations revenues	1,212	1,270	2,430	2,530

Real estate development revenues	—	—	—	—
Total net revenues	$42,035	$43,135	$84,053	$74,728

(1) During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by the Company. The adoption of this guidance resulted in revenue within the Company’s fresh lemon segment of $162,000 and $456,000, during the three and six months ended April 30, 2019, respectively. See Note 2 - Summary of Significant Accounting Policies for additional information.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

19. Subsequent Events
The Company has evaluated events subsequent to April 30, 2019 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described below or in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Acquisition

On May 30, 2019, the Company acquired a 51% interest in a joint venture formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina, and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. The joint venture will control the trust and operate under the name Trapani Fresh to grow, pack, market and sell fresh citrus.

Total consideration paid for the Company’s interest in Trapani Fresh was $15,000,000. $7,500,000 of consideration was paid to FGF on May 30, 2019. The remaining $7,500,000 of consideration was advanced to FGF as prepayments for the 25% interest in Santa Clara retained by FGF. $4,000,000 was advanced in February 2019 and $3,500,000 was advanced in May 2019. Title to this 25% of Santa Clara will transfer to Trapani Fresh by 2024. These advances will be accounted for as an acquisition of property by the Company in May 2019. The Company is currently evaluating the accounting treatment for its 51% interest in Trapani Fresh and anticipates that it will consolidate Trapani Fresh as a business combination and reflect FGF’s 49% interest in Trapani Fresh as a non-controlling interest in its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are an agribusiness and real estate development company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,700 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, real estate development and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a lemon growing, packing, marketing and selling operation in Argentina

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from water districts and irrigation districts in Tulare County, which is in California’s San Joaquin Valley and we use ground water from the Cadiz Valley Basin in San Bernardino County. We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina.

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

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the six months ended April 30, 2019, lemon sales were comprised of approximately 73% in domestic and Canadian sales, 21% in sales to domestic exporters and 6% in international sales. Additionally, we had approximately $1.5 million of lemon and orange sales in Chile by PDA and San Pablo in the six months ended April 30, 2019. We sell a portion of our oranges and specialty citrus to Sunkist-

licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

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

Water Resources

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California’s San Bernardino County and surface water in Arizona from the Colorado River through the YMIDD. We use ground and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina.

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

We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Grading began in November 2017 and Phase 1 site improvements have been substantially completed. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 174 residential units closed in February and March 2019. For further information see Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q

Late in the third quarter of fiscal year 2018, Ventura County experienced record high temperatures. We expect that the effect of these high temperatures will result in lower avocado crop volume in fiscal year 2019 compared to fiscal year 2018.

In October 2018, we sold 50,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at an average price of $94.47 per share. Net proceeds from the sale were $4.7 million and we recognized a gain of $4.2 million. We continue to own 250,000 shares of Calavo common stock. With the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01 on November 1, 2018, changes in the fair value of the equity securities result in gains or losses recognized in net income. The Company recorded unrealized gains (losses) of $3.6 million and $(0.3) million during the three and six months ended April 30, 2019, which is included in other income (expense) in the consolidated statements of operations.

In October 2018, we began negotiations to sell both our The Terraces at Pacific Crest ("Pacific Crest") property and the remaining residential portion of our Sevilla property for $5.2 million. As a result, based on the estimated selling prices, we recorded an impairment charge of $1.6 million in fiscal year 2018. These negotiations have not resulted in a sale and we are actively marketing the properties.

For fiscal year 2018, we declared cash dividends to our stockholders totaling $0.25 per common share in the aggregate amount of $4.0 million compared to a total of $0.22 per common share in the aggregate amount of $3.2 million for fiscal year 2017. On April 15, 2019, we declared a cash dividend $0.075 per common share which was paid on April 19, 2019, in the aggregate amount of $1.3 million to common stockholders of record as of April 8, 2019. This represented a 20% increase in our dividend compared to 2018.

On May 30, 2019, we acquired a 51% interest in a joint venture formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina, and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. The joint venture will control the trust and operate under the name Trapani Fresh to grow, pack, market and sell fresh citrus.

Total consideration paid for our interest in Trapani Fresh was $15.0 million. $7.5 million of consideration was paid to FGF on May 30, 2019. The remaining $7.5 million of consideration was advanced to FGF as prepayments for the 25% interest in Santa Clara retained by FGF. $4 million was advanced in February 2019 and $3.5 million was advanced in May 2019. Title to this 25% of Santa Clara will transfer to Trapani Fresh by 2024. These advances will be accounted for as an acquisition of property by our Company in May 2019. We are currently evaluating the accounting treatment for our 51% interest in Trapani Fresh and anticipate that we will consolidate Trapani Fresh as a business combination and reflect FGF’s 49% interest in Trapani Fresh as a non-controlling interest in our consolidated financial statements.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Revenues:
Agribusiness	$40,823	$41,865	$81,623	$72,198
Rental operations	1,212	1,270	2,430	2,530
Real estate development	—	—	—	—
Total net revenues	42,035	43,135	84,053	74,728
Costs and expenses:
Agribusiness	37,078	28,798	75,994	56,960
Rental operations	1,095	976	2,174	2,041
Real estate development	24	39	52	69
Selling, general and administrative	4,843	3,942	9,858	8,016
Total costs and expenses	43,040	33,755	88,078	67,086
Operating income:
Agribusiness	3,745	13,067	5,629	15,238
Rental operations	117	294	256	489
Real estate development	(24)	(39)	(52)	(69)
Selling, general and administrative	(4,843)	(3,942)	(9,858)	(8,016)
Operating (loss) income	(1,005)	9,380	(4,025)	7,642
Other income (expense):
Interest expense	(686)	(284)	(539)	(794)
Equity in earnings of investments	1,927	(126)	1,969	(83)
Unrealized gain (loss) on stock in Calavo Growers, Inc.	3,612	—	(298)	—
Other income, net	56	16	360	257
Total other expense	4,909	(394)	1,492	(620)
Income (loss) before income tax (provision) benefit	3,904	8,986	(2,533)	7,022
Income tax (provision) benefit	(1,084)	(2,380)	677	8,207
Net income (loss)	2,820	6,606	(1,856)	15,229
Net income attributable to noncontrolling interest	(5)	(7)	(22)	(5)
Net income (loss) attributable to Limoneira Company	$2,815	$6,599	$(1,878)	$15,224

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes unrealized gain (loss) on stock in Calavo, LLC earnings in equity investment and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income (loss) attributable to Limoneira Company	$2,815	$6,599	$(1,878)	$15,224
Interest expense	686	284	539	794
Income tax provision (benefit)	1,084	2,380	(677)	(8,207)
Depreciation and amortization	2,121	1,744	4,247	3,434
EBITDA	$6,706	$11,007	$2,231	$11,245
Unrealized (gain) loss on stock in Calavo Growers, Inc.	(3,612)	—	298	—
LLC earnings in equity investment	(2,270)	—	(2,270)	—
Adjusted EBITDA	$824	$11,007	$259	$11,245

Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

Revenues

Total net revenues for the second quarter of fiscal year 2019 was $42.0 million compared to $43.1 million for the second quarter of fiscal year 2018. The 3% decrease of $1.1 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2019	2018	Change
Lemons	$36,382	$33,569	$2,813	8%
Avocados	540	935	(395)	(42)%
Navel and Valencia oranges	1,991	5,223	(3,232)	(62)%
Specialty citrus and other crops	1,910	2,138	(228)	(11)%
Agribusiness revenues	$40,823	$41,865	$(1,042)	(2)%

•
Lemons: The increase in the second quarter of fiscal year 2019 was primarily the result of increased volume of lemon by-products compared to the same period in fiscal year 2018. Additionally, lower fresh lemon prices were partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2018. During the second quarter of fiscal years 2019 and 2018, fresh lemon sales were $26.3 million and $27.1 million, respectively, on 1,300,000 and 1,157,000 cartons of lemons sold at average per carton prices of $20.26 and $23.42, respectively. Lemon revenues included $4.0 million shipping and handling, $4.3 million lemon by-products and $1.8 million other lemon sales in the second quarter of fiscal year 2019 compared to $3.0 million shipping and handling, $2.2 million lemon by-products and $1.3 million other lemon sales during the same period in fiscal year 2018. Other lemon sales in the second quarter of fiscal year 2019 included $1.0 million in Chile by PDA and San Pablo compared to $0.4 million in Chile by PDA in the second quarter of fiscal year 2018.

•
Avocados: The decrease in the second quarter of fiscal year 2019 was primarily the result of lower volume partially offset by higher prices of avocados sold compared to the same period in fiscal year 2018. During the second quarter of fiscal year 2019 0.4 million pounds of avocados were sold at an average per pound price of $1.27 compared to 1.0 million pounds of avocados were sold at an average per pound price of $0.94 during the same period in fiscal year 2018. The higher prices in fiscal year 2019 are the result of lower supply in the marketplace.

•
Navel and Valencia oranges: The decrease in the second quarter of fiscal year 2019 was primarily attributable to lower prices and lower volume of oranges sold compared to the same period in fiscal year 2018. In the second quarter of fiscal year 2019, 361,000 40-pound carton equivalents of oranges were sold at average per carton prices of $5.52 compared to 471,000 40-pound carton equivalents sold at average per carton prices of $11.09 in the second quarter of fiscal year 2018. Orange sales in the second quarter of fiscal year 2019 were zero in Chile by PDA and San Pablo compared to $0.1 million in Chile by PDA in the second quarter of fiscal year 2018.

•
Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2019 was primarily the result of lower prices partially offset by higher volume of specialty citrus sold compared to the same period in fiscal year 2018. During the second quarter of fiscal year 2019, 272,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of

$7.02 compared to 193,000 40-pound carton equivalents sold at an average per carton price of $11.08 during the same period in fiscal year 2018.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2019 were $43.0 million compared to $33.8 million in the second quarter of fiscal year 2018, for a 28% increase of $9.2 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2019	2018	Change
Packing costs	$10,664	$7,170	$3,494	49%
Harvest costs	4,672	4,828	(156)	(3)%
Growing costs	6,665	5,857	808	14%
Third-party grower costs	13,217	9,447	3,770	40%
Depreciation and amortization	1,860	1,496	364	24%
Agribusiness costs and expenses	$37,078	$28,798	$8,280	29%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $9.9 million and $6.6 million in the second quarter of fiscal years 2019 and 2018, respectively. During the second quarter of fiscal year 2019, we packed and sold 1,300,000 cartons of lemons at average per carton costs of $7.60 compared to 1,157,000 cartons of lemons sold at average per carton costs of $5.68 during the same period in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to increased volume of lemon by-products and $2.2 million of operating costs incurred at the Oxnard Lemon facility. Additionally, packing costs included $0.8 million of shipping costs in the second quarter of fiscal year 2019 compared to $0.6 million in the second quarter of fiscal year 2018.

•
Harvest costs: The increase in the second quarter of fiscal year 2019 is primarily attributable to increased volume of lemons harvested partially offset by decreased volume of avocados and oranges harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2019 was primarily due to net increased cost of $0.8 million for cultivation, fertilization and soil amendments, pest control and San Pablo cultural costs compared to the same period in fiscal year 2018. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the second quarter of fiscal year 2019 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 1,300,000 and 1,157,000 cartons of lemons packed and sold during the second quarter of fiscal years 2019 and 2018, respectively, 770,000 (59%) and 493,000 (43%) cartons were procured from third-party growers at average per carton prices of $17.01 and $19.19, respectively.

•
Depreciation and amortization expense for the second quarter of fiscal year 2019 was approximately $0.4 million higher than the second quarter of fiscal year 2018 primarily due to the acquisitions of Oxnard Lemon and San Pablo and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $4.8 million in the three months ended April 30, 2019 compared to $3.9 million in the three months ended April 30, 2018. The $0.9 million increase is primarily attributable to an increase in administration personnel, salaries and benefits, increased incentive compensation and increased professional fees associated with our strategic initiatives as of April 30, 2019 compared to April 30, 2018.

Other Income (Expense)

Other income, net for the three months ended April 30, 2019 is comprised primarily of $3.6 million unrealized gain on equity securities and $1.9 million of equity in earnings of investments partially offset by $0.7 million of interest expense, net. Other expense, net for the three months ended April 30, 2018 is comprised primarily of $0.3 million of interest expense, net and $0.1 million of equity in losses of investments.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.3 million and $0.4 million of interest in the second quarter of fiscal years 2019 and 2018, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax provision of $1.1 million in the second quarter of fiscal year 2019 on pre-tax income of $3.9 million compared to an estimated income tax provision of $2.4 million in the second quarter of fiscal year 2018 on pre-tax income of $9.0 million. Our projected annual effective blended tax rate for fiscal year 2019 is approximately 28.2%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents 10% of the net income of PDA.

Six Months Ended April 30, 2019 Compared to the Six Months Ended April 30, 2018

Revenues

Total net revenues for the six months ended April 30, 2019 was $84.1 million compared to $74.7 million for the six months ended April 30, 2018. The 12% increase of $9.4 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2019	2018	Change
Lemons	$74,978	$61,378	$13,600	22%
Avocados	543	935	(392)	(42)%
Navel and Valencia oranges	2,937	6,566	(3,629)	(55)%
Specialty citrus and other crops	3,165	3,319	(154)	(5)%
Agribusiness revenues	$81,623	$72,198	$9,425	13%

•
Lemons: The increase in the first six months of fiscal year 2019 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to the same period in fiscal year 2018. During the first six months of fiscal years 2019 and 2018, fresh lemon sales were $57.2 million and $51.1 million, respectively, on 2,572,000 and 2,069,000 cartons of lemons sold at average per carton prices of $22.26 and $24.70, respectively. Lemon revenues included $8.1 million shipping and handling, $6.3 million lemon by-products and $3.3 million other lemon sales in the first six months of fiscal year 2019 compared to $5.8 million shipping and handling, $2.7 million lemon by-product and $1.8 million other lemon sales during the same period in fiscal year 2018. Other lemon sales in the first six months of fiscal year 2019 include $1.4 million in Chile by PDA and San Pablo compared to $0.4 million in Chile by PDA in the first six months of fiscal year 2018.

•
Avocados: The decrease in the first six months of fiscal year 2019 was primarily the result of lower volume offset partially by higher prices of avocados sold compared to the same period in fiscal year 2018. During the first six months of fiscal year 2019 0.4 million pounds of avocados were sold at an average per pound price of $1.27 compared to 1.0 million pounds of avocados were sold at an average per pound price of $0.94 during the same period in fiscal year 2018. The higher prices in fiscal year 2019 are the result of lower supply in the marketplace.

•
Navel and Valencia oranges: The decrease in the first six months of fiscal year 2019 was primarily attributable to lower volume and prices of oranges sold compared to the same period in fiscal year 2018. In the first six months of fiscal year 2019, 486,000 40-pound carton equivalents of oranges were sold at average per carton prices of $6.04 compared to 575,000 40-pound carton equivalents sold at average per carton prices of $11.42 in the same period of fiscal year 2018. Orange sales in the first six months of fiscal year 2019 included $0.2 million in Chile by PDA and San Pablo compared to $0.3 million in Chile by PDA in the first six months of fiscal year 2018.

•
Specialty citrus and other crops: The decrease in the first six months of fiscal year 2019 was primarily the result of lower prices partially offset by higher volume of specialty citrus sold compared to the same period in fiscal year 2018. During the first six months of fiscal year 2019, 353,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $8.97 compared to 276,000 40-pound carton equivalents sold at an average per carton price of $12.02 during the same period in fiscal year 2018.

Costs and Expenses

Our total costs and expenses in the first six months of fiscal year 2019 were $88.1 million compared to $67.1 million in the first six months of fiscal year 2018, for a 31% increase of $21.0 million. This increase was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2019	2018	Change
Packing costs	$19,448	$12,894	$6,554	51%
Harvest costs	9,237	8,101	1,136	14%
Growing costs	14,278	12,695	1,583	12%
Third-party grower costs	29,303	20,327	8,976	44%
Depreciation and amortization	3,728	2,943	785	27%
Agribusiness costs and expenses	$75,994	$56,960	$19,034	33%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $18.2 million and $12.0 million in the first six months of fiscal years 2019 and 2018, respectively. During the first six months of fiscal year 2019, we packed and sold 2,572,000 cartons of lemons at average per carton costs of $7.06 compared to 2,069,000 cartons of lemons sold at average per carton costs of $5.80 during the same period in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to $3.4 million of operating costs incurred at the Oxnard Lemon facility, partially offset by decreased average per carton costs incurred at our Santa Paula facility. Additionally, packing costs included $1.3 million of shipping costs in the first six months of fiscal year 2019 compared to $0.9 million in the first six months of fiscal year 2018.

•
Harvest costs: The increase in the first six months of fiscal year 2019 is primarily attributable to increased volume of lemons harvested partially offset by decreased volume of avocados and oranges harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first six months of fiscal year 2019 was primarily due to net increased costs of $1.6 million primarily for cultivation, fertilization and soil amendments, pest control, and San Pablo cultural costs compared to the same period of fiscal year 2018. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the first six months of fiscal year 2019 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 2,572,000 and 2,069,000 cartons of lemons packed and sold during the first six months of fiscal years 2019 and 2018, respectively, 1,527,000 (59%) and 976,000 (47%) cartons were procured from third-party growers at average per carton prices of $18.92 and $20.81, respectively.

•
Depreciation and amortization expense for the first six months of fiscal year 2019 was approximately $0.8 million higher than the first six months of fiscal year 2018 primarily due to the acquisitions of Oxnard Lemon and San Pablo and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $9.9 million in the six months ended April 30, 2019 compared to $8.0 million in the six months ended April 30, 2018. The $1.9 million increase is primarily attributable to an increase in administration personnel, salaries and benefits, increased incentive compensation and increased professional fees associated with our strategic initiatives as of April 30, 2019 compared to April 30, 2018.

Other Income (Expense)

Other income, net for the six months ended April 30, 2019 is comprised primarily of $2.0 million of equity in earnings of investments partially offset by $0.5 million of interest expense, net. Other expense, net for the six months ended April 30, 2018 is comprised primarily of $0.8 million of interest expense, net partially offset by $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.6 million and $1.0 million of interest in the first six months of fiscal years 2019 and 2018, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax benefit of $0.7 million in the first six months of fiscal year 2019 on pre-tax loss of $2.5 million compared to an estimated income tax benefit of $8.2 million in the first six months of fiscal year 2018 on pre-tax income of $7.0 million. The discrete driver of the estimated income tax benefit of fiscal year 2018 was the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 (the "2017 Act") from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2019 is approximately 28.2%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents 10% of the net income of PDA.

Segment Results of Operations

We operate in six reportable operating segments: fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 18 - Segment Information of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

The following table shows the segment results of operations for the three months ended April 30, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$32,428	$3,954	$—	$540	$3,901	$40,823	$1,212	$—	$—	$42,035
Intersegment revenue	—	8,157	(8,157)	—	—	—	—	—	—	—
Total net revenues	32,428	12,111	(8,157)	540	3,901	40,823	1,212	—	—	42,035
Costs and expenses	27,915	10,664	(8,157)	921	3,875	35,218	901	24	4,776	40,919
Depreciation and amortization	—	—	—	—	—	1,860	194	—	67	2,121
Operating income (loss)	$4,513	$1,447	$—	$(381)	$26	$3,745	$117	$(24)	$(4,843)	$(1,005)

The following table shows the segment results of operations for the three months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$30,561	$3,008	$—	$935	$7,361	$41,865	$1,270	$—	$—	$43,135
Intersegment revenue	—	7,152	(7,152)	—	—	—	—	—	—	—
Total net revenues	30,561	10,160	(7,152)	935	7,361	41,865	1,270	—	—	43,135
Costs and expenses	22,601	7,170	(7,152)	875	3,808	27,302	781	39	3,889	32,011
Depreciation and amortization	—	—	—	—	—	1,496	195	—	53	1,744
Operating income (loss)	$7,960	$2,990	$—	$60	$3,553	$13,067	$294	$(39)	$(3,942)	$9,380

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in revenue within our fresh lemon segment of $162,000, as well as costs and expenses within that segment, during the three months ended April 30, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the second quarter of fiscal year 2019, our fresh lemons segment total net revenues were $32.4 million compared to $30.6 million for the second quarter of fiscal year 2018; a 6% increase of $1.8 million, primarily due to higher volume of lemon by-products sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the second quarter of fiscal year 2019, our fresh lemons costs and expenses were $27.9 million compared to $22.6 million for the second quarter of fiscal year 2018. The 24% increase of $5.3 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2019 were $0.1 million lower than the second quarter of fiscal year 2018.

•	Growing costs for the second quarter of fiscal year 2019 were $0.6 million higher than the second quarter of fiscal year 2018.

•	Third-party grower costs for the second quarter of fiscal year 2019 were $3.8 million higher than the second quarter of fiscal year 2018.

•	Intersegment costs and expenses for the second quarter of fiscal year 2019 were $1.0 million higher than the second quarter of fiscal year 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2019 and 2018, our lemon packing segment revenues were $12.1 million and $10.2 million, respectively.
Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2019 and 2018, our lemon packing costs and expenses were $10.7 million and $7.2 million, respectively.

For the second quarter of fiscal years 2019 and 2018, lemon packing segment operating income per carton sold was $1.11 and $2.58, respectively.

In the second quarter of fiscal years 2019 and 2018, the lemon packing segment included $8.2 million and $7.2 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the second quarter of fiscal year 2019, our avocados segment revenue was $0.5 million compared to $0.9 million for the second quarter of fiscal year 2018.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the second quarters of fiscal years 2019 and 2018, our avocados segment costs and expenses were $0.9 million and primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2019 were $0.1 million lower than the second quarter of fiscal year 2018.

•	Growing costs for the second quarter of fiscal year 2019 were $0.1 million higher than the second quarter of fiscal year 2018.

Other Agribusiness

For the second quarter of fiscal year 2019, our other agribusiness segment total net revenues were $3.9 million compared to $7.4 million for the second quarter of fiscal year 2018. The 47% decrease of $3.5 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the second quarter of fiscal year 2019 were $3.2 million lower than the second quarter of fiscal year 2018.

•	Specialty citrus and other crop revenues for the second quarter of fiscal year 2019 were $0.2 million lower than the second quarter of fiscal year 2018.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the second quarter of fiscal year 2019, our other agribusiness costs and expenses were $3.9 million compared to $3.8 million for the second quarter of fiscal year 2018. The 2% increase of $0.1 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2019 were similar to the second quarter of fiscal year 2018.

•	Growing costs for the second quarter of fiscal year 2019 were $0.1 million higher than the second quarter of fiscal year 2018.

Total agribusiness depreciation and amortization expenses for the second quarter of fiscal year 2019 were $0.4 million higher than the second quarter of fiscal year 2018.

Rental Operations

Our rental operations segment had total net revenues of $1.2 million and $1.3 million for the second quarter of fiscal years 2019 and 2018, respectively.

Costs and expenses in our rental operations segment for the second quarter of fiscal year 2019 were $0.1 million higher than the second quarter of fiscal year 2018. Depreciation and amortization expenses for the second quarter of fiscal year 2019 were similar to the second quarter of fiscal year 2018 at approximately $0.2 million.

Real Estate Development

For the second quarter of fiscal years 2019 and 2018, our real estate development segment total net revenues were zero.

Costs and expenses in our real estate development segment for the second quarter of fiscal year 2019 were similar to the second quarter of fiscal year 2018.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the second quarter of fiscal year 2019 were $0.9 million higher than the second quarter of fiscal year 2018. Depreciation expense for the second quarter of fiscal year 2019 was similar to the second quarter of fiscal year 2018 at approximately $0.1 million.

Six Months Ended April 30, 2019 Compared to the Six Months Ended April 30, 2018

The following table shows the segment results of operations for the six months ended April 30, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$66,921	$8,057	$—	$543	$6,102	$81,623	$2,430	$—	$—	$84,053
Intersegment revenue	—	15,201	(15,201)	—	—	—	—	—	—	—
Total net revenues	66,921	23,258	(15,201)	543	6,102	81,623	2,430	—	—	84,053
Costs and expenses	59,997	19,448	(15,201)	1,637	6,385	72,266	1,785	52	9,728	83,831
Depreciation and amortization	—	—	—	—	—	3,728	389	—	130	4,247
Operating income (loss)	$6,924	$3,810	$—	$(1,094)	$(283)	$5,629	$256	$(52)	$(9,858)	$(4,025)
The following table shows the segment results of operations for the three months ended April 30, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$55,537	$5,841	$—	$935	$9,885	$72,198	$2,530	$—	$—	$74,728
Intersegment revenue	—	12,076	(12,076)	—	—	—	—	—	—	—
Total net revenues	55,537	17,917	(12,076)	935	9,885	72,198	2,530	—	—	74,728
Costs and expenses	45,491	12,894	(12,076)	1,579	6,129	54,017	1,651	69	7,915	63,652
Depreciation and amortization	—	—	—	—	—	2,943	390	—	101	3,434
Operating income (loss)	$10,046	$5,023	$—	$(644)	$3,756	$15,238	$489	$(69)	$(8,016)	$7,642

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in revenue within our fresh lemon segment of $456,000, as well as costs and expenses within that segment, during the six months ended April 30, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the six months ended April 30, 2019, our fresh lemons segment total net revenues were $66.9 million compared to $55.5 million for the six months ended April 30, 2018, a 20% increase of $11.4 million, primarily due to higher volume of fresh lemons sold.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the six months ended April 30, 2019, our fresh lemons costs and expenses were $60.0 million compared to $45.5 million for the six months ended April 30, 2018. The 32% increase of $14.5 million primarily consisted of the following:

•	Harvest costs for the six months ended April 30, 2019 were $1.1 million higher than the six months ended April 30, 2018.

•	Growing costs for the six months ended April 30, 2019 were $1.3 million higher than the six months ended April 30, 2018.

•	Third-party grower costs for the six months ended April 30, 2019 were $9.0 million higher than the six months ended April 30, 2018.

•	Intersegment costs and expenses for the six months ended April 30, 2019 were $3.1 million higher than the six months ended April 30, 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the six months ended April 30, 2019 and 2018, our lemon packing segment revenues were $23.3 million and $17.9 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the six months ended April 30, 2019 and 2018, our lemon packing costs and expenses were $19.4 million and $12.9 million, respectively.

For the six months ended April 30, 2019 and 2018, lemon packing segment operating income per carton sold was $1.48 and $2.43, respectively.

In the six months ended April 30, 2019 and 2018, the lemon packing segment included $15.2 million and $12.1 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the six months ended April 30, 2019 our avocados segment revenue was $0.5 million compared to $0.9 million for the six months ended April 30, 2018.

Costs and expenses associated with our avocados segment include harvest and growing costs. For both of the six months ended April 30, 2019 and 2018, our avocados segment costs and expenses were $1.6 million and primarily consisted of the following:

•	Harvest costs for the six months ended April 30, 2019 were $0.1 million lower than the six months ended April 30, 2018.

•	Growing costs for the six months ended April 30, 2019 were $0.1 million higher than the six months ended April 30, 2018.

Other Agribusiness

For the six months ended April 30, 2019, our other agribusiness segment total net revenues were $6.1 million compared to $9.9 million for the six months ended April 30, 2018. The 38% decrease of $3.8 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the six months ended April 30, 2019 were $3.6 million lower than the six months ended April 30, 2018.

•	Specialty citrus and other crop revenues for the six months ended April 30, 2019 were $0.2 million lower than the six months ended April 30, 2018.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the six months ended April 30, 2019, our other agribusiness costs and expenses were $6.4 million compared to $6.1 million for the six months ended April 30, 2018. The 4% increase of $0.3 million primarily consisted of the following:

•	Harvest costs for the six months ended April 30, 2019 were $0.1 million higher than the six months ended April 30, 2018.

•	Growing costs for the six months ended April 30, 2019 were $0.2 million higher than the six months ended April 30, 2018.

Total agribusiness depreciation and amortization expenses for the six months ended April 30, 2019 were $0.8 million higher than the six months ended April 30, 2018.

Rental Operations

Our rental operations segment had total net revenues of $2.4 million and $2.5 million for the six months ended April 30, 2019 and 2018, respectively.

Costs and expenses in our rental operations segment for the six months ended April 30, 2019 were $0.1 million higher than the six months ended April 30, 2018. Depreciation and amortization expense for the six months ended April 30, 2019 was similar to the six months ended April 30, 2018 at approximately $0.4 million.

Real Estate Development

For the six months ended April 30, 2019 and 2018, our real estate development segment total net revenues were zero.

Costs and expenses in our real estate development segment for the six months ended April 30, 2019 were similar to the six months ended April 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the six months ended April 30, 2019 were $1.8 million higher than the six months ended April 30, 2018. Depreciation and amortization expense for the six months ended April 30, 2019 was similar to the six months ended April 30, 2018 at approximately $0.1 million.

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

Results of Operations for the Trailing Twelve Months Ended April 30, 2019 and 2018

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended April 30,
	2019	2018
Revenues:
Agribusiness	$133,769	$125,881
Rental operations	4,948	5,171
Real estate development	—	—
Total revenues	138,717	131,052
Costs and expenses:
Agribusiness	117,117	95,323
Rental operations	4,218	3,968
Real estate development	110	229
Impairment of real estate development assets	1,558	—
Selling, general and administrative	17,895	15,000
Total costs and expenses	140,898	114,520
Operating (loss) income	(2,181)	16,532
Other income (expense):
Interest expense	(867)	(1,721)
Equity in earnings of investments	2,635	33
Gain on sale of stock in Calavo Growers, Inc.	4,223	—
Unrealized gain (loss) on stock in Calavo Growers, Inc.	(298)	—
Other income, net	416	422
Total other income (expense)	6,109	(1,266)
Income before income tax (provision) benefit	3,928	15,266
Income tax (provision) benefit	(801)	5,048
Net income	3,127	20,314
(Income) loss attributable to noncontrolling interest	(41)	37
Net income attributable to Limoneira Company	$3,086	$20,351

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $7.7 million in the twelve months ended April 30, 2019 compared to the twelve months ended April 30, 2018 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $26.4 million in the twelve months ended April 30, 2019 compared to the twelve months ended April 30, 2018 primarily due to increases in our agribusiness costs, real estate impairments and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased personnel and higher salaries, benefits and incentive compensation.

•
Total other income increased $7.4 million in the twelve months ended April 30, 2019 compared to the twelve months ended April 30, 2018 primarily due to a $0.9 million decrease in net interest expense, $2.6 million increase in equity in earnings of investments and $4.2 million gain on sale of stock in Calavo.

•
Income tax benefit decreased $5.8 million in the twelve months ended April 30, 2019 compared to the twelve months ended April 30, 2018 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the 2017 Act offset by the effect of earnings before income taxes.

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

Cash Flows from Operating Activities

For the six months ended April 30, 2019, net cash provided by operating activities was $4.0 million compared to net cash provided by operating activities of $7.1 million for the six months ended April 30, 2018. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net loss for the six months ended April 30, 2019 was $1.9 million compared to net income of $15.2 million for the six months ended April 30, 2018. The decrease in net income of $17.1 million in the six months ended April 30, 2019 compared to the same period in fiscal year 2018 was primarily attributable to a decrease in operating income of $11.7 million and a decrease in income tax benefit of $7.5 million, offset by an increase in other income of $2.1 million.

•
Depreciation and amortization expenses increased $0.8 million in the six months ended April 30, 2019 compared to the same period in fiscal year 2018 primarily due to the acquisitions of San Pablo and Oxnard Lemon in July 2018 and an increase in assets placed into service.

•
The gain on disposals of assets was $11,000 in the six months ended April 30, 2019 compared to a loss on disposals of assets of $0.2 million in the six months ended April 30, 2018. Fiscal year 2018 loss was primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our ongoing orchard redevelopment plans.

•
Stock compensation expense was $1.2 million and $0.9 million in the six months ended April 30, 2019 and 2018, respectively, and was comprised primarily of vesting and expense recognition of the 2016, 2017, 2018 and 2019 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•
Accounts receivable, net balance at April 30, 2019 was $20.0 million compared to $14.1 million at October 31, 2018, resulting in a corresponding decrease in operating cash flows of approximately $5.8 million in the six months ended April 30, 2019. Accounts receivable, net balance at April 30, 2018 was $17.2 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $6.3 million. The $5.8 million decrease in operating cash flows in the six months ended April 30, 2019 compared to the $6.3 million decrease in operating cash flows during same period in fiscal year 2018 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs provided $2.6 million of operating cash flows in the six months ended April 30, 2019 compared to providing $2.1 million of operating cash flows during the same period in fiscal year 2018. This increase in operating cash flows was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2019 and the related amortization of such costs during the six months ended April 30, 2019 compared to the same period in fiscal year 2018.

•	Income taxes receivable balance was zero and $0.4 million at April 30, 2019 and October 31, 2018, respectively. Income taxes receivable balance was $0.6 million at April 30, 2018 and October 31, 2017.

•
Accounts payable and growers payable provided $9.9 million and $2.2 million of operating cash flows in the six months ended April 30, 2019 and 2018, respectively. The $9.9 million of cash provided in the six months ended April 30, 2019 was primarily the result of $3.9 million increase in accounts payable, $6.9 million increase in growers payable offset by $0.4 million of capital expenditures accrued but not paid at period end and $0.5 million accrued contribution obligation of investment in mutual water company. The $2.2 million of cash provided by the six months ended April 30, 2018 was primarily the result of $3.5 million increase in growers payable, offset by $0.6 million decrease in accounts payable, $0.3 million of capital expenditures accrued but not paid at period end and $0.3 million accrued contribution obligation of investment in mutual water company.

•
Accrued liabilities used $2.9 million of operating cash flows in the six months ended April 30, 2019 compared to $1.0 million of operating cash flows provided during the same period in fiscal year 2018. The operating cash used in the six months ended April 30, 2019 was primarily due to payments for incentive compensation, property taxes and lemon suppliers. The operating cash flows used in the six months ended April 30, 2018 was primarily comprised of accrued income taxes offset by payments for incentive compensation and property taxes.

•
Other long-term liabilities operating cash flows in the six months ended April 30, 2019 represented $0.2 million of non-cash pension expense offset by $0.3 million of pension contributions for the period. Other long-term liabilities operating cash flows in the six months ended April 30, 2018 represented $0.3 million of non-cash pension expense offset by $0.3 million of pension contributions for the period.

Cash Flows from Investing Activities

For the six months ended April 30, 2019, net cash used in investing activities was $16.4 million compared to net cash used in investing activities of $8.8 million during the same period in fiscal year 2018. Net cash used in investing activities was primarily comprised of capital expenditures, an agriculture property acquisition and investments.

Capital expenditures were $8.2 million in the six months ended April 30, 2019, comprised of $7.9 million for property, plant and equipment primarily related to orchard and vineyard development and the purchase of a photovoltaic solar array and $0.3 million for real estate development projects. Additionally, in the six months ended April 30, 2019, we purchased an agriculture property for $0.4 million, contributed $4.0 million to the Joint Venture for the development of our East Area I real estate development project and paid $4.0 million to FGF towards the joint venture formation in Argentina.

Capital expenditures were $5.4 million in the six months ended April 30, 2018, comprised of $4.9 million for property, plant and equipment primarily related to orchard and vineyard development and $0.6 million for real estate development projects. Additionally, in the six months ended April 30, 2018, we contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial Square ("Centennial").

Cash Flows from Financing Activities

For the six months ended April 30, 2019, net cash provided by financing activities was $13.3 million compared to net cash provided by financing activities of $1.8 million during the same period in fiscal year 2018.

The $13.3 million of cash provided by financing activities during the six months ended April 30, 2019 was primarily comprised of net borrowings of long-term debt in the amount $16.5 million partially offset by common and preferred dividends, in aggregate, of $2.9 million. The $1.8 million of net cash provided by financing activities in the six months ended April 30, 2018 was primarily comprised of net borrowings of long-term debt in the amount of $4.2 million partially offset by common and preferred dividends, in aggregate, of $2.1 million.

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

Farm Credit West Credit Facility

As of April 30, 2019, our outstanding borrowings under the Farm Credit West Credit Facility were $69.1 million and we had $45.9 million of availability. The Farm Credit West revolving line of credit balance of $29.1 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.60%. The interest rate resets on the first of each month and was 4.10% at April 30, 2019. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at April 30, 2019.

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

Farm Credit West Term Loans

As of April 30, 2019, we had an aggregate of approximately $19.1 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of April 30, 2019, we had $2.3 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.95% at April 30, 2019. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of April 30, 2019, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.95% at April 30, 2019. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of April 30, 2019, we had $9.0 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of April 30, 2019, we had $6.7 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of April 30, 2019, we had $5.7 million outstanding under the Wells Fargo term loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2018.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.50% at April 30, 2019.

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

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at April 30, 2019.

Contractual Obligations

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded an $25.8 million outstanding loan balance at April 30, 2019 related to this Loan.

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

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100.00 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 1997 and total $0.1 million annually.

During March and April 2014, we issued, in aggregate, 9,300 shares of Series B-2 Convertible Preferred Stock at $100.00 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year commencing July 1, 2014 and total $0.4 million annually.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.6 million, $0.7 million and $0.5 million in fiscal years 2018, 2017 and 2016, respectively, and we plan to contribute approximately $0.6 million to the Plan in fiscal year 2019.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to ten years. In fiscal year 2008, we installed a one mega-watt photovoltaic solar array on one of our agricultural properties located in Ventura County that produces a significant portion of the power to run our lemon packinghouse. The construction of this array was financed by Farm Credit Leasing and we have a long-term lease with Farm Credit Leasing for this array. Annual payments for this lease were $0.5 million, however the operating lease agreement terminated and the solar array was purchased in fiscal year 2018 for $1.1 million. In fiscal year 2009, we entered into a similar transaction with Farm Credit Leasing for a second photovoltaic array at one of our agricultural properties located in the San Joaquin Valley to supply a significant portion of the power to operate four deep water well pumps located on our property. Annual lease payments for this facility ranged from $0.3 million to $0.8 million, however, the operating lease agreement terminated and the solar array was purchased in the first quarter of fiscal year 2019 for $1.3 million.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project. We funded $4.0 million in the first six months of fiscal year 2019, $3.5 million in fiscal year 2018, $7.5 million in fiscal year 2017 and $2.3 million in fiscal year 2016.

In January 2018, the Joint Venture entered into the $45.0 million Loan with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded a $25.8 million outstanding loan balance at April 30, 2019 related to this Loan.

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

Revenue Recognition – On November 1, 2018, we adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard which was adopted using the modified-retrospective method and applied to those contract that were not completed as of November 1, 2018. As a result, comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods.

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

Upon adoption, we changed the accounting of certain brokered fruit sales. Under previous guidance, we were considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, we are considered a principal in the transaction and revenues are recorded on a gross basis in our consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses of $162,000  and $168,000, respectively, during the three months ended April 30, 2019 and $456,000 and $420,000, respectively, during the six months ended April 30, 2019. Had we used the previous revenue recognition guidance, we would have recorded insignificant net agribusiness revenue for the three and six months ended April 30, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard.
Agribusiness revenue – Revenue from lemon sales is generally recognized at a point in time when the customer takes control of the fruit from the Company’s packinghouse which aligns with the transfer of title to the customer. We have elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

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

The revenues we recognize related to the fruits sold to the third-party packinghouses are based on the volume and quality of the fruits delivered, the market price for such fruit, less the packinghouses’ charges to pack and market the fruit. Such packinghouse charges include the grading, sizing, packing, cooling, ripening and marketing of the related fruit. We control the product until it is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized. Such third-party packinghouse charges are recorded as a reduction of revenue as they are not for distinct services. The identifiable benefit we receive from the third-party packinghouses for packaging and marketing services cannot be sufficiently separated from the third-party packinghouses’ purchase of our products. In addition, we are not able to reasonably estimate the fair value of the benefit received from the third-party packinghouses for such services and as such, these costs are characterized as a reduction of revenue in our consolidated statements of operations.

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

We have entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, we have the exclusive ability to direct the use of, and obtain substantially all of the remaining benefits from the fruit, and are therefore acting as a principal. As such, we record the related revenue and costs of the fruit gross in the consolidated statement of operations.

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

Real Estate Development Revenue – We recognize revenue on real estate development projects with customers at a point in time (i.e., the closing) when we satisfy the single performance obligation and transfers control of such real estate to a buyer. The transaction price, which is the amount of consideration we receive upon delivery of the completed real estate to the buyer, is allocated to this single obligation and is received at closing. Real estate development projects with non-customers are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 as filed with the Securities and Exchange Commission ("SEC") on January 14, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

LIMONEIRA COMPANY

June 10, 2019	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 10, 2019	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)