Form 10-Q
period 2019-07-31
Limoneira CO
filed 2019-09-09
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-34755

LIMONEIRA COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0260692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 525-5541

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange of Which Registered
Common Stock, $0.01 par value	LMNR	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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

As of August 31, 2019, there were 17,772,753 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	July 31, 2019	October 31, 2018
Assets
Current assets:
Cash	$943	$609
Accounts receivable, net	24,127	14,116
Cultural costs	7,034	5,413
Prepaid expenses and other current assets	18,483	10,528
Income taxes receivable	—	378
Total current assets	50,587	31,044

Property, plant and equipment, net	247,619	225,681
Real estate development	16,378	107,162
Equity in investments	57,775	18,698
Investment in Calavo Growers, Inc.	21,226	24,250
Other assets	22,104	14,504
Total assets	$415,689	$421,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,174	$6,134
Growers payable	15,752	10,089
Accrued liabilities	4,273	7,724
Current portion of long-term debt	3,024	3,127
Total current liabilities	39,223	27,074
Long-term liabilities:
Long-term debt, less current portion	109,253	76,966
Deferred income taxes	25,090	25,372
Other long-term liabilities	3,196	3,647
Sale-leaseback deferral	—	58,330
Total liabilities	176,762	191,389
Commitments and contingencies (See Note 16)

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2019 and October 31, 2018) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2019 and October 31, 2018) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2019 and October 31, 2018)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,772,753 and 17,647,135 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively)	178	176
Additional paid-in capital	160,200	159,071
Retained earnings	57,309	50,354
Accumulated other comprehensive (loss) income	(5,130)	8,965
Noncontrolling interest	15,560	574
Total stockholders’ equity	228,117	219,140
Total liabilities and stockholders’ equity	$415,689	$421,339
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net revenues:
Agribusiness	$49,631	$38,677	$131,254	$110,875
Rental operations	1,238	1,273	3,668	3,803
Real estate development	—	—	—	—
Total net revenues	50,869	39,950	134,922	114,678
Costs and expenses:
Agribusiness	42,747	23,983	118,741	80,943
Rental operations	993	1,004	3,167	3,045
Real estate development	50	25	102	94
Selling, general and administrative	4,961	3,513	14,819	11,529
Total costs and expenses	48,751	28,525	136,829	95,611
Operating income (loss)	2,118	11,425	(1,907)	19,067
Other (expense) income:
Interest expense	(774)	(260)	(1,313)	(1,054)
Equity in earnings of investments	480	123	2,449	40
Loss on sale of stock in Calavo Growers, Inc.	(6)	—	(6)	—
Unrealized loss on stock in Calavo Growers, Inc.	(1,769)	—	(2,067)	—
Other income, net	15	26	375	283
Total other (expense) income	(2,054)	(111)	(562)	(731)

Income (loss) before income tax (provision) benefit	64	11,314	(2,469)	18,336
Income tax (provision) benefit	(461)	(3,114)	216	5,093
Net (loss) income	(397)	8,200	(2,253)	23,429
Net (income) loss attributable to noncontrolling interest	(593)	1	(615)	(4)
Net (loss) income attributable to Limoneira Company	(990)	8,201	(2,868)	23,425
Preferred dividends	(125)	(125)	(376)	(376)
Net (loss) income attributable to common stock	$(1,115)	$8,076	$(3,244)	$23,049

Basic net (loss) income per common share	$(0.06)	$0.51	$(0.19)	$1.54

Diluted net (loss) income per common share	$(0.06)	$0.50	$(0.19)	$1.50

Weighted-average common shares outstanding-basic	17,554,000	15,947,000	17,527,000	14,979,000
Weighted-average common shares outstanding-diluted	17,554,000	16,551,000	17,527,000	15,578,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net (loss) income	$(397)	$8,200	$(2,253)	$23,429
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(559)	(75)	(116)	218
Minimum pension liability adjustment, net of tax of $28, $51, $83 and $154 for the three and nine months ended July 31, 2019 and 2018, respectively.	72	125	218	372
Unrealized holding gains on available-for-sale securities, net of tax of $0, $105, $0 and $1,653 for the three and nine months ended July 31, 2019 and 2018, respectively.	—	(255)	—	3,987
Unrealized gains from derivative instrument, net of tax of $0, $12, $0 and $79 for the three and nine months ended July 31, 2019 and 2018, respectively.	—	2	—	163
Total other comprehensive (loss) income, net of tax	(487)	(203)	102	4,740
Comprehensive (loss) income	(884)	7,997	(2,151)	28,169
Comprehensive loss (income) attributable to noncontrolling interest	575	(30)	576	6
Comprehensive (loss) income attributable to Limoneira Company	$(309)	$7,967	$(1,575)	$28,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,332)	—	—	(1,332)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,737	2	789	—	—	—	791	—	—
Exchange of common stock	(20,119)	—	(305)	—	—	—	(305)	—	—
Net (loss) income	—	—	—	(4,693)	—	17	(4,676)	—	—
Other comprehensive income, net of tax					969	(12)	957	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,724)	1,724	—	—	—	—
Balance at January 31, 2019	17,772,753	178	159,555	58,401	(4,263)	579	214,450	1,479	9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	437	—	—	—	437	—	—
Net income	—	—	—	2,815	—	5	2,820	—	—
Other comprehensive income, net of tax	—	—	—	—	(380)	(9)	(389)	—	—
Balance at April 30, 2019	17,772,753	178	159,992	59,757	(4,643)	575	215,859	1,479	9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	208	—	—	—	208	—	—
Acquired noncontrolling interest	—	—	—	—	—	14,410	14,410	—	—
Net (loss) income	—	—	—	(990)	—	593	(397)	—	—
Other comprehensive income, net of tax	—	—	—	—	(487)	(18)	(505)	—	—
Balance at July 31, 2019	17,772,753	$178	$160,200	$57,309	$(5,130)	$15,560	$228,117	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (Continued)
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred		Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock		Stock
Balance at October 31, 2017	14,405,031	$144	$94,294	$34,692	$7,076	$587	$136,793	$1,479		$9,331
Dividends Common Stock ($0.0625 per share)	—	—	—	(908)	—	—	(908)	—		—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—		—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—		—
Stock compensation	145,441	1	708	—	—	—	709	—		—
Exchange of common stock	(17,520)	—	(401)	—	—	—	(401)	—		—
Net income (loss)	—	—	—	8,625	—	(2)	8,623	—		—
Other comprehensive income, net of tax	—	—	—	—	3,291	25	3,316	—		—
Balance at January 31, 2018	14,532,952	145	94,601	42,284	10,367	610	148,007	1,479		9,331
Dividends Common Stock ($0.0625 per share)	—	—	—	(908)	—	—	(908)	—		—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—		—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—		—
Stock compensation	—	—	230	—	—	—	230	—		—
Net income (loss)	—	—	—	6,599	—	7	6,606	—		—
Other comprehensive income, net of tax	—	—	—	—	1,652	6	1,658	—		—
Balance at April 30, 2018	14,532,952	145	94,831	47,849	12,019	623	155,467	1,479		9,331
Dividends Common Stock ($0.0625 per share)	—	—	—	(1,101)	—	—	(1,101)	—		—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—		—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—		—
Stock compensation	—	—	277	—	—	—	277	—		—
Issuance of common stock	3,136,362	32	64,065	—	—	—	64,097	—		—
Net income (loss)	—	—	—	8,201	—	(1)	8,200	—		—
Other comprehensive income, net of tax	—	—	—	—	(202)	(29)	(231)	—		—
Balance at July 31, 2018	17,669,314	$177	$159,173	$54,824	$11,817	$593	$226,584	$1,479	—	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2019	2018
Operating activities
Net (loss) income	$(2,253)	$23,429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,327	5,210
(Gain) loss on disposals of assets	(11)	188
Gain on sales of real estate development assets	—	(25)
Stock compensation expense	1,436	1,216
Equity in earnings of investments	(2,449)	(40)
Cash distributions from equity investments	458	175
Deferred income taxes	(216)	(5,519)
Accrued interest on notes receivable	(146)	(136)
Loss on sale of stock in Calavo Growers, Inc.	6	—
Unrealized loss on stock in Calavo Growers, Inc.	2,067	—
Changes in operating assets and liabilities:
Accounts receivable	(10,014)	(4,031)
Cultural costs	1,644	(246)
Prepaid expenses and other current assets	(4,692)	(954)
Income taxes receivable	—	250
Other assets	(39)	26
Accounts payable and growers payable	15,505	3,927
Accrued liabilities	(3,206)	(314)
Other long-term liabilities	(143)	47
Net cash provided by operating activities	4,274	23,203
Investing activities
Capital expenditures	(12,613)	(9,003)
Purchase of real estate development parcel	—	(1,444)
Net proceeds from sales of real estate development assets	—	1,543
Agriculture property acquisitions	(397)	(13,111)
Business combinations	(15,000)	(25,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	952	—
Collections of installments on note receivable	150	—
Equity investment contributions	(4,000)	(3,500)
Investments in mutual water companies	(472)	(337)
Net cash used in investing activities	(31,380)	(50,852)
Financing activities
Borrowings of long-term debt	95,321	135,127
Repayments of long-term debt	(63,163)	(167,881)
Dividends paid – common	(3,998)	(2,920)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(305)	(401)
Issuance of common stock	—	64,097
Net cash provided by financing activities	27,479	27,646
Effect of exchange rate changes on cash	(39)	16
Net increase in cash	334	13
Cash at beginning of period	609	492
Cash at end of period	$943	$505

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine Months Ended July 31,
	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$2,018	$1,547
Cash paid during the period for income taxes, net of (refunds)	$130	$210
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$—	$(5,640)
(Decrease) increase in real estate development and sale-leaseback deferral	$(58,330)	$13,731
Reclassification from real estate development to equity in investments	$(33,353)	$—
Increase in equity in investments and other long-term liabilities	$—	$1,080
Non-cash issuance of note receivable	$—	$3,000
Non-cash reduction of note receivable	$—	$79
Capital expenditures accrued but not paid at period-end	$199	$331
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31
Non-cash issuance of note payable	$—	$1,435

In December 2018, the Company terminated its lease agreement with the Joint Venture (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the Joint Venture from real estate development to equity in investments as further described in Note 7 - Real Estate Development and Note 8 - Equity Investments of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In December 2017, the Company sold its Centennial Square (“Centennial”) real estate development property for $3,250,000. The Company received net proceeds of $179,000 and received a $3,000,000 promissory note secured by the property for the balance of the purchase price.

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

The Company markets and sells lemons directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Europe and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

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

Upon adoption, the Company changed the accounting of certain brokered fruit sales. Under previous guidance, the Company was considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, the Company is considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses of $1,781,000, respectively, during the three months ended July 31, 2019 and $2,201,000, respectively, during the nine months ended July 31, 2019. Had it used the previous revenue recognition guidance, the Company would have recorded insignificant net agribusiness revenue for the three and nine months ended July 31, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard.

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

The Company has entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, the Company has the exclusive ability to direct the use of and obtains substantially all of the remaining benefits from the fruit, and therefore is acting as a principal. As such, the Company records the related revenue and costs of the fruit gross in the consolidated statement of operations.

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

FASB ASU 2016-02, Leases (Topic 842) and related ASUs, including ASU 2018-11, Leases (Topic 842): Targeted Improvements

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to use the optional transition method when it adopts the ASUs beginning in the first quarter of its fiscal year ending October 31, 2020. The Company is evaluating the effect these ASUs may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASUs. Note 20 – Commitments and Contingencies of the notes to consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K describes its operating lease arrangements as of October 31, 2018.

FASB ASU No. 2017-04 -Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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

ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company early adopted the standard as of May 1, 2019 and followed this guidance during its annual impairment testing performed during the third quarter.  The adoption did not have an impact on its financial position, results of operations, or cash flows.

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

San Pablo

On July 18, 2018, the Company completed the acquisition of Agricola San Pablo S.A. (“San Pablo”) ranch and related assets in La Serena, Chile, for $13,000,000. The San Pablo ranch consists of 3,317 acres on two parcels, including 247 acres producing lemons, 61 acres producing oranges, the opportunity to immediately plant 120 acres for lemon production, as well as the potential for approximately 500 acres of avocado production. This acquisition was accounted for as an asset purchase and is included in property, plant and equipment in the Company’s consolidated balance sheet. In addition, transaction costs of $111,000 were capitalized as part of total acquisition costs.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation (in thousands):

Cultural costs	$579
Land and land improvements	9,114
Buildings and equipment	207
Orchards	2,058
Water rights	1,153
Total assets acquired	$13,111

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions (continued)

Agriculture Property Acquisition (continued)

The unaudited, pro forma consolidated statement of operations as if San Pablo had been included in the consolidated results of the Company for the year ended October 31, 2018 would have resulted in revenues of $130,262,000 and net income of $18,785,000.

Business Combinations

Trapani Fresh

On May 30, 2019, the Company acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina. To consummate the transaction, the Company formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows, packs, markets and sells fresh citrus.

Total consideration paid for the Company’s interest in Trapani Fresh was $15,000,000 of which $7,500,000 was paid to FGF on May 30, 2019. The remaining $7,500,000 was advanced to FGF, $4,000,000 in February 2019 and $3,500,000 in May 2019, as prepayments for the 25% interest in Santa Clara retained by FGF. Transaction costs of approximately $548,000 were included in selling, general and administrative expense. The Company has consolidated Trapani Fresh and has accounted for the acquisition of Trapani Fresh as a business combination, resulting in FGF’s 49% interest in Trapani Fresh being accounted for as a non-controlling interest.

Below is a summary of the preliminary fair value of the net assets acquired on the acquisition date based on a third-party valuation (in thousands):

Cultural costs	$3,270
Land and land improvements	9,520
Buildings and improvements	870
Orchards	8,410
Customer relationships, trademarks and non-competition agreement (10 year useful life)	6,380
Goodwill	960
Total assets acquired	29,410
Noncontrolling interest	(14,410)
Net cash paid	$15,000

Preliminary goodwill of $960,000 relates to synergies of the operations, has been allocated to the fresh lemons segment and is currently not expected to be deductible for tax purposes. Revenue of $11,685,000 and net income of $1,203,000 of Trapani Fresh are included in the Company’s consolidated statement of operations from the acquisition date to the period ended July 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the entire nine months ended July 31, 2019 would have resulted in revenues of $141,149,000 and net loss of $2,705,000.

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

Business Combinations (continued)

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
The unaudited, pro forma consolidated statement of operations as if Oxnard Lemon had been included in the consolidated results of the Company for the year ended October 31, 2018 would have resulted in revenues of $142,253,000 and net income of $19,728,000.

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

The following table sets forth the Company’s financial assets and liabilities as of July 31, 2019 and October 31, 2018, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

July 31, 2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$21,226	$—	$—	$21,226

October 31, 2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$24,250	$—	$—	$24,250

Equity securities consist of marketable securities in Calavo common stock. At July 31, 2019 and October 31, 2018, the Company owned 240,000 and 250,000 shares, respectively, representing approximately 1.4% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices and changes in fair value are included in the statement of operations subsequent to the adoption of ASU 2016-01.

In July 2019, the Company sold 10,000 shares of Calavo common stock for a total of $952,000 recognizing a loss of $6,000. This loss is included in other (expense) income in the consolidated statement of operations. With the adoption of FASB ASU 2016-01 on November 1, 2018, changes in the fair value of the marketable securities result in gains or losses recognized in net income. The Company recorded an unrealized (loss)/gain of $(1,769,000) and $(2,067,000) during the three and nine months ended July 31, 2019, respectively, which is included in other (expense) income in the consolidated statements of operations. The Company recorded unrealized holding (losses)/gains of $(360,000) (($255,000) net of tax) and $5,640,000 ($3,987,000 net of tax), during the three and nine months ended July 31, 2018, which were included in AOCI in the consolidated balance sheet.

Calavo’s stock price at July 31, 2019 and October 31, 2018 was $88.44 and $97.00 per share, respectively. Prior to the adoption of ASU 2016-01, these equity securities were classified as available-for-sale securities and changes in fair value were recorded in AOCI net of tax.

LIMONEIRA COMPANY

5. Concentrations
Lemons procured from third-party growers were 59% and 35% of the Company's lemon supply in the three months ended July 31, 2019 and 2018, respectively. Lemons procured from third-party growers were 59% and 44% of the Company's lemon supply in the nine months ended July 31, 2019 and 2018, respectively. The Company sells all of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packinghouse.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Prepaid insurance	$515	$647
Prepaid supplies	2,093	1,196
Lemon supplier advances	3,438	170
Note receivable, net	2,599	2,797
Real estate development held for sale	5,024	5,024
Commercial property held for sale	3,295	—
Water assessment fees and other	1,519	694
	$18,483	$10,528

In the third quarter of fiscal year 2019, the Company entered into an agreement to sell a commercial property, located in Santa Paula, California, to one of its rental tenants for $4,000,000. The transaction closed on August 30, 2019 with the Company receiving net proceeds of $3,978,000. After transaction and other costs, the sale resulted in a gain of $586,000. At July 31, 2019, the $3,295,000 carrying value of the property was classified as held for sale.

7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	July 31, 2019	October 31, 2018
East Area I	$—	$91,357
Retained Property - East Area I	10,777	10,408
East Area II	5,601	5,397
	$16,378	$107,162

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. In August 2018, the Retained Property, was transferred back to the Company. The net carrying value of the Retained Property as of July 31, 2019 and October 31, 2018 was $10,777,000 and $10,408,000, respectively, and classified as real estate development. Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture would lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. In December 2018, the Company terminated the Lease Agreement pursuant to the terms therein.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Real Estate Development (continued)

East Area I, Retained Property and East Area II (continued)

The Company’s sale of an interest in the LLC in which the Company’s contributed property comprises the LLC’s primary asset, combined with the Lease Agreement was considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property was carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral had been recorded for the $20,000,000 payment made by Lewis for the purchase of the LLC interest. Lease expense associated with the Lease Agreement was not required under sale-leaseback accounting since the Company was treated as though it continued to own the property. During the three and nine months ended July 31, 2018, the Company recorded $5,306,000 and $13,731,000, respectively, of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLC. There were no repayment requirements for the sale-leaseback deferral. When the Lease Agreement was terminated in December 2018 control of the property transferred to the Joint Venture and therefore, the Company reduced the sale leaseback deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 to equity in investments upon derecognition of the real estate development. As the fair value of the Company’s ownership interest in the Joint Venture approximated the Company’s historical basis in the real estate development at the inception of the Joint Venture, no gain or loss was recorded.

The Company made contributions to the Joint Venture of $4,000,000 and $3,500,000 in the nine months ended July 31, 2019 and 2018, respectively. Additionally, the Company recorded equity income, net of amortization of basis differences, of $2,573,000 for the nine months ended July 31, 2019.

In fiscal year 2019, the Company announced that its Joint Venture closed the sales of the initial residential lots representing 210 residential units.

Templeton Santa Barbara, LLC

The real estate development parcels within the Templeton Santa Barbara, LLC project are described as The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The net carrying values of Pacific Crest and Sevilla were $2,481,000 and $2,543,000, respectively, as of July 31, 2019 and October 31, 2018. These projects were idle during the nine months ended July 31, 2019 and 2018 and, as such, no costs were capitalized and expenses were insignificant.

In October 2018, the Company began negotiations to sell its Pacific Crest and Sevilla properties for a combined total price of $5,200,000. As a result, the Company recorded impairment charges on Pacific Crest and Sevilla of $769,000 and $789,000, respectively, in October 2018. These negotiations have not resulted in a sale and the Company is actively marketing these properties. At July 31, 2019 and October 31, 2018, the $2,481,000 carrying value of Pacific Crest and the $2,543,000 carrying value of Sevilla were classified as held for sale and included in prepaid expenses and other current assets.

8. Equity Investments
Equity investments consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Limoneira Lewis Community Builders, LLC	$53,719	$14,060
Limco Del Mar, Ltd.	1,955	1,935
Rosales	1,591	2,191
Romney Property Partnership	510	512
	$57,775	$18,698

The Rosales S.A. ("Rosales") equity investment includes the Company’s 35% interest acquired in fiscal year 2014 and an additional 12% interest acquired with the purchase of Fruticola Pan de Azucar S.A. (“PDA”) in fiscal year 2017. The Company’s investment in Rosales is accounted for using the equity method of accounting based on the sum of its direct and indirect ownership.

The Limoneira Lewis Community Builders, LLC investment balance includes the value of the Company's ownership interest in the Joint Venture as described in Note 7 - Real Estate Development.

LIMONEIRA COMPANY

8. Equity Investments (continued)

Unconsolidated Significant Subsidiary

The LLC investment balance includes the value of the Company's ownership interest in the LLC. In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, the Company must determine if its equity method investees are considered, “significant subsidiaries”. In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20%. During the current year-to-date interim period, this threshold was met for the LLC and thus requires summarized income statement information in this Quarterly Report on Form 10-Q.

The following is unaudited summarized financial information for the LLC (in thousands):

	Nine Months Ended July 31,
	2019	2018
Revenues	$36,551	$—
Cost of land sold	26,770	—
Operating expenses	444	233
Net income (loss)	$9,336	$(233)
Net income attributable to Limoneira Company	$4,021	$—

9. Other Assets
Other assets consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Investments in mutual water companies	$5,498	$5,026
Acquired water and mineral rights	3,784	3,783
Deposit for land purchase	589	593
Deferred lease assets and other	323	396
Notes receivable	821	566
Revolving funds and memberships	240	267
Intangibles, net of accumulated amortization	8,458	2,442
Goodwill	2,391	1,431
	$22,104	$14,504

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2019	October 31, 2018
Compensation	$2,109	$2,784
Property taxes	205	785
Interest	403	297
Deferred rental income and deposits	473	497
Lease expense	92	378
Lemon supplier payables	—	1,214
Other	991	1,769
	$4,273	$7,724

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

11. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2019	October 31, 2018
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.40% at July 31, 2019, plus 1.85%. Effective July 1, 2018, the interest rate for the $40,000,000 outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$85,378	$50,888
Farm Credit West term loan: the interest rate is variable and was 4.95% at July 31, 2019. The loan is payable in quarterly installments through November 2022.	2,179	2,602
Farm Credit West term loan: the interest rate is variable and was 4.95% at July 31, 2019. The loan is payable in monthly installments through October 2035.	1,090	1,122
Farm Credit West term loan: the interest rate is fixed at 4.70%. The loan is payable in monthly installments though March 2036.	8,912	9,172
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,594	6,808
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	5,312	6,367
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,512	1,857
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 5.50% at July 31, 2019. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	112,412	80,251
Less deferred financing costs, net of accumulated amortization	135	158
Total long-term debt, net	112,277	80,093
Less current portion	3,024	3,127
Long-term debt, less current portion	$109,253	$76,966

On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA (“Farm Credit West”) that includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115,000,000 at July 31, 2019.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $366,000 and $688,000 during the three months ended July 31, 2019 and 2018, respectively, and $977,000 and $1,637,000 during the nine months ended July 31, 2019 and 2018, respectively. Capitalized interest is included in property, plant and equipment and real estate development in the Company’s consolidated balance sheets.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(1,115)	$8,076	$(3,244)	$23,049
Effect of unvested, restricted stock	(16)	(10)	(49)	(29)
Numerator: Net (loss) income for basic EPS	(1,131)	8,066	(3,293)	23,020
Denominator: Weighted average common shares-basic	17,554	15,947	17,527	14,979
Basic net (loss) income per common share	$(0.06)	$0.51	$(0.19)	$1.54

Diluted net (loss) income per common share:
Numerator: Net (loss) income for diluted EPS	$(1,131)	$8,201	$(3,293)	$23,425
Weighted average common shares–basic	17,554	15,947	17,527	14,979
Effect of dilutive unvested, restricted stock and preferred stock	—	604	—	599
Denominator: Weighted average common shares–diluted	17,554	16,551	17,527	15,578
Diluted net (loss) income per common share	$(0.06)	$0.50	$(0.19)	$1.50

Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 149,000 and 76,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the three months ended July 31, 2019 and 2018, respectively, and 135,000 and 81,000 for the nine months ended July 31, 2019 and 2018, respectively.

13. Related-Party Transactions
The Company rents certain of its residential housing assets to employees on a month-to-month basis. The Company recorded $550,000 and $530,000 of rental revenue from employees in the nine months ended July 31, 2019 and 2018, respectively. There were no rental payments due from employees at July 31, 2019 or October 31, 2018.

The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions and purchased water and water delivery services from such mutual water companies, in aggregate, of $207,000 and $211,000 in the three months ended July 31, 2019 and 2018, respectively, and $1,065,000 and $1,097,000 in the nine months ended July 31, 2019 and 2018, respectively. Capital contributions are included in other assets in the Company’s consolidated balance sheets and purchases of water and water delivery services are included in agribusiness expense in the Company’s consolidated statements of operations. Water payments due to the mutual water companies were, in aggregate, insignificant at July 31, 2019 and October 31, 2018, respectively.

The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies of $302,000 and $396,000 from the association in the three months ended July 31, 2019 and 2018, respectively, and $1,158,000 and $1,211,000 in the nine months ended July 31, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to the cooperative were insignificant at July 31, 2019 and October 31, 2018.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Related-Party Transactions (continued)

The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and had representation on the board of directors of the Company through December 2018. The Company recorded dividend income of $250,000 and $285,000 in the nine months ended July 31, 2019 and 2018, respectively, on its investment in Calavo, which is included in other income (expense), net in the Company’s consolidated statements of operations. The Company paid $381,000 and $324,000 of dividends to Calavo for the nine months ended July 31, 2019 and 2018, respectively. The Company had $2,519,000 and $5,643,000 in avocado sales to Calavo for the three months ended July 31, 2019 and 2018, respectively, and $3,062,000 and $6,578,000 for the nine months ended July 31, 2019 and 2018, respectively. which are included in agribusiness revenues in the Company's consolidated statements of operations. There was $729,000 and zero receivable from Calavo at July 31, 2019 and October 31, 2018, respectively. The Company leases office space to Calavo and received rental income of $240,000 and $219,000 in the nine months ended July 31, 2019 and 2018, respectively, which is included in rental operations revenues in the Company’s consolidated statements of operations. The Company purchased $261,000 and $57,000 of storage services from Calavo in the three months ended July 31, 2019 and 2018, respectively. The Company purchased $262,000 and $61,000 of storage services from Calavo in the nine months ended July 31, 2019 and 2018, respectively. Amounts due for these services were $260,000 and $3,000 at July 31, 2019 and October 31, 2018, respectively.

Certain members of the Company’s board of directors market lemons through the Company. The aggregate amount of lemons procured from entities owned or controlled by members of the board of directors was insignificant and $329,000 in the three months ended July 31, 2019 and 2018, respectively, and $386,000 and $1,715,000 in the nine months ended July 31, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Payments due to these board members were insignificant and $487,000 at July 31, 2019 and October 31, 2018, respectively. Additionally, the Company leases approximately 31 acres of orchards from entities affiliated with a member on the board of directors and incurred insignificant lease expense related to these leases in the nine months ended July 31, 2019 and 2018.

On July 1, 2013, the Company and Cadiz Real Estate LLC (“Cadiz”), a wholly-owned subsidiary of Cadiz Inc., entered into a long-term lease agreement (the “Lease”) for a minimum of 320 acres, with options to lease up to an additional 960 acres, located within 9,600 zoned agricultural acres owned by Cadiz in eastern San Bernardino County, California. The initial term of the Lease runs for 20 years and the annual base rental rate is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses) not to exceed $1,200 per acre per year. A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz Inc. Additionally, this board member is an attorney with a law firm that provided services of insignificant amounts to the Company during the nine months ended July 31, 2019 and 2018. Payments due to the law firm were insignificant at July 31, 2019 and October 31, 2018, respectively. The Company incurred insignificant lease and farming expenses in the nine months ended July 31, 2019 and 2018, which are recorded in agribusiness expense in the Company’s consolidated statements of operations.

In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Amounts due to Fenner were insignificant at July 31, 2019 and October 31, 2018.

The Company has representation on the board of directors of Colorado River Growers, Inc. (“CRG”), a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest costs to CRG of $3,841,000 and $2,451,000 in the nine months ended July 31, 2019 and 2018, respectively, which are included in agribusiness expense in the Company’s consolidated statements of operations. Our Associated Citrus Packers, Inc. ("Associated") provided harvest management and administrative services to CRG in the amounts of $306,000 and $218,000 during the nine months ended July 31, 2019 and 2018, respectively, which are included in agribusiness revenues in the Company’s consolidated statements of operations. There was zero and $232,000 due to Associated from CRG at July 31, 2019 and October 31, 2018, respectively, which is included in accounts receivable, net in the Company’s consolidated balance sheets.

The Company has representation on the board of directors of Yuma Mesa Irrigation and Drainage District (“YMIDD”). The Company purchased insignificant amounts of water from YMIDD during the nine months ended July 31, 2019 and 2018, respectively, which are included in agribusiness expenses in the Company’s consolidated statements of operations. There were no amounts due to YMIDD at July 31, 2019 or October 31, 2018.

The Company has a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 26.8% interest as a limited partner. The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of insignificant amounts during the nine months ended July 31, 2019 and 2018. The Company procures lemons from Del Mar and fruit proceeds payable to Del Mar were $645,000 and $709,000 at July 31, 2019 and October 31, 2018,

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Related-Party Transactions (continued)

respectively, and are included in grower’s payable in the Company’s consolidated balance sheets. The Company received insignificant cash distributions and recorded equity in earnings of this investment of $195,000 and $308,000 in the nine months ended July 31, 2019 and 2018, respectively.

On August 14, 2014, the Company’s wholly owned subsidiary, Limoneira Chile SpA, invested approximately $1,750,000 for a 35% interest in Rosales, a citrus packing, marketing and sales business located in La Serena, Chile. The Company purchased an additional 12% interest in Rosales with the February 2017 acquisition of PDA. The Company recognized $537,000 and $1,009,000 of lemon sales to Rosales in the nine months ended July 31, 2019 and 2018, respectively. Additionally, San Pablo recognized aggregate lemon and orange sales of $1,391,000 and $5,000 to Rosales for the nine months ended July 31, 2019 and 2018, respectively. PDA recognized aggregate lemon and orange sales of $442,000 and $451,000 to Rosales in the three months ended July 31, 2019 and 2018, respectively, and $1,207,000 and $1,154,000 in the nine months ended July 31, 2019 and 2018, respectively, which are recorded in agribusiness revenues in the Company’s consolidated statements of operations. The aggregate amount of lemons and oranges procured from Rosales were $1,900,000 and $1,009,000 in the three months ended July 31, 2019 and 2018, respectively and $2,259,000 and $1,009,000 in the nine months ended July 31, 2019 and 2018, respectively. Amounts payable to Rosales were zero at July 31, 2019 and insignificant at October 31, 2018. The Company recorded insignificant equity in losses and insignificant equity earnings from this equity investment in the nine months ended July 31, 2019 and 2018, respectively, and amortization of fair value basis differences of $253,000 in the nine months ended July 31, 2019 and 2018. The Company received $283,000 and zero cash distributions from this equity investment in the nine months ended July 31, 2019 and 2018, respectively.

As discussed in Note 3, on May 30, 2019, the Company acquired a 51% interest in Trapani Fresh. The Company advanced $907,000 to FGF for fruit purchases and FGF provided farming, packing and administrative services to Trapani Fresh of approximately $4,048,000 from acquisition to July 31, 2019, which are included in agribusiness expense in the Company's consolidated statement of operations. There was $2,907,000 due to FGF from Trapani Fresh at July 31, 2019, which is included in accounts payable in the Company's consolidated balance sheets.

14. Income Taxes

The income tax benefit recorded for the nine months ended July 31, 2019 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0% due primarily to income attributable to foreign jurisdictions which is taxed at different rates, state taxes, and nondeductible tax items.

The Company has no material uncertain tax positions as of July 31, 2019. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued any interest and penalties associated with uncertain tax positions as of July 31, 2019.

The Company applied the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment-date effects of the 2017 Act throughout fiscal year 2018. At January 31, 2019, the Company completed its evaluation for all of the enactment-date income tax effects of the 2017 Act and no material adjustments noted are to be made on the provisional amounts recorded at January 31, 2018.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Retirement Plans (continued)

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $150,000 during both three months ended July 31, 2019 and 2018, respectively, and $450,000 during both nine months ended July 31, 2019 and 2018, respectively.

The components of net periodic pension cost for the Plan for the three and nine months ended July 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Administrative expenses	$47	$64	$141	$190
Interest cost	207	192	621	577
Expected return on plan assets	(272)	(267)	(816)	(803)
Prior service cost	11	11	33	33
Recognized actuarial loss	101	176	302	526
Net periodic benefit cost	$94	$176	$281	$523

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

During January 2019 and 2018, 15,642 and 14,033 shares, respectively, of common stock were granted to the Company’s non-employee directors under the Company’s stock-based compensation plans. The Company recognized $339,000 and $309,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2019 and 2018, respectively.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Segment Information (continued)

The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, other income, interest expense and income taxes, or specifically identify them to its operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

Segment information for the three months ended July 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$41,169	$5,232	$—	$2,519	$711	$49,631	$1,238	$—	$—	$50,869
Intersegment revenue	—	10,263	(10,263)	—	—	—	—	—	—	—
Total net revenues	41,169	15,495	(10,263)	2,519	711	49,631	1,238	—	—	50,869
Costs and expenses	35,653	13,524	(10,263)	1,185	825	40,924	798	50	4,899	46,671
Depreciation and amortization	—	—	—	—	—	1,823	195	—	62	2,080
Operating income (loss)	$5,516	$1,971	$—	$1,334	$(114)	$6,884	$245	$(50)	$(4,961)	$2,118

Segment information for the three months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$28,457	$2,279	$—	$5,643	$2,298	$38,677	$1,273	$—	$—	$39,950
Intersegment revenue	—	6,340	(6,340)	—	—	—	—	—	—	—
Total net revenues	28,457	8,619	(6,340)	5,643	2,298	38,677	1,273	—	—	39,950
Costs and expenses	18,872	6,033	(6,340)	1,829	2,066	22,460	810	25	3,454	26,749
Depreciation and amortization	—	—	—	—	—	1,523	194	—	59	1,776
Operating income (loss)	$9,585	$2,586	$—	$3,814	$232	$14,694	$269	$(25)	$(3,513)	$11,425

Segment information for the nine months ended July 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$108,090	$13,289	$—	$3,062	$6,813	$131,254	$3,668	$—	$—	$134,922
Intersegment revenue	—	25,464	(25,464)	—	—	—	—	—	—	—
Total net revenues	108,090	38,753	(25,464)	3,062	6,813	131,254	3,668	—	—	134,922
Costs and expenses	95,650	32,972	(25,464)	2,822	7,210	113,190	2,583	102	14,627	130,502
Depreciation and amortization	—	—	—	—	—	5,551	584	—	192	6,327
Operating income (loss)	$12,440	$5,781	$—	$240	$(397)	$12,513	$501	$(102)	$(14,819)	$(1,907)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Segment Information (continued)

Segment information for the nine months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$83,994	$8,120	$—	$6,578	$12,183	$110,875	$3,803	$—	$—	$114,678
Intersegment revenue	—	18,416	(18,416)	—	—	—	—	—	—	—
Total net revenues	83,994	26,536	(18,416)	6,578	12,183	110,875	3,803	—	—	114,678
Costs and expenses	64,363	18,927	(18,416)	3,408	8,195	76,477	2,461	94	11,369	90,401
Depreciation and amortization	—	—	—	—	—	4,466	584	—	160	5,210
Operating income (loss)	$19,631	$7,609	$—	$3,170	$3,988	$29,932	$758	$(94)	$(11,529)	$19,067

The following table sets forth revenues by category, by segment for the three and nine months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Fresh lemons (1)	$41,169	$28,457	$108,090	$83,994
Lemon packing	15,495	8,619	38,753	26,536
Intersegment revenue	(10,263)	(6,340)	(25,464)	(18,416)
Lemon revenues	46,401	30,736	121,379	92,114

Avocados	2,519	5,643	3,062	6,578

Navel and Valencia oranges	711	1,986	3,794	8,552
Specialty citrus and other crops	—	312	3,019	3,631
Other agribusiness revenues	711	2,298	6,813	12,183
Agribusiness revenues	49,631	38,677	131,254	110,875

Residential and commercial rentals	928	881	2,690	2,609
Leased land	224	304	717	958
Organic recycling and other	86	88	261	236
Rental operations revenues	1,238	1,273	3,668	3,803

Real estate development revenues	—	—	—	—
Total net revenues	$50,869	$39,950	$134,922	$114,678

(1) During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by the Company. The adoption of this guidance resulted in revenue within the Company’s fresh lemon segment of $1,781,000 and $2,201,000, during the three and nine months ended July 31, 2019, respectively. See Note 2 - Summary of Significant Accounting Policies for additional information.

19. Subsequent Events
The Company has evaluated events subsequent to July 31, 2019 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Argentina, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon growing, packing, marketing and selling operation in Argentina.

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

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the nine months ended July 31, 2019, lemon sales were comprised of approximately 79% in domestic and Canadian sales, 17% in sales to domestic exporters and 4% in international sales. Additionally, we had approximately $2.6 million of lemon and orange sales in

Chile by PDA and San Pablo and $11.7 million in Argentina by Trapani Fresh in the nine months ended July 31, 2019. We sell a portion of our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

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

Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. Grading began in November 2017 and Phase 1 site improvements have been substantially completed. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 210 residential units closed in fiscal year 2019. For further information see Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q

Late in the third quarter of fiscal year 2018, Ventura County experienced record high temperatures. The effect of these high temperatures resulted in lower avocado crop volume in fiscal year 2019 compared to fiscal year 2018. Offsetting this temporary event will be the benefit of crop insurance for approximately $2.4 million calculated on actual avocado harvest in fiscal year 2019.

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

For fiscal year 2018, we declared cash dividends to our stockholders totaling $0.25 per common share in the aggregate amount of $4.0 million compared to a total of $0.22 per common share in the aggregate amount of $3.2 million for fiscal year 2017. On July 12, 2019, we declared a cash dividend $0.075 per common share which was paid on July 18, 2019, in the aggregate amount of $1.3 million to common stockholders of record as of July 8, 2019. This represented a 20% increase in our dividend compared to dividends paid in 2018.

On May 30, 2019, we acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina. To consummate the transaction, we formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows, packs, markets and sells fresh citrus.

Total consideration paid for our interest in Trapani Fresh was $15,000,000 of which $7,500,000 was paid to FGF on May 30, 2019. The remaining $7,500,000 was advanced to FGF, $4,000,000 in February 2019 and $3,500,000 in May 2019, as prepayments for the 25% interest in Santa Clara retained by FGF. We have consolidated Trapani Fresh and have accounted for the acquisition of Trapani Fresh as a business combination, resulting in FGF’s 49% interest in Trapani Fresh being accounted for as a non-controlling interest.

In July 2019, we sold 10,000 shares of Calavo Growers, Inc. (“Calavo”) common stock at an average price of $95.21 per share. Net proceeds from the sale were $1.0 million and we recognized a loss of $6 thousand. In October 2018, we sold 50,000 shares of Calavo common stock at an average price of $94.47 per share. Net proceeds from the sale were $4.7 million and we recognized a gain of $4.2 million. We continue to own 240,000 shares of Calavo common stock. With the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01 on November 1, 2018, changes in the fair value of the equity securities result in gains or losses recognized in net income. The Company recorded unrealized losses of $1.8 million and $2.1 million during the three and nine months ended July 31, 2019, which is included in other income (expense) in the consolidated statements of operations.

In the third quarter of fiscal year 2019, we entered into an agreement to sell a commercial property, located in Santa Paula, California, to one of our rental tenants for $4.0 million. The transaction closed on August 30, 2019 with us receiving net proceeds of $4.0 million. After transaction and other costs, the sale resulted in a gain of $0.6 million.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Revenues:
Agribusiness	$49,631	$38,677	$131,254	$110,875
Rental operations	1,238	1,273	3,668	3,803
Real estate development	—	—	—	—
Total net revenues	50,869	39,950	134,922	114,678
Costs and expenses:
Agribusiness	42,747	23,983	118,741	80,943
Rental operations	993	1,004	3,167	3,045
Real estate development	50	25	102	94
Selling, general and administrative	4,961	3,513	14,819	11,529
Total costs and expenses	48,751	28,525	136,829	95,611
Operating income:
Agribusiness	6,884	14,694	12,513	29,932
Rental operations	245	269	501	758
Real estate development	(50)	(25)	(102)	(94)
Selling, general and administrative	(4,961)	(3,513)	(14,819)	(11,529)
Operating income (loss)	2,118	11,425	(1,907)	19,067
Other (expense) income:
Interest expense	(774)	(260)	(1,313)	(1,054)
Equity in earnings of investments	480	123	2,449	40
Loss on sale of stock in Calavo Growers, Inc.	(6)	—	(6)	—
Unrealized loss on stock in Calavo Growers, Inc.	(1,769)	—	(2,067)	—
Other income, net	15	26	375	283
Total other (expense) income	(2,054)	(111)	(562)	(731)
Income (loss) before income tax (provision) benefit	64	11,314	(2,469)	18,336
Income tax (provision) benefit	(461)	(3,114)	216	5,093
Net (loss) income	(397)	8,200	(2,253)	23,429
Net (income) loss attributable to noncontrolling interest	(593)	1	(615)	(4)
Net (loss) income attributable to Limoneira Company	$(990)	$8,201	$(2,868)	$23,425

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes unrealized gain or loss on stock in Calavo, LLC earnings in equity investment and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net (loss) income attributable to Limoneira Company	$(990)	$8,201	$(2,868)	$23,425
Interest expense	774	260	1,313	1,054
Income tax provision (benefit)	461	3,114	(216)	(5,093)
Depreciation and amortization	2,080	1,776	6,327	5,210
EBITDA	$2,325	$13,351	$4,556	$24,596
Unrealized loss on stock in Calavo Growers, Inc.	1,769	—	2,067	—
LLC earnings in equity investment	(303)	—	(2,573)	—
Adjusted EBITDA	$3,791	$13,351	$4,050	$24,596

Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

Revenues

Total net revenues for the third quarter of fiscal year 2019 was $50.9 million compared to $40.0 million for the third quarter of fiscal year 2018. The 27% increase of $10.9 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2019	2018	Change
Lemons	$46,401	$30,736	$15,665	51%
Avocados	2,519	5,643	(3,124)	(55)%
Navel and Valencia oranges	711	1,986	(1,275)	(64)%
Specialty citrus and other crops	—	312	(312)	(100)%
Agribusiness revenues	$49,631	$38,677	$10,954	28%

•
Lemons: The increase in the third quarter of fiscal year 2019 was primarily the result of higher volume offset by lower prices of fresh lemons sold compared to the same period in fiscal year 2018. A portion of the increased revenue was the result of fresh lemon sales of $11.7 million by Trapani Fresh on 609,000 cartons of fresh lemons sold. During the third quarter of fiscal years 2019 and 2018, fresh lemon sales were $35.8 million and $25.7 million, respectively, on 1,876,000 and 992,000 cartons of lemons sold at average per carton prices of $19.09 and $25.91, respectively. Lemon revenues included $5.2 million shipping and handling, $3.6 million lemon by-products and $1.8 million other lemon sales in the third quarter of fiscal year 2019 compared to $2.3 million shipping and handling, $1.4 million lemon by-products and $1.3 million other lemon sales during the same period in fiscal year 2018. Other lemon sales in the third quarter of fiscal year 2019 included $1.0 million in Chile by PDA and San Pablo compared to $0.4 million in Chile by PDA and San Pablo in the third quarter of fiscal year 2018.

•
Avocados: The decrease in the third quarter of fiscal year 2019 was primarily the result of lower volume partially offset by higher prices of avocados sold compared to the same period in fiscal year 2018. During the third quarter of fiscal year 2019, 1.4 million pounds of avocados were sold at an average per pound price of $1.80 compared to 5.3 million pounds of avocados sold at an average per pound price of $1.06 during the same period in fiscal year 2018. The higher prices in fiscal year 2019 are the result of lower supply in the marketplace.

•
Navel and Valencia oranges: The decrease in the third quarter of fiscal year 2019 was primarily result of lower prices partially offset by higher volume of oranges sold compared to the same period in fiscal year 2018. In the third quarter of fiscal year 2019, 382,000 40-pound carton equivalents of oranges were sold at average per carton prices of $1.86 compared to 125,000 40-pound carton equivalents sold at average per carton prices of $15.89 in the third quarter of fiscal year 2018.

•
Specialty citrus and other crops: There were no sales in third quarter of fiscal year 2019. During the third quarter of fiscal year 2018, 5,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $62.40.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2019 were $48.8 million compared to $28.5 million in the third quarter of fiscal year 2018. The 71% increase of $20.2 million was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2019	2018	Change
Packing costs	$13,524	$6,033	$7,491	124%
Harvest costs	6,296	3,609	2,687	74%
Growing costs	6,389	4,777	1,612	34%
Third-party grower costs	14,715	8,041	6,674	83%
Depreciation and amortization	1,823	1,523	300	20%
Agribusiness costs and expenses	$42,747	$23,983	$18,764	78%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $12.0 million and $5.5 million in the third quarter of fiscal years 2019 and 2018, respectively. Trapani Fresh lemon packing costs were $3.6 million in the third quarter of fiscal year 2019. During the third quarter of fiscal year 2019, we packed and sold 1,876,000 cartons of lemons at average per carton costs of $6.41 compared to 992,000 cartons of lemons packed and sold at average per carton costs of $5.58 during the same period in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to increased volume of lemon by-products and $1.5 million of operating costs incurred at the Oxnard Lemon facility. Additionally, packing costs included $1.5 million of shipping costs in the third quarter of fiscal year 2019 compared to $0.5 million in the third quarter of fiscal year 2018.

•
Harvest costs: The increase in the third quarter of fiscal year 2019 is primarily attributable to increased volume of lemons and oranges harvested partially offset by decreased volume of avocados harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2019 was primarily due to net increased cost of $1.6 million for pruning, fertilization and soil amendments, and San Pablo and Trapani Fresh cultural costs compared to the same period in fiscal year 2018. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2019 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 1,876,000 and 992,000 cartons of lemons packed and sold during the third quarter of fiscal years 2019 and 2018, respectively, 1,101,000 (59%) and 374,000 (38%) cartons were procured from third-party growers at average per carton prices of $11.65 and $21.33, respectively.

•
Depreciation and amortization: Depreciation and amortization expense for the third quarter of fiscal year 2019 was approximately $0.3 million higher than the third quarter of fiscal year 2018 primarily due to the acquisitions of Oxnard Lemon, San Pablo and Trapani Fresh and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $5.0 million in the three months ended July 31, 2019 compared to $3.5 million in the three months ended July 31, 2018. The $1.4 million increase is primarily the result of an increase in administration personnel, salaries and benefits, and increased professional fees associated with our acquisition as of July 31, 2019 compared to July 31, 2018.

Other (Expense) Income

Other expense, net for the three months ended July 31, 2019 is comprised primarily of $1.8 million unrealized loss on equity securities and $0.8 million of interest expense partially offset by $0.5 million of equity in earnings of investments. Other expense, net for the three months ended July 31, 2018 is comprised primarily of $0.3 million of interest expense partially offset by $0.1 million of equity in earnings of investments.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.4 million and $0.7 million of interest in the third quarter of fiscal years 2019 and 2018, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax provision of $0.5 million in the third quarter of fiscal year 2019 on pre-tax income of $0.1 million compared to an estimated income tax provision of $3.1 million in the third quarter of fiscal year 2018 on pre-tax income of $11.3 million. The tax benefit recorded for the third quarter of fiscal year 2019 differs from the US federal statutory tax rate of 21.0% due primarily to income attributable to foreign jurisdictions which is taxed at different rates, state taxes, and nondeductible tax items. The discrete driver of the estimated income tax benefit of fiscal year 2018 was the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 (the "2017 Act") from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2019 is approximately 10.3%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% and 49% of the net (income) loss of PDA and Trapani Fresh, respectively.

Nine Months Ended July 31, 2019 Compared to the Nine Months Ended July 31, 2018

Revenues

Total net revenues for the nine months ended July 31, 2019 was $134.9 million compared to $114.7 million for the nine months ended July 31, 2018. The 18% increase of $20.2 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Nine Months Ended July 31,
	2019	2018	Change
Lemons	$121,379	$92,114	$29,265	32%
Avocados	3,062	6,578	(3,516)	(53)%
Navel and Valencia oranges	3,794	8,552	(4,758)	(56)%
Specialty citrus and other crops	3,019	3,631	(612)	(17)%
Agribusiness revenues	$131,254	$110,875	$20,379	18%

•
Lemons: The increase in the nine months of fiscal year 2019 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to the same period in fiscal year 2018. A portion of the increased revenue was the result of fresh lemons sales of $11.7 million by Trapani Fresh on 609,000 cartons of fresh lemons sold. During the nine months of fiscal years 2019 and 2018, fresh lemon sales were $93.1 million and $76.8 million, respectively, on 4,448,000 and 3,061,000 cartons of lemons sold at average per carton prices of $20.92 and $25.09, respectively. Lemon revenues included $13.3 million shipping and handling, $9.9 million lemon by-products and $5.1 million other lemon sales in the nine months of fiscal year 2019 compared to $8.1 million shipping and handling, $4.1 million lemon by-product and $3.1 million other lemon sales during the same period in fiscal year 2018. Other lemon sales in the nine months of fiscal year 2019 include $2.4 million in Chile by PDA and San Pablo compared to $0.8 million in Chile by PDA and San Pablo in the nine months of fiscal year 2018.

•
Avocados: The decrease in the nine months of fiscal year 2019 was primarily the result of lower volume offset partially by higher prices of avocados sold compared to the same period in fiscal year 2018. During the nine months of fiscal year 2019 1.8 million pounds of avocados were sold at an average per pound price of $1.71 compared to 6.3 million pounds of avocados sold at an average per pound price of $1.04 during the same period in fiscal year 2018. The higher prices in fiscal year 2019 are the result of lower supply in the marketplace.

•
Navel and Valencia oranges: The decrease in the nine months of fiscal year 2019 was primarily the result of lower prices partially offset by higher volume of oranges sold compared to the same period in fiscal year 2018. In the nine months of fiscal year 2019, 863,000 40-pound carton equivalents of oranges were sold at average per carton prices of $4.40 compared to 700,000 40-pound carton equivalents sold at average per carton prices of $12.22 in the same period of fiscal year 2018. Orange sales in the nine months of fiscal year 2019 included $0.2 million in Chile by PDA and San Pablo compared to $0.4 million in Chile by PDA and San Pablo in the nine months of fiscal year 2018.

•
Specialty citrus and other crops: The decrease in the nine months of fiscal year 2019 was primarily the result of lower prices partially offset by higher volume of specialty citrus sold compared to the same period in fiscal year 2018. During the nine months of fiscal year 2019, 358,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $8.43 compared to 281,000 40-pound carton equivalents sold at an average per carton price of $12.92 during the same period in fiscal year 2018.

Costs and Expenses

Our total costs and expenses in the nine months of fiscal year 2019 were $136.8 million compared to $95.6 million in the nine months of fiscal year 2018. The 43% increase of $41.2 million was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2019	2018	Change
Packing costs	$32,972	$18,927	$14,045	74%
Harvest costs	15,533	11,710	3,823	33%
Growing costs	20,667	17,472	3,195	18%
Third-party grower costs	44,018	28,368	15,650	55%
Depreciation and amortization	5,551	4,466	1,085	24%
Agribusiness costs and expenses	$118,741	$80,943	$37,798	47%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $30.2 million and $17.5 million in the nine months of fiscal years 2019 and 2018, respectively. Trapani Fresh lemon packing costs were $3.6 million in the nine months of fiscal year 2019. During the nine months of fiscal year 2019, we packed and sold 4,448,000 cartons of lemons at average per carton costs of $6.78 compared to 3,061,000 cartons of lemons packed and sold at average per carton costs of $5.73 during the same period in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to increased volume of lemon by-products and $4.9 million of operating costs incurred at the Oxnard Lemon facility. Additionally, packing costs included $2.8 million of shipping costs in the nine months of fiscal year 2019 compared to $1.4 million in the nine months of fiscal year 2018.

•
Harvest costs: The increase in the nine months of fiscal year 2019 is primarily attributable to increased volume of lemons and oranges and specialty citrus harvested partially offset by decreased volume of avocados harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the nine months of fiscal year 2019 was primarily due to net increased costs of $3.2 million primarily for cultivation, fertilization and soil amendments, pest control, pruning, and San Pablo and Trapani Fresh cultural costs compared to the same period of fiscal year 2018. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The increase in the nine months of fiscal year 2019 is primarily attributable to higher volume partially offset by lower price of third-party grower fruit sold. Of the 4,448,000 and 3,061,000 cartons of lemons packed and sold during the nine months of fiscal years 2019 and 2018, respectively, 2,628,000 (59%) and 1,350,000 (44%) cartons were procured from third-party growers at average per carton prices of $15.87 and $20.96, respectively.

•
Depreciation and amortization: Depreciation and amortization expense for the nine months of fiscal year 2019 was approximately $1.1 million higher than the nine months of fiscal year 2018 primarily due to the acquisitions of Oxnard Lemon, San Pablo and Trapani Fresh and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $14.8 million in the nine months ended July 31, 2019 compared to $11.5 million in the nine months ended July 31, 2018. The $3.3 million increase is primarily the result of an increase in administration personnel, salaries and benefits, and increased professional fees associated with our acquisition as of July 31, 2019 compared to July 31, 2018.

Other (Expense) Income

Other expense, net for the nine months ended July 31, 2019 is comprised primarily of $2.1 million unrealized loss on equity securities and $1.3 million of interest expense partially offset by $2.4 million of equity in earnings of investments. Other expense, net for the nine months ended July 31, 2018 is comprised primarily of $1.1 million of interest expense partially offset by $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $1.0 million and $1.6 million of interest in the nine months of fiscal years 2019 and 2018, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax benefit of $0.2 million in the nine months ended July 31, 2019 on pre-tax loss of $2.5 million compared to an estimated income tax benefit of $5.1 million in the nine months ended July 31, 2018 on pre-tax income of $18.3 million. The tax benefit recorded for nine months ended July 31, 2019 differs from the US federal statutory tax rate of 21.0% due primarily to income attributable to foreign jurisdictions which is taxed at different rates, state taxes, and nondeductible tax items. The discrete driver of the estimated income tax benefit of fiscal year 2018 was the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017 (the "2017 Act") from 34% to 21%. Our projected annual effective blended tax rate for fiscal year 2019 is approximately 10.3%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents 10% and 49% of the net income of PDA and Trapani Fresh, respectively.

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

Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

The following table shows the segment results of operations for the three months ended July 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$41,169	$5,232	$—	$2,519	$711	$49,631	$1,238	$—	$—	$50,869
Intersegment revenue	—	10,263	(10,263)	—	—	—	—	—	—	—
Total net revenues	41,169	15,495	(10,263)	2,519	711	49,631	1,238	—	—	50,869
Costs and expenses	35,653	13,524	(10,263)	1,185	825	40,924	798	50	4,899	46,671
Depreciation and amortization	—	—	—	—	—	1,823	195	—	62	2,080
Operating income (loss)	$5,516	$1,971	$—	$1,334	$(114)	$6,884	$245	$(50)	$(4,961)	$2,118

The following table shows the segment results of operations for the three months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$28,457	$2,279	$—	$5,643	$2,298	$38,677	$1,273	$—	$—	$39,950
Intersegment revenue	—	6,340	(6,340)	—	—	—	—	—	—	—
Total net revenues	28,457	8,619	(6,340)	5,643	2,298	38,677	1,273	—	—	39,950
Costs and expenses	18,872	6,033	(6,340)	1,829	2,066	22,460	810	25	3,454	26,749
Depreciation and amortization	—	—	—	—	—	1,523	194	—	59	1,776
Operating income (loss)	$9,585	$2,586	$—	$3,814	$232	$14,694	$269	$(25)	$(3,513)	$11,425

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in revenue and costs and expenses within our fresh lemon segment of $1.8 million, respectively, during the three months ended July 31, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the third quarter of fiscal year 2019, our fresh lemons segment total net revenues were $41.2 million compared to $28.5 million for the third quarter of fiscal year 2018; a 45% increase of $12.7 million, primarily due to fresh lemon sales of $11.7 million in Argentina by Trapani Fresh.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the third quarter of fiscal year 2019, our fresh lemons costs and expenses were $35.7 million compared to $18.9 million for the third quarter of fiscal year 2018. The 89% increase of $16.8 million primarily consisted of the following:

•	Harvest costs for the third quarter of fiscal year 2019 were $3.0 million higher than the third quarter of fiscal year 2018.

•	Growing costs for the third quarter of fiscal year 2019 were $3.1 million higher than the third quarter of fiscal year 2018.

•	Third-party grower costs for the third quarter of fiscal year 2019 were $6.7 million higher than the third quarter of fiscal year 2018.

•	Intersegment costs and expenses for the third quarter of fiscal year 2019 were $3.9 million higher than the third quarter of fiscal year 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2019 and 2018, our lemon packing segment revenues were $15.5 million and $8.6 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2019 and 2018, our lemon packing costs and expenses were $13.5 million and $6.0 million, respectively.

For the third quarter of fiscal years 2019 and 2018, lemon packing segment operating income per carton sold was $1.05 and $2.61, respectively.

In the third quarter of fiscal years 2019 and 2018, the lemon packing segment included $10.3 million and $6.3 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the third quarter of fiscal year 2019, our avocados segment revenue was $2.5 million compared to $5.6 million for the third quarter of fiscal year 2018.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the third quarter of fiscal years 2019, our avocados segment costs $1.2 million compared to $1.8 million for the third quarter of fiscal year 2018. The 35% decrease of $0.6 million and primarily consisted of the following:

•	Harvest costs for the third quarter of fiscal year 2019 were $0.4 million lower than the third quarter of fiscal year 2018.

•	Growing costs for the third quarter of fiscal year 2019 were $0.2 million lower than the third quarter of fiscal year 2018.

Other Agribusiness

For the third quarter of fiscal year 2019, our other agribusiness segment total net revenues were $0.7 million compared to $2.3 million for the third quarter of fiscal year 2018. The 69% decrease of $1.6 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the third quarter of fiscal year 2019 were $1.3 million lower than the third quarter of fiscal year 2018.

•	Specialty citrus and other crop revenues for the third quarter of fiscal year 2019 were $0.3 million lower than the third quarter of fiscal year 2018.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the third quarter of fiscal year 2019, our other agribusiness costs and expenses were $0.8 million compared to $2.1 million for the third quarter of fiscal year 2018. The 60% decrease of $1.2 million primarily consisted of the following:

•	Harvest costs for the third quarter of fiscal year 2019 were higher than the third quarter of fiscal year 2018.

•	Growing costs for the third quarter of fiscal year 2019 were $1.3 million lower than the third quarter of fiscal year 2018.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal year 2019 were $0.3 million higher than the third quarter of fiscal year 2018.

Rental Operations

Our rental operations segment had total net revenues of $1.2 million and $1.3 million for the third quarter of fiscal years 2019 and 2018, respectively.

Costs and expenses in our rental operations segment for the third quarter of fiscal year 2019 were similar to the third quarter of fiscal year 2018. Depreciation and amortization expenses for the third quarter of fiscal year 2019 were similar to the third quarter of fiscal year 2018 at approximately $0.2 million.

Real Estate Development

For the third quarter of fiscal years 2019 and 2018, our real estate development segment total net revenues were zero.

Costs and expenses in our real estate development segment for the third quarter of fiscal year 2019 were similar to the third quarter of fiscal year 2018.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the third quarter of fiscal year 2019 were $1.4 million higher than the third quarter of fiscal year 2018. Depreciation and amortization expense for the third quarter of fiscal year 2019 was similar to the third quarter of fiscal year 2018 at approximately $0.1 million.

Nine Months Ended July 31, 2019 Compared to the Nine Months Ended July 31, 2018

The following table shows the segment results of operations for the nine months ended July 31, 2019 (in thousands):

	Fresh Lemons(1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$108,090	$13,289	$—	$3,062	$6,813	$131,254	$3,668	$—	$—	$134,922
Intersegment revenue	—	25,464	(25,464)	—	—	—	—	—	—	—
Total net revenues	108,090	38,753	(25,464)	3,062	6,813	131,254	3,668	—	—	134,922
Costs and expenses	95,650	32,972	(25,464)	2,822	7,210	113,190	2,583	102	14,627	130,502
Depreciation and amortization	—	—	—	—	—	5,551	584	—	192	6,327
Operating income (loss)	$12,440	$5,781	$—	$240	$(397)	$12,513	$501	$(102)	$(14,819)	$(1,907)

The following table shows the segment results of operations for the nine months ended July 31, 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$83,994	$8,120	$—	$6,578	$12,183	$110,875	$3,803	$—	$—	$114,678
Intersegment revenue	—	18,416	(18,416)	—	—	—	—	—	—	—
Total net revenues	83,994	26,536	(18,416)	6,578	12,183	110,875	3,803	—	—	114,678
Costs and expenses	64,363	18,927	(18,416)	3,408	8,195	76,477	2,461	94	11,369	90,401
Depreciation and amortization	—	—	—	—	—	4,466	584	—	160	5,210
Operating income (loss)	$19,631	$7,609	$—	$3,170	$3,988	$29,932	$758	$(94)	$(11,529)	$19,067

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in revenue and costs and expenses within our fresh lemon segment of $2.2 million, respectively, during the nine months ended July 31, 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the nine months ended July 31, 2019, our fresh lemons segment total net revenues were $108.1 million compared to $84.0 million for the nine months ended July 31, 2018, a 29% increase of $24.1 million, primarily due to higher volume of fresh lemons sold, fresh lemon sales of $11.7 million in Argentina by Trapani Fresh and an increase in lemon by-products sold of $5.8 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the nine months ended July 31, 2019, our fresh lemons costs and expenses were $95.7 million compared to $64.4 million for the nine months ended July 31, 2018. The 49% increase of $31.3 million primarily consisted of the following:

•	Harvest costs for the nine months ended July 31, 2019 were $4.1 million higher than the nine months ended July 31, 2018.

•	Growing costs for the nine months ended July 31, 2019 were $4.4 million higher than the nine months ended July 31, 2018.

•	Third-party grower costs for the nine months ended July 31, 2019 were $15.7 million higher than the nine months ended July 31, 2018.

•	Intersegment costs and expenses for the nine months ended July 31, 2019 were $7.0 million higher than the nine months ended July 31, 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the nine months ended July 31, 2019 and 2018, our lemon packing segment revenues were $38.8 million and $26.5 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the nine months ended July 31, 2019 and 2018, our lemon packing costs and expenses were $33.0 million and $18.9 million, respectively.

For the nine months ended July 31, 2019 and 2018, lemon packing segment operating income per carton sold was $1.30 and $2.49, respectively.

In the nine months ended July 31, 2019 and 2018, the lemon packing segment included $25.5 million and $18.4 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the nine months ended July 31, 2019 our avocados segment revenue was $3.1 million compared to $6.6 million for the nine months ended July 31, 2018.

Costs and expenses associated with our avocados segment include harvest and growing costs. For nine months ended July 31, 2019 our avocados segment costs and expenses were $2.8 million compared to $3.4 million for the nine months ended July 31, 2018. The 17% decrease $0.6 million primarily consisted of the following:

•	Harvest costs for the nine months ended July 31, 2019 were $0.5 million lower than the nine months ended July 31, 2018.

•	Growing costs for the nine months ended July 31, 2019 were $0.1 million lower than the nine months ended July 31, 2018.

Other Agribusiness

For the nine months ended July 31, 2019, our other agribusiness segment total net revenues were $6.8 million compared to $12.2 million for the nine months ended July 31, 2018. The 44% decrease of $5.4 million primarily consisted of the following:

•	Navel and Valencia orange revenues for the nine months ended July 31, 2019 were $4.8 million lower than the nine months ended July 31, 2018.

•	Specialty citrus and other crop revenues for the nine months ended July 31, 2019 were $0.6 million lower than the nine months ended July 31, 2018.

Costs and expenses associated with our other agribusiness segment include harvest costs and growing costs. For the nine months ended July 31, 2019, our other agribusiness costs and expenses were $7.2 million compared to $8.2 million for the nine months ended July 31, 2018. The 12% decrease of $1.0 million primarily consisted of the following:

•	Harvest costs for the nine months ended July 31, 2019 were $0.2 million higher than the nine months ended July 31, 2018.

•	Growing costs for the nine months ended July 31, 2019 were $1.1 million lower than the nine months ended July 31, 2018.

Total agribusiness depreciation and amortization expenses for the nine months ended July 31, 2019 were $1.1 million higher than the nine months ended July 31, 2018.

Rental Operations
Our rental operations segment had total net revenues of $3.7 million and $3.8 million for the nine months ended July 31, 2019 and 2018, respectively.

Costs and expenses in our rental operations segment for the nine months ended July 31, 2019 were $0.1 million higher than the nine months ended July 31, 2018. Depreciation and amortization expenses for the nine months ended July 31, 2019 was similar to the nine months ended July 31, 2018 at approximately $0.6 million.

Real Estate Development

For the nine months ended July 31, 2019 and 2018, our real estate development segment total net revenues were zero.

Costs and expenses in our real estate development segment for the nine months ended July 31, 2019 were similar to the nine months ended July 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative costs and expenses include selling, general and administrative costs and other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the nine months ended July 31, 2019 were $3.3 million higher than the nine months ended July 31, 2018. Depreciation and amortization expense for the nine months ended July 31, 2019 was similar to the nine months ended July 31, 2018 at approximately $0.2 million.

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

Results of Operations for the Trailing Twelve Months Ended July 31, 2019 and 2018

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended July 31,
	2019	2018
Revenues:
Agribusiness	$144,723	$125,508
Rental operations	4,913	5,099
Real estate development	—	—
Total revenues	149,636	130,607
Costs and expenses:
Agribusiness	135,881	96,284
Rental operations	4,207	4,043
Real estate development	135	207
Impairment of real estate development assets	1,558	—
Selling, general and administrative	19,343	15,284
Total costs and expenses	161,124	115,818
Operating (loss) income	(11,488)	14,789
Other income (expense):
Interest expense	(1,381)	(1,460)
Equity in earnings of investments	2,992	80
Gain on sale of stock in Calavo Growers, Inc.	4,217	—
Unrealized loss on stock in Calavo Growers, Inc.	(2,067)	—
Other income, net	405	411
Total other income (expense)	4,166	(969)
(Loss) income before income tax benefit	(7,322)	13,820
Income tax benefit	1,852	6,951
Net (loss) income	(5,470)	20,771
(Income) loss attributable to noncontrolling interest	(635)	4
Net (loss) income attributable to Limoneira Company	$(6,105)	$20,775

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $19.0 million in the twelve months ended July 31, 2019 compared to the twelve months ended July 31, 2018 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $45.3 million in the twelve months ended July 31, 2019 compared to the twelve months ended July 31, 2018 primarily due to increases in our agribusiness costs, real estate impairments and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased administrative personnel, salaries and benefits, and increased professional fees associated with our acquisitions.

•
Total other income (expense) increased $5.1 million in the twelve months ended July 31, 2019 compared to the twelve months ended July 31, 2018 primarily due to a $2.9 million increase in equity in earnings of investments and $4.2 million gain on sale of stock in Calavo offset by a $2.1 million increase in unrealized loss on stock in Calavo.

•
Income tax benefit decreased $5.1 million in the twelve months ended July 31, 2019 compared to the twelve months ended July 31, 2018 primarily due to the approximately $10.0 million decrease in deferred tax liabilities related to the change in the federal corporate tax rate from the 2017 Act offset by the effect of earnings before income taxes.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2019, net cash provided by operating activities was $4.3 million compared to net cash provided by operating activities of $23.2 million for the nine months ended July 31, 2018. The significant components of our Company’s cash flows provided by operating activities as included in the unaudited consolidated statements of cash flows are as follows:

•
Net loss for the nine months ended July 31, 2019 was $2.3 million compared to net income of $23.4 million for the nine months ended July 31, 2018. The decrease in net income of $25.7 million in the nine months ended July 31, 2019 compared to the same period in fiscal year 2018 was primarily attributable to a decrease in operating income of $21.0 million and a decrease in income tax benefit of $4.9 million, offset by an decrease in other expense of $0.2 million.

•
Depreciation and amortization expenses increased $1.1 million in the nine months ended July 31, 2019 compared to the same period in fiscal year 2018 primarily due to the acquisitions of San Pablo and Oxnard Lemon in July 2018, Trapani Fresh in May 2019 and an increase in assets placed into service.

•
The gain on disposals of assets was $11,000 in the nine months ended July 31, 2019 compared to a loss on disposals of assets of $0.2 million in the nine months ended July 31, 2018. Fiscal year 2018 loss was primarily the result of expenses incurred from orchard disposals related to the December 2017 Southern California wildfires and our ongoing orchard redevelopment plans.

•
Stock compensation expense was $1.4 million and $1.2 million in the nine months ended July 31, 2019 and 2018, respectively, and was comprised primarily of vesting and expense recognition of the 2016, 2017, 2018 and 2019 grants to management under our stock-based compensation plan plus non-employee directors’ stock-based compensation.

•
Accounts receivable, net balance at July 31, 2019 was $24.1 million compared to $14.1 million at October 31, 2018, resulting in a corresponding decrease in operating cash flows of approximately $10.0 million in the nine months ended July 31, 2019. Accounts receivable, net balance at July 31, 2018 was $15.0 million compared to $11.0 million at October 31, 2017, resulting in a corresponding decrease in operating cash flows of $4.0 million. The $10.0 million decrease in operating cash flows in the nine months ended July 31, 2019 compared to the $4.0 million decrease in operating cash flows during same period in fiscal year 2018 was primarily due to fluctuations in price and volume related to agribusiness revenues.

•
Cultural costs provided $1.6 million of operating cash flows in the nine months ended July 31, 2019 compared to using $0.2 million of operating cash flows during the same period in fiscal year 2018. This increase in operating cash flows was primarily due to an initial higher amount of capitalized cultural costs carried at the beginning of fiscal year 2019 and the related amortization of such costs during the nine months ended July 31, 2019 compared to the same period in fiscal year 2018.

•
Income taxes receivable balance was zero and $0.4 million at July 31, 2019 and October 31, 2018, respectively. Income taxes receivable balance was $0.3 million at July 31, 2018 compared to $0.6 million at October 31, 2017.

•
Accounts payable and growers payable provided $15.5 million and $3.9 million of operating cash flows in the nine months ended July 31, 2019 and 2018, respectively. The $15.5 million of cash provided in the nine months ended July 31, 2019 was primarily the result of $10.0 million increase in accounts payable, $5.7 million increase in growers payable offset by $0.2 million of capital expenditures accrued but not paid at period end. The $3.9 million of cash provided by the nine months ended July 31, 2018 was primarily the result of $0.5 million increase in accounts payable, $3.8 million increase in growers payable, offset by $0.3 million of capital expenditures accrued but not paid at period end.

•
Accrued liabilities used $3.2 million of operating cash flows in the nine months ended July 31, 2019 compared to $0.3 million of operating cash flows used during the same period in fiscal year 2018. The operating cash used in the nine months ended July 31, 2019 was primarily due to payments for incentive compensation, property taxes and lemon suppliers. The operating cash flows used in the nine months ended July 31, 2018 was primarily due to payments for incentive compensation and property taxes offset by accrued lemon supplier expenses.

•
Other long-term liabilities operating cash flows in the nine months ended July 31, 2019 represented $0.3 million of non-cash pension expense offset by $0.5 million of pension contributions for the period. Other long-term liabilities operating cash flows in the nine months ended July 31, 2018 represented $0.5 million of non-cash pension expense offset by $0.5 million of pension contributions for the period.

Cash Flows from Investing Activities

For the nine months ended July 31, 2019, net cash used in investing activities was $31.4 million compared to net cash used in investing activities of $50.9 million during the same period in fiscal year 2018. Net cash used in investing activities was primarily comprised of capital expenditures, agriculture property acquisitions, business combinations and investments.

Capital expenditures were $12.6 million in the nine months ended July 31, 2019, comprised of $12.0 million for property, plant and equipment primarily related to orchard and vineyard development and the purchase of a photovoltaic solar array and $0.6 million for real estate development projects. Additionally, in the nine months ended July 31, 2019, we purchased an agriculture property for $0.4 million, contributed $4.0 million to the Joint Venture for the development of our East Area I real estate development project and paid $15.0 million for the Trapani Fresh joint venture formation in Argentina. Additionally, we sold 10,000 shares of Calavo stock for net proceeds of $1.0 million.

Capital expenditures were $9.0 million in the nine months ended July 31, 2018, comprised of $7.9 million for property, plant and equipment primarily related to orchard and vineyard development and $1.1 million for real estate development projects. Additionally, in the nine months ended July 31, 2018, we purchased San Pablo for $13.1 million, Oxnard Lemon for $25.0 million and a real estate development parcel for $1.4 million. Further we contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project and received combined net proceeds of $1.5 million from the sale of the commercial portion of Sevilla and the sale of Centennial.

Cash Flows from Financing Activities

For the nine months ended July 31, 2019, net cash provided by financing activities was $27.5 million compared to net cash provided by financing activities of $27.6 million during the same period in fiscal year 2018.

The $27.5 million of cash provided by financing activities during the nine months ended July 31, 2019 was primarily comprised of net borrowings of long-term debt in the amount $32.2 million partially offset by common and preferred dividends, in aggregate, of $4.4 million. The $27.6 million of net cash provided by financing activities in the nine months ended July 31, 2018 was primarily comprised of net repayments of long-term debt in the amount of $32.8 million and net proceeds from our public offering on common stock in the amount of $64.1 million partially offset by common and preferred dividends, in aggregate, of $3.3 million.

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

Farm Credit West Credit Facility

As of July 31, 2019, our outstanding borrowings under the Farm Credit West Credit Facility were $85.4 million and we had $29.6 million of availability. The Farm Credit West revolving line of credit balance of $45.4 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.85%. The interest rate resets on the first of each month and was 4.25% at July 31, 2019. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. The line of credit provides for maximum borrowings of $115.0 million and the borrowing capacity based on collateral value was $115.0 million at July 31, 2019.

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

Farm Credit West Term Loans

As of July 31, 2019, we had an aggregate of approximately $18.8 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of July 31, 2019, we had $2.2 million outstanding under the Farm Credit West Term Loan that matures in November 2022. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in quarterly installments through November 2022. The interest rate resets monthly and was 4.95% at July 31, 2019. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of July 31, 2019, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. This term loan bears interest at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25% and is payable in monthly installments through October 2035. The interest rate resets monthly and was 4.95% at July 31, 2019. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of July 31, 2019, we had $8.9 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 4.70% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of July 31, 2019, we had $6.6 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of July 31, 2019, we had $5.3 million outstanding under the Wells Fargo term loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that our Company will maintain a debt service coverage ratio, as defined in the loan agreement, of less than 1.25 to 1.0 measured annually at October 31, with which we were in compliance at October 31, 2018.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.50% at July 31, 2019.

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

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at July 31, 2019.

Contractual Obligations

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded a $31.0 million outstanding loan balance at July 31, 2019 related to this Loan.

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

On July 1, 2013, we entered into a lease agreement with Cadiz, Inc. (“Cadiz”) to develop new lemon orchards on Cadiz’s agricultural property in eastern San Bernardino County, California (the “Cadiz Ranch”). Under the terms of the lease agreement, we have the right to lease and plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operations in the Cadiz Valley and have leased 320 acres initially, subject to a mutually agreed upon planting schedule. The lease agreement provides options to plant up to 960 additional acres (320 acres in Option 1 and 640 acres in Option 2) by 2019. The annual rental payment includes a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz Ranch. Pursuant to the terms of the lease agreement, the annual rental payment will not exceed a total of $1,200 per acre. We incurred approximately $0.1 million of lease expense in fiscal years 2018, 2017 and 2016, respectively.

In February 2015, we entered into a Modification of Lease Agreement (the “Amendment”) with Cadiz. The Amendment, among other things, increased by 200 acres the amount of property leased by our Company under the lease agreement dated July 1, 2013. In connection with the Amendment, we paid a total of $1.2 million to acquire existing lemon trees and irrigation systems from Cadiz and a Cadiz tenant. In February 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC, a subsidiary of Water Asset Management, LLC (“WAM”).

We lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

In November 2015 (the “Transaction Date”), we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLC" or “Joint Venture”) as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million,

Further, on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture would lease certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. Limoneira terminated this Lease Agreement pursuant to the terms therein during the first quarter of fiscal year 2019.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project. We funded $4.0 million in the first nine months of fiscal year 2019, $3.5 million in fiscal year 2018, $7.5 million in fiscal year 2017 and $2.3 million in fiscal year 2016.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Identify the contract(s) with a customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Upon adoption, we changed the accounting of certain brokered fruit sales. Under previous guidance, we were considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, we are considered a principal in the transaction and revenues are recorded on a gross basis in our consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses of $1,781,000, respectively, during the three months ended July 31, 2019 and $2,201,000, respectively, during the nine months ended July 31, 2019. Had we used the previous revenue recognition guidance, we would have recorded insignificant net agribusiness revenue for the three and nine months ended July 31, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect of applying the standard.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Acquisition of Trapani Fresh. We will exclude Trapani Fresh's operations from our management’s report on internal control over financial reporting for the year ended October 31, 2019 as we continue to evaluate its internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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

LIMONEIRA COMPANY

September 9, 2019	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2019	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)