Form 10-K
period 2019-10-31
Limoneira CO
filed 2020-01-14
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34755
LIMONEIRA COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0260692 (I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (805) 525-5541

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol	On Which Registered

Common Stock, par value $0.01 per share	LMNR	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $347.0 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2019 was 17,840,055.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which we intend to hold on March 24, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2019.

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

All references to “we,” “us,” “our,” “our Company,” “the Company,” or “Limoneira” in this Annual Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I

Item 1. Business

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. Our business and operations are described below. For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report. In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com. All of our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo SpA. ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon growing, packing, marketing and selling business in Argentina.

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

Fiscal Year 2019 Highlights and Recent Developments

On November 10, 2015, we entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture"). The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 210 residential units closed in fiscal year 2019. The Joint Venture closed on an additional 33 lots in the first quarter of fiscal year 2020.

Late in the third quarter of fiscal year 2018, Ventura County experienced record high temperatures. The effect of these high temperatures resulted in lower avocado crop volume in fiscal year 2019 compared to fiscal year 2018. Offsetting this temporary event is the benefit of crop insurance for approximately $2.3 million calculated on actual avocado harvest in fiscal year 2019.

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

Total consideration paid for our interest in Trapani Fresh was $15.0 million of which $7.5 million was paid to FGF on May 30, 2019. The remaining $7.5 million was advanced to FGF, $4.0 million in February 2019 and $3.5 million in May 2019, as prepayments for the 25% interest in Santa Clara retained by FGF. We have consolidated Trapani Fresh and have accounted for the acquisition of Trapani Fresh as a business combination, resulting in FGF’s 49% interest in Trapani Fresh being accounted for as a noncontrolling interest.

In fiscal year 2019, we sold a total of 50,000 shares of Calavo common stock at an average price of $95.71 per share. Net proceeds from the sale were $4.8 million and we recognized a loss of $63 thousand. We continue to own 200,000 shares of Calavo common stock. With the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01 on November 1, 2018, changes in the fair value of the equity securities result in gains or losses recognized in net income. The Company recorded unrealized losses of $2.1 million during fiscal year 2019, which is included in other (expense) income in the consolidated statements of operations. The Company purchased this investment for $10.00 per share in fiscal 2005.

In September 2019, we sold the multi-use Mercantile property consisting of a retail convenience store, gas station, car wash and quick serve restaurant located in Santa Paula, California. We received net proceeds of $4.0 million and recognized a gain of approximately $0.6 million.

In October 2019, we sold The Terraces at Pacific Crest ("Pacific Crest") for approximately $3.0 million. We received net proceeds of $2.9 million and recognized a gain of approximately $0.4 million.

On December 17, 2019, we declared a cash dividend of $0.075 per common share payable on January 15, 2020, in the aggregate amount of $1.3 million to stockholders of record as of December 30, 2019.

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

Agribusiness Division

The agribusiness division is comprised of four of our reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented 97%, 96% and 96% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 87%, 80% and 78% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively.

Farming

We are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. With the acquisition of PDA and San Pablo in Chile and Trapani Fresh in Argentina, we have approximately 500 acres of lemons and oranges plantings in Chile and approximately 1,200 acres of lemon plantings in Argentina. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons we grow as well as lemons grown by others. In addition, we operate packinghouses in Argentina.

Lemons.  Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 6,200 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas being located in the coastal areas from Ventura County to Monterey County. Ventura County is California’s top lemon producing county. Approximately 29% of our lemons are grown in Ventura County, 20% are grown in Tulare County, 20% are grown in Yuma County, Arizona and 8% are grown in San Bernardino County, California. We also grow approximately 4% of our lemons near La Serena, Chile and 19% of our lemons in Argentina.

There are over fifty varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis.  Approximately 87% of our lemon plantings are of the Lisbon, Eureka and Genoa varieties and approximately 13% are of other varieties such as sweet Meyer lemons, Proprietary Seedless lemons and Pink Variegated lemons. California-grown lemons are available throughout the year, with peak production periods occurring from January through August. The storage life of fresh lemons generally ranges from one to eighteen weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

With an average annual production of approximately 800,000 tons of lemons in the United States, California accounts for approximately 93% of the lemon crop, with Arizona producing the majority of the rest. Approximately 71% of the United States lemon crop is utilized in the fresh market, with the remainder going to the processed market for products such as juice, oils and essences. Most lemons are consumed as either a cooking ingredient, a garnish, or as juice in lemonade or carbonated beverages or other drinks. Demand for lemons is typically highest in the summer, although California producers through various geographical zones are typically able to harvest lemons year-round.

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

Over the last 75 years, the avocado has transitioned from a single specialty fruit to an array of over 100 varieties ranging from the green-skinned Zutanos to the black-skinned Hass, which is the predominant avocado variety marketed on a worldwide basis. California-grown avocados are available year-round, with peak production periods occurring between February and September. Other avocado varieties have a more limited picking season and typically command a lower price. Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses. Approximately 93% of our avocado plantings are of the Hass variety. The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Oranges.  Our orange farming is included in our “other agribusiness” reportable segment within our financial statements. While we are primarily known for our high-quality lemons, we also grow oranges. We have approximately 1,600 acres of oranges planted primarily in Tulare County, California. In California, the growing area for oranges stretches from Imperial County to Yolo County. For many decades, the Valencia variety of oranges was grown in Ventura County primarily for export to the Pacific Rim. Throughout the late twentieth century, developing countries began producing the larger, seedless Navel variety of oranges that successfully competed against the smaller Valencia variety. California-grown Navel oranges are available from October to June, with peak production periods occurring between January and April. California-grown Valencia oranges are available from March to October, with peak production periods occurring between June and September. Approximately 93% of our orange plantings are of the Navel variety and approximately 7% are of the Valencia variety.

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

Plantings

We have agricultural plantings on properties located in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other
Limoneira/Olivelands	Ventura, CA	1,700	700	500	—	—	500
Orchard Farm	Ventura, CA	1,100	500	—	—	—	600
Teague McKevett	Ventura, CA	500	—	100	—	—	400
La Campana	Ventura, CA	300	100	200	—	—	—
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Porterville Ranches	Tulare, CA	1,200	400	—	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	—	400	300	—
Sheldon Ranches	Tulare, CA	1,000	200	—	600	100	100
Lemons 400	Tulare, CA	800	400	—	—	—	400
Windfall Farms	San Luis Obispo, CA	700	—	—	—	300	400
Cadiz	San Bernardino, CA	800	600	—	—	—	200
Associated Citrus Packers	Yuma, AZ	1,300	1,200	—	—	—	100
Pan de Azucar & San Pablo	La Serena, Chile	3,500	300	—	200	—	3,000
Santa Clara	Jujuy, Argentina	1,200	1,200	—	—	—	—
Other agribusiness land	Various Counties, CA	200	100	—	—	100	—
Total		15,700	6,200	900	1,600	1,000	6,000
Percentage of Total		100%	39%	6%	10%	6%	39%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the “Real Estate Development Division” heading.

Windfall Farms is an approximately 700-acre former thoroughbred breeding farm and equestrian facility located in Creston, California, near Paso Robles, California. During fiscal years 2014 and 2015, we planted approximately 200 acres of vineyards and an additional 100 acres in 2017. Vineyards are generally productive after four years. During the fourth quarter of 2019, the vineyards produced their fourth harvest from the 2014 planting and their third harvest from the 2015 planting, generating approximately 1,300 tons of grapes and $1.3 million of revenue in 2019. We expect to sell vineyard production by the ton to various wineries with current per ton prices of approximately $1,100 depending on the grape variety and other factors.

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

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs and based on these and other factors we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four years after planting. Currently, we have approximately 1,200 acres of lemons, 200 acres of oranges and 200 acres of specialty citrus and other crops that are under development. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
County, State, Fruit Variety	0-4 Years	5-25 Years	Over 25 Years	Total
Ventura, CA
Lemons	200	700	800	1,700
Avocados	—	500	400	900
Total Ventura, CA	200	1,200	1,200	2,600
Tulare, CA
Lemons	300	400	500	1,200
Oranges	200	500	700	1,400
Specialty citrus and other	—	600	100	700
Total Tulare, CA	500	1,500	1,300	3,300

San Bernardino, CA - Lemons	300	300	—	600

San Luis Obispo, CA - Wine Grapes	200	100	—	300

Yuma, AZ - Lemons	400	800	—	1,200

La Serena, Chile
Lemons	—	300	—	300
Oranges	—	200	—	200
Total La Serena, Chile	—	500	—	500

Jujuy, Argentina - Lemons	—	1,200	—	1,200
Total	1,600	5,600	2,500	9,700
Percentage of Total	16%	58%	26%	100%

Summary by Crop
Lemons	1,200	3,700	1,300	6,200
Avocados	—	500	400	900
Oranges	200	700	700	1,600
Specialty citrus and other	200	700	100	1,000
Total	1,600	5,600	2,500	9,700

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

We invest considerable time and research into refining and improving our lemon packing through innovation and are continuously in search of new techniques to refine how premium lemons are delivered to our consumers. In the second quarter of fiscal year 2016, our new lemon packing facility became operational, which has doubled our lemon packing capacity and has increased the efficiency and financial results of these operations.

Rental Operations Division

Our rental operations division is provided for in our financial statements as its own reportable segment and includes our residential and commercial rentals, leased land operations and organic recycling. The rental operations division represented approximately 3%, 4% and 4% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively.

Residential

We own and maintain approximately 260 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. In fiscal year 2015, we added 65 new agriculture workforce housing units in Santa Paula, California and are planning to add an additional 6 units in 2020. These properties generate reliable cash flows which we use to partially fund the operating costs of our business and provide affordable housing for many of our employees and the community.

Commercial

We own several commercial office buildings and as with our residential housing units, these properties generate reliable cash flows which we use to partially fund the operating costs of our business.

Leased Land

As of October 31, 2019, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops such as strawberries, peppers, celery and cabbage. Our leased land business provides us with a profitable method to diversify the use of our land.

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

Real Estate Development Division

Our real estate development division is provided for in our financial statements as its own reportable segment and includes our real estate development operations. The real estate development division had no revenues in fiscal years 2019, 2018 or 2017.

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

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 6 to 9-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 million to $20.0 million for each Joint Venture partner in the first three to four years of the project and we funded $4.0 million, $3.5 million and $7.5 million in fiscal years 2019, 2018 and 2017, respectively. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allowed us to continue farming the property during the phased build-out of the project. We terminated this lease in December 2018. The first phase of the project broke ground to commence mass grading on November 8, 2017. Project plans include approximately 632 residential units in Phase 1 and site improvements have been substantially completed. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 210 residential units closed in fiscal year 2019. The Joint Venture closed on an additional 33 units in the first quarter of fiscal year 2020.

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

Santa Maria - Santa Barbara County, California.  As of October 31, 2019, we were invested in one entitled development parcel, Sevilla, in Santa Barbara County, California, a county that, in our experience, entitles very few parcels. Located in Santa Maria, the parcel offers a residential and/or commercial development opportunity. Sevilla is approved for 69 single-family homes adjacent to shopping, transportation, schools, parks and medical facilities, with a parcel of approximately 3 acres zoned for commercial use. We sold the commercial portion of our Sevilla property in November 2017. The Company is actively marketing this property.

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

•	Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.

•	We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.

•	In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.

•	We own approximately 94% of our agricultural land and take a long view on our fruit production practices.

•	A significant amount of our agribusiness property was acquired many years ago, which results in a low-cost basis and associated expenses.

•	We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years.

•	In our fresh lemons and lemon packing segments, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.

•	Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.

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

•
Expand International Production and Marketing of Lemons.  We estimate that we currently have approximately 10% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•
Construction of a New Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our original packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. A project to double the capacity and increase the efficiency of our lemon packing facilities became operational in fiscal year 2016. We expect that this project will ultimately increase fresh lemon processing capacity and lower packing costs by reducing labor and handling inputs.

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

•
Opportunistically Expand our Plantings of Avocados. We may opportunistically expand our plantings of avocados primarily because our profitability and cash flow realized from our avocados help to diversify our fruit production base.

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

Rental Operations Division

With respect to our rental operations division, key elements of our strategy include the following:

•
Secure Additional Rental and Housing Units.  Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities.  Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees. We have built and leased 65 out of a total of 71 approved additional units through infill projects on existing sites and groupings of units on new sites within our owned acreage. We plan to build and lease the 6 additional remaining units in fiscal 2020.

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

Customers

With respect to our fresh lemons and lemon packing segments, we have marketed and sold our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia and certain other international markets since 2010. We sold lemons to approximately 255 U.S. and international customers during fiscal year 2019. In terms of our avocados segment, we sell all of our avocados to Calavo. In our other agribusiness segment, our oranges, specialty citrus and other crops are sold through Sunkist and other third-party packinghouses and our wine grapes are sold to wine producers.

Raw Materials

In our fresh lemons and lemon packing segments, paper is considered to be a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material. In our agribusiness division, petroleum-based products such as herbicides and pesticides are considered to be raw materials and we have numerous suppliers for these products.

Information about Geographic Areas

During fiscal year 2019, we had approximately $3.2 million of lemon and orange sales in Chile by PDA and San Pablo and $14.7 million of lemon sales in Argentina by Trapani Fresh. During fiscal year 2018, we had approximately $2.8 million of lemon and orange sales in Chile by PDA and San Pablo. During fiscal year 2017, we had approximately $1.1 million of lemon and orange sales in Chile by PDA. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of our long-lived assets are located within the United States. Long-lived assets, net of accumulated depreciation, located in Chile and Argentina were $15.6 million and $18.7 million, respectively, as of October 31, 2019 and $15.7 million in Chile as of October 31, 2018.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness division operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter. With respect to our fresh lemons and lemon packing segment, our lemons are generally grown and marketed throughout the year. In terms of our avocados segment, our avocados are sold primarily from January through August. In terms of our other agribusiness segment, our Navel oranges are primarily sold from January through June; our Valencia oranges are primarily sold from June through September; our specialty citrus is sold from November through April and our specialty crops, such as pistachios and wine grapes, are sold in September and October.

Competition

The agribusiness division crop markets, including those in which all of our agribusiness segments operate, are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. We also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. In our avocados segment specifically, avocado products compete in the supermarket with hummus products and other dips and salsas. According to the USDA, U.S. producers of fruit and tree nuts generate approximately $25 billion in revenue from fruit and tree nuts annually, about 20% of which is exported. For our specific crops, the size of the U.S. market is approximately $720 million for lemons, both fresh and juice, approximately $400 million for avocados, and approximately $1.8 billion for oranges, both fresh and juice. Competition in the various markets in which our agribusiness division operates is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. In our fresh lemons and lemon packing segment, the brands of Limoneira lemons which are of importance include: Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®; these examples of trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with acquisitions, including Kiva® and Kachina®, Oxnard Lemon, Uno, Sunny, Trapani, Argentinian Beauty, Natural and Trapani Fresh.

Employees

At October 31, 2019, we had 319 employees, of which 101 were salaried and 218 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Additionally, a significant portion of our agricultural plantings and our corporate headquarters are located in a region of California that is prone to natural disasters such as earthquakes and wildfires. For example, in December 2017, high winds and the related Southern California wildfires caused a brief power outage at our Santa Paula, California packinghouse and destroyed 14 of our approximately 260 farm worker housing units. While our orchards did not suffer significant damage in the wildfire, the potential for significant damage to a substantial amount of our plantings from a natural disaster in the future continues to exist. Furthermore, if a natural disaster or other event occurs that prevents us from using all or a significant portion of our corporate headquarters, as a result of a power outage or otherwise, or that damages critical infrastructure, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial amount of time.

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

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards. To date, HLB has also been detected in Los Angeles, Orange, Riverside and San Bernardino Counties in California. There can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $0.9 million of costs in fiscal year 2019 related to pest control efforts targeted against ACP. To date, there has been no HLB detected in our orchards.

There are a number of registered insecticides known to be effective against ACP. However, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons. Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to us. Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our trees. Agribusiness costs could also increase significantly as a result of HLB. For example, a study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are sold generally from January through April and our Valencia oranges are sold generally from June through September. Our avocados are sold generally from January through August. Our specialty citrus is sold generally from November through June and our pistachios and wine grapes are sold generally in September and October.

Currency exchange fluctuation may impact the results of our operations.

We distribute our products both nationally and internationally. Our international sales are primarily transacted in U.S. dollars. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. In the past, periods of a strong U.S. dollar relative to other currencies have led international customers, particularly in Asia, to find alternative sources of fruit.

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

We and our labor contractors are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations which increased minimum wage rates from $12.00 per hour to $13.00 per hour, effective January 1, 2020, and will gradually increase to $15.00 per hour by 2022. The State of Arizona also increased minimum wage rates from $11.00 per hour to $12.00 per hour, effective January 1, 2020, and after that will rise each year based on the annual cost of living. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

The average rainfall in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses, and in some cases governmental authorities have diverted water to other uses. As California has grown in population, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

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

California has historically experienced periods of below average precipitation. Though recent precipitation has brought relief to California’s drought conditions, the last few years have been among the most severe droughts on record. Rainfall, snow levels and water content of snow pack had previously been significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. The governor of California declared a drought State of Emergency in February 2014, which was lifted in April 2017. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2019 through 2017 compared to 75% in 2016 and zero in 2015 and 2014.

For fiscal year 2019, irrigation costs for our agricultural operations were $0.3 million lower than fiscal year 2018. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements in fiscal year 2020 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

Consumer and institutional recognition of the LIMONEIRA, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Kiva®, Kachina®, Oxnard Lemon, Uno, Sunny, Trapani, Argentinian Beauty, Natural and Trapani Fresh trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.

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

Inflation can have a major impact on our farming operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue and we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

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

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. These aspects of our operations are regulated by the U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act was enacted and intended to ensure food safety. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility and our Wells Fargo Term Loan contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. At October 31, 2019, we were not in compliance with such debt service coverage ratio and the non-compliance was waived by Farm Credit West and Wells Fargo. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility and Wells Fargo Term Loan.

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

Despite our relatively high current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we may still incur significant additional indebtedness, including secured and guaranteed indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

Subject to the restrictions in our credit facilities, we may incur significant additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could increase.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. Defaults by the Joint Venture could increase our indebtedness.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our Farm Credit West Credit Facility currently bears interest at a variable rate, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Farm Credit West Credit Facility, which could materially adversely affect our business, financial condition and results of operations. Several of the Company’s debt agreements use LIBOR as a reference rate.  The expected discontinuation of LIBOR after 2021 could have a significant impact on the Company if we cannot replace LIBOR with alternative reference rates at or below the current LIBOR rate.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In August, September and October 2019, the U.S. Federal Reserve lowered its benchmark interest rates by a quarter of a percentage point, respectively, which partially offset four consecutive raises by a quarter of a percentage point in 2018. Market interest rates may increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $71.6 million investment we have in the projects could be impaired in the future.

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

We utilize third party contractor and consultant arrangements to assist us in operating our real estate development segment. These contractual arrangements may not be as effective in providing direct control over this business segment. For example, our third-party advisors could fail to take actions required for our real estate development businesses despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third-party advisors would always act in our best interests.

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

We may encounter other risks that could impact our ability to develop our land.

We may also encounter other difficulties in developing our land, including:

•	natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding and heavy winds;

•	shortages of qualified trades people;

•	reliance on local contractors, who may be inadequately capitalized;

•	shortages of materials;

•	increases in the cost of certain materials; and

•	environmental remediation costs.

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

As of October 31, 2019, directors and members of our executive management team beneficially owned or controlled approximately 3.9% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

As a Company with publicly traded securities, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California. We own approximately 8,700 acres of farm land in California, with approximately 4,100 acres located in Ventura County, approximately 3,900 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County. Additionally, we own approximately 1,300 acres located in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. In California we lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 800 acres in San Bernardino County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County. The land used for agricultural plantings consists of approximately 6,200 acres of lemons, approximately 900 acres of avocados, approximately 1,600 acres of oranges and approximately 1,000 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2019 (in thousands, except per acre amounts):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Porterville Ranch	700	6,427	1997	$9,181
Ducor Ranch	900	6,064	1997	$6,738
Jencks Ranch	100	846	2007	$8,460
Windfall Farms	700	16,162	2009	$23,089
Stage Coach Ranch	100	603	2012	$6,030
Martinez Ranch	200	1,363	2012	$6,815
Associated Citrus Packers	1,300	15,035	2013	$11,565
Lemons 400	800	5,180	2013	$6,475
Sheldon Ranches	900	14,110	2016	$15,678
Pan de Azucar	200	2,421	2017	$12,105
San Pablo	3,300	8,208	2018	$2,487
Santa Clara	1,200	8,600	2019	$7,167
Other agribusiness land	400	1,296	various	$3,240
	14,100	$93,979

The book value of our agribusiness land holdings of approximately $94.0 million differs from the land balance of $100.5 million included in property, plant and equipment in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The table above presents our current land holdings in farming agribusiness operations and, therefore, excludes Oxnard Lemon land, rental and real estate development land.

We own our packing facilities located in Santa Paula and Oxnard, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We commissioned a new $29.0 million lemon packing facility in the second quarter of 2016 to increase capacity and efficiency of our lemon packing operations. In 2008, we entered into an operating lease agreement and completed the installation of a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility. The operating lease agreement terminated and the solar generator was purchased in October 2018. In 2009, we completed the installation of a one-megawatt solar array which was leased through an operating lease agreement, which provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley. The operating lease agreement terminated and the solar array was purchased in December 2018.

We own approximately 260 residential units in Ventura and Tulare Counties that we lease as part of our rental operations segment to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants. We have built 65 out of a total approved 71 additional residential rental units in Ventura County, California which we began renting in May 2015. We plan to build and lease 6 additional units in 2020.

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,500 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development segments of our business and currently the California drought did not have a material impact on our operating results. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells which derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells which derive water from the Paso Robles Basin. Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. In February 2017, we acquired water rights with our purchase of 90% of PDA. In July 2018, we acquired additional water rights in Chile with our acquisition of San Pablo.

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

The Judgment adjudicated and allocated water rights in the Santa Paula Basin among the Association's members and the City of Ventura. The water rights are established and governed by a seven-year moving average (i.e., production can rise or fall in any particular year so long as the seven-year average is not exceeded). Under California law, the water rights are considered "property".  A perpetual right to water, evidenced by the Judgment, can be exchanged for interests in real property under IRS Code Section 1031 and if condemned by a public agency, just compensation must be paid to the rightful owner. Our rights under the Judgment are perpetual and considered very firm and reliable which reflects favorably upon their fair market value.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “LMNR.” There is no assurance that our common stock will continue to be traded on NASDAQ or that any liquidity will exist for our stockholders.

Holders

On December 31, 2019, there were approximately 222 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2019
Fourth Quarter Ended October 31, 2019	$0.0750
Third Quarter Ended July 31, 2019	$0.0750
Second Quarter Ended April 30, 2019	$0.0750
First Quarter Ended January 31, 2019	$0.0750
2018
Fourth Quarter Ended October 31, 2018	$0.0625
Third Quarter Ended July 31, 2018	$0.0625
Second Quarter Ended April 30, 2018	$0.0625
First Quarter Ended January 31, 2018	$0.0625

In December 2018, we increased our quarterly dividend to $0.0750 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

During the fourth quarter of fiscal year 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2019 through August 31, 2019	—	$—	—	—
September 1, 2019 through September 30, 2019	—	$—	—	—
October 1, 2019 through October 31, 2019	16,573	$18.98	—	—
Total	16,573		—	—
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

	Fiscal Years Ended October 31,
	2019	2018	2017	2016	2015
Total net revenues	$171,398	$129,392	$121,309	$111,789	$100,311
Operating (loss) income	$(5,514)	$9,486	$11,863	$9,188	$4,583
Net (loss) income attributable to Limoneira Company	$(5,943)	$20,188	$6,595	$8,058	$7,082
Basic net (loss) income per common share	$(0.37)	$1.26	$0.42	$0.52	$0.46
Diluted net (loss) income per common share	$(0.37)	$1.25	$0.42	$0.52	$0.46
Total assets	$399,867	$421,339	$339,031	$305,448	$269,730
Current and long-term debt	$108,915	$80,093	$105,113	$90,672	$89,668
Convertible preferred stock	$10,810	$10,810	$10,810	$12,231	$12,281
Cash dividends declared per share of common stock	$0.30	$0.25	$0.22	$0.20	$0.18

In fiscal year 2019, revenues increased $14.7 million as a result of the Trapani Fresh acquisition and by $8.8 million with the adoption of FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In December 2018, we terminated our lease agreement with the Joint Venture who is developing the East Area I real estate development project. As a result, we reduced our sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of our basis in the Joint Venture from real estate development to equity in investments and contributed $4.0 million to the Joint Venture. In May 2019, we acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF, a multi-generational, family owned citrus operation in Argentina for $15.0 million, which is consolidated.

In June 2018, we completed the sale of 3,136,000 shares of common stock, at a price of $22.00 per share, to institutional and other investors in a registered offering under our shelf registration statement. The gross proceeds of the offering totaled $69.0 million and after an underwriting discount of $4.5 million and other offering expenses of $0.4 million, the net proceeds were $64.1 million. In June and July 2018, we used the offering proceeds to pay down debt, purchase San Pablo ranch for $13.1 million and purchase Oxnard Lemon packinghouse, related land and certain other assets for $25.0 million. In fiscal year 2018, we capitalized approximately $32.7 million of costs related to our East Areas I & II real estate development projects and we contributed $3.5 million to the Joint Venture for our East Area I real estate development project.

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

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of other specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Bernardino and San Luis Obispo Counties in California, Yuma County in Arizona and La Serena, Chile, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,600 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales, a citrus packing, marketing and sales business, a 90% interest in PDA, a lemon and orange orchard and 100% interest in San Pablo, a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh, a lemon growing, packing, marketing and selling operation in Argentina.

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

We have three business divisions: agribusiness, rental operations and real estate development. Our agribusiness division is comprised of four reportable segments, fresh lemons, lemon packing, avocados and other agribusiness, and currently generates the majority of our revenue from its farming, harvesting and lemon packing and sales operations; our rental operations division generates revenue from our housing, organic recycling and commercial and leased land operations; and our real estate development division primarily generates revenues from the sale of real estate development projects. From a general view, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2019 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2019		2018		2017
Net revenues:
Agribusiness	$166,549	97%	$124,344	96%	$115,869		96%
Rental operations	4,849	3%	5,048	4%	5,440		4%
Total net revenues	171,398	100%	129,392	100%	121,309		100%
Costs and expenses:
Agribusiness	152,372	86%	98,083	83%	91,162		83%
Rental operations	4,311	3%	4,085	3%	3,932		4%
Real estate development	128	—	127	—	285		—
Impairment of real estate development assets	—	—	1,558	1%	120		—
Gain on sale of property	(1,069)	(1)%	—	—	—		—
Selling, general and administrative	21,170	12%	16,053	13%	13,947		13%
Total costs and expenses	176,912	100%	119,906	100%	109,446		100%
Operating (loss) income:
Agribusiness	14,177		26,261		24,707
Rental operations	538		963		1,508
Real estate development	(128)		(1,685)		(405)
Gain on sale of property	1,069		—		—	1,069,000
Selling, general and administrative	(21,170)		(16,053)		(13,947)
Operating (loss) income	(5,514)		9,486		11,863
Other (expense) income:
Interest expense, net	(2,134)		(1,122)		(1,778)
Equity in earnings of investments	3,073		583		49
(Loss) gain on sale of stock in Calavo Growers, Inc.	(63)		4,223		—
Net unrealized loss on stock in Calavo Growers, Inc.	(2,054)		—		—
Other income, net	129		313		492
Total other (expense) income	(1,049)		3,997		(1,237)
(Loss) income before income tax benefit (provision)	(6,563)		13,483		10,626
Income tax benefit (provision)	1,097		6,729		(4,077)
Net (loss) income	(5,466)		20,212		6,549
(Income) loss attributable to noncontrolling interest	(477)		(24)		46
Net (loss) income attributable to Limoneira Company	$(5,943)		$20,188		$6,595

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes unrealized loss on stock in Calavo, LLCB earnings in equity investment, sale of property assets and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Years Ended October 31,
	2019	2018	2017
Net (loss) income attributable to Limoneira Company	$(5,943)	$20,188	$6,595
Interest expense, net	2,134	1,122	1,778
Income tax (benefit) provision	(1,097)	(6,729)	4,077
Depreciation and amortization	8,633	7,275	6,467
EBITDA	3,727	21,856	18,917
Unrealized loss on stock in Calavo Growers, Inc.	2,054	—	—
LLCB earnings in equity investments	(2,870)	—	—
Gain on sale of two property assets	(991)	—	—
Impairments of real estate development assets	—	1,558	120
Adjusted EBITDA	$1,920	$23,414	$19,037

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues

Total revenues for fiscal year 2019 was $171.4 million compared to $129.4 million for fiscal year 2018. The 32% increase of $42.0 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2019	2018	Change
Lemons	$149,971	$103,830	$46,141	44%
Avocados	5,391	6,576	(1,185)	(18)%
Navel and Valencia oranges	6,022	8,884	(2,862)	(32)%
Specialty citrus and other crops	5,165	5,054	111	2%
Agribusiness revenues	$166,549	$124,344	$42,205	34%

•
Lemons: The increase in fiscal year 2019 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to fiscal year 2018. A portion of the increased revenue was the result of fresh lemon sales of $14.7 million by Trapani Fresh on 746,000 cartons of fresh lemons sold in fiscal year 2019. During fiscal years 2019 and 2018, fresh lemon sales were $110.1 million and $83.9 million, respectively, on 5.2 million and 3.3 million cartons of fresh lemons sold at average per carton prices of $21.00 and $25.42, respectively. Lemon revenues in fiscal year 2019 included $15.6 million shipping and handling, $10.8 million lemon by-products and $13.5 million other lemon sales. Other lemon sales in fiscal year 2019 included $2.9 million of lemon sales in Chile by PDA and San Pablo and $9.5 million of brokered fruit sales, of which $8.8 million is due to the adoption of FASB ASU 2014-19. Lemon revenues in fiscal year 2018 included $9.0 million shipping and handling, $4.4 million lemon by-products and $6.5 million other lemon sales. Other lemon sales in fiscal year 2018 included $2.3 million of lemon sales in Chile by PDA and $1.1 million of commissions earned on 912,000 cartons of brokered fruit sales.

•
Avocados: The decrease in fiscal year 2019 was the result of lower volume partially offset by higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2019 and 2018, 1.8 million and 6.3 million pounds of avocados were sold, respectively, at average per pound prices of $1.72 and $1.04, respectively. Higher prices in fiscal year 2019 were primarily related to lower supply of fruit in the marketplace. Fiscal year 2019 avocados revenues included approximately $2.3 million of crop insurance.

•
Navel and Valencia oranges: The decrease in fiscal year 2019 was primarily due to lower prices partially offset by higher volume of oranges sold. During fiscal years 2019 and 2018, sales consisted of 907,000 and 712,000 40-pound carton equivalents of oranges sold at average per carton prices of $6.64 and $12.48, respectively. Oranges revenues in fiscal year 2019 and 2018 include $0.3 million of orange sales in Chile.

•
Specialty citrus and other crops: The slight increase in fiscal year 2019 was primarily the result of higher volume of wine grapes and pistachios sold offset by lower specialty citrus revenues compared to fiscal year 2018. In fiscal year 2019, we sold approximately 1,300 tons of wine grapes for $1.3 million compared to approximately 600 tons of wine grapes for $0.9 million in fiscal year 2018.

Rental operations revenue was $4.8 million in fiscal year 2019 compared to $5.0 million in fiscal year 2018. The decrease in fiscal year 2019 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Real estate development revenue was zero in both fiscal years 2019 and 2018.

Costs and Expenses

Total costs and expenses for fiscal year 2019 were $176.9 million compared to $119.9 million for fiscal year 2018. This 48% increase of $57.0 million was primarily attributable to increases in our agribusiness, real estate development and selling, general and administrative costs and expenses. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2019	2018	Change
Packing costs	$41,018	$23,071	$17,947	78%
Harvest costs	19,272	13,512	5,760	43%
Growing costs	26,962	23,523	3,439	15%
Third-party grower costs	57,497	31,733	25,764	81%
Depreciation	7,623	6,244	1,379	22%
Agribusiness costs and expenses	$152,372	$98,083	$54,289	55%

•
Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $37.7 million and $21.4 million in fiscal years 2019 and 2018, respectively. The increase in fiscal year 2019 was primarily attributable to higher average per carton costs and higher volume of fresh lemons packed and sold compared to fiscal year 2018. In fiscal year 2019, we packed and sold 5.2 million cartons of lemons at average per carton costs of $7.20 compared to 3.3 million cartons of lemons sold at average per carton costs of $6.48 in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to increased volume of lemon by-products and $5.8 million of operating costs incurred at the Oxnard Lemon facility. Additionally, packing costs include $3.2 million of shipping costs in fiscal year 2019 compared to $1.7 million in fiscal year 2018.

•
Harvest costs: The increase in fiscal year 2019 was primarily attributable to increased volume of lemons and Navel oranges and specialty citrus harvested partially offset by decreased volume of avocados harvested compared to fiscal year 2018.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2019 is primarily due to net increased costs for fertilization and soil amendments and pruning in addition to San Pablo and Trapani Fresh growing costs compared to the same period in fiscal year 2018. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher volume of third-party grower lemons sold. Of the 5.2 million and 3.3 million cartons sold during fiscal years 2019 and 2018, respectively, 3.1 million (60%) and 1.5 million (45%) were procured from third-party growers at average per carton prices of $15.52 and $20.89, respectively. Additionally, in fiscal year 2019 we incurred $9.0 million of costs for purchased, packed fruit for resale compared to $0.4 million in fiscal year 2018.

•
Depreciation expense in fiscal year 2019 was $1.4 million higher than fiscal year 2018 primarily due to the acquisitions of San Pablo, Oxnard Lemon and Trapani Fresh and an increase in assets placed into service.

Real estate development expenses for fiscal year 2019 were $0.1 million compared to $1.7 million in fiscal year 2018. Real estate development costs and expenses in fiscal year 2018 include $1.6 million impairment on Pacific Crest and Sevilla real estate development projects. Gain on sales of property for fiscal year 2019 includes $1.1 million for the sale of two properties.

Selling, general and administrative expenses for fiscal year 2019 were $21.2 million compared to $16.1 million for fiscal year 2018. This 32% increase of $5.1 million was primarily attributable to the following:

•	$3.2 million in Trapani Fresh selling, general and administrative expenses;

•	$0.8 million increase in legal, consulting and other administrative expenses primarily associated with our acquisition of Trapani Fresh in May 2019;

•	$0.4 million increase in lemon selling expenses primarily due to an increase in personnel; and

•	$0.7 million increase in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other (Expense) Income

Other (expense) income, for fiscal year 2019 was $1.0 million of expense compared to $4.0 million of income for fiscal year 2018. The $5.0 million decrease in income is primarily the result of:

•	$1.0 million increase in interest expense as a result of higher debt;

•	$2.5 million increase in equity in earnings of investments primarily from LLCB;

•	$4.3 million decrease in the gain on sales of stock in Calavo; and

•	$2.1 million in unrealized loss on stock in Calavo in fiscal year 2019.

Income Taxes

We recorded an income tax benefit of $1.1 million for fiscal year 2019 on pre-tax loss of $6.6 million compared to an income tax benefit of $6.7 million for fiscal year 2018 on pre-tax income of $13.5 million. Our effective tax rate is 17.1% for fiscal year 2019 compared to an effective tax rate of (49.9)% for fiscal year 2018. Our effective tax rate in fiscal year 2018 was primarily due to the approximate $10.3 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017. No such tax rate changes occurred in fiscal year 2019.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest primarily represents 10% of the net income of PDA and 49% of the net income of Trapani Fresh.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues

Total revenues for fiscal year 2018 was $129.4 million compared to $121.3 million for fiscal year 2017. The 7% increase of $8.1 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

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

Segment information for fiscal year 2019 (in thousands):

	Fresh Lemons (1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$134,342	$15,629	$—	$5,391	$11,187	$166,549	$4,849	$—	$—	$171,398
Intersegment revenues	—	30,073	(30,073)	—	—	—	—	—	—	—
Total net revenues	134,342	45,702	(30,073)	5,391	11,187	166,549	4,849	—	—	171,398
Costs and expenses	120,998	37,639	(30,073)	3,150	13,035	144,749	3,552	128	19,850	168,279
Depreciation and amortization	—	—	—	—	—	7,623	759	—	251	8,633
Operating income (loss)	$13,344	$8,063	$—	$2,241	$(1,848)	$14,177	$538	$(128)	$(20,101)	$(5,514)

Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$—	$—	$129,392
Intersegment revenues	—	19,971	(19,971)	—	—	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	—		129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	3,307	1,685	15,800	112,631
Depreciation and amortization	—	—	—	—	—	6,244	778	—	253	7,275
Operating income	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$963	$(1,685)	$(16,053)	$9,486

Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$85,439	$8,760	$—	$9,522	$12,148	$115,869	$5,440	$—	$—	$121,309
Intersegment revenues	—	19,156	(19,156)	—	—	—	—	—	—	—
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	—		121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	—	—	—	—	—	5,489	762	—	216	6,467
Operating income	$18,025	$6,349	$—	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863

(1) During the first quarter of fiscal 2019, we adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in additional revenue and costs and expenses within our fresh lemon segment of $8.8 million, respectively, during the fiscal year 2019. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the impact from the adoption of this new standard.

Fiscal Year 2019 Compared to Fiscal Year 2018

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For fiscal year 2019, our fresh lemons segment revenue was $134.3 million compared to $94.8 million for fiscal year 2018, a 42% increase of $39.5 million, primarily the result of higher volume and Trapani Fresh revenue of fresh lemons sold, partially offset by lower prices of fresh lemons sold, as discussed earlier.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2019, our fresh lemon costs and expenses were $121.0 million compared to $74.8 million for fiscal year 2018. The 62% increase of $46.2 million primarily consisted of the following:

•	Harvest costs for fiscal year 2019 were $5.6 million higher than fiscal year 2018.

•	Growing costs for fiscal year 2019 were $1.3 million higher than fiscal year 2018.

•	Third-party grower costs for fiscal year 2019 were $25.8 million higher than fiscal year 2018.

•	Transportation costs for fiscal year 2019 were $3.3 million higher than fiscal year 2018.

•	Intersegment costs and expenses for fiscal year 2019 were $10.1 million higher than fiscal year 2018.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2019, our lemon packing segment revenue was $45.7 million compared to $29.0 million for fiscal year 2018, a 58% increase of $16.7 million primarily due to increased volume of lemons packed and increased shipping and handling revenues.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2019, our lemon packing costs and expenses were $37.6 million compared to $23.1 million for fiscal year 2018. The 63% increase of $14.6 million was primarily due to increased volume of lemons packed and increased shipping costs.

Lemon packing segment operating income per carton sold was $1.54 and $1.78 for fiscal years 2019 and 2018, respectively.

The lemon packing segment included $30.1 million and $20.0 million of intersegment revenues for fiscal years 2019 and 2018, respectively, that are charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2019, our avocados segment revenue was $5.4 million compared to $6.6 million for fiscal year 2018, a 18% decrease of $1.2 million.

Costs and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2019, our avocado costs and expenses were $3.2 million compared to $4.4 million for fiscal year 2018. The 28% decrease of $1.2 million primarily consisted of the following:

•	Avocado harvest costs for fiscal year 2019 were $0.8 million lower than fiscal year 2018.

•	Growing costs for fiscal year 2019 were $0.5 million lower than fiscal year 2018.

Other Agribusiness

For fiscal year 2019, our other agribusiness segment revenue was $11.2 million compared to $13.9 million for fiscal year 2018. The 20% decrease of $2.8 million primarily consisted of the following:

•	Navel and Valencia orange revenue in fiscal year 2019 was $2.9 million lower than fiscal year 2018.

•	Specialty citrus and other crop revenue for fiscal year 2019 was $0.1 million higher than fiscal year 2018.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2019 were $13.0 million compared to $9.5 million for fiscal year 2018. The 37% increase of $3.5 million primarily consisted of the following:

•	Harvest costs for fiscal year 2019 were $0.6 million higher than fiscal year 2018.

•	Growing costs for fiscal year 2019 were $2.9 million higher than fiscal year 2018.

Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2019 were $7.6 million compared to $6.2 million in fiscal year 2018. The 22% increase of $1.4 million was primarily due to the acquisitions of San Pablo, Oxnard Lemon and Trapani Fresh and an increase in assets placed into service.

Rental Operations

Our rental operations segment had revenues of approximately $4.8 million and $5.0 million in fiscal years 2019 and 2018, respectively. The $0.2 million decrease in fiscal year 2019 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Costs and expenses in our rental operations segment were approximately $4.3 million and $4.1 million in fiscal years 2019 and 2018, respectively. Depreciation expense was similar in fiscal year 2019 compared to fiscal year 2018 at $0.8 million.

Real Estate Development

Our real estate development segment had revenues of zero for both fiscal years 2019 and 2018.

Costs and expenses in our real estate development segment were approximately $0.1 million and $1.7 million in fiscal years 2019 and 2018, respectively. We recorded no impairment charge in fiscal year 2019 compared to $1.6 million in fiscal year 2018.

Additionally, in fiscal year 2019 we sold two properties and recognized a gain on sales of property of approximately $1.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2019 were $5.1 million higher than fiscal year 2018.

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

Costs and expenses in our real estate development segment were approximately $1.7 million and $0.4 million in fiscal years 2018 and 2017, respectively. We recorded impairment charges of $1.6 million in fiscal year 2018 compared to $0.1 million in fiscal year 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2018 were $2.1 million higher than fiscal year 2017.

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2019 and October 31, 2018, respectively (in thousands, except per share amounts). The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature.  The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

	Three Months Ended 2019
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$36,476	$50,869	$42,035	$42,018
Costs and expenses	40,083	48,751	43,040	45,038
Operating (loss) income	(3,607)	2,118	(1,005)	(3,020)
Other (loss) income, net	(487)	(2,054)	4,909	(3,417)
(Loss) income before income tax benefit (provision)	(4,094)	64	3,904	(6,437)
Income tax benefit (provision)	881	(461)	(1,084)	1,761
Net (loss) income	(3,213)	(397)	2,820	(4,676)
Loss (income) attributable to noncontrolling interest	138	(593)	(5)	(17)
Net (loss) income attributable to Limoneira Company	$(3,075)	$(990)	$2,815	$(4,693)

Net (loss) income per common share:
Basic	$(0.18)	$(0.06)	$0.15	$(0.28)
Diluted	$(0.18)	$(0.06)	$0.15	$(0.28)
Number of shares used in per common share computations:
Basic	17,597	17,554	17,554	17,488
Diluted	17,597	17,554	18,225	17,488

	Three Months Ended 2018
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$14,714	$39,950	$43,135	$31,593
Costs and expenses	24,295	28,525	33,755	33,331
Operating (loss) income	(9,581)	11,425	9,380	(1,738)
Other income (loss), net	4,728	(111)	(394)	(226)
(Loss) income before income tax benefit (provision)	(4,853)	11,314	8,986	(1,964)
Income tax benefit (provision)	1,636	(3,114)	(2,380)	10,587
Net (loss) income	(3,217)	8,200	6,606	8,623
(Income) loss attributable to noncontrolling interest	(20)	1	(7)	2
Net (loss) income attributable to Limoneira Company	$(3,237)	$8,201	$6,599	$8,625

Net (loss) income per common share:
Basic	(0.19)	0.51	0.45	0.59
Diluted	(0.19)	0.50	0.44	0.58
Number of shares used in per common share computations:
Basic	17,528	15,947	14,379	14,466
Diluted	17,528	16,551	15,023	14,984

The following information compares our fourth quarter ended October 31, 2019 to the fourth quarter ended October 31, 2018. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•
Total revenues increased $21.8 million in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to increased lemon and orange crop revenues of $16.9 million and $1.9 million, respectively, in addition to $2.3 million in avocado crop insurance revenue. During the fourth quarter of fiscal year 2019, we sold 793,000 cartons of fresh lemons, including 498,000 cartons procured from third-party growers, at an average per carton price of $21.46, compared to 239,000 cartons of fresh lemons, including 150,000 cartons procured from third party growers, at an average per carton price of $29.71 in the fourth quarter of fiscal year 2018. The increase in orange revenues in the fourth quarter of fiscal year 2019 compared to the fourth quarter of fiscal year 2018 was primarily due to higher brokered fruit sales.

•
Total costs and expenses increased $15.8 million in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to increases in agribusiness costs of $16.2 million. The increase in agribusiness costs is primarily due to increased third-party grower, packinghouse and harvest costs and expenses of $10.1 million, $3.9 million and $1.9 million, respectively. These costs increased primarily due to higher volume of lemon cartons packed and sold and the acquisitions of Oxnard Lemon and Trapani Fresh.

•
Total other income decreased $5.2 million in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to the $4.2 million gain on the sale of stock in Calavo in fiscal year 2018.

•	Income tax benefit decreased $0.8 million in the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to the decrease in pre-tax loss of $0.8 million.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2019, 2018 and 2017, net cash provided by operating activities was $1.4 million, $18.4 million and $18.5 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•
Net (loss) income was $(5.5) million, $20.2 million and $6.5 million for fiscal years 2019, 2018 and 2017, respectively. The components of net income in fiscal year 2019 compared to fiscal year 2018 consist of a decrease in operating income of $15.0 million, an increase in total other expense of $5.0 million and a decrease in income tax benefit of $5.6 million. The components of net income in fiscal year 2018 compared to fiscal year 2017 consist of a decrease in operating income of $2.3 million, an increase in total other income of $5.2 million and an increase in income tax benefit of $10.8 million.

•
The adjustments to reconcile net (loss) income to net cash provided from operating activities provided $7.8 million of cash in fiscal year 2019 compared to using $1.4 million of cash in fiscal year 2018 primarily due to an increase in gain from disposals of assets, a decrease in deferred taxes, a decrease in loss on sale of stock in Calavo and an increase in unrealized loss on stock in Calavo. The adjustments to reconcile net income to net cash provided from operating activities used $1.4 million in cash in fiscal year 2018 compared to providing $11.2 million of cash in fiscal year 2017 primarily due to a decrease in deferred taxes and an increase in loss on sale of stock in Calavo.

•
The changes in operating assets and liabilities, net of business combinations used $1.0 million of operating cash in fiscal year 2019 compared to using $0.4 million of operating cash in fiscal year 2018, primarily due to a decrease in cultural costs, an increase in prepaid expenses and other current assets, a net increase in accounts and growers payable and a decrease in accrued liabilities. The changes in operating assets and liabilities, net of business combinations used $0.4 million of operating cash in fiscal year 2018 compared to providing $0.7 million of operating cash in fiscal year 2017, primarily due to an increase in accounts receivable, an increase in cultural costs, an increase in income taxes receivable and an increase in accrued liabilities.

Cash Flows from Investing Activities

For the years ended October 31, 2019, 2018 and 2017, net cash used in investing activities was $23.7 million, $50.8 million and $26.4 million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments.

•
Capital expenditures for fiscal year 2019 were comprised of $14.1 million for property, plant and equipment primarily related to orchard and vineyard development and the purchase of a photovoltaic solar array and $1.8 million for real estate development projects. Additionally, in fiscal year 2019, we purchased an agriculture property for $0.4 million, contributed $4.0 million to the Joint Venture for the development of our East Area I real estate development project and paid $15.0 million for the Trapani Fresh joint venture formation in Argentina. Further, we sold 50,000 shares of stock in Calavo for $4.8 million and sold property assets and a real estate development parcel for $4.0 million and $2.9 million, respectively.

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

Cash Flows from Financing Activities

For the years ended October 31, 2019, 2018 and 2017 net cash provided by financing activities was $22.4 million, $32.5 million and $8.4 million, respectively.

•
The $22.4 million of cash provided by financing activities for fiscal year 2019 is primarily comprised of net borrowings of long-term debt in the amount of $28.9 million. Additionally, we paid common and preferred dividends, in aggregate, of $5.8 million in fiscal year 2019.

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

Transactions Affecting Liquidity and Capital Resources

On September 26, 2019, the Company and Farm Credit West, FLCA ("Farm Credit West") entered into Rate Lock Agreements ("Rate Lock Agreements") which fixed the interest rates effective October 1, 2019 for term loans noted below. Conversion Agreements were also signed as of October 1, 2019 documenting the key terms of the modified lending arrangements. No changes were made to the outstanding principal balances on the loans and no cash repayments of principal were made by us. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on March 1, 2020, after which we may prepay any amounts without penalty. We paid and capitalized debt financing costs of $35,000 related to the Rate Lock Agreements.

On June 20, 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility we had with Rabobank, N.A. On January 29, 2018 we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115.0 million at October 31, 2019.

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

The Loan Agreement subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31. We were not in compliance with covenants at October 31, 2019, but the non-compliance was waived by Farm Credit West and Wells Fargo. We expect to be in compliance with these covenants in fiscal year 2020.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal year 2020. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of October 31, 2019, our outstanding borrowings under the Farm Credit West Credit Facility were $82.8 million and we had $32.2 million of availability. The Farm Credit West revolving line of credit balance of $42.8 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.60%. The interest rate resets on the first of each month and was 3.90% at October 31, 2019. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. We have the option of fixing the interest rate under the Farm Credit West Credit Facility on any portion of outstanding borrowings using interest rate swaps.

Farm Credit West Term Loans

As of October 31, 2019, we had an aggregate of approximately $18.5 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•
Term Loan Maturing November 2022. As of October 31, 2019, we had $2.0 million outstanding under the Farm Credit West Term Loan that matures in November 2022. On October 1, 2019, the term loan was converted to a fixed rate of 3.76% and is payable in quarterly installments through November 2022. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing October 2035. As of October 31, 2019, Windfall had $1.1 million outstanding under the Farm Credit West Term Loan that matures in October 2035. On October 1, 2019, the term loan was converted to a fixed rate of 4.14% and is payable in monthly installments through October 2035. This term loan is secured by the Windfall Farms property.

•
Term Loan Maturing March 2036. As of October 31, 2019, we had $8.8 million outstanding under the Farm Credit West Term Loan that matures in March 2036. On October 1, 2019, the term loan was converted to a fixed rate of 4.17% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•
Term Loan Maturing March 2036. As of October 31, 2019, we had $6.5 million outstanding under the Farm Credit West Term Loan that matures in March 2036. This loan bears interest at a fixed rate of 3.62% until March 2021, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of October 31, 2019, we had $5.0 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. The loan is secured by certain equipment associated with our new lemon packing facilities. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31, with which we were not in compliance at October 31, 2019. The non-compliance was waived by Wells Fargo. We expect to be in compliance with these covenants in fiscal year 2020.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 5.5% at October 31, 2019.

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

Interest Rate Swaps

From time to time we enter into interest rate swap agreements to manage the risks and costs associated with our financing activities.

Our debt bears interest at fixed and variable rates, ranging from 3.58% to 6.48% at October 31, 2019. As of October 31, 2019 and 2018, we had no outstanding interest rate swap agreements.

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

On November 10, 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 7 to 10-year life of the project. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project and we funded $4.0 million in fiscal year 2019, $3.5 million in fiscal year 2018, and $7.5 million in fiscal year 2017. We also entered into a lease agreement with the Joint Venture to lease back a portion of the contributed property, which allowed us to continue farming the property during the phased build-out of the project. We terminated this lease in December 2018. We are planning approximately 632 units in Phase 1 of the project. Grading began in November 2017. The Joint Venture received lot deposits from national homebuilders in fiscal year 2018 and initial lot sales representing a total of 210 residential units closed in fiscal year 2019. The Joint Venture closed an additional 33 lots in the first quarter of fiscal year 2020.

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

According to the USDA, U.S. per capita consumption of fresh lemons was 4.2 pounds in 2018, and since 2000, has averaged 3.3 pounds per capita versus 2.7 pounds per capita in the 1990s. Approximately 72% of the California crop has gone into the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, U.S. per capita consumption of avocados was 8.0 pounds in 2018, and since 2000, has averaged 4.7 pounds per capita versus 1.6 pounds per capita in the 1990's. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados producing approximately 87% of the nation's avocados. According to the California Avocado Commission, the 2019 crop produced approximately 217 million pounds compared to 338 million pounds in 2018, 215 million pounds in 2017 and the ten year average of 355 million pounds.

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

Real Estate Development Division

We believe the residential real estate market is recovering in the locations that we own real estate development property following the well-known economic downturn of the recent past. We incurred impairment charges on one of our real estate development projects in fiscal years 2018 and 2017 and future impairment is possible. No impairment charges were recorded in fiscal year 2019. Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities. However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, particularly East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2019 for which cash flows are fixed and determinable (in thousands):

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$64,799	$3,023	$46,200	$2,534	$13,042
Variable rate debt (principal)	44,278	—	42,843	1,435	—
Operating lease obligations	3,141	688	783	288	1,382
Other	1,029	325	650	54	—
Total contractual obligations	$113,247	$4,036	$90,476	$4,311	$14,424
Interest payments on fixed and variable rate debt	$20,238	$4,650	$9,043	$1,450	$5,095

We believe that the cash flows from operations and borrowing capacity from existing and available credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2020. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity and the interest rates on our variable rate debt remain unchanged for the remaining life of the debt from those in effect at October 31, 2019.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year and totaled $0.1 million, $0.1 million and $0.2 million for fiscal years 2019, 2018 and 2017, respectively.

In 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year and totaled $0.4 million in each of the fiscal years 2019, 2018 and 2017, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of the Company. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of $0.6 million, $0.6 million and $0.7 million in fiscal years 2019, 2018 and 2017, respectively and we plan to contribute approximately $0.6 million to the Plan in fiscal year 2020.

Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to eighteen years.

In October 2018, the Company purchased a 1,000 KW photovoltaic generator for $1,125,000 that was previously under a 10-year operating lease agreement with Farm Credit West. In December 2018, the Company purchased another 1,000 KW photovoltaic generator for $1,275,000 that was previously under a 10-year operating lease agreement with Farm Credit West.

We lease machinery and equipment for our packing operations and other land for our agricultural operations under leases with annual lease commitments that are individually immaterial.

Real Estate Development Activities, Capital Expenditures and Related Capital Resources

On November 10, 2015 (the “Transaction Date”), we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million.

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

Further, on the Transaction Date, the Joint Venture and Limoneira entered into a lease agreement (the "Lease Agreement"), pursuant to which the Joint Venture leased certain of the contributed East Area I property back to Limoneira for continuation of agricultural operations, and certain other permitted uses, on the property until the Joint Venture required the property for development. Limoneira terminated this Lease Agreement per the agreement in fiscal year 2019.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 6 to 9-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. These funding requirements are currently estimated to total $15.0 to $20.0 million for each Joint Venture partner in the first three to four years of the project. We funded $4.0 million, $3.5 million and $7.5 million in fiscal years 2019, 2018 and 2017, respectively.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The Joint Venture recorded a $43.2 million outstanding loan balance at October 31, 2019 related to this Loan.

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

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in this Annual Report, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, including in Argentina, could have an adverse impact on our business, financial condition and results of operations.

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

Revenue Recognition - On November 1, 2018, we adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard which was adopted using the modified-retrospective method and applied to those contracts that were not completed as of November 1, 2018. There was no net effect of applying the standard and therefore no cumulative adjustment to retained earnings was necessary at the date of initial application. As a result, comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods.

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

We determined the appropriate method by which we recognize revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with its customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract's transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract and each performance obligation is valued based on its estimated relative standalone selling price.

We recognize the majority of its revenue at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for estimated customer discounts or concessions, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Upon adoption, we changed the accounting of certain brokered fruit sales. Under previous guidance, we were considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, we are considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses within the fresh lemons segment of $8,827,000 for the year ended October 31, 2019. Had we used the previous revenue recognition guidance, the Company would have recorded insignificant net agribusiness revenue for these transactions for the year ended October 31, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect to the consolidated statement of operations.
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

Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of the our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month or harvest period. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. We estimate the variable consideration using the most likely amount method, with the most likely amount being the quantities actually shipped extended by the prices reported by Calavo and other third-party packinghouses. Revenue is recognized at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., Calavo and other third-party packinghouses obtain control) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. In such instances we have the present right to payment and Calavo and other third-party packinghouses have the present right to direct the use of, and obtain substantially all of the remaining benefits from, the delivered fruit. We do not expect that there is a high likelihood that a significant reversal in the amount of cumulative revenue recognized in the early periods of the pool will occur once the final pool prices have been reported by the packinghouses. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly or harvest period pools are closed.

We have entered into brokerage arrangements with third-party international packinghouses. In certain of these arrangements, we have the exclusive ability to direct the use of and obtains substantially all of the remaining benefits from the fruit, and therefore is acting as a principal. As such, we record the related revenue and costs of the fruit gross in the consolidated statement of operations.
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. We recorded agribusiness revenues from crop insurance proceeds of $2.3 million, $0.1 million and $0.1 million in fiscal years 2019, 2018 and 2017, respectively.
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
Real Estate Development Revenue - We recognize revenue on real estate development projects with customers at a point in time (i.e., the closing) when we satisfy the single performance obligation and transfers control of such real estate to a buyer. The transaction price, which is the amount of consideration we receive upon delivery of the completed real estate to the buyer, is allocated to this single obligation and is received at closing. Real estate development projects with non-customers are accounted for in accordance with Accounting Standards Code (“ASC”) 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

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

Real Estate Development Costs - We capitalize the planning, entitlement, construction and development costs and interest associated with our various real estate projects.  Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. For fiscal year 2019, we capitalized approximately $1.8 million of costs related to our real estate projects and expensed approximately $0.1 million of costs.

Foreign Currency Translation - PDA and San Pablo’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income. Trapani Fresh’s functional currency is the U.S. Dollar.

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

Impairment of Long-Lived Assets - We evaluate our long-lived assets including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. As a result of various factors, in recent years, we recorded impairment charges of $1.6 million and $0.1 million in fiscal years 2018 and 2017, respectively. There were no impairment charges recorded in fiscal year 2019.
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
During 2019, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2019, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2019, the assumed discount rate to measure the pension obligation decreased to 3.0%. We used the latest mortality tables released by the SOA through October 2019 to measure our pension obligation as of October 31, 2019 and combined with the assumed discount rate and other demographic assumptions, our pension liability increased by approximately $0.6 million as of October 31, 2019. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in this Annual Report for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the Farm Credit West Credit Facility and Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2019, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $82.8 million and $18.5 million, respectively.

From time to time we enter into interest rate swap agreements to manage risks and costs associated with our financing activities.

Based on our level of borrowings at October 31, 2019 a 100 basis points increase in interest rates would increase our interest expense $0.4 million for fiscal year 2019 and an annual average of $0.3 million for the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would decrease our net income by $0.3 million for fiscal year 2019 and an annual average of $0.2 million for the three subsequent fiscal years. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2019. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

The Company’s management excluded Trapani Fresh which was acquired as a business combination on May 30, 2019, from its assessment and management’s report on internal control over financial reporting at October 31, 2019, as they continue to evaluate their respective internal controls. Trapani Fresh’s total assets and total revenues represent 9% and 9%, respectively, of its related consolidated financial statement amounts as of and for the year ended October 31, 2019. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Harold S. Edwards
President and Chief Executive Officer

Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Limoneira Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2019, of the Company and our report dated January 13, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, and the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Trapani Fresh, which was acquired on May 30, 2019, and whose financial statements constitute 9% of total assets and 9% of revenues, of the consolidated financial statement amounts as of and for the year ended October 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Trapani Fresh.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Los Angeles, California
January 13, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Limoneira Company and subsidiaries (the "Company") as of October 31, 2019, the related consolidated statement of operations, the consolidated statement of comprehensive (loss) income, the consolidated statement of stockholders’ equity and temporary equity, and the consolidated statement of cash flows, for the year ended October 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019, and the results of its operations and its cash flows for the year ended October 31, 2019, in conformity with  accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in LLCB of $42,722,000 as of October 31, 2019, and its equity earnings in LLCB of $4,368,000 for the year ended October 31, 2019. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LLCB, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for certain equity investments by recognizing the change in fair value in net income effective November 1, 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective November 1, 2018 due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

We have served as the Company’s auditor since 2019.
Los Angeles, California
January 13, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Limoneira Company (the Company) as of October 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and temporary equity, and cash flows for each of the two years in the period ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2006 to 2018.

Los Angeles, California
January 14, 2019

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	October 31,
	2019	2018
Assets
Current assets:
Cash	$616	$609
Accounts receivable, net	18,099	14,116
Cultural costs	7,223	5,413
Prepaid expenses and other current assets	8,153	10,528
Income taxes receivable	979	378
Total current assets	35,070	31,044

Property, plant and equipment, net	248,114	225,681
Real estate development	17,602	107,162
Equity in investments	58,223	18,698
Investment in Calavo Growers, Inc.	17,346	24,250
Goodwill	1,839	1,431
Other intangible assets, net	12,407	6,225
Other assets	9,266	6,848
Total assets	$399,867	$421,339

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,974	$6,134
Growers payable	14,500	10,089
Accrued liabilities	9,167	7,724
Current portion of long-term debt	3,023	3,127
Total current liabilities	31,664	27,074
Long-term liabilities:
Long-term debt, less current portion	105,892	76,966
Deferred income taxes	24,346	25,372
Other long-term liabilities	5,467	3,647
Sale-leaseback deferral	—	58,330
Total liabilities	167,369	191,389
Commitments and contingencies	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2019 and 2018) (8.75% coupon rate)	1,479	1,479

Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2019 and 2018) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2019 and 2018)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,756,180 and 17,647,135 shares issued and outstanding at October 31, 2019 and 2018, respectively)	178	176
Additional paid-in capital	160,254	159,071
Retained earnings	53,089	50,354
Accumulated other comprehensive (loss) income	(7,255)	8,965
Noncontrolling interest	15,422	574
Total stockholders' equity	221,688	219,140
Total Liabilities and Stockholders' Equity	$399,867	$421,339
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share amounts)

	Years Ended October 31,
	2019	2018	2017
Net revenues:
Agribusiness	$166,549	$124,344	$115,869
Rental operations	4,849	5,048	5,440
Total net revenues	171,398	129,392	121,309
Costs and expenses:
Agribusiness	152,372	98,083	91,162
Rental operations	4,311	4,085	3,932
Real estate development	128	127	285
Impairment of real estate development assets	—	1,558	120
Gain on sale of property assets	(1,069)	—	—
Selling, general and administrative	21,170	16,053	13,947
Total costs and expenses	176,912	119,906	109,446
Operating (loss) income	(5,514)	9,486	11,863
Other (expense) income:
Interest expense, net	(2,134)	(1,122)	(1,778)
Equity in earnings of investments	3,073	583	49
(Loss) gain on sale of stock in Calavo Growers, Inc.	(63)	4,223	—
Net unrealized loss on stock in Calavo Growers, Inc.	(2,054)	—	—
Other income, net	129	313	492
Total other (expense) income	(1,049)	3,997	(1,237)

(Loss) income before income tax benefit (provision)	(6,563)	13,483	10,626

Income tax benefit (provision)	1,097	6,729	(4,077)
Net (loss) income	(5,466)	20,212	6,549
(Income) loss attributable to noncontrolling interest	(477)	(24)	46
Net (loss) income attributable to Limoneira Company	(5,943)	20,188	6,595
Preferred dividends	(501)	(501)	(560)
Net (loss) income applicable to common stock	$(6,444)	$19,687	$6,035

Basic net (loss) income per common share	$(0.37)	$1.26	$0.42

Diluted net (loss) income per common share	$(0.37)	$1.25	$0.42

Weighted-average common shares outstanding-basic	17,580,000	15,581,000	14,315,000
Weighted-average common shares outstanding-diluted	17,580,000	16,209,000	14,315,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended October 31,
	2019	2018	2017
Net (loss) income	$(5,466)	$20,212	$6,549
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,103)	(1,255)	2
Minimum pension liability adjustments, net of tax of $(252), $415 and $767	(607)	1,137	1,175
Unrealized holding gains on security available for sale, net of tax of $0, $1,956 and $1,722	—	4,809	2,643
Reclassification of unrealized gain on security sold, net of tax of $0, $(1,160) and $0	—	(2,965)	—
Unrealized gains from derivative instruments, net of tax of $0, $79 and $330	—	163	553
Total other comprehensive (loss) income, net of tax	(1,710)	1,889	4,373
Comprehensive (loss) income	(7,176)	22,101	10,922
Comprehensive loss (income) attributable to noncontrolling interest	438	(13)	46
Comprehensive (loss) income attributable to Limoneira Company	$(6,738)	$22,088	$10,968

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2016	14,178,226	$142	$91,841	$31,812	$2,703	$—	$126,498	$2,900	$9,331
Dividends - common ($0.22 per share)	—	—	—	(3,155)	—	—	(3,155)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(188)	—	—	(188)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	(372)	—	—
Stock compensation	63,954	1	1,327	—	—	—	1,328	—	—
Exchange of common stock	(14,773)	—	(294)	—	—	—	(294)	—	—
Conversion of Series B preferred stock	177,624	1	1,420	—	—	—	1,421	(1,421)	—
Acquired noncontrolling interest	—	—	—	—	—	633	633	—	—
Net income	—	—	—	6,595	—	(46)	6,549	—	—
Other comprehensive income, net of tax	—	—	—	—	4,373	—	4,373	—	—
Balance at October 31, 2017	14,405,031	144	94,294	34,692	7,076	587	136,793	1,479	9,331
Dividends - common ($0.25 per share)	—	—	—	(4,025)	—	—	(4,025)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	(372)	—	—
Stock compensation	145,324	1	1,367	—	—	—	1,368	—	—
Exchange of common stock	(39,582)	—	(656)	—	—	—	(656)	—	—
Issuance of common stock	3,136,362	31	64,066	—	—	—	64,097	—	—
Noncontrolling interest	—	—	—	—	—	(37)	(37)	—	—
Net income	—	—	—	20,188	—	24	20,212	—	—
Other comprehensive income, net of tax	—	—	—	—	1,889	—	1,889	—	—
Balance at October 31, 2018	17,647,135	176	159,071	50,354	8,965	574	219,140	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,331)	—	—	(5,331)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	(372)	—	—
Stock compensation	145,737	2	1,789	—	—	—	1,791	—	—
Exchange of common stock	(36,692)	—	(606)	—	—	—	(606)	—	—
Acquired noncontrolling interest	—	—	—	—	—	14,410	14,410	—	—
Net income	—	—	—	(5,943)	—	477	(5,466)	—	—
Other comprehensive income, net of tax	—	—	—	—	(1,710)	(39)	(1,749)	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)		—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,411)	1,411		—	—	—
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$15,422	$221,688	$1,479	$9,331

See Notes to Consolidated Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(5,466)	$20,212	$6,549
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,633	7,275	6,467
Impairment of real estate development assets	—	1,558	120
(Gain) loss on disposals of assets	(664)	178	300
Gain on sales of real estate development assets	(405)	(25)	—
Stock compensation expense	1,791	1,368	1,328
Equity in earnings of investments	(3,073)	(583)	(49)
Cash distributions from equity investments	351	526	712
Deferred income taxes	(773)	(7,307)	2,292
Amortization of deferred financing costs	30	30	90
Accrued interest on note receivable	(198)	(192)	(23)
Loss (gain) on sale of stock in Calavo Growers, Inc.	63	(4,223)	—
Unrealized loss on stock in Calavo Growers, Inc.	2,054	—	—
Changes in operating assets and liabilities, net of business combinations:
Account receivable, net	(4,012)	(3,235)	(1,557)
Cultural costs	1,447	(746)	193
Prepaid expenses and other current assets	(2,548)	99	138
Income taxes receivable	(601)	192	2,240
Other assets	(7)	(134)	275
Accounts payable and growers payable	3,392	707	471
Accrued liabilities	1,542	2,601	(1,263)
Other long-term liabilities	(191)	96	199
Net cash provided by operating activities	1,365	18,397	18,482

Investing activities
Capital expenditures	(15,867)	(13,873)	(12,901)
Purchase of real estate development parcel	—	(1,444)	—
Net proceeds from sales of property assets	3,978	—	—
Net proceeds from sales of real estate development assets	2,886	1,543	—
Agriculture property acquisitions	(397)	(13,111)	—
Business combinations	(15,000)	(25,000)	(5,706)
Net proceeds from sale of stock in Calavo Growers, Inc.	4,785	4,721	—
Collections of installments on note receivable	150	200	—
Equity investment contributions	(4,000)	(3,500)	(7,450)
Cash distribution from equity investment	283	—	—
Investments in mutual water companies and water rights	(472)	(343)	(359)
Net cash used in investing activities	(23,654)	(50,807)	(26,416)

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended October 31,
	2019	2018	2017
Financing activities
Borrowings of long-term debt	$122,899	$167,356	$181,429
Repayments of long-term debt	(93,994)	(193,723)	(168,932)
Dividends paid - common	(5,331)	(4,025)	(3,155)
Dividends paid - preferred	(501)	(501)	(560)
Exchange of common stock	(605)	(656)	(294)
Issuance of common stock	—	64,097	—
Payments of deferred financing costs	(35)	—	(108)
Net cash provided by financing activities	22,433	32,548	8,380
Effect of exchange rate changes on cash	(137)	(21)	8
Net increase in cash	7	117	454
Cash at beginning of year	609	492	38
Cash at end of year	$616	$609	$492

Supplemental disclosures of cash flow information
Net cash paid during the year for interest (net of amounts capitalized)	$2,532	$1,585	$1,641
Cash paid during the year for income taxes, net of (refunds received)	$130	$210	$(540)
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$—	$(6,765)	$(4,365)
(Decrease) increase in real estate development and sale-leaseback deferral	$(58,330)	$27,934	$7,047
Increase in equity in investments and other long-term liabilities	$—	$1,080	$—
Non-cash receipt of note receivable	$—	$3,000	$—
Non-cash reduction of note receivable	$89	$79	$—
Capital expenditures accrued but not paid at year-end	$133	$399	$427
Accrued interest on note receivable	$198	$192	$23
Conversion of preferred stock to common stock	$—	$—	$1,421
Non-cash issuance of notes payable	$—	1,435	$—

In December 2018, the Company terminated its lease agreement with the Joint Venture (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the Joint Venture from real estate development to equity in investments as further described in Note 7 - Real Estate Development and Note 8 - Equity in Investments of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

On July 24, 2018, the Company entered into an agreement to acquire assets from Oxnard Lemon Associates, Ltd. for a purchase price of $25,000,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

On July 18, 2018, the Company acquired Agricola San Pablo S.A. (“San Pablo”) ranch for a total purchase price of $13,111,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

In February 2013, the Company entered into an option agreement for the purchase of a 7-acre parcel adjacent to its East Area II real estate development project. In February 2018, the Company exercised its option and purchased the property for $3,145,000, by making a cash payment of $1,444,000 and issuing a note payable for $1,435,000.

In 2019 and 2018, the holder of the note receivable from a 2004 sale of property completed the drilling of a water well at the Company’s La Campana Ranch. The fair value of the well drilling services were $89,000 and $79,000, respectively, and the Company recorded a non-cash reduction of the note receivable.

During 2017, certain shares of Series B convertible preferred stock were converted into common stock as described in Note 21 – Series B and Series B-2 Preferred Stock of the notes to consolidated financial statements included in this Annual Report.

In October 2017, the Company entered an agreement to sell its Centennial Square (“Centennial”) real estate development property for $3,250,000. This transaction closed in December 2017 with the Company receiving net proceeds of $179,000 and received a $3,000,000 promissory note secured by the property for the balance of the purchase price.

On June 20, 2017, the Company entered into a Master Loan Agreement with Farm Credit West, FLCA and repaid $68,572,000 of outstanding debt under the Rabobank revolving credit facility as further described in Note 12 – Long-Term Debt of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

On February 24, 2017, the Company acquired 90% of the outstanding stock of Fruticola Pan de Azucar S.A. ("PDA") for a purchase price of $5,706,000 in cash as further described in Note 3 – Acquisitions of the notes to consolidated financial statements included in this Annual Report on Form 10K.

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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which a controlling interest is held by the Company. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2019 and 2018 the allowances totaled $631,000 and $563,000, respectively. For fiscal years 2019, 2018 and 2017, credit losses were insignificant.
Concentrations and Geographic Information
The Company sells all of its avocado production to Calavo. Sales of avocados to Calavo were $3,080,000, $6,576,000 and $9,522,000 in fiscal years 2019, 2018 and 2017, respectively. The Company sells the majority of its oranges and specialty citrus to a third-party packinghouse.
Lemons procured from third-party growers were approximately 60%, 45% and 44% of the Company's lemon supply in fiscal years 2019, 2018 and 2017, respectively. One third-party grower was 40% and 50% of grower payable at October 31, 2019 and 2018, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Concentrations and Geographic Information (continued)

During fiscal year 2019, the Company had approximately $3.2 million of lemon and orange sales in Chile by PDA and San Pablo and $14.7 million of lemon sales in Argentina by Trapani Fresh. During fiscal year 2018, the Company had approximately $2.8 million of lemon and orange sales in Chile by PDA and San Pablo. During fiscal year 2017, the Company had approximately $1.1 million of lemon and orange sales in Chile by PDA. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of its long-lived assets are located within the United States. Long-lived assets, net of accumulated depreciation, located in Chile and Argentina were $15.6 million and $18.7 million, respectively, as of October 31, 2019 and $15.7 million in Chile as of October 31, 2018.
Cultural Costs
Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.
Certain of the Company's crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to eight months. During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.
Due to climate, growing conditions and the types of crops grown, certain of the Company's other crops may be harvested and sold on a year-round basis. Accordingly, the Company does not capitalize cultural costs associated with these crops and therefore such costs, as well as harvest costs associated with these crops, are expensed to operations when incurred as components of agribusiness costs and expenses.
Most cultural costs, including amortization of capitalized cultural costs, and harvest costs are associated with and charged to specific crops. Certain other costs, such as property taxes, indirect labor, including farm supervision and management, and irrigation that benefit multiple crops are allocated to crops on a per acre basis.
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
Property, Plant and Equipment
Property, plant and equipment is stated at original cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the related assets as follows (in years):

Land improvements	10 – 30
Buildings and building improvements	10 – 50
Equipment	5 – 20
Orchards and vineyards	20 – 40
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Capitalized Interest
Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $1,369,000 and $2,407,000 was capitalized during the years ended October 31, 2019 and 2018, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $1,797,000 and $32,662,000 in fiscal years 2019 and 2018, respectively.
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
Equity Securities
Effective November 1, 2019 upon the adoption of ASU 2016-01, the Company’s equity securities, previously referred to as available-for-sale marketable securities, are stated at fair value with unrealized gains (losses) reported in net income. Previously the Company’s investments in marketable securities were stated at fair value with unrealized gains (losses), net of tax, reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statement of comprehensive income. At October 31, 2019 and 2018, equity securities are comprised of the Company’s investment in Calavo.
Long-Lived and Intangible Assets
Intangible assets consist primarily of customer relationships, trade names and trademarks and a non-competition agreement. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from eight to ten years. Acquired water and mineral rights are indefinite-life assets not subject to amortization and are included in Other Assets in the Consolidated Balance Sheets. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

The Company evaluates long-lived assets, including its definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated fair value or undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its fair value. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.
Goodwill
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2019 with no impairment noted.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Fair Values of Financial Instruments (continued)
Accounts receivable, note receivable, accounts payable, growers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2019 and 2018.
Business Combinations and Asset Acquisitions
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
Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity. As of October 31, 2019, accumulated other comprehensive loss consists of foreign currency translation items of $2,362,000, pension liability items of $4,753,000 and security available for sale items of $140,000.
Foreign Currency Translation
San Pablo and PDA’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income. Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh") functional currency is the U.S. Dollar.
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

Upon adoption, the Company changed the accounting of certain brokered fruit sales. Under previous guidance, the Company was considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, the Company is considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses within the fresh lemons segment of $8,827,000 for the year ended October 31, 2019. Had it used the previous revenue recognition guidance, the Company would have recorded insignificant net agribusiness revenue for these transactions for the year ended October 31, 2019. No cumulative adjustment to retained earnings was necessary as there is no net effect to the consolidated statement of operations.
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

Revenue from the sales of certain of the Company’s agricultural products is recorded based on estimated proceeds provided by certain of the Company’s sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by the Company and the closing of the pools for such fruits at the end of each month or harvest period. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. The Company estimates the variable consideration using the most likely amount method, with the most likely amount being the quantities actually shipped extended by the prices reported by Calavo and other third-party packinghouses. Revenue is recognized at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., Calavo and other third-

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Revenue Recognition (continued)

party packinghouses obtain control) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. In such instances the Company has the present right to payment and Calavo and other third-party packinghouses have the present right to direct the use of, and obtain substantially all of the remaining benefits from, the delivered fruit. The Company does not expect that there is a high likelihood that a significant reversal in the amount of cumulative revenue recognized in the early periods of the pool will occur once the final pool prices have been reported by the packinghouses. Historically, the revenue that is recorded based on the sales price information provided to the Company by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly or harvest period pools are closed.

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
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. The Company recorded agribusiness revenues from crop insurance proceeds of $2,311,000, $54,000 and $74,000 in fiscal years 2019, 2018 and 2017, respectively.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were not material in all years presented.
Leases
The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date as defined in the lease agreement until the end of the base lease term.
Basic and Diluted Net (Loss) Income per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2019 and 2017 and dilutive for fiscal year ended October 31, 2018.
Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the treasury stock method. The Company’s unvested, restricted stock awards qualify as participating shares.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2019 presentation. The Company reclassified goodwill and other intangible assets of $1,431,000 and $6,225,000, respectively, as of October 31, 2018, from other assets to goodwill and other intangible assets.
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
During 2019, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2019, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2019, the assumed discount rate to measure the pension obligation decreased to 3.0%. The Company used the latest mortality tables released by the SOA through October 2019 to measure its pension obligation as of October 31, 2019 and combined with the assumed discount rate and other demographic assumptions, its pension liability increased by approximately $634,000 as of October 31, 2019. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.
Recent Accounting Pronouncements
FASB ASU 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The amendments in ASU 2016-01, among other things, require equity securities (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e., securities or loans and receivables). Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost.
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
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The ASU will be effective for the Company beginning in the first quarter of its fiscal year ending October 31, 2020. The Company is evaluating the effect these ASU's may have on its consolidated financial statements, however it expects to apply the practical expedients provided in the ASUs.
The Company expects that most of its operating lease commitments will be recognized as lease liabilities and right-of-use assets upon adoption of this guidance. The Company’s leases primarily include agricultural land leases and equipment leases. The Company will adopt the guidance as of November 1, 2019, and prior periods will not be adjusted. The Company continues to implement changes to its systems, processes and controls in conjunction with its review of existing lease agreements. The Company expects the adoption of this guidance will result in an increase in assets and liabilities in the range of $2.0 million to $3.0 million on its opening balance sheet as a result of recognizing new right-of-use assets and lease liabilities. The Company does not expect the adoption of this guidance to have a material impact to its consolidated statements of operations or on its total cash flows from operating, investing or financing activities. The ultimate impact of adopting this guidance will depend on the Company's lease portfolio and other factors as of the transition date.

FASB ASU 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.

ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

FASB ASU No. 2017-04 -Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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
FASB ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the "2017 Act") (or portion thereof) is recorded.
The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company early adopted this ASU on November 1, 2018, and as a result recorded a cumulative-effect reclassification in the statement of financial position to retained earnings from AOCI at the date of adoption of $1,411,000 related to the investment in Calavo and pension liability.
FASB ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
This amendment adds, removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

SEC Amendments to Certain Disclosure Requirements

In August 2018, the SEC adopted amendments to certain disclosure requirements for a number of SEC rules, including Rule 3-04 of Regulation S-X. Rule 3-04 requires that a public registrant’s Form 10-Q include a reconciliation of changes in stockholders’ equity for each period for which a statement of comprehensive income is required to be filed. These amendments are effective for interim periods beginning after November 5, 2018. The Company adopted these amendments beginning in the first quarter of fiscal year 2019 and included a separate statement of stockholders’ equity and temporary equity in its Quarterly Reports on Form 10-Q.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Total consideration paid for the Company’s interest in Trapani Fresh was $15,000,000 of which $7,500,000 was paid to FGF on May 30, 2019. The remaining $7,500,000 was advanced to FGF, $4,000,000 in February 2019 and $3,500,000 in May 2019, as prepayments for the 25% interest in Santa Clara retained by FGF. Transaction costs of approximately $654,000 were included in selling, general and administrative expense. The Company has consolidated Trapani Fresh and has accounted for the acquisition of Trapani Fresh as a business combination, resulting in FGF’s 49% interest in Trapani Fresh being accounted for as a noncontrolling interest.

Below is a summary of the preliminary fair value of the net assets acquired on the acquisition date based on a third-party valuation which was updated during the fourth quarter of fiscal year 2019 due to changes in the enacted tax rates in Argentina which increased the customer relationships, trademarks and non-competition agreement and decreased goodwill (in thousands):

Cultural costs	$3,270
Land and land improvements	9,520
Buildings and building improvements	870
Orchards	8,410
Customer relationships, trademarks and non-competition agreement (10 year useful life)	6,920
Goodwill	420
Total assets acquired	29,410
Noncontrolling interest	(14,410)
Net cash paid	$15,000

Preliminary goodwill of $420,000 relates to synergies of the operations, has been allocated to the fresh lemons segment and is currently not expected to be deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh are included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the years ended October 31, 2019 and 2018 would have resulted in revenues of $177,625,000 and $153,033,000, respectively, and net (loss) income of $(6,092,000) and $21,942,055, respectively.

Oxnard Lemon

On July 24, 2018, the Company and Oxnard Lemon Associates, Ltd., a California limited partnership (“Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on July 26, 2018 (the “Initial Closing Date”), the Company acquired certain tangible assets of Seller, including a packinghouse and related land (“Oxnard Lemon”), for a purchase price of $24,750,000 (the “Initial Acquisition”). Pursuant to the Purchase Agreement, the closing on the purchase of the intangible assets of Seller, including Seller’s trade names, trademarks and copyrights, took place on October 31, 2018 (the “Final Closing Date”), at which point an additional $250,000 in purchase price was paid to Seller by the Company. The aggregate purchase price for the tangible assets and the intangible assets provided in the Purchase Agreement was $25,000,000. Additionally, the Purchase Agreement provided that Seller lease back the tangible assets from the Company until the Final Closing Date, pursuant to a lease executed on the Initial Closing Date. Transaction costs of $142,000 were included in selling, general and administrative expense.

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
The following table sets forth the Company’s financial assets and liabilities as of October 31, 2019 and 2018, which are measured on a reoccurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$17,346	$—	$—	$17,346

2018	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$24,250	$—	$—	$24,250
Equity securities consist of marketable securities in Calavo common stock. At October 31, 2019 and 2018, the Company owned 200,000 and 250,000 shares, respectively, representing approximately 1.1% and 1.4% of Calavo’s outstanding common stock, respectively. These securities are measured at fair value by quoted market prices and changes in fair value are included in the statement of operations subsequent to the adoption of ASU 2016-01. Calavo’s stock price at October 31, 2019 and 2018 was $86.73 and $97.00 per share, respectively. Prior to the adoption of ASU 2016-01, these equity securities were classified as available-for-sale securities and changes in fair value were recorded in AOCI net of tax.
In fiscal year 2019, the Company sold 50,000 shares of Calavo common stock for a total of $4,786,000 recognizing a loss of $(63,000). In fiscal year 2018, the Company sold 50,000 shares for a total of $4,721,000, recognizing a gain of $4,223,000. These (losses) gains are included in other (expense) income in the consolidated statement of operations. With the adoption of ASU 2016-01 on November 1, 2018, changes in the fair value of the equity securities result in gains or losses recognized in net income. In fiscal year 2019 the Company recorded an unrealized loss of $2,054,000 which is included in other (expense) income in the consolidated statements of operations. In fiscal year 2018, the Company recorded unrealized holding gains of $6,765,000 ($4,809,000 net of tax) and reclassification of unrealized gain on securities sold of $4,125,000 ($2,965,000 net of tax). In fiscal year 2017, the Company recorded unrealized holding gains of $4,365,000 ($2,643,000 net of tax), which were included in AOCI in the consolidated balance sheet.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2019	2018
Prepaid supplies and insurance	$3,199	$1,843
Note receivable and related interest	181	2,797
Real estate development held-for-sale	2,543	5,024
Lemon supplier advances, deferred lease expense and other	2,230	864
	$8,153	$10,528

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Property, Plant and Equipment
Property, plant and equipment consists of the following at October 31 (in thousands):

	2019	2018
Land	$100,503	$93,245
Land improvements	31,897	30,134
Buildings and building improvements	48,348	49,814
Equipment	56,709	54,854
Orchards	54,251	44,337
Construction in progress	26,934	20,709
	318,642	293,093
Less accumulated depreciation	(70,528)	(67,412)
	$248,114	$225,681
Depreciation expense was $7,944,000, $7,178,000 and $6,370,000 for fiscal years 2019, 2018 and 2017, respectively.
In September 2019, the Company sold its multi-use Mercantile property consisting of a retail convenience store, gas station, car wash and quick serve restaurant located in Santa Paula, California. The Company received net proceeds of $4,000,000 and recognized a gain of approximately $586,000, which is included in gain on sale of property assets in the consolidated statement of operations.
7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2019	2018
East Area I	$—	$91,357
Retained property - East Area I	11,943	10,408
East Area II	5,659	5,397
	$17,602	$107,162
East Areas I and II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLCB” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLCB and sold a 50% interest in the LLCB to Lewis for $20,000,000.
The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. In August 2018, the Retained Property was transferred back to the Company. The net carrying value of the retained property as of October 31, 2019 and 2018 was $11,943,000 and $10,408,000, respectively and classified as real estate development. Such value as of October 31, 2019 includes $1,200,000 for estimated costs incurred by and reimbursable to LLCB, which is accrued in other long-term liabilities. Further, on the Transaction Date, the Joint Venture and the Company entered into a Lease Agreement (the "Lease Agreement"), pursuant to which the Joint Venture would lease certain of the contributed East Area I property back to the Company for continuation of agricultural operations, and certain other permitted uses on the property until the Joint Venture required the property for development. In December 2018, the Company terminated the Lease Agreement pursuant to the terms therein.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Real Estate Development (continued)
East Areas I and II (continued)
The Company’s sale of an interest in the LLCB in which the Company’s contributed property comprises the LLCB’s primary asset, combined with the Lease Agreement was considered a sale-leaseback transaction under FASB ASC 840, Leases, because of the Company’s continuing involvement in the property in the form of its agricultural operations. Accordingly, the property was carried on the consolidated balance sheet as real estate development, rather than being classified as an equity investment and a sale-leaseback deferral was recorded for the $20,000,000 payment made by Lewis for the purchase of the LLCB interest. Lease expense associated with the Lease Agreement was not required under sale-leaseback accounting since the Company was treated as though it continued to own the property. During the year ended October 31, 2018, the Company recorded $27,934,000 of real estate development costs and corresponding increases in the sale-leaseback deferral to recognize real estate development costs capitalized by the LLCB. When the Lease Agreement was terminated in December 2018, control of the property transferred to the Joint Venture and therefore, the Company reduced the sale and leaseback deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 to equity in investments upon derecognition of the real estate development. As the fair value of the Company's ownership interest in the Joint Venture approximated the Company's historical basis in the real estate development at the inception of the Joint Venture, no gain or loss was recorded.
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
In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by the Company. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $43,158,000 as of October 31, 2019. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding increase in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.
In fiscal year 2019, the Company announced that its Joint Venture closed the sales of the initial residential lots representing 210 residential units.
Other Real Estate Development Projects
The real estate development parcels within the Templeton Santa Barbara, LLCB project are described as Centennial Square (“Centennial”), The Terraces at Pacific Crest (“Pacific Crest”), and Sevilla. The Company's net carrying value of Sevilla was $2,543,000 and the net carrying values of Pacific Crest and Sevilla were $5,024,000 as of October 31, 2019 and 2018, respectively, which have been included in prepaid expenses and other current assets. The expenses associated with these properties were immaterial. The Company recognized impairment charges of $1,558,000 during fiscal year 2018 and an immaterial impairment charge related to the properties in fiscal year 2017.
In October 2019, the Company sold the Pacific Crest property with a net book value of $2,481,000 for approximately $3,000,000. The Company received net proceeds of $2,886,000 and recognized a gain of $405,000, which has been included in gain on sale of property assets in the consolidated statements of operations.
During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase price. After transaction costs, the sale resulted in a gain of $194,000, that is being recognized under the installment method. The promissory note was originally scheduled to mature in June 2018 but provided for three potential extensions to December 2019 which were exercised. The holder of the promissory note made $200,000 and $150,000 of non-refundable principal payments during fiscal 2018 and 2019, respectively. In August 2019, the holder of the note requested an extension of the maturity date of the promissory

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Real Estate Development (continued)
Other Real Estate Development Projects (continued)
note to December 15, 2020. The Company extended the maturity date concurrently with resetting the interest rate to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. At October 31, 2019 the carrying value of the note was $2,650,000 and classified in other assets.
During November 2017, the Company sold the commercial portion of its Sevilla property with a net book value of $1,354,000 for $1,452,000. Net proceeds received, after transaction costs were $1,364,000, and the resulting gain was immaterial.
8. Equity in Investments
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
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $159,000, $163,000 and $146,000 in fiscal years 2019, 2018 and 2017, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,674,000, $2,361,000 and $2,271,000 in fiscal years 2019, 2018 and 2017, respectively. Fruit proceeds due to Del Mar were $554,000 and $709,000 at October 31, 2019 and 2018, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.
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
Rosales S.A.
The Company currently has a 47% equity interest in Rosales S.A, (“Rosales”) of which 35% was acquired in fiscal 2014 and an additional 12% interest was acquired with the purchase of PDA in fiscal 2017. Rosales is a citrus packing, marketing and sales business located in La Serena, Chile. In addition, the Company has the right to acquire the interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $298,000, $337,000 and $290,000 for fiscal years 2019, 2018 and 2017, respectively, and is estimated to be approximately $179,000 per year for years ending October 31, 2020 and 2021 and $118,000, $87,000 and $76,000 per year for years ending October 31, 2022 through October 31, 2024, respectively.
The Company recognized $3,741,000, $3,849,000 and $2,097,000 of lemon sales to Rosales in fiscal years 2019, 2018 and 2017, respectively. In fiscal years 2019, 2018 and 2017, the aggregate amount of lemons and oranges procured from Rosales was $4,315,000, $7,658,000 and $4,283,000, respectively. Amounts due from (to) Rosales were $156,000 and $(65,000) at October 31, 2019 and 2018, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
Limoneira Lewis Community Builders, LLC (the “LLCB” or "Joint Venture")
As described in Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Annual Report, on November 10, 2015, the Company entered into a Joint Venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b) for the year ended October 31, 2019 and determined it was required to provide audited financial statements of LLCB. The audited financial statements of LLCB for the year ended October 31, 2019 and also the audited financial statements of LLCB for the years ended October 31, 2018 and 2017 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $42,722,000. The basis difference of $11,294,000 at October 31, 2019 is primarily comprised of capitalized interest, amounts related to the loan guarantee and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized in fiscal year 2019 totaled $1,498,000. The Company's share of LLCB's net income for the fiscal year 2019 prior to basis amortization was $4,368,000.
The following is financial information of the equity method investees for fiscal years 2019, 2018 and 2017 (in thousands):

2019	Del Mar	Romney	Rosales	LLCB
Current assets	$454	$—	$3,016	$137,977
Non-current assets	$742	$671	$1,497	$—
Current liabilities	$—	$—	$2,803	$51,023
Non-current liabilities	$—	$—	$161	$—
Revenues	$2,290	$15	$8,898	$37,788
Operating income (loss)	$1,299	$(5)	$403	$10,001
Net income (loss)	$1,299	$(5)	$288	$10,001
2018
Current assets	$438	$—	$5,823	$125,886
Non-current assets	$710	$676	$1,144	$—
Current liabilities	$—	$—	$4,860	$56,932
Non-current liabilities	$—	$—	$169	$—
Revenues	$2,893	$21	$13,630	$40
Operating income (loss)	$1,755	$(4)	$1,745	$(154)
Net income (loss)	$1,755	$(4)	$1,243	$(154)
2017
Revenues	$2,553	$20	$10,171	$—
Operating income (loss)	$1,587	$(9)	$(43)	$(89)
Net income (loss)	$1,587	$(9)	$(21)	$(89)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
Limoneira Lewis Community Builders, LLC (the “LLCB” or "Joint Venture") (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	Total
Investment balance October 31, 2016	$1,961	$522	$1,496	$2,275	$6,254
Equity earnings (losses)	446	(7)	(299)	(91)	49
Cash distributions	(439)	—	(273)	—	(712)
Investment contributions	—	—	1,020	7,450	8,470
Investment balance October 31, 2017	1,968	515	1,944	9,634	14,061
Equity earnings (losses)	493	(3)	247	(154)	583
Cash distributions	(526)	—	—	—	(526)
Investment contributions	—	—	—	3,500	3,500
Loan guarantee	—	—	—	1,080	1,080
Investment balance October 31, 2018	1,935	512	2,191	14,060	18,698
Equity earnings (losses)	366	—	(163)	2,870	3,073
Cash distributions	(351)	—	(283)	—	(634)
Investment contributions	—	—	—	4,000	4,000
Capitalized interest adjustment	—	—	—	(267)	(267)
Reclassification of sale and leaseback deferral	—	—	—	33,353	33,353
Investment balance October 31, 2019	$1,950	$512	$1,745	$54,016	$58,223
9. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Net Carrying Amount
October 31, 2017	$876
Acquisition of Oxnard Lemon	570
Foreign currency translation adjustment	(15)
October 31, 2018	1,431
Acquisition of Trapani Fresh	420
Foreign currency translation adjustment	(12)
October 31, 2019	$1,839
See Note 3 - Acquisitions - of the notes to consolidated financial statements included in this Annual Report for additional information regarding the acquisitions of Oxnard Lemon and Trapani Fresh.
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2019 with no impairment noted. The Company did not incur any goodwill impairment losses in fiscal years 2019, 2018 or 2017, as the estimated fair values of its reporting units were in excess of their carrying values.

As of October 31, 2019, the Company has allocated goodwill to its reportable segments as follows: Fresh Lemons $1,269,000 and Lemon Packing $570,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Goodwill and Other Intangible Assets (continued)
Other intangible assets which continue to be amortized as of October 31, 2019 and 2018 are as follows (in thousands):

	October 31, 2019				October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Amortizable other intangible assets:
Trade names and trademarks	$3,786	$(542)	$3,244	10	$916	$(315)	$601	8
Customer relationships	5,010	(500)	4,510	9	2,000	(160)	1,840	8
Non-competition agreement	1,040	(42)	998	10	—	—	—	0
Acquired water and mineral rights	3,655	—	3,655	Indefinite	$3,784	$—	$3,784	Indefinite
Other intangible assets	$13,491	$(1,084)	$12,407		$6,700	$(475)	$6,225
Amortization expense totaled $689,000, $84,000, and $85,000 for the years ended October 31, 2019, 2018 and 2017, respectively.
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2020	$1,037
2021	1,027
2022	976
2023	976
2024	976
Thereafter	3,760
$8,752
10. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of October 31, 2019 and 2018 were $5,499,000 and $5,026,000, respectively.
11. Accrued Liabilities
Accrued liabilities consist of the following at October 31 (in thousands):

	2019	2018
Compensation	$1,973	$2,784
Property taxes	652	785
Lemon supplier payables	899	1,214
Capital expenditures, allowance and packing and harvest expenses	3,191	1,769
Payable to FGF	906	—
Other	1,546	1,172
	$9,167	$7,724

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following at October 31 (in thousands):

	2019	2018
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 2.30% at October 31, 2019, plus 1.60%. Effective July 1, 2018, the interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$82,843	$50,888

Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 3.76%. The loan is payable in quarterly installments through November 2022.	2,035	2,602

Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.14%. The loan is payable in monthly installments through October 2035.	1,078	1,122

Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.17%. The loan is payable in monthly installments through March 2036.	8,823	9,172

Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,522	6,808

Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	4,955	6,367

Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,386	1,857

Note Payable: the interest rate ranges from 5.00% to 7.00% and was 5.50% at October 31, 2019. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	109,077	80,251
Less deferred financing costs, net of accumulated amortization	162	158
Total long-term debt, net	108,915	80,093
Less current portion	3,023	3,127
Long-term debt, less current portion	$105,892	$76,966
On September 26, 2019, the Company and Farm Credit West, FLCA ("Farm Credit West") entered into Rate Lock Agreements ("Rate Lock Agreements") which fixed the interest rates effective October 1, 2019 for the term loans noted above. Conversion Agreements were also signed as of October 1, 2019 documenting the key terms of the modified lending arrangements. No changes were made to the outstanding principal balances on the loans and no cash repayments of principal were made by the Company. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on March 1, 2020, after which the Company may prepay any amounts without penalty.
On June 20, 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West that includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). Proceeds from the Supplements were used to pay down all the remaining outstanding indebtedness under the revolving credit facility the Company had with Rabobank, N.A. On January 29, 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115,000,000 at October 31, 2019.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt (continued)
All indebtedness under the Loan Agreement, including any indebtedness under the Supplements, is secured by a first lien on certain of our agricultural properties in Tulare and Ventura counties in California and certain of the Company's building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide should an event of default occur. Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company's right to draw or request funds on any loan or line of credit.
The Loan Agreement subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company's business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31. The Company was not in compliance with covenants at October 31, 2019, but the non-compliance was waived by Farm Credit West and Wells Fargo.
In fiscal year 2019 the Company paid and capitalized debt financing costs of $35,000 related to the Rate Lock Agreements. In fiscal year 2017 the Company paid and capitalized debt financing costs of $108,000 related to the Loan Agreement and expensed $45,000 of capitalized debt financing costs related to the Rabobank revolving credit facility.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $1,369,000 and $2,407,000 during the years ended October 31, 2019 and 2018, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs was $162,000 and $158,000, net of amortization at October 31, 2019 and 2018, respectively and was included in long-term debt on the Company’s consolidated balance sheet.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2020	$3,023
2021	3,045
2022	85,998
2023	2,969
2024	999
Thereafter	13,043
$109,077
13. Earnings Per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2019 and 2017 and dilutive for fiscal years ended October 31, 2018. The computations for basic and diluted net (loss) income per common share are as follows (in thousands, except per share amounts):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Earnings Per Share (continued)

	Year ended October 31,
	2019	2018	2017
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(6,444)	$19,687	$6,035
Effect of unvested, restricted stock	(51)	(34)	—
Numerator: Net (loss) income for basic EPS	(6,495)	19,653	6,035
Denominator: Weighted average common shares-basic	17,580	15,581	14,315
Basic net (loss) income per common share	$(0.37)	$1.26	$0.42

Diluted net (loss) income per common share:
Numerator: Net (loss) income for diluted EPS	$(6,495)	$20,188	$6,595
Weighted average common shares-basic	17,580	15,581	14,315
Effect of dilutive unvested, restricted stock and preferred stock	—	628	—
Denominator: Weighted average common shares-diluted	17,580	16,209	14,315
Diluted net (loss) income per common share	$(0.37)	$1.25	$0.42
Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 119,000 and 70,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the fiscal years ended October 31, 2019 and 2018, respectively.
14. Related-Party Transactions
The Company has transactions with various related-parties as summarized in the tables below (in thousands):

As of and for the year ending October 31, 2019:
		Balance Sheet					Consolidated Statement of Operations
Ref	Related Party	Accounts Receivable	Other Assets	Accounts Payable	Growers Payable	Dividends Paid	Net Revenue - Agribusiness	Net Revenue - Rental Operations	Agribusiness Expense and Other	Other Income, Net
1	Employees	$—	$—	$—	$—	$—	$—	$744	$—	$—
2	Mutual water companies	—	473	11	—	—	—	—	838	—
3	Cooperative association	—	—	35	—	—	—	—	1,687	—
4	Calavo	—	—	—	—	506	3,080	400	1,096	250
5	Third party growers	—	—	—	2	—	—	—	10	—
6	Cadiz / Fenner / WAM	—	—	—	—	—	—	—	186	—
7	Colorado River Growers	376	—	—	—	—	306	—	5,476	—
8	YMIDD	—	—	—	—	—	—	—	150	—
9	FGF	2,609	—	906	—	—	867	—	10,300	—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related-Party Transactions (continued)

As of and for the year ending October 31, 2018:
		Balance Sheet					Consolidated Statement of Operations
Ref	Related Party	Accounts Receivable	Other Assets	Accounts Payable	Growers Payable	Dividends Paid	Net Revenue - Agribusiness	Net Revenue - Rental Operations	Agribusiness Expense and Other	Other Income, Net
1	Employees	$—	$—	$—	$—	$—	$—	$706	$—	$—
2	Mutual water companies	—	343	142	—	—	—	—	1,102	—
3	Cooperative association	—	—	142	—	—	—	—	1,869	—
4	Calavo	—	—	3	—	432	6,576	293	367	285
5	Third party growers	—	—	—	487	—	—	—	2,279	—
6	Cadiz / Fenner / WAM	—	—	100	—	—	—	—	178	—
7	Colorado River Growers	232	—	—	—	—	374	—	3,707	—
8	YMIDD	—	—	—	—	—	—	—	213	—

For the year ending October 31, 2017:
		Consolidated Statement of Operations
Ref	Related Party	Net Revenue - Agribusiness	Net Revenue - Rental Operations	Agribusiness Expense and Other	Other Income, Net
1	Employees	$—	$724	$—	$—
2	Mutual water companies	—	—	871	—
3	Cooperative association	—	—	1,843	—
4	Calavo	9,522	287	276	270
5	Third party growers	—	—	2,441	—
6	Cadiz / Fenner / WAM	—	—	144	—
7	Colorado River Growers	476	—	3,959	—
8	YMIDD	—	—	76	34
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at October 31, 2019 and 2018.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies.
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had payments due to the cooperative association.
(4) Calavo - The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in and had representation on the board of directors of the Company through December 2018. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo, purchases storage services from Calavo and had amounts due to Calavo for those services.
(5) Third party growers - Certain members of the Company’s board of directors, or entities owned or controlled by members of the board of directors, market lemons through the Company and the Company had payments due to them for such lemon procurement.
(6) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms,

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related-Party Transactions (continued)
LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock.
(7) Colorado River Growers, Inc. (“CRG”) - The Company has representation on the board of directors of CRG, a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest expense to CRG, provided harvest management and administrative services to CRG and had a receivable due from CRG for such services.
(8) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had amounts payable to them for such purchases.
(9) FGF - The Company advances funds to FGF for fruit purchases which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing and administrative services to Trapani Fresh from acquisition to October 31, 2019. The Company had a payable due to FGF for such fruit purchases and services.
15. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the years ended October 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
United States	$(6,285)	$13,099	$11,386
Foreign	(278)	384	(760)
Income before income taxes	$(6,563)	$13,483	$10,626
The components of the provisions for income taxes for fiscal years 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Current:
Federal	$(7)	$35	$(1,217)
State	563	(444)	(527)
Foreign	(232)	(169)	(41)
Total current benefit (provision)	324	(578)	(1,785)

Deferred:
Federal	998	7,393	(2,282)
State	(302)	(212)	(238)
Foreign	77	126	228
Total deferred benefit (provision)	773	7,307	(2,292)
Total benefit (provision)	$1,097	$6,729	$(4,077)
The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of remeasuring deferred tax assets and liabilities, the dividend exclusion and state income taxes.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Income Taxes (continued)
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets (liabilities) at October 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred income tax assets:
Labor accruals	$236	$194
State income taxes	—	97
Net operating losses	1,112	706
Prepaid insurance and other	422	457
Impairments of real estate development assets	719	1,557
Minimum pension liability adjustment	820	644
Amortization	295	203
Total deferred income tax assets	3,604	3,858
Valuation allowance	(362)	—
Total net deferred income tax assets	3,242	3,858

Deferred income tax liabilities:
Property taxes	(150)	(165)
Depreciation	(13,630)	(13,230)
Book and tax basis difference of acquired assets	(9,661)	(9,886)
Unrealized net gain on Calavo investment	(4,142)	(5,830)
Other	(5)	(119)
Total deferred income tax liabilities	(27,588)	(29,230)
Net deferred income tax liabilities	$(24,346)	$(25,372)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has recorded a valuation allowance of $362,000 on two Chilean subsidiaries deferred tax assets as of October 31, 2019 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future source of taxable income.
At October 31, 2019, the Company had federal net operating loss carry-forwards of approximately $4,352,000, state net operating loss of $350,000 and Chile net operating loss of $815,000.
The federal net operating loss of $2,720,000 will be carried forward indefinitely without 80% taxable income limitation and $1,630,000 will be carried forward indefinitely with 80% limitation. State net operating loss begins to expire in 2039. Chilean net operating loss also can be carried forward indefinitely.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Income Taxes (continued)

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$1,351	(21.0)%	$(3,125)	(23.3)%	$(3,613)	(34.0)%
State income tax, net of federal benefit	316	(4.9)%	(768)	(5.7)%	(580)	(5.5)%
Dividend exclusion	28	(0.4)%	49	0.4%	67	0.6%
Meals and entertainment	(90)	1.4%	—	—	—	—
Transaction costs	(137)	2.1%	—	—	—	—
Production deduction	—	—	—	—	148	1.4%
Tax law change	—	—	10,295	76.4%	$—	—
State rate adjustment	(109)	1.7%	—	—	—	—
Valuation allowance	(393)	6.1%	—	—	—	—
Minority interest	116	(1.8)%	—	—	—	—
Other permanent items	15	(0.3)%	278	2.1%	(99)	(0.9)%
Total income tax benefit (provision)	$1,097	(17.1)%	$6,729	49.9%	$(4,077)	(38.4)%
At October 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files income tax returns in the U.S., California, Arizona, Chile and Argentina. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2019.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to a flat 21%, effective January 1, 2018, (b) including two new U.S. tax base erosion provisions and the global intangible low-taxed income ("GILTI") provisions and (c) expanding the number of individuals whose compensation is subject to a $1.0 million cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation. As a result of the rate reduction, the Company recorded a provisional amount related to the remeasurement of the Company's deferred tax balance as of October 31, 2018 of $10,295,000.

The Company applied the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment-date effects of the 2017 Act throughout fiscal year 2018. Upon further analysis of certain aspects of the 2017 Act and refinement of the calculations during the 12 months ended January 31, 2019, the Company completed its evaluation for all of the enactment-date income tax effects of the 2017 Act and no material adjustments were made on the provisional amounts recorded at January 31, 2018.
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
The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of $600,000 and $600,000 for fiscal years 2019 and 2018, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.
The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The long-term target asset allocations are Domestic Equity 30%, International Equity 10% and Fixed Income 60%.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (continued)
The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.
The components of net periodic benefit cost for the Plan for fiscal years 2019 and 2018 were as follows (in thousands):

	2019	2018
Administrative expenses	$188	$254
Interest cost	828	770
Expected return on plan assets	(1,088)	(1,071)
Prior service cost	45	45
Amortization of net loss	402	700
Net periodic benefit cost	$375	$698
Following is a summary of the Plan’s funded status as of October 31 (in thousands):

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$19,641	$22,268
Administrative expenses	188	254
Interest cost	828	770
Benefits paid	(1,453)	(1,555)
Actuarial loss (gain)	3,063	(2,096)
Benefit obligation at end of year	$22,267	$19,641

Change in plan assets:
Fair value of plan assets at beginning of year	$17,237	$18,410
Actual return on plan assets	2,845	(218)
Employer contributions	600	600
Benefits paid	(1,453)	(1,555)
Fair value of plan assets at end of year	$19,229	$17,237

Reconciliation of funded status:
Fair value of plan assets	$19,229	$17,237
Benefit obligations	22,267	19,641
Net plan obligations	$(3,038)	$(2,404)

Amounts recognized in statements of financial position:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(3,038)	(2,404)
Net obligation recognized in statements of financial position	$(3,038)	$(2,404)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(189)	$(233)
Net loss	(6,322)	(5,418)
Accumulated other comprehensive loss	(6,511)	(5,651)
Accumulated contributions in excess of net periodic benefit cost	3,473	3,247
Net deficit recognized in statements of financial position	$(3,038)	$(2,404)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (continued)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31, (in thousands):

	2019	2018
Changes recognized in other comprehensive income:
Net loss (gain) arising during the year	$1,306	$(807)
Amortization of prior service cost	(45)	(45)
Amortization of net loss	(402)	(700)
Total recognized in other comprehensive income	$859	$(1,552)

Total recognized in net periodic benefit and other comprehensive income	$1,234	$(854)
Presented below is the October 31, year-ended estimated amount that will be amortized from accumulated other comprehensive income over the next fiscal year (in thousands):

2019
Initial net asset (obligation)	$—
Prior service cost	(45)
Net loss	(739)
Total	$(784)
The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2019	2018
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.00%	4.40%

Assumptions used to determine net periodic benefit cost:
Discount rate	4.40%	3.60%
Expected return on plan assets	6.31%	6.21%

Additional year-end information:
Projected benefit obligation	$22,267	$19,641
Accumulated benefit obligation	$22,267	$19,641
Fair value of plan assets	$19,229	$17,237
Benefit payments are expected to be paid over the next 10 fiscal years as follows (in thousands):

2020	$1,251
2021	1,249
2022	1,268
2023	1,313
2024	1,332
Next five years	6,566
$12,979

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (continued)
The following table sets forth the Plan’s assets as of October 31, 2019, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$134	$—	$—	$134
Mutual funds	1,189	—	—	1,189
Pooled funds	—	17,906	—	17,906
	$1,323	$17,906	$—	$19,229
The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2019, 2018 and 2017, the Company contributed to the plan and recognized expenses of $927,000, $823,000 and $774,000, respectively.
17. Operating Lease Income
The Company rents certain of its assets under net operating lease agreements ranging from one month to 18 years. The cost of land subject to agricultural land leases was $1,279,000 at October 31, 2019. The total cost and accumulated depreciation of buildings, equipment and building improvements subject to leases was $22,841,000 and $7,551,000, respectively, at October 31, 2019. The Company’s rental operations revenue includes contingent rental revenue of $355,000, $324,000 and $251,000 for fiscal years 2019, 2018 and 2017, respectively.
The future minimum lease payments to be received by the Company related to these net operating lease agreements as of October 31, 2019, are as follows (in thousands):

2020	$477
2021	246
2022	129
2023	84
2024	39
Thereafter	311
$1,286
18. Commitments and Contingencies
Operating Leases
The Company has operating leases for agricultural land and packinghouse equipment. Total lease expense for fiscal years 2019, 2018 and 2017 was $733,000, $2,028,000 and $1,878,000, respectively, which is included in agribusiness costs and expenses in the Company’s consolidated statements of operations.
In October 2018, the Company purchased a 1,000 KW photovoltaic generator for $1,125,000 that was previously under a 10-year operating lease agreement with Farm Credit West. In December 2018, the Company purchased another 1,000 KW photovoltaic generator for $1,275,000 that was previously under a 10-year operating lease agreement with Farm Credit West.
Minimum future lease payments are as follows (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Commitments and Contingencies (continued)
Operating Leases (continued)

2020	$688
2021	492
2022	291
2023	154
2024	134
Thereafter	1,382
$3,141
In addition to operating lease commitments, the Company also has a contract for pollination services with minimum future payments of $325,000 for each of the years 2020 - 2022 and $54,000 in 2023.
Letters of Credit
The Company utilizes standby letters of credit to satisfy workers’ compensation insurance security deposit requirements. At October 31, 2019, there were no outstanding letters of credit.
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
19. Series B and Series B-2 Preferred Stock
Series B Convertible Preferred Stock
In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., the Company issued 30,000 shares of Series B Convertible Preferred Stock at $100.00 par value (the “Series B Stock”).
Dividends: The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year.
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
Because the Series B Stock may be redeemed by holders of the shares at their discretion beginning July 1, 2017, the redemption is outside the control of the Company and accordingly, the Series B Stock has been classified as temporary equity.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Series B and Series B-2 Preferred Stock (continued)
Series B Convertible Preferred Stock (continued)
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
Dividends: The holder of shares of the Series B-2 Preferred Stock is entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year.
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
Because the Series B-2 Preferred Stock may be redeemed by WPI at its discretion with the exercise of the Option Agreement, the redemption is outside the control of the Company and accordingly, the Series B-2 Preferred Stock has been classified as temporary equity.
In connection with the sale of the Series B-2 Preferred Stock, Associated Citrus Packers, Inc. (“Associated”) and another affiliate of WAM (“WPI-ACP”), entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled.
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

20. Stockholders’ Equity
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

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company's stock on the date of grant and all are classified as equity awards.

Performance Awards

Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. During December 2019, there were no Performance Awards of restricted stock granted for fiscal year 2019 performance because the financial performance and other criteria were not met.

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2019, subsequent to fiscal year 2019, the Company granted 95,000 shares of common stock with a per share price of $20.31 to key executives under the Stock Plan. The related compensation expense of approximately $1,929,000 will be recognized equally over the next three years as the shares vest.

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”).

A summary of the Performance, Executive, and Director awards granted under the Stock Plan during fiscal years 2019, 2018 and 2017, and the weighted average grant price is as follows:

	Year Ended October 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	40,095	$18.74	41,291	$22.86	44,688	$19.92
Executive Awards	90,000	$19.84	90,000	$22.19	—	$—
Director Awards	15,642	$21.65	14,033	$22.00	18,956	$17.02
Total	145,737	$19.73	145,324	$22.36	63,644	$19.06

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Stockholders’ Equity (continued)

Stock-based compensation (continued)

The Company recognized $1,791,000, $1,368,000 and $1,328,000 of stock-based compensation in fiscal years 2019, 2018 and 2017, respectively, of which substantially all of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $324,000, $328,000 and $368,000 for fiscal years 2019, 2018 and 2017, respectively. The total fair value of shares vested during the years ended October 31, 2019, 2018 and 2017 was $1,788,000, $1,238,000 and $199,000 respectively. The Company has unrecognized stock-based compensation expense of $2,460,000 as of October 31, 2019, which is expected to be recognized over the next three years as the shares vest. All unvested shares are expected to vest.

During fiscal years 2019, 2018 and 2017, respectively, members of management exchanged 36,627, 24,252 and 14,773 shares of common stock with fair values of $606,000, $570,000 and $294,000, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. Additionally, in fiscal year 2018, the Company repurchased 15,330 shares from a retired member of management for $86,000 per the terms of a discontinued stock plan.

A summary of the status of the Company’s nonvested shares as of October 31, 2019, and changes during the year ended October 31, 2019, is presented below.

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2018	126,282	$22.04
Vested	(85,271)	$20.97
Granted	130,095	$19.50
Nonvested at October 31, 2019	171,106	$20.64
Dividend
On December 17, 2019, the Company declared a $0.075 per share dividend which is to be paid on January 15, 2020 in the aggregate amount of $1,332,000 to common shareholders of record as of December 30, 2019.
21. Public Offering of Common Stock
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
22. Fruit Growers Supply Cooperative
The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. As of October 31, 2019 and 2018, the Company has been allocated $729,000; however, the declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company received no dividends in fiscal years 2019, 2018 or 2017.
During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2019 was $251,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. Segment Information
The Company operates in six reportable operating segments: fresh lemons, lemon packing, avocados, other agribusiness, rental operations and real estate development. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include inter-segment revenues between fresh lemons and lemon packing. The inter-segment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops. The rental operations segment includes housing and commercial rental operations, leased land and organic recycling. The real estate development segment includes real estate development operations.
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
Segment information for fiscal year 2019 (in thousands):

	Fresh Lemons (1)	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$134,342	$15,629	$—	$5,391	$11,187	$166,549	$4,849	$—	$—	$171,398
Intersegment revenue	—	30,073	(30,073)	—	—	—	—	—	—	—
Total net revenues	134,342	45,702	(30,073)	5,391	11,187	166,549	4,849	—	—	171,398
Costs and expenses	120,998	37,639	(30,073)	3,150	13,035	144,749	3,552	128	19,850	168,279
Depreciation and amortization	—	—	—	—	—	7,623	759	—	251	8,633
Operating income (loss)	$13,344	$8,063	$—	$2,241	$(1,848)	$14,177	$538	$(128)	$(20,101)	$(5,514)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. Segment Information (continued)
Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$—	$—	$129,392
Intersegment revenue	—	19,971	(19,971)	—	—	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	—		129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	3,307	1,685	15,800	112,631
Depreciation and amortization	—	—	—	—	—	6,244	778	—	253	7,275
Operating income	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$963	$(1,685)	$(16,053)	$9,486
Segment information for fiscal year 2017 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Rental Operations	Real Estate Development	Corporate and Other	Total
Revenues from external customers	$85,439	$8,760	$—	$9,522	$12,148	$115,869	$5,440	$—	$—	$121,309
Intersegment revenue	—	19,156	(19,156)	—	—	—	—	—	—	—
Total net revenues	85,439	27,916	(19,156)	9,522	12,148	115,869	5,440	—	—	121,309
Costs and expenses	67,414	21,567	(19,156)	4,136	11,712	85,673	3,170	405	13,731	102,979
Depreciation and amortization	—	—	—	—	—	5,489	762	—	216	6,467
Operating income	$18,025	$6,349	$—	$5,386	$436	$24,707	$1,508	$(405)	$(13,947)	$11,863

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. Segment Information (continued)
The following table sets forth revenues by category, by segment for fiscal years 2019, 2018 and 2017 (in thousands):

	Year Ended October 31,
	2019	2018	2017
Fresh lemon	$134,342	$94,840	$85,439
Lemon packing	45,702	28,961	27,916
Intersegment revenue	(30,073)	(19,971)	(19,156)
Lemon revenues	149,971	103,830	94,199

Avocados	5,391	6,576	9,522

Navel and Valencia oranges	6,022	8,884	7,099
Specialty citrus and other crops	5,165	5,054	5,049
Other agribusiness revenues	11,187	13,938	12,148
Agribusiness revenues	166,549	124,344	115,869

Residential and commercial rentals	3,544	3,472	3,589
Leased land	951	1,252	1,440
Organic recycling and other	354	324	411
Rental operations revenues	4,849	5,048	5,440

Real estate development revenues	—	—	—
Total revenues	$171,398	$129,392	$121,309

(1) During the first quarter of fiscal 2019, the Company adopted a comprehensive new revenue recognition standard using a modified retrospective method that does not restate prior periods to be comparable to the current period presentation. The adoption of this guidance primarily impacted the presentation of certain brokered fruit sales revenue received and the related cost of fruit incurred by us. The adoption of this guidance resulted in additional revenue and costs and expenses within our fresh lemon segment of $8,800,000, respectively, during the fiscal year 2019. See Note 2 - Summary of Significant Accounting Policies for additional information.

24. Subsequent Events
The Company has evaluated events subsequent to October 31, 2019 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control over Financial Reporting” on page 59 and “Reports of Independent Registered Public Accounting Firm” on pages 60-62.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2019 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Acquisition of Trapani Fresh. We have excluded Trapani Fresh's operations from our management’s report on internal control over financial reporting as we continue to evaluate their internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.
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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Financial Statements of Limoneira Company
Consolidated Balance Sheets at October 31, 2019 and 2018
Consolidated Statements of Operations for the years ended October 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive (Loss) Income for the years ended October 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(b)	Exhibits

See “Exhibit Index” set forth on page 108.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2020.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on January 13, 2020, by the following persons on behalf of the registrant and in the capacities indicated:

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

4.7*	Description of Securities

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

16.1	Letter from Ernst & Young LLP, dated March 14, 2019 (Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K, filed March 14, 2019 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

Exhibit No.	Description

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

23.3*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

23.4*	Consent of Independent Auditors - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†	Denotes management contracts and compensatory plans or arrangements.