Form 10-Q
period 2020-01-31
Limoneira CO
filed 2020-03-11
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020
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

As of February 29, 2020, there were 17,857,707 shares outstanding of the registrant’s common stock.

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

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest and currency exchange rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	potential negative impacts related to COVID-19;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission (the "SEC").

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms the “Company,” “Limoneira”, “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	January 31, 2020	October 31, 2019
Assets
Current assets:
Cash	$874	$616
Accounts receivable, net	26,524	18,099
Cultural costs	3,455	7,223
Prepaid expenses and other current assets	11,681	8,153
Income taxes receivable	979	979
Total current assets	43,513	35,070

Property, plant and equipment, net	248,193	248,114
Real estate development	17,515	17,602
Equity in investments	60,785	58,223
Investment in Calavo Growers, Inc.	15,322	17,346
Goodwill	1,839	1,839
Intangible assets, net	12,122	12,407
Other assets	9,359	9,266
Total assets	$408,648	$399,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,193	$4,974
Growers payable	9,400	14,500
Accrued liabilities	10,271	9,167
Current portion of long-term debt	2,998	3,023
Total current liabilities	30,862	31,664
Long-term liabilities:
Long-term debt, less current portion	126,604	105,892
Deferred income taxes	21,328	24,346
Other long-term liabilities	6,227	5,467
Total liabilities	185,021	167,369
Commitments and contingencies (See Note 18)

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2020 and October 31, 2019) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2020 and October 31, 2019) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2020 and October 31, 2019)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,857,707 and 17,756,180 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively)	179	178
Additional paid-in capital	160,869	160,254
Retained earnings	45,199	53,089
Accumulated other comprehensive loss	(8,387)	(7,255)
Noncontrolling interest	14,957	15,422
Total stockholders’ equity	212,817	221,688
Total liabilities and stockholders’ equity	$408,648	$399,867
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended January 31,
	2020	2019
Net revenues:
Agribusiness	$40,483	$40,800
Other	1,173	1,218
Total net revenues	41,656	42,018
Costs and expenses:
Agribusiness	42,543	38,916
Other operations	1,269	1,107
Selling, general and administrative	6,310	5,015
Total costs and expenses	50,122	45,038
Operating loss	(8,466)	(3,020)
Other expense:
Interest income, net	55	147
Equity in (loss) earnings of investments	(120)	42
Unrealized loss on stock in Calavo Growers, Inc.	(2,024)	(3,910)
Other income, net	515	304
Total other expense	(1,574)	(3,417)

Loss before income tax benefit	(10,040)	(6,437)
Income tax benefit	3,136	1,761
Net loss	(6,904)	(4,676)
Net loss (income) attributable to noncontrolling interest	477	(17)
Net loss attributable to Limoneira Company	(6,427)	(4,693)
Preferred dividends	(125)	(125)
Net loss attributable to common stock	$(6,552)	$(4,818)

Basic net loss per common share	$(0.37)	$(0.28)

Diluted net loss per common share	$(0.37)	$(0.28)

Weighted-average common shares outstanding-basic	17,579,000	17,488,000
Weighted-average common shares outstanding-diluted	17,579,000	17,488,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2020	2019
Net loss	$(6,904)	$(4,676)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,267)	895
Minimum pension liability adjustment, net of tax of $50 and $27 for the three months ended January 31, 2020 and 2019, respectively.	135	74
Total other comprehensive (loss) income, net of tax	(1,132)	969
Comprehensive loss	(8,036)	(3,707)
Comprehensive loss (income) attributable to noncontrolling interest	465	(12)
Comprehensive loss attributable to Limoneira Company	$(7,571)	$(3,719)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax					(1,132)	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$14,957	$212,817	$1,479	$9,331

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,332)	—	—	(1,332)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,737	2	787	—	—	—	789	—	—
Exchange of common stock	(20,119)	—	(305)	—	—	—	(305)	—	—
Net (loss) income	—	—	—	(4,693)	—	17	(4,676)	—	—
Other comprehensive income (loss), net of tax					969	(12)	957	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,724)	1,724	—	—	—	—
Balance at January 31, 2019	17,772,753	$178	$159,553	$58,401	$(4,263)	$579	$214,448	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2020	2019
Operating activities
Net loss	$(6,904)	$(4,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,565	2,126
Gain on disposals of assets	(250)	(22)
Stock compensation expense	829	789
Equity in earnings of investments	120	(42)
Deferred income taxes	(3,136)	(1,434)
Amortization of deferred financing costs	20	8
Accrued interest on notes receivable	(6)	(39)
Unrealized loss on stock in Calavo Growers, Inc.	2,024	3,910
Changes in operating assets and liabilities:
Accounts receivable	(8,433)	(4,983)
Cultural costs	3,746	2,914
Prepaid expenses and other current assets	(513)	(2,491)
Income taxes receivable	—	(13)
Other assets	139	90
Accounts payable and growers payable	(2,314)	2,421
Accrued liabilities	(267)	(3,003)
Other long-term liabilities	171	(48)
Net cash used in operating activities	(12,209)	(4,493)
Investing activities
Capital expenditures	(3,672)	(5,098)
Agriculture property acquisitions	—	(397)
Collections of installments on note receivable	—	150
Equity investment contributions	(2,800)	(4,000)
Investments in mutual water companies	(43)	(460)
Net cash used in investing activities	(6,515)	(9,805)
Financing activities
Borrowings of long-term debt	36,631	35,970
Repayments of long-term debt	(15,895)	(19,262)
Dividends paid – common	(1,338)	(1,332)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(213)	(305)
Net cash provided by financing activities	19,060	14,946
Effect of exchange rate changes on cash	(78)	23
Net increase in cash	258	671
Cash at beginning of period	616	609
Cash at end of period	$874	$1,280

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three Months Ended January 31,
	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,078	$900
Non-cash investing and financing activities:
Decrease in real estate development and sale-leaseback deferral	$—	$(58,330)
Reclassification from real estate development to equity in investments	$—	$(33,353)
Capital expenditures accrued but not paid at period-end	$119	$233
Accrued contribution obligation of investment in water company	$450	$450
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31

In December 2018, the Company terminated its lease agreement with the Joint Venture (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale leaseback deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the Joint Venture from real estate development to equity in investments as further described in Note 7 - Real Estate Development and Note 8 - Equity in Investments of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In February 2020, the Company received an annual patronage dividend of $966,000 from Farm Credit West, FLCA ("Farm Credit West"). This dividend was accrued at January 31, 2020, of which $667,000 was recorded as a reduction in interest expense and $299,000 reduced the Company's real estate development assets.

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

The Company sells the majority of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Calavo packs the Company’s avocados, which are then sold and distributed under Calavo brands to its customers.

Basis of Presentation and Preparation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest . Intercompany accounts and transactions have been eliminated. In the opinion of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited interim consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Because the consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Changes in Accounting Policies

On November 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") - Accounting Standards Update ("ASU") 2016-02, Leases (as amended, "ASU 2016-02" or the "New Lease Standard"). A lease is defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company enters into contracts that are, or contain, leases as both a lessee and a lessor. The following accounting policies have been updated as part of the adoption of the New Lease Standard.

Leases

Accounting for Operating Leases as a Lessee - In its ordinary course of business, the Company enters into leases as a lessee generally for agricultural land and packinghouse equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in other assets, accrued liabilities and other long-term liabilities on its consolidated balance sheets. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of the Company’s leases provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to recognize lease expense for these leases on a straight-line basis over the lease term. The Company has material leases with related parties which are further described in Note 15 - Related-Party Transactions.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Leases (continued)

Certain of the Company’s agricultural land agreements contain variable costs based on a percentage of the operating results of the leased property. Such variable lease costs are expensed as incurred. These land agreements also contain costs for non-lease components, such as water usage, which the Company accounts for separately from the lease components. For all other agreements, the Company generally combines lease and non-lease components in calculating the ROU assets and lease liabilities. See Note 13 - Leases for additional information.

Accounting for Leases as a Lessor - The Company’s leases in which it acts as the lessor includes land, residential and commercial units and are all classified as operating leases. Certain of the Company’s contracts contain variable income based on a percentage of the operating results of the leased asset. Certain of the Company’s contracts contain non-lease components such as water, utilities and common area services. The Company has elected to not separate lease and non-lease components for its lessor arrangements and the combined component is accounted for entirely under Accounting Standards Codification ("ASC") 842, Leases. The underlying asset in an operating lease arrangement is carried at depreciated cost within property, plant, and equipment, net on the consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the underlying asset. The Company recognizes operating lease revenue on a straight-line basis over the lease term.

Comprehensive (Loss) Income

Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity. As of January 31, 2020, the components of accumulated other comprehensive loss, net of tax, consist of foreign currency translation items of $3,629,000, pension liability items of $4,618,000 and security available for sale items of $140,000. As of October 31, 2019, accumulated other comprehensive loss consists of foreign currency translation items of $2,362,000, pension liability items of $4,753,000 and security available for sale items of $140,000.

Recent Accounting Pronouncements

FASB ASU 2016-02, Leases (Topic 842) and related ASUs, including ASU 2018-11, Leases (Topic 842): Targeted Improvements

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11. Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis (the "Optional Transition Method"). Effectively, the Optional Transition Method permits companies to adopt the lease standard through a cumulative effect adjustment to their opening balance sheet on the date of adoption and report under the New Lease Standard on a post-adoption basis.

The Company adopted ASU 2016-02 effective November 1, 2019 using the Optional Transition Method. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment of whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the New Lease Standard. The Company elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of ROU assets. The Company did not elect to combine lease and non-lease components for land leases but elected to combine lease and non-lease components for all other asset classes. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company updated its accounting policies, processes and internal controls in order to meet the New Lease Standard's reporting and disclosure requirements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The adoption of ASU 2016-02 had a material impact on its consolidated balance sheets, but did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. Upon adoption as of November 1, 2019, the Company recorded ROU assets of $2.4 million and lease liabilities of $2.5 million for operating leases in which the Company is a lessee. The adoption also included an immaterial reclassification of accrued rent liabilities against the ROU asset balance. As of November 1, 2019, there were no material finance leases for which the Company was a lessee. The adoption of ASU 2016-02 did not change the Company’s accounting for its operating leases in which it acts as the lessor. See Note 13 - Leases for additional information about the Company’s leases from a lessor and lessee perspective.

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs

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

FASB ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

This amendment adds, removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

This amendment removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether certain exceptions apply in a given period. The amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP under certain situations.

ASU 2019-12 is effective for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company early adopted this ASU as of November 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.

3. Acquisitions
Agriculture Property Acquisition

In January 2019, the Company purchased land for use as a citrus orchard for a cash purchase price of $397,000. The acquisition was for 26 acres of agricultural property adjacent to the Company’s orchards in Lindsay, California. This agriculture property acquisition is included in property, plant and equipment, net on the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Acquisitions

Business Combinations

Trapani Fresh

On May 30, 2019, the Company acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani (“FGF”), a multi-generational, family-owned citrus operation in Argentina. To consummate the transaction, the Company formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows, packs, markets and sells fresh citrus. Total consideration paid for the Company’s interest in Trapani Fresh was $15,000,000 and transaction costs of approximately $654,000 were included in selling, general and administrative expense during the fiscal year ended October 31, 2019.

Below is a summary of the preliminary fair value of the net assets acquired on the acquisition date based on a third-party valuation, which was updated during the fourth quarter of fiscal year 2019 due to changes in the enacted tax rates in Argentina that increased the customer relationships, trademarks and non-competition agreement and decreased goodwill (in thousands):

Cultural costs	$3,270
Land and land improvements	9,520
Buildings and improvements	870
Orchards	8,410
Customer relationships, trademarks and non-competition agreement (10-year useful life)	6,920
Goodwill	420
Total assets acquired	29,410
Noncontrolling interest	(14,410)
Net cash paid	$15,000

Preliminary goodwill of $420,000 relates to synergies of the operations, has been allocated to the fresh lemons segment and is currently not expected to be deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh were included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the years ended October 31, 2019 and 2018 would have resulted in revenues of $177,625,000 and $153,033,000, respectively, and net (loss) income of $(6,092,000) and $21,942,000, respectively.

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

The following table sets forth the Company’s financial assets and liabilities as of January 31, 2020 and October 31, 2019, which are measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Fair Value Measurements (continued)

January 31, 2020	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$15,322	$—	$—	$15,322

October 31, 2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$17,346	$—	$—	$17,346

Equity securities consist of marketable securities in Calavo common stock. At January 31, 2020 and October 31, 2019, the Company owned 200,000 shares, respectively, representing approximately 1.1% of Calavo’s outstanding common stock. These securities are measured at fair value by quoted market prices and changes in fair value are included in the statement of operations.

In fiscal year 2019, the Company sold 50,000 shares of Calavo common stock for a total of $4,786,000 recognizing a loss of $63,000. This loss is included in other (expense) income in the consolidated statement of operations.

The Company recorded an unrealized loss of $2,024,000 during the three months ended January 31, 2020, which is included in other expense in the consolidated statements of operations. The Company recorded an unrealized loss of $3,910,000 during the three months ended January 31, 2019, which is included in other expense in the consolidated statements of operations.

Calavo’s stock price at January 31, 2020 and October 31, 2019 was $76.61 and $86.73 per share, respectively.

5. Concentrations and Geographic Information
Lemons procured from third-party growers were 55% and 59% of the Company's lemon supply in the three months ended January 31, 2020 and 2019, respectively. The Company sells the majority of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packinghouse.

One individual customer represented 11% of accounts receivable, net as of January 31, 2020. Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base.

During the three months ended January 31, 2020, the Company had approximately $539,000 of lemon and orange sales in Chile by PDA and San Pablo and $199,000 of lemon and orange sales in Argentina by Trapani Fresh. During the three months ended January 31, 2019, the Company had approximately $638,000 of lemon and orange sales in Chile by PDA and San Pablo.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Prepaid supplies and insurance	$3,370	$3,199
Note receivable and related interest	2,670	181
Real estate development held-for-sale	2,543	2,543
Lemon supplier advances and other	3,098	2,230
	$11,681	$8,153

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Retained Property - East Area I	$11,799	$11,943
East Area II	5,716	5,659
	$17,515	$17,602

East Area I, Retained Property and East Area II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. On November 10, 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB” or “Joint Venture”) as the development entity, contributed its East Area I property to LLCB and sold a 50% interest in LLCB to Lewis for $20,000,000.

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The value as of January 31, 2020 and October 31, 2019 includes $1,200,000, respectively, for estimated costs incurred by and reimbursable to LLCB, which is included in accrued liabilities as of January 31, 2020.

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally was scheduled to mature in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The extension had no impact on the Company's loan guarantee $1,080,000 value as of January 31, 2020.

In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $45,000,000 as of January 31, 2020.

The Company made contributions to the Joint Venture of $2,800,000 and $4,000,000 in the three months ended January 31, 2020 and 2019, respectively. Additionally, in February 2020 the Company and Lewis each loaned $1,800,000 to the Joint Venture at an interest rate of 4.6% due May 31, 2020.

Through January 31, 2020, the Joint Venture has closed the sales of the initial residential lots representing 244 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLCB project is described as Sevilla. The Company's net carrying value of Sevilla was $2,543,000, as of January 31, 2020 and October 31, 2019, respectively, which has been included in prepaid expenses and other current assets. The expenses associated with this property were immaterial.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase price. The promissory note was originally scheduled to mature in December 2019 but the Company extended the maturity date concurrently and resetting the interest rate to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. At January 31, 2020, the carrying value of the note was $2,670,000 and classified in prepaid expenses and other current assets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Real Estate Development (continued)

Other Real Estate Development Projects (continued)

In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000. After transaction and other costs, the Company expects to receive proceeds of approximately $2,550,000 and recognize an insignificant gain upon closing. At January 31, 2020, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

8. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Limoneira Lewis Community Builders, LLC	$56,872	$54,016
Limco Del Mar, Ltd.	1,966	1,950
Rosales	1,435	1,745
Romney Property Partnership	512	512
	$60,785	$58,223

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered, “significant subsidiaries”. In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20%. During the current year-to-date interim period, this threshold was not met for any of the Company's equity investments and thus summarized income statement information is not required in this Quarterly Report on Form 10-Q.

9. Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2020.

Intangible assets consisted of the following as of January 31, 2020 and October 31, 2019 (in thousands):

	January 31, 2020				October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$3,786	$(652)	$3,134	10	$3,786	$(542)	$3,244	10
Customer relationships	5,010	(648)	4,362	9	5,010	(500)	4,510	9
Non-competition agreement	1,040	(69)	971	10	1,040	(42)	998	10
Acquired water and mineral rights	3,655	—	3,655	Indefinite	3,655	—	3,655	Indefinite
Other intangible assets	$13,491	$(1,369)	$12,122		$13,491	$(1,084)	$12,407

Amortization expense totaled $285,000 and $89,000 for the three months ended January 31, 2020 and 2019, respectively.

Estimated future amortization expense of intangible assets as of January 31, 2020 are as follows (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9. Goodwill and Intangible Assets (continued)

2020 (excluding the three months ended January 31, 2020)	$752
2021	1,027
2022	976
2023	976
2024	976
Thereafter	3,760
$8,467

10. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of January 31, 2020 and October 31, 2019 were $5,992,000 and $5,499,000, respectively.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2020	October 31, 2019
Compensation	$2,065	$1,973
Property taxes	229	652
Lemon and orange supplier payables	2,176	899
Allowances and packing and harvest expenses	1,930	3,191
Payable to FGF	1,123	906
Payable to LLCB	1,200	—
Other	1,548	1,546
	$10,271	$9,167

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2020	October 31, 2019
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.80% at January 31, 2020, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$104,466	$82,843
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 3.76%. The loan is payable in quarterly installments through November 2022.	1,890	2,035
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.14%. The loan is payable in monthly installments through October 2035.	1,066	1,078
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.17%. The loan is payable in monthly installments through March 2036.	8,729	8,823
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,449	6,522
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	4,594	4,955
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,115	1,386
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 5.50% at January 31, 2020. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	129,744	109,077
Less deferred financing costs, net of accumulated amortization	142	162
Total long-term debt, net	129,602	108,915
Less current portion	2,998	3,023
Long-term debt, less current portion	$126,604	$105,892

In June 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West that includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). On January 29, 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000. The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115,000,000 at January 31, 2020.

All indebtedness under the Loan Agreement, including any indebtedness under the Supplements, is secured by a first lien on certain of its agricultural properties in Tulare, Ventura and San Luis Obispo counties in California and certain of the Company's building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide should an event of default occur. Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company's right to draw or request funds on any loan or line of credit.

In December 2019, Farm Credit West declared an annual cash patronage dividend of 1.00% of average eligible loan balances. The Company accrued the $966,000 dividend receivable in prepaid expenses and other current assets at January 31, 2020, which was received in February 2020.

In March 2020, the Company entered into a loan agreement with Farm Credit West for a $15,000,000 revolving line of credit secured by the Windfall Investors, LLC property. The loan matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Long-Term Debt (continued)

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $89,000 and $267,000 during the three months ended January 31, 2020 and 2019, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

13. Leases

Lessor Arrangements

The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 23 years, with various renewal terms available. All of the residential rentals have month to month lease terms.

The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of the dates indicated (in thousands):

	January 31, 2020	October 31, 2019
Land	$1,279	$1,279
Buildings, equipment and building improvements	22,841	22,841
Less accumulated depreciation	(7,717)	(7,551)
Property, plant and equipment, net under operating leases	$16,403	$16,569

Depreciation expense for assets under operating leases was approximately $166,000 for the three months ended January 31, 2020.

The Company’s rental operations revenue consists of the following (in thousands):

Three Months Ended January 31, 2020
Operating lease payments	$1,096
Variable lease payments	77
Total lease payments	$1,173

The future minimum lease payments to be received by the Company related to these operating lease agreements as of January 31, 2020 are as follows (in thousands):

2020 (excluding the three months ended January 31, 2020)	$592
2021	323
2022	133
2023	88
2024	42
Thereafter	758
Total	$1,936

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 18 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of January 31, 2020, there were no material finance leases for which the Company was a lessee.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Leases (continued)

Operating lease costs were $137,000 for the three months ended January 31, 2020, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2020
Assets
Operating lease ROU assets	Other assets	$2,302

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities	545
Non-current operating lease liabilities	Other long-term liabilities	1,787
Total operating lease liabilities		$2,332

Weighted-average remaining lease term (in years)		10.9
Weighted-average discount rate		3.9%

Supplemental cash flow information related to leases consists of the following (in thousands):

Three Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$184

ROU assets obtained in exchange for new operating lease liabilities	$—

Future minimum lease payments under non-cancellable leases for the remainder of fiscal year 2020, each of the subsequent four fiscal years and thereafter are as follows (in thousands):

2020 (excluding the three months ended January 31, 2020)	$362
2021	481
2022	330
2023	154
2024	134
Thereafter	1,449
Total lease payments	2,910
Less: Imputed interest	(578)
Total	$2,332

In addition to operating lease commitments, the Company also has a contract for pollination services which does not meet the definition of a lease, with minimum future payments of $230,000 for the remainder of fiscal year 2020, $307,000 for each of the fiscal years 2021 and 2022 and $51,000 in fiscal year 2023.

A summary of the Company’s future minimum payments for obligations under non-cancellable operating leases as of October 31, 2019 was as follows (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Leases (continued)

2020	$688
2021	492
2022	291
2023	154
2024	134
Thereafter	1,382
$3,141

14. Basic and Diluted Net (Loss) Income per Share

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

	Three Months Ended January 31,
	2020	2019
Basic net loss per common share:
Net loss applicable to common stock	$(6,552)	$(4,818)
Effect of unvested, restricted stock	(17)	(16)
Numerator: Net loss for basic EPS	(6,569)	(4,834)
Denominator: Weighted average common shares-basic	17,579	17,488
Basic net loss per common share	$(0.37)	$(0.28)

Diluted net loss per common share:
Numerator: Net loss for diluted EPS	$(6,569)	$(4,834)
Weighted average common shares–basic	17,579	17,488
Effect of dilutive unvested, restricted stock and preferred stock	—	—
Denominator: Weighted average common shares–diluted	17,579	17,488
Diluted net loss per common share	$(0.37)	$(0.28)

Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 114,000 and 162,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the three months ended January 31, 2020 and 2019, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Related-Party Transactions
The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		January 31, 2020					October 31, 2019
		Balance Sheet					Balance Sheet
Ref	Related Party	Accounts Receivable	Other Assets	Accounts Payable	Accrued Liabilities	Other Long-Term Liabilities	Accounts Receivable	Other Assets	Accounts Payable	Accrued Liabilities
1	Employees	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	Mutual water companies	—	457	2	—	—	—	473	11	—
3	Cooperative association	—	—	31	—	—	—	—	35	—
4	Calavo	32	—	1	—	—	—	—	—	—
5	Third-party growers	—	—	—	—	—	—	—	—	—
6	Cadiz / Fenner / WAM	—	1,498	—	134	1,408	—	—	—	—
7	Colorado River Growers	521	—	—	—	—	376	—	—	—
8	YMIDD	—	—	—	—	—	—	—	—	—
9	FGF	2,808	—	—	1,123	—	2,609	—	—	906

		Three Months Ended January 31, 2020					Three Months Ended January 31, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$197	$—	$—	$—	$—	$178	$—	$—	$—
2	Mutual water companies	—	—	348	—	—	—	—	321	—	—
3	Cooperative association	—	—	446	—	—	—	—	316	—	—
4	Calavo	32	81	118	220	126	3	79	1	250	129
5	Third-party growers	—	—	—	—	—	—	—	377	—	—
6	Cadiz / Fenner / WAM	—	—	102	—	—	—	—	66	—	—
7	Colorado River Growers	521	—	5,001	—	—	306	—	3,841	—	—
8	YMIDD	—	—	34	—	—	—	—	32	—	—
9	FGF	199	—	163	—	—	—	—	—	—	—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at January 31, 2020 and October 31, 2019.

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

(4) Calavo - The Company has an investment in and representation on the board of directors of Calavo and Calavo has an investment in the Company. Calavo had representation on the board of directors of the Company through December 2018. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo, purchases storage services from Calavo and had amounts due to Calavo for those services.

(5) Third party growers - A member of the Company’s board of directors markets lemons through the Company.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Related-Party Transactions (continued)

(6) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability.

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

(9) FGF - The Company advances funds to FGF for fruit purchases which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a payable due to FGF for such fruit purchases and services.

16. Income Taxes

The Company’s estimated annual effective blended tax rate for fiscal year 2020 is approximately 32.3%. As such, a 31.3% estimated effective blended tax rate, after discrete items, was utilized by the Company in the three months ended January 31, 2020 to calculate its income tax provision.

The Company has no material uncertain tax positions as of January 31, 2020. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2020.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $150,000 during the three months ended January 31, 2020 and 2019, respectively.

The components of net periodic pension cost for the Plan for the three months ended January 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended January 31,
	2020	2019
Administrative expenses	$70	$47
Interest cost	160	207
Expected return on plan assets	(248)	(272)
Prior service cost	11	11
Recognized actuarial loss	185	101
Net periodic benefit cost	$178	$94

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

18. Commitments and Contingencies

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

19. Stock-based Compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s stock on the date of grant and all are classified as equity awards.

Performance Awards

Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. There were no shares of common stock granted to management under the Stock Plan for fiscal year 2019 performance because the financial performance and other criteria were not met.

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2019, the Company granted 95,000 shares of common stock with a per share price of $18.87 to key executives under the Stock Plan. The related compensation expense of approximately $1,793,000 will be recognized equally over the next three years as the shares vest.

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2020 and 2019, 17,841 and 15,642 shares, respectively, of common stock were granted as Director Awards. The Company recognized $358,000 and $339,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2020 and 2019, respectively.

During the three months ended January 31, 2020 and 2019, members of management exchanged 11,314 and 20,119 shares, respectively, of common stock with fair values of $213,000 and $305,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

20. Segment Information

The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The Company’s operating segments of rental operations and real estate development are no longer disclosed as separate reportable operating segments and are included in the “Corporate and Other” category in the tables below as they do not meet the quantitative threshold and from a qualitative perspective are not a core focus of the Company's main agribusiness activities. Prior years’ information has been restated to conform to the current year’s presentation. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops. Revenues related to rental operations are included in “Corporate and Other”. Other agribusiness revenues consist of oranges of $2,272,000 and specialty citrus and other crops of $1,892,000 for the three months ended January 31, 2020 and oranges of $946,000 and specialty citrus and other crops of $1,255,000 for the three months ended January 31, 2019.

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

Segment information for the three months ended January 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,057	$4,094	$—	$168	$4,164	$40,483	$1,173	$41,656
Intersegment revenue	—	7,105	(7,105)	—	—	—	—	—
Total net revenues	32,057	11,199	(7,105)	168	4,164	40,483	1,173	41,656
Costs and expenses	34,351	8,609	(7,105)	473	3,931	40,259	7,298	47,557
Depreciation and amortization	—	—	—	—	—	2,284	281	2,565
Operating income (loss)	$(2,294)	$2,590	$—	$(305)	$233	$(2,060)	$(6,406)	$(8,466)

Segment information for the three months ended January 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$34,493	$4,103	$—	$3	$2,201	$40,800	$1,218	$42,018
Intersegment revenue	—	7,044	(7,044)	—	—	—	—	—
Total net revenues	34,493	11,147	(7,044)	3	2,201	40,800	1,218	42,018
Costs and expenses	32,082	8,784	(7,044)	716	2,510	37,048	5,864	42,912
Depreciation and amortization	—	—	—	—	—	1,868	258	2,126
Operating income (loss)	$2,411	$2,363	$—	$(713)	$(309)	$1,884	$(4,904)	$(3,020)

21. Subsequent Events
The Company has evaluated events subsequent to January 31, 2020 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,700 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.

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

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also use ground water from the Cadiz Valley Basin in California's San Bernardino County and surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina.

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,500 units in various stages of planning and development.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, and includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

Agribusiness Division

The agribusiness division is comprised of four of our reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which represented approximately 97%, 96% and 96% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 87%, 80% and 78% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively.

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the three months ended January 31, 2020, lemon sales were comprised of approximately 71% in domestic and Canadian sales, 25% in sales to domestic exporters and 4% in international sales. Additionally, we had approximately $0.5 million of lemon and orange sales in Chile by PDA and San Pablo and $0.2 million of lemon and orange sales in Argentina by Trapani Fresh in the three months ended

January 31, 2020. We sell our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

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

Our avocado producing business is important to us, yet it faces constraints on growth as there is little additional land that can be cost-effectively acquired to support new avocado orchards in Southern California. Also, avocado production is cyclical as avocados typically bear fruit on a bi-annual basis with large crops in one year followed by smaller crops the next year. While our avocado production can be volatile, the profitability and cash flow realized from our avocados helps to diversify our fruit production base.

In addition to growing lemons and avocados, we grow oranges, specialty citrus and other crops, typically utilizing land not suitable for growing high quality lemons. We regularly monitor the demand for the fruit we grow in the ever-changing marketplace to identify trends. For instance, while per capita consumption of oranges in the United States has been decreasing since 2000 primarily as a result of consumers increasing their consumption of mandarin oranges and other specialty citrus, the international market demand for U.S. oranges has increased. As a result, we have focused our orange production on high quality late season Navel oranges primarily for export to Japan, China and Korea, which are typically highly profitable niche markets. We produce our specialty citrus and other crops in response to identified consumer trends and believe that we are a leader in the niche production and sale of certain of these high margin fruits. We carefully monitor the respective markets of specialty citrus and other crops and we believe that demand for the types and varieties of specialty citrus and other crops that we grow will continue to increase throughout the world.

Other Divisions

Our rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. Our rental operations division represented approximately 3%, 4% and 4% of our consolidated revenues in fiscal years 2019, 2018 and 2017, respectively. Our residential rental units generate reliable cash flows, which we use to partially fund the operations of all three of our business divisions and provide affordable housing to many of our employees, including our agribusiness employees, a unique employment benefit that helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from rental operations is generally level throughout the year.

Our real estate development division includes our real estate development investments. The real estate development division had no revenue in fiscal years 2019, 2018 or 2017. We recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans and other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

Water Resources

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600-acre feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells that derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells which derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin. Our Associated Citrus Packers, Inc. ("Associated") farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700-acre feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.

California has historically experienced periods of below average precipitation. Precipitation in 2019 brought relief to California’s drought conditions, although the few years prior to 2019 were among the most severe droughts on record. Rainfall, snow levels and water content of snow pack were significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2019, 2018 and 2017 compared to 75% in 2016 and zero for 2015 and 2014.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lots sales representing 244 units through January 31, 2020. For further information see Note 7 – Real Estate Development of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

On May 30, 2019, we acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina. To consummate the transaction, we formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows, packs, markets and sells fresh citrus. Total consideration paid for our interest in Trapani Fresh was $15,000,000.

In the first quarter of fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2,700,000. After transaction and other costs, we expect to receive proceeds of approximately $2,550,000 and recognize an insignificant gain. At January 31, 2020, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

For fiscal year 2019, we declared cash dividends to our stockholders totaling $0.25 per common share in the aggregate amount of $4.0 million compared to a total of $0.21 per common share in the aggregate amount of $3.7 million for fiscal year 2018. On December 17, 2019, we declared a cash dividend $0.075 per common share, which was paid on January 15, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of December 30, 2019.

We believe the outbreak of COVID-19 poses increasing risks and may potentially have accounting implications for us with exposure to a broader economic downturn and decline in financial markets.  We anticipate a decrease in demand for our fresh citrus in Asian countries which would result in supply chain disruptions and reduced exports to areas affected by the virus.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2020	2019
Revenues:
Agribusiness	$40,483	$40,800
Other	1,173	1,218
Total net revenues	41,656	42,018
Costs and expenses:
Agribusiness	42,543	38,916
Other operations	1,269	1,107
Selling, general and administrative	6,310	5,015
Total costs and expenses	50,122	45,038
Operating loss:
Agribusiness	(2,060)	1,884
Other operations	(96)	111
Selling, general and administrative	(6,310)	(5,015)
Operating loss	(8,466)	(3,020)
Other expense:
Interest income, net	55	147
Equity in (loss) earnings of investments	(120)	42
Unrealized loss on stock in Calavo Growers, Inc.	(2,024)	(3,910)
Other income, net	515	304
Total other expense	(1,574)	(3,417)
Loss before income tax benefit	(10,040)	(6,437)
Income tax benefit	3,136	1,761
Net loss	(6,904)	(4,676)
Net loss (income) attributable to noncontrolling interest	477	(17)
Net loss attributable to Limoneira Company	$(6,427)	$(4,693)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes unrealized gain or loss on stock in Calavo, LLCB earnings in equity investment and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended January 31,
	2020	2019
Net loss attributable to Limoneira Company	$(6,427)	$(4,693)
Interest income, net	(55)	(147)
Income tax benefit	(3,136)	(1,761)
Depreciation and amortization	2,565	2,126
EBITDA	$(7,053)	$(4,475)
Unrealized loss on stock in Calavo Growers, Inc.	2,024	3,910
LLCB earnings in equity investment	(55)	—
Adjusted EBITDA	$(5,084)	$(565)

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Revenues

Total net revenues for the first quarter of fiscal year 2020 were $41.7 million compared to $42.0 million for the first quarter of fiscal year 2019. The 1% decrease of $0.4 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2020	2019	Change
Lemons	$36,151	$38,596	$(2,445)	(6)%
Avocados	168	3	165	5,500%
Oranges	2,272	946	1,326	140%
Specialty citrus and other crops	1,892	1,255	637	51%
Agribusiness revenues	$40,483	$40,800	$(317)	(1)%

•
Lemons: The decrease in the first quarter of fiscal year 2020 was primarily the result of lower prices partially offset by an increase in volume of fresh lemons sold compared to the same period in fiscal year 2019. During the first quarter of fiscal years 2020 and 2019, fresh lemon sales were $27.0 million and $30.9 million, respectively, on 1,280,000 and 1,272,000 cartons of lemons sold at average per carton prices of $21.12 and $24.30, respectively. Lemon revenues included $4.1 million shipping and handling, $1.0 million lemon by-products and $4.0 million other lemon sales in the first quarter of fiscal year 2020 compared to $4.1 million shipping and handling, $2.0 million lemon by-products and $1.5 million other lemon sales during the same period in fiscal year 2019. Other lemon sales in the first quarter of fiscal year 2020 included $0.6 million in Chile and Argentina, compared to $0.4 million in Chile in the first quarter of fiscal year 2019.

•	Avocados: In the first quarter of fiscal year 2020 we sold 125,000 pounds at average per pound prices of $1.34. No significant sales of avocados were recorded in the first quarter of fiscal year 2019.

•
Oranges: The increase in the first quarter of fiscal year 2020 was primarily result of an increase in volume, partially offset by lower prices of oranges sold compared to the same period in fiscal year 2019. In the first quarter of fiscal year 2020, 196,000 40-pound carton equivalents of oranges were sold at average per carton prices of $6.71 compared to 124,000 40-pound carton equivalents sold at average per carton prices of $7.63 in the first quarter of fiscal year 2019. Additionally, the fiscal year 2020 revenues includes $0.1 million in Chile and $0.9 million of oranges purchased for resale.

•
Specialty citrus and other crops: The increase in the first quarter of fiscal year 2020 was primarily the result of an increase in volume partially offset by decrease in price of specialty citrus sold compared to the same period in fiscal year 2019. During the first quarter of fiscal year 2020, 139,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $13.61 compared to 81,000 40-pound carton equivalents sold at average per carton prices of $15.49 in the first quarter of fiscal year 2019.

Costs and Expenses

Our total costs and expenses in the first quarter of fiscal year 2020 were $50.1 million compared to $45.0 million in the first quarter of fiscal year 2019. The 11% increase of $5.1 million was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2020	2019	Change
Packing costs	$9,156	$8,784	$372	4%
Harvest costs	6,248	4,565	1,683	37%
Growing costs	9,779	7,613	2,166	28%
Third-party grower costs	15,076	16,086	(1,010)	(6)%
Depreciation and amortization	2,284	1,868	416	22%
Agribusiness costs and expenses	$42,543	$38,916	$3,627	9%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $9.2 million and $8.8 million in the first quarter of fiscal years 2020 and 2019, respectively. During the first quarter of fiscal year 2020, we packed and sold 1,280,000 cartons of lemons at average per carton costs of $6.70 compared to 1,272,000 cartons of lemons packed and sold at average per carton costs of $6.50 during the same period in fiscal year 2019. Additionally, packing costs included $0.6 million of shipping costs in the first quarter of fiscal year 2020 compared to $0.5 million in the first quarter of fiscal year 2019.

•	Harvest costs: The increase in the first quarter of fiscal year 2020 is primarily attributable to increased volume of lemons, avocados, oranges and specialty citrus harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first quarter of fiscal year 2020 was primarily due to net increased cost for cultivation, fertilization and soil amendments and Trapani Fresh growing costs compared to the same period in fiscal year 2019. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first quarter of fiscal year 2020 is primarily attributable to lower prices and decreased volume of third-party grower fruit sold. Of the 1,280,000 and 1,272,000 cartons of lemons packed and sold during the first quarter of fiscal years 2020 and 2019, respectively, 706,000 (55%) and 757,000 (59%) cartons were procured from third-party growers at average per carton prices of $16.58 and $20.87, respectively.

•
Depreciation and amortization: Depreciation and amortization expense for the first quarter of fiscal year 2020 was approximately $0.4 million higher than the first quarter of fiscal year 2019 primarily due to the acquisition of Trapani Fresh and an increase in assets placed into service.

Selling, general and administrative costs and expenses were $6.3 million in the three months ended January 31, 2020 compared to $5.0 million in the three months ended January 31, 2019. The $1.3 million increase is primarily the result of a $0.5 million increase in salaries and personnel, $0.4 million of training costs associated with an ERP implementation and $0.4 million of other selling and administrative expenses, including certain corporate overhead expenses as of January 31, 2020 compared to January 31, 2019.

Other (Expense) Income

Other expense, net for the three months ended January 31, 2020 is comprised primarily of $2.0 million unrealized loss on equity securities partially offset by $0.1 million of net interest income and $0.2 million of dividend income received from Calavo. Other expense, net for the three months ended January 31, 2019 is comprised primarily of $3.9 million unrealized loss on equity securities partially offset by $0.1 million of net interest income and $0.3 million of dividend income received from Calavo.

Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. We capitalized $0.1 million and $0.3 million of interest in the first quarter of fiscal years 2020 and 2019, respectively. Interest capitalization is discontinued when a project is substantially complete. Under the equity method of accounting used for our Limoneira/Lewis Joint Venture, interest capitalization ceased upon the commencement of lot sales in February 2019.

Income Taxes

We recorded an estimated income tax benefit of $3.1 million in the first quarter of fiscal year 2020 on pre-tax loss of $10.0 million compared to an estimated income tax benefit of $1.8 million in the first quarter of fiscal year 2019 on pre-tax loss of $6.4 million. The tax benefit recorded for the first quarter of fiscal year 2020 differs from the U.S. federal statutory tax rate of 21.0% due primarily to income attributable to foreign jurisdictions, which is taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2020 is approximately 32.3%.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss (income) attributable to noncontrolling interest represents 10% and 49% of the net loss (income) of PDA and Trapani Fresh, respectively.

Segment Results of Operations

We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 20 - Segment Information of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

The following table shows the segment results of operations for the three months ended January 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,057	$4,094	$—	$168	$4,164	$40,483	$1,173	$41,656
Intersegment revenue	—	7,105	(7,105)	—	—	—	—	—
Total net revenues	32,057	11,199	(7,105)	168	4,164	40,483	1,173	41,656
Costs and expenses	34,351	8,609	(7,105)	473	3,931	40,259	7,298	47,557
Depreciation and amortization	—	—	—	—	—	2,284	281	2,565
Operating income (loss)	$(2,294)	$2,590	$—	$(305)	$233	$(2,060)	$(6,406)	$(8,466)

The following table shows the segment results of operations for the three months ended January 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$34,493	$4,103	$—	$3	$2,201	$40,800	$1,218	$42,018
Intersegment revenue	—	7,044	(7,044)	—	—	—	—	—
Total net revenues	34,493	11,147	(7,044)	3	2,201	40,800	1,218	42,018
Costs and expenses	32,082	8,784	(7,044)	716	2,510	37,048	5,864	42,912
Depreciation and amortization	—	—	—	—	—	1,868	258	2,126
Operating income (loss)	$2,411	$2,363	$—	$(713)	$(309)	$1,884	$(4,904)	$(3,020)

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the first quarter of fiscal year 2020, our fresh lemons segment total net revenues were $32.1 million compared to $34.5 million for the first quarter of fiscal year 2019, a 7% decrease of $2.4 million, primarily due to decrease in fresh lemon carton sales of $3.9 million and $1.0 million lemon by-products, partially offset by an increase in brokerage and other sales of $2.5 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the first quarter of fiscal year 2020, our fresh lemons segment costs and expenses were $34.4 million compared to $32.1 million for the first quarter of fiscal year 2019. The 7% increase of $2.3 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2020 were $1.3 million higher than the first quarter of fiscal year 2019.

•	Growing costs for the first quarter of fiscal year 2020 were $2.2 million higher than the first quarter of fiscal year 2019.

•	Third-party grower costs for the first quarter of fiscal year 2020 were $1.9 million lower than the first quarter of fiscal year 2019.

•	Transportation costs for the first quarter of fiscal year 2020 were $0.6 million higher than the first quarter of fiscal year 2019.

•	Intersegment costs and expenses for the first quarter of fiscal year 2020 were $0.1 million higher than the first quarter of fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first quarter of fiscal years 2020 and 2019, our lemon packing segment total net revenues were $11.2 million and $11.1 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2020 and 2019, our lemon packing costs and expenses were $8.6 million and $8.8 million, respectively.

For the first quarter of fiscal years 2020 and 2019, lemon packing segment operating income per carton sold was $2.02 and $1.86, respectively.

In the first quarter of fiscal years 2020 and 2019, the lemon packing segment included $7.1 million and $7.0 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first quarter of fiscal year 2020, our avocados segment had total net revenues of $0.2 million. In the first quarter of fiscal year 2019, our avocados segment had no significant revenues.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first quarter of fiscal year 2020, our avocados segment costs and expenses were $0.5 million compared to $0.7 million for the first quarter of fiscal year 2019. The 34% decrease of $0.2 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2020 were similar to the first quarter of fiscal year 2019.

•	Growing costs for the first quarter of fiscal year 2020 were $0.3 million lower than the first quarter of fiscal year 2019.

Other Agribusiness

For the first quarter of fiscal year 2020, our other agribusiness segment total net revenues were $4.2 million compared to $2.2 million for the first quarter of fiscal year 2019. The 89% increase of $2.0 million primarily consisted of the following:

•	Orange revenues for the first quarter of fiscal year 2020 were $1.3 million higher than the first quarter of fiscal year 2019.

•	Specialty citrus and other crops revenues for the first quarter of fiscal year 2020 were $0.6 million higher than the first quarter of fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first quarter of fiscal year 2020, our other agribusiness costs and expenses were $3.9 million compared to $2.5 million for the first quarter of fiscal year 2019. The 57% increase of $1.4 million primarily consisted of the following:

•	Harvest costs for the first quarter of fiscal year 2020 were $0.4 million higher than the first quarter of fiscal year 2019.

•	Growing costs for the first quarter of fiscal year 2020 were $0.2 million higher than the first quarter of fiscal year 2019.

•	Purchased fruit costs for the first quarter of fiscal year 2020 were $0.9 million higher than the first quarter of fiscal year 2019.

Total agribusiness depreciation and amortization expenses for the first quarter of fiscal year 2020 were $0.4 million higher than the first quarter of fiscal year 2019.

Corporate and Other

Our rental operations had total net revenues of approximately $1.2 million for each of the quarters of fiscal years 2020 and 2019.

Costs and expenses in rental operations and real estate development for the first quarter of fiscal year 2020 were $1.3 million compared to $1.1 million in the first quarter of fiscal year 2019. Depreciation and amortization expenses for the first quarter of fiscal year 2020 were similar to the first quarter of fiscal year 2019 at approximately $0.3 million.

Selling, general and administrative costs and expenses include other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first quarter of fiscal year 2020 were $1.3 million higher than the first quarter of fiscal year 2019.

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

Results of Operations for the Trailing Twelve Months Ended January 31, 2020 and 2019

The following table shows the unaudited results of operations (in thousands):

	Trailing twelve months ended January 31,
	2020	2019
Revenues:
Agribusiness	$166,232	$134,811
Other	4,804	5,006
Total revenues	171,036	139,817
Costs and expenses:
Agribusiness	155,999	108,837
Other operations	4,601	4,224
Impairment of real estate development assets	—	1,558
Selling, general and administrative	22,465	16,994
Total costs and expenses	183,065	131,613
Operating (loss) income	(12,029)	8,204
Other income:
Interest expense, net	(2,226)	(465)
Equity in earnings of investments	2,911	582
(Loss) gain on sale of stock in Calavo Growers, Inc.	(63)	4,223
Unrealized loss on stock in Calavo Growers, Inc.	(168)	(3,910)
Other income, net	340	376
Total other income	794	806
(Loss) income before income tax benefit (provision)	(11,235)	9,010
Income tax benefit (provision)	2,472	(2,097)
Net (loss) income	(8,763)	6,913
Loss (income) attributable to noncontrolling interest	17	(43)
Net (loss) income attributable to Limoneira Company	$(8,746)	$6,870

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $31.2 million in the twelve months ended January 31, 2020 compared to the twelve months ended January 31, 2019 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $51.5 million in the twelve months ended January 31, 2020 compared to the twelve months ended January 31, 2019 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased administrative personnel, salaries and benefits, and certain corporate expenses associated with strategic initiatives.

•	Total other income was similar in the twelve months ended January 31, 2020 compared to the twelve months ended January 31, 2019.

•
Income tax benefit (provision) decreased $4.6 million in the twelve months ended January 31, 2020 compared to the twelve months ended January 31, 2019 primarily due to decreased income before taxes as a result of decreased operating income.

Liquidity and Capital Resources

Overview

Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.

Cash Flows from Operating Activities

For the three months ended January 31, 2020 and 2019, net cash used in operating activities was $12.2 million and $4.5 million, respectively. The significant components of our cash flows used in operating activities were as follows:

•
Net loss for the three months ended January 31, 2020 was $6.9 million compared to net loss of $4.7 million for the three months ended January 31, 2019. The components of net loss in the three months ended January 31, 2020 compared to the same period in fiscal year 2019 consist of a decrease in operating income of $5.4 million, a decrease in total other expense of $1.8 million and an increase in income tax benefit of $1.4 million.

•
The adjustments to reconcile net loss to net cash used in operating activities provided $2.2 million of cash in the three months ended January 31, 2020 compared to providing $5.3 million of cash in the same period in fiscal year 2019 primarily due to significant changes in depreciation and amortization, deferred taxes and unrealized loss on stock in Calavo.

•
The changes in operating assets and liabilities used $7.5 million of operating cash in the three months ended January 31, 2020 compared to using $5.1 million of operating cash in the three months ended January 31, 2019, primarily due to significant changes in accounts receivable, accounts payable, growers payable, prepaid expenses and other current assets, and accrued liabilities.

Cash Flows from Investing Activities

For the three months ended January 31, 2020, net cash used in investing activities was $6.5 million compared to net cash used in investing activities of $9.8 million during the same period in fiscal year 2019. Net cash used in investing activities was primarily comprised of capital expenditures, agriculture property acquisitions and investments.

Capital expenditures were $3.7 million in the three months ended January 31, 2020, comprised of $3.5 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects. Additionally, in the three months ended January 31, 2020, we contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project.

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

Cash Flows from Financing Activities

For the three months ended January 31, 2020, net cash provided by financing activities was $19.1 million compared to net cash provided by financing activities of $14.9 million during the same period in fiscal year 2019.

The $19.1 million of cash provided by financing activities during the three months ended January 31, 2020 was primarily comprised of net borrowings of long-term debt in the amount $20.7 million partially offset by common and preferred dividends, in aggregate, of $1.5 million. The $14.9 million of cash provided by financing activities during the three months ended January 31, 2019 was primarily comprised of net borrowings of long-term debt in the amount $16.7 million partially offset by common and preferred dividends, in aggregate, of $1.5 million.

Transactions Affecting Liquidity and Capital Resources

In June 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA ("Farm Credit West") which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). On January 29, 2018, we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million. The Supplements provide aggregate borrowing capacity of $115.0 million comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. The borrowing capacity based on collateral value was $115.0 million at January 31, 2020.

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

In February 2020, we received an annual patronage dividend of $966,000 from Farm Credit West. This dividend was accrued at January 31, 2020, of which $667,000 was recorded as a reduction in interest expense and $299,000 reduced our real estate development assets.

In March 2020, we entered into a loan agreement with Farm Credit West for a $15.0 million revolving line of credit secured by the Windfall Investors, LLC property. The loan matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the remainder of fiscal year 2020. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2019 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture recorded a $45.0 million outstanding loan balance at January 31, 2020 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As discussed above and in Note 7 – Real Estate Development and Note 8 – Equity in Investments in the Notes to Consolidated Financial Statements included in our fiscal year 2019 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Changes in Accounting Policies

On November 1, 2019, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (as amended, "ASU 2016-02" or the "new lease standard"). A lease is defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We enter into contracts that are, or contain, leases as both a lessee and a lessor. The following accounting policies have been updated as part of the adoption of the new lease standard.
Leases
Accounting for Operating Leases as a Lessee - In our ordinary course of business, we enter into leases as a lessee generally for agricultural land and packinghouse equipment. We determine if an arrangement is a lease or contains a lease at inception. Operating leases are included in other assets, accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of the our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we have elected to recognize lease expense for these leases on a straight-line basis over the lease term. We have material leases with related parties which are further described in Note 15 - Related-Party Transactions of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Certain of our agricultural land agreements contain variable costs based on a percentage of the operating results of the leased property. Such variable lease costs are expensed as incurred. These land agreements also contain costs for non-lease components such as water usage. We account for the lease and non-lease components separately. For all other agreements, we generally combine lease and non-lease components in calculating the ROU assets and lease liabilities. See Note 13 - Leases of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Accounting for Leases as a Lessor - We lease in which we act as the lessor includes land and residential and commercial units and are all classified as operating leases. Certain of our contracts contain variable income based on a percentage of the operating results of the leased asset. Certain of our contracts contain non-lease components such as water, utilities and common area services. We have elected to not separate lease and non-lease components for our lessor arrangements and the combined component is accounted for entirely under ASC 842. The underlying asset in an operating lease arrangement is carried at depreciated cost within Property, plant and equipment, net on the consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the underlying asset. We recognize operating lease revenue on a straight-line basis over the lease term.

Revenue Recognition - We account for our agribusiness revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

We recognize the majority of our revenue at a point in time when we satisfy a performance obligation and transfer control of the product to the respective customer. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for estimated customer discounts or concessions, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Agribusiness revenue - Revenue from lemon sales is generally recognized at a point in time when the customer takes control of the fruit from our packinghouse which aligns with the transfer of title to the customer. We have elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. We deliver the majority of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our arrangements with other third-party packinghouses related to our oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo. Our arrangements with our third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.

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

Revenue from the sales of certain of our agricultural products is recorded based on estimated proceeds provided by certain of our sales and marketing partners (Calavo and other third-party packinghouses) due to the time between when the product is delivered by us and the closing of the pools for such fruits at the end of each month or harvest period. Calavo and other third-party packinghouses are agricultural cooperatives or function in a similar manner as an agricultural cooperative. We estimate the variable consideration using the most likely amount method, with the most likely amount being the quantities actually shipped extended by the prices reported by Calavo and other third-party packinghouses. Revenue is recognized at time of delivery to the packinghouses relating to fruits that are in pools that have not yet closed at month end if: (a) the related fruits have been delivered to and accepted by Calavo and other third-party packinghouses (i.e., Calavo and other third-party packinghouses obtain control) and (b) sales price information has been provided by Calavo and other third-party packinghouses (based on the marketplace activity for the related fruit) to estimate with reasonable certainty the final selling price for the fruit upon the closing of the pools. In such instances, we have the present right to payment and Calavo and other third-party packinghouses have the present right to direct the use of, and obtain substantially all of the remaining benefits from, the delivered fruit. We do not expect that there is a high likelihood that a significant reversal in the amount of cumulative revenue recognized in the early periods of the pool will occur once the final pool prices have been reported by the packinghouses. Historically, the revenue that is recorded based on the sales price information provided to us by Calavo and other third-party packinghouses at the time of delivery, have not materially differed from the actual amounts that are paid after the monthly or harvest period pools are closed.

We have entered into brokerage arrangements with third-party international packinghouses. In these arrangements, we have the exclusive ability to direct the use of, and obtain substantially all of the remaining benefits from the fruit, and are therefore acting as a principal. As such, we record the related revenue and costs of the fruit gross in the consolidated statement of operations.

Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment.

Rental Revenue - We account for our rental operations revenue in accordance with ASC 842, Leases. Minimum rental revenues are generally recognized on a straight-line basis over the respective initial lease term. Contingent rental revenues are contractually defined as to the percentage of rent received by us and are based on fees collected by the lessee. Such revenues are recognized when actual results, based on collected fees reported by the tenant, are received. Our rental arrangements generally require payment on a monthly or quarterly basis.

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

Financing and payment - Our payment terms vary by the type and location of our customer and the products or services offered. Payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 60 days from date of shipment or satisfaction of the performance obligation. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry.

Practical expedients and exemptions - Taxes collected from customers and remitted to government authorities and that are related to the sales of our products are excluded from revenues.

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

Defined Benefit Retirement Plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time. Ongoing accounting for this plan under FASB ASC 715 provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements. Third-party actuarial consultants provide this information to us. In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables. During 2019, the Society of Actuaries (“SOA”) released a new mortality improvement scale table, referred to as MP-2019, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2019, the assumed discount rate to measure the pension obligation decreased to 3.0%. We used the latest mortality tables released by the SOA through October 2019 to measure our pension obligation as of October 31, 2019 and combined with the assumed discount rate and other demographic assumptions, our pension liability increased by approximately $0.6 million as of October 31, 2019. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

Please See Note 2 – "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on January 13, 2020. We believe the outbreak of COVID-19 poses increasing risks and may potentially have accounting implications for us with exposure to a broader economic downturn and decline in financial markets.  We anticipate a decrease in demand for our fresh citrus in Asian countries which would result in supply chain disruptions and reduced exports to areas affected by the virus.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting. There have been no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on January 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2019 - November 30, 2019	—	—	—	—
December 1, 2019 - December 31, 2019	11,314	$18.87	—	—
January 1, 2020 - January 31, 2020	—	—	—	—
Total	11,314		—	—
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

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith,

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

March 11, 2020	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 11, 2020	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)