Form 10-Q
period 2020-04-30
Limoneira CO
filed 2020-06-09
CIK 1342423

LIMONEIRA COMPANY

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020
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

As of May 31, 2020, there were 17,857,707 shares outstanding of the registrant’s common stock.

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

•	market responses to industry volume pressures;

•	increased pressure from disease, insects and other pests;

•	disruption of water supplies or changes in water allocations;

•	product and raw materials supplies and pricing;

•	energy supply and pricing;

•	changes in interest rates;

•	availability of financing for development activities;

•	general economic conditions for residential and commercial real estate development;

•	political changes and economic crises;

•	international conflict;

•	acts of terrorism;

•	labor disruptions, strikes, shortages or work stoppages;

•	the impact of foreign exchange rate movements;

•	negative impacts related to the COVID-19 pandemic and the effectiveness of the Company's responses to the pandemic;

•	loss of important intellectual property rights; and

•	other factors disclosed in our public filings with the Securities and Exchange Commission (the "SEC").
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” additional factors that could cause our actual results to differ from our projections or estimates, especially relating to the COVID-19 pandemic.

Many of these risks and uncertainties are currently amplified by, and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2020	October 31, 2019
Assets
Current assets:
Cash	$1,264	$616
Accounts receivable, net	20,659	15,114
Cultural costs	4,161	7,223
Prepaid expenses and other current assets	11,291	8,153
Receivables/other from related parties	6,276	2,985
Income taxes receivable	5,906	979
Total current assets	49,557	35,070

Property, plant and equipment, net	246,721	248,114
Real estate development	19,361	17,602
Equity in investments	60,413	58,223
Investment in Calavo Growers, Inc.	—	17,346
Goodwill	1,523	1,839
Intangible assets, net	11,682	12,407
Other assets	9,403	9,266
Total assets	$398,660	$399,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,451	$4,974
Growers payable	5,629	14,500
Accrued liabilities	6,503	8,261
Payables to related parties	3,819	906
Current portion of long-term debt	3,045	3,023
Total current liabilities	29,447	31,664
Long-term liabilities:
Long-term debt, less current portion	124,294	105,892
Deferred income taxes	22,160	24,346
Other long-term liabilities	6,109	5,467
Total liabilities	182,010	167,369
Commitments and contingencies (See Note 18)

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2020 and October 31, 2019) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2020 and October 31, 2019) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2020 and October 31, 2019)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,857,707 and 17,756,180 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively)	179	178
Additional paid-in capital	161,227	160,254
Retained earnings	38,850	53,089
Accumulated other comprehensive loss	(8,806)	(7,255)
Noncontrolling interest	14,390	15,422
Total stockholders’ equity	205,840	221,688
Total liabilities and stockholders’ equity	$398,660	$399,867
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net revenues:
Agribusiness	$38,439	$40,823	$78,922	$81,623
Other	1,132	1,212	2,305	2,430
Total net revenues	39,571	42,035	81,227	84,053
Costs and expenses:
Agribusiness	35,949	37,078	78,492	75,994
Other operations	1,117	1,119	2,386	2,226
Selling, general and administrative	5,338	4,843	11,648	9,858
Total costs and expenses	42,404	43,040	92,526	88,078
Operating loss	(2,833)	(1,005)	(11,299)	(4,025)
Other (expense) income:
Interest expense, net	(1,052)	(686)	(997)	(539)
Equity in (loss) earnings of investments	(371)	1,927	(491)	1,969
(Loss) gain on stock in Calavo Growers, Inc.	(4,275)	3,612	(6,299)	(298)
Other (expense) income, net	(280)	56	235	360
Total other (expense) income	(5,978)	4,909	(7,552)	1,492

(Loss) income before income tax benefit (provision)	(8,811)	3,904	(18,851)	(2,533)
Income tax benefit (provision)	3,505	(1,084)	6,641	677
Net (loss) income	(5,306)	2,820	(12,210)	(1,856)
Net loss (income) attributable to noncontrolling interest	423	(5)	900	(22)
Net (loss) income attributable to Limoneira Company	(4,883)	2,815	(11,310)	(1,878)
Preferred dividends	(126)	(126)	(251)	(251)
Net (loss) income attributable to common stock	$(5,009)	$2,689	$(11,561)	$(2,129)

Basic net (loss) income per common share	$(0.29)	$0.15	$(0.66)	$(0.12)

Diluted net (loss) income per common share	$(0.29)	$0.15	$(0.66)	$(0.12)

Weighted-average common shares outstanding-basic	17,634,000	17,554,000	17,602,000	17,516,000
Weighted-average common shares outstanding-diluted	17,634,000	18,225,000	17,602,000	17,516,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net (loss) income	$(5,306)	$2,820	$(12,210)	$(1,856)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(619)	(452)	(1,886)	443
Minimum pension liability adjustment, net of tax of $50, $28, $100 and $55 for the three and six months ended April 30, 2020 and 2019, respectively.	60	72	195	146
Residual state tax effects on sale of equity securities	140	—	140	—
Total other comprehensive (loss) income, net of tax	(419)	(380)	(1,551)	589
Comprehensive (loss) income	(5,725)	2,440	(13,761)	(1,267)
Comprehensive loss attributable to noncontrolling interest	422	13	887	1
Comprehensive (loss) income attributable to Limoneira Company	$(5,303)	$2,453	$(12,874)	$(1,266)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,132)	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$14,957	$212,817	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,341)	—	—	(1,341)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	358	—	—	—	358	—	—
Noncontrolling interest adjustment	—	—	—	—	—	(145)	(145)	—	—
Net loss	—	—	—	(4,883)	—	(423)	(5,306)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(419)	1	(418)	—	—
Balance at April 30, 2020	17,857,707	$179	$161,227	$38,850	$(8,806)	$14,390	$205,840	$1,479	$9,331

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,332)	—	—	(1,332)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,737	2	789	—	—	—	791	—	—
Exchange of common stock	(20,119)	—	(305)	—	—	—	(305)	—	—
Net (loss) income	—	—	—	(4,693)	—	17	(4,676)	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	969	(12)	957	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,724)	1,724	—	—	—	—
Balance at January 31, 2019	17,772,753	$178	$159,555	$58,401	$(4,263)	$579	$214,450	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	437	—	—	—	437	—	—
Net income	—	—	—	2,815	—	5	2,820	—	—
Other comprehensive income, net of tax	—	—	—	—	(380)	(9)	(389)	—	—
Balance at April 30, 2019	17,772,753	$178	$159,992	$59,757	$(4,643)	$575	$215,859	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(12,210)	$(1,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,998	4,247
Loss (gain) on disposals of assets	264	(11)
Stock compensation expense	1,187	1,228
Non-cash lease expense	228	—
Equity in loss (earnings) of investments	491	(1,969)
Cash distributions from equity investments	—	282
Deferred income taxes	(6,641)	(642)
Accrued interest on notes receivable	(12)	(92)
Loss on stock in Calavo Growers, Inc.	6,299	298
Changes in operating assets and liabilities:
Accounts receivable	(2,953)	(5,838)
Cultural costs	3,001	2,608
Prepaid expenses and other current assets	(4,620)	(1,409)
Income taxes receivable	—	378
Other assets	80	(130)
Accounts payable and growers payable	(3,841)	9,947
Accrued liabilities	(2,360)	(2,927)
Other long-term liabilities	291	(96)
Net cash (used in) provided by operating activities	(15,798)	4,018
Investing activities
Capital expenditures	(5,415)	(8,151)
Agriculture property acquisition	—	(397)
Payments to FGF Trapani	—	(4,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	11,048	—
Collections of installments on note receivable	—	150
Equity investment contributions	(2,800)	(4,000)
Loan to Limoneira Lewis Community Builders, LLC	(1,800)	—
Investments in mutual water companies	(51)	(16)
Insurance proceeds received	250	—
Net cash provided by (used in) investing activities	1,232	(16,414)
Financing activities
Borrowings of long-term debt	71,275	58,340
Repayments of long-term debt	(52,771)	(41,844)
Dividends paid – common	(2,679)	(2,665)
Dividends paid – preferred	(250)	(251)
Exchange of common stock	(213)	(305)
Net cash provided by financing activities	15,362	13,275
Effect of exchange rate changes on cash	(148)	3
Net increase in cash	648	882
Cash at beginning of period	616	609
Cash at end of period	$1,264	$1,491

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$981	$1,327
Cash paid during the period for income taxes, net of refunds	$—	$130
Non-cash investing and financing activities:
Decrease in real estate development and sale-leaseback deferral	$—	$(58,330)
Reclassification from real estate development to equity in investments	$—	$(33,353)
Capital expenditures accrued but not paid at period-end	$1,734	$400
Accrued contribution obligation of investment in water company	$450	$450
Accrued Series B-2 Convertible Preferred Stock dividends	$31	$31

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

In February 2020, the Company received an annual patronage dividend of $966,000 from Farm Credit West, FLCA ("Farm Credit West"), of which $667,000 was recorded as a reduction in interest expense and $299,000 reduced the Company's real estate development assets.

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

Basis of Presentation and Preparation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. Intercompany accounts and transactions have been eliminated. In the opinion of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited interim consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Because the consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

Accounting for Leases as a Lessor - Leases in which the Company acts as the lessor include land, residential and commercial units and are all classified as operating leases. Certain of the Company’s contracts contain variable income based on a percentage of the operating results of the leased asset. Certain of the Company’s contracts contain non-lease components such as water, utilities and common area services. The Company has elected to not separate lease and non-lease components for its lessor arrangements and the combined component is accounted for entirely under Accounting Standards Codification ("ASC") 842, Leases. The underlying asset in an operating lease arrangement is carried at depreciated cost within property, plant, and equipment, net on the consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the underlying asset. The Company recognizes operating lease revenue on a straight-line basis over the lease term.

Comprehensive (Loss) Income

Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity. As of April 30, 2020, the components of accumulated other comprehensive loss, net of tax, consist of accumulated foreign currency translation losses of $4,248,000 and accumulated pension losses of $4,558,000. As of October 31, 2019, accumulated other comprehensive loss consisted of accumulated foreign currency translation losses of $2,362,000, accumulated pension losses of $4,753,000 and accumulated losses related to available for sale securities of $140,000.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the April 30, 2020 presentation. The Company reclassified receivables/other from related parties and payables to related parties of $2,985,000 and $906,000, respectively, as of October 31, 2019, from accounts receivable, net, and accrued liabilities, respectively.

Recent Accounting Pronouncements

FASB ASU 2016-02, Leases (Topic 842) and related ASUs, including ASU 2018-11, Leases (Topic 842): Targeted Improvements

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11 which, among other things, provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis (the "Optional Transition Method"). Effectively, the Optional Transition Method permits companies to adopt the lease standard through a cumulative effect adjustment to their opening balance sheet on the date of adoption and report under the New Lease Standard on a post-adoption basis.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The adoption of ASU 2016-02 had a material impact on its consolidated balance sheets, but did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. Upon adoption as of November 1, 2019, the Company recorded ROU assets of $2,400,000 and lease liabilities of $2,500,000 for operating leases in which the Company is a lessee. The adoption also included an immaterial reclassification of accrued rent liabilities against the ROU asset balance. As of November 1, 2019, there were no material finance leases for which the Company was a lessee. The adoption of ASU 2016-02 did not change the Company’s accounting for its operating leases in which it acts as the lessor. See Note 13 - Leases for additional information.

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

Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the impact on its consolidated financial statements at April 30, 2020 and has estimated the impact of approximately $1,380,000 of income tax benefit and $4,924,000 federal tax refund utilizing net operating loss provisions of the CARES Act. The Company anticipates it will benefit from the utilization of net operating losses, the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and potentially other provisions within the CARES Act.

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

In February 2020, FGF agreed to a decrease in the purchase consideration of $152,000 to reflect profits that Limoneira Argentina would have received had the transaction been consummated at the beginning of the 2019 lemon export season. The Company has recorded a receivable from FGF, a decrease in non-controlling interest and a decrease in goodwill.

Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation, which was finalized during the second quarter of fiscal year 2020 (in thousands):

Cultural costs	$3,270
Land and land improvements	9,520
Buildings and improvements	870
Orchards	8,410
Customer relationships, trademarks and non-competition agreement (10-year useful life)	6,920
Goodwill	123
Total assets acquired	29,113
Noncontrolling interest	(14,265)
Net cash paid	$14,848

Goodwill of $123,000 relates to synergies of the operations, has been allocated to the fresh lemons segment and is currently not expected to be deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh were included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the years ended October 31, 2019 and 2018 would have resulted in revenues of $177,625,000 and $153,033,000, respectively, and net (loss) income of $(6,092,000) and $21,942,000, respectively.

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

The following table sets forth the Company’s financial assets as of October 31, 2019, which were measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

October 31, 2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$17,346	$—	$—	$17,346

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Fair Value Measurements (continued)

Equity securities consisted of marketable securities in Calavo common stock. At October 31, 2019, the Company owned 200,000 shares which represented approximately 1.1% of Calavo’s outstanding common stock at a stock price of $97.00 per share. These securities were measured at fair value by quoted market prices and changes in fair value were included in the statement of operations.

In March 2020, the Company sold all 200,000 shares of Calavo common stock for a total of $11,048,000, recognizing a loss of $4,275,000 and $6,299,000, for the three and six months ended April 30, 2020, respectively, which is included in other (expense) income in the consolidated statement of operations. In fiscal year 2019, the Company sold 50,000 shares of Calavo common stock for a total of $4,786,000, recognizing a loss of $63,000, which was included in other (expense) income in the consolidated statement of operations.

5. Concentrations and Geographic Information
Lemons procured from third-party growers were 60% and 59% of the Company's lemon supply in the three months ended April 30, 2020 and 2019, respectively. Lemons procured from third-party growers were 58% and 59% of the Company's lemon supply in the six months ended April 30, 2020 and 2019, respectively, of which one third-party grower was 12% of lemon supply as of April 30, 2020. The Company sells the majority of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packinghouse.

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base.

During the three and six months ended April 30, 2020, the Company had approximately $921,000 and $1,460,000 of lemon and orange sales in Chile by PDA and San Pablo, respectively, and $2,280,000 and $2,479,000 of lemon and orange sales in Argentina by Trapani Fresh, respectively. During the three and six months ended April 30, 2019, the Company had approximately $907,000, and $1,545,000 of lemon and orange sales in Chile by PDA and San Pablo, respectively.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2020	October 31, 2019
Prepaid supplies and insurance	$4,329	$3,199
Note receivable and related interest	2,489	181
Real estate development held-for-sale	2,543	2,543
Lemon supplier advances and other	1,930	2,230
	$11,291	$8,153

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	April 30, 2020	October 31, 2019
Retained Property - East Area I	$12,845	$11,943
East Area II	6,516	5,659
	$19,361	$17,602

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Real Estate Development (continued)

East Area I, Retained Property and East Area II (continued)

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance includes estimated costs incurred by and reimbursable to LLCB of $2,850,000 at April 30, 2020, which is included in payables to related parties and $1,200,000 at October 31, 2019, which was included in other long-term liabilities.

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally was scheduled to mature in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The extension had no impact on the Company's loan guarantee $1,080,000 value as of April 30, 2020.

In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $45,000,000 as of April 30, 2020.

The Company made contributions to the Joint Venture of $2,800,000 and $4,000,000 in the six months ended April 30, 2020 and 2019, respectively. Additionally, in February 2020 the Company and Lewis each loaned $1,800,000 to the Joint Venture at an interest rate of 4.6% originally due May 31, 2020 and extended to August 31, 2020.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. The Company's net carrying value of Sevilla was $2,543,000, as of April 30, 2020 and October 31, 2019, respectively, which has been included in prepaid expenses and other current assets. The expenses associated with this property were immaterial.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but was extended to December 15, 2020 and the interest rate was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. At April 30, 2020, the net carrying value of the note was $2,489,000 and classified in prepaid expenses and other current assets.

In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in fiscal year 2020. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At April 30, 2020, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

8. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2020	October 31, 2019
Limoneira Lewis Community Builders, LLC	$56,755	$54,016
Limco Del Mar, Ltd.	1,928	1,950
Rosales	1,218	1,745
Romney Property Partnership	512	512
	$60,413	$58,223

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Equity in Investments (continued)

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries”. In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the six months ended April 30, 2019, this threshold was met for the LLCB and thus summarized income statement information is presented in this Quarterly Report on Form 10-Q.

The following is unaudited summarized financial information for LLCB (in thousands):

	Six Months Ended April 30,
	2020	2019
Revenues	$4,768	$30,354
Cost of land sold	3,975	22,005
Operating expenses	649	107
Net income	$144	$8,242
Net income attributable to Limoneira Company	$132	$3,481

9. Goodwill and Intangible Assets

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Net Carrying Amount
October 31, 2019	$1,839
Trapani Fresh purchase price adjustment	(297)
Foreign currency translation adjustment	(19)
April 30, 2020	$1,523
See Note 3 - Acquisitions for additional information regarding the acquisition of Trapani Fresh.

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2020.

Intangible assets consisted of the following as of April 30, 2020 and October 31, 2019 (in thousands):

	April 30, 2020				October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$3,786	$(698)	$3,088	10	$3,786	$(542)	$3,244	10
Customer relationships	5,010	(781)	4,229	9	5,010	(500)	4,510	9
Non-competition agreement	1,040	(95)	945	10	1,040	(42)	998	10
Acquired water and mineral rights	3,420	—	3,420	Indefinite	3,655	—	3,655	Indefinite
	$13,256	$(1,574)	$11,682		$13,491	$(1,084)	$12,407

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9. Goodwill and Intangible Assets (continued)

Amortization expense totaled $205,000 and $89,000 for the three months ended April 30, 2020 and 2019, respectively. Amortization expense totaled $490,000 and $178,000 for the six months ended April 30, 2020 and 2019, respectively.

Estimated future amortization expense of intangible assets as of April 30, 2020 are as follows (in thousands):

2020 (excluding the six months ended April 30, 2020)	$547
2021	1,027
2022	976
2023	976
2024	976
Thereafter	3,760
$8,262

10. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of April 30, 2020 and October 31, 2019 were $6,000,000 and $5,499,000, respectively.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2020	October 31, 2019
Compensation	$1,386	$1,973
Property taxes	—	652
Lemon and orange supplier payables	78	899
Allowances and packing and harvest expenses	2,190	3,191
Other	2,849	1,546
	$6,503	$8,261

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2020	October 31, 2019
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.94% at April 30, 2020, plus 1.60%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$102,908	$82,843
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 3.76%. The loan is payable in quarterly installments through November 2022.	1,741	2,035
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.14%. The loan is payable in monthly installments through October 2035.	1,054	1,078
Farm Credit West term loan: Effective October 1, 2019, the interest rate was fixed at 4.17%. The loan is payable in monthly installments through March 2036.	8,634	8,823
Farm Credit West term loan: the interest rate is fixed at 3.62% until March 2021, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,375	6,522
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	4,229	4,955
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,094	1,386
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.00% at April 30, 2020. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	127,470	109,077
Less deferred financing costs, net of accumulated amortization	131	162
Total long-term debt, net	127,339	108,915
Less current portion	3,045	3,023
Long-term debt, less current portion	$124,294	$105,892

In June 2017, the Company entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West that includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). In January 2018, the Company amended the Revolving Credit Supplement to increase the borrowing capacity from $60,000,000 to $75,000,000.

In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The loan matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at April 30, 2020.

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

In December 2019, Farm Credit West declared an annual cash patronage dividend of 1.00% of average eligible loan balances. The Company received $966,000 in February 2020.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Long-Term Debt (continued)

Under the Loan Agreement the Company is required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. On May 29, 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $355,000 and $344,000 during the three months ended April 30, 2020 and 2019, respectively, and $444,000 and $611,000 during the six months ended April 30, 2020 and 2019, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

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

The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of the dates indicated (in thousands):

	April 30, 2020	October 31, 2019
Land	$1,279	$1,279
Buildings, equipment and building improvements	22,841	22,841
Less accumulated depreciation	(7,877)	(7,551)
Property, plant and equipment, net under operating leases	$16,243	$16,569

Depreciation expense for assets under operating leases was approximately $160,000 and $326,000 for the three and six months ended April 30, 2020.

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
Operating lease revenue	$1,061	$2,157
Variable lease revenue	71	148
Total lease revenue	$1,132	$2,305

The future minimum lease payments to be received by the Company related to these operating lease agreements as of April 30, 2020 are as follows (in thousands):

2020 (excluding the six months ended April 30, 2020)	$563
2021	659
2022	469
2023	339
2024	42
Thereafter	758
Total	$2,830

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Leases (continued)

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 18 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of April 30, 2020, there were no material finance leases for which the Company was a lessee.

Operating lease costs were $137,000 and $274,000 for the three and six months ended April 30, 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2020
Assets
Operating lease ROU assets	Other assets	$2,187

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities	540
Non-current operating lease liabilities	Other long-term liabilities	1,693
Total operating lease liabilities		$2,233

Weighted-average remaining lease term (in years)		11.0
Weighted-average discount rate		3.9%

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$122	$306

ROU assets obtained in exchange for new operating lease liabilities	$—	$—

Future minimum lease payments under non-cancellable leases for the remainder of fiscal year 2020, each of the subsequent four fiscal years and thereafter are as follows (in thousands):

2020 (excluding the six months ended April 30, 2020)	$240
2021	481
2022	330
2023	154
2024	134
Thereafter	1,450
Total lease payments	2,789
Less: Imputed interest	(556)
Total	$2,233

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Leases (continued)

In addition to operating lease commitments, the Company also has a contract for pollination services which does not meet the definition of a lease, with minimum future payments of $153,000 for the remainder of fiscal year 2020, $307,000 for each of the fiscal years 2021 and 2022 and $51,000 in fiscal year 2023.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(5,009)	$2,689	$(11,561)	$(2,129)
Effect of unvested, restricted stock	(17)	(16)	(34)	(33)
Numerator: Net (loss) income for basic EPS	(5,026)	2,673	(11,595)	(2,162)
Denominator: Weighted average common shares-basic	17,634	17,554	17,602	17,516
Basic net (loss) income per common share	$(0.29)	$0.15	$(0.66)	$(0.12)

Diluted net (loss) income per common share:
Numerator: Net (loss) income for diluted EPS	$(5,026)	$2,815	$(11,595)	$(2,162)
Weighted average common shares–basic	17,634	17,554	17,602	17,516
Effect of dilutive unvested, restricted stock and preferred stock	—	671	—	—
Denominator: Weighted average common shares–diluted	17,634	18,225	17,602	17,516
Diluted net (loss) income per common share	$(0.29)	$0.15	$(0.66)	$(0.12)

Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 220,000 and 140,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the three months ended April 30, 2020 and 2019, respectively, and 196,000 and 219,000 for the six months ended April 30, 2020 and 2019, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Related-Party Transactions
The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		April 30, 2020					October 31, 2019
		Balance Sheet					Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Accounts Payable	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Accounts Payable	Payables to Related Parties	Other Long-Term Liabilities
1	Employees	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	Mutual water companies	$—	$501	$38	$—	$—	$—	$473	$11	$—	$—
3	Cooperative association	$—	$—	$103	$—	$—	$—	$—	$35	$—	$—
4	Calavo	$403	$—	$1	$—	$—	$—	$—	$—	$—	$—
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
6	Cadiz / Fenner / WAM	$—	$1,480	$—	$134	$1,390	$—	$—	$—	$—	$—
7	Colorado River Growers	$297	$—	$—	$—	$—	$376	$—	$—	$—	$—
8	YMIDD	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
9	FGF	$3,776	$—	$—	$835	$—	$2,609	$—	$—	$906	$—
10	LLCB	$1,800	$—	$—	$2,850	$—	$—	$—	$—	$—	$1,200

		Three Months Ended April 30, 2020					Three Months Ended April 30, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$193	$—	$—	$—	$—	$182	$—	$—	$—
2	Mutual water companies	$—	$—	$117	$—	$—	$—	$—	$77	$—	$—
3	Cooperative association	$—	$—	$447	$—	$—	$—	$—	$540	$—	$—
4	Calavo	$1,539	$84	$59	$—	$126	$540	$80	$—	$—	$126
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$232	$—	$—
6	Cadiz / Fenner / WAM	$—	$—	$70	$—	$—	$—	$—	$22	$—	$—
7	Colorado River Growers	$1	$—	$337	$—	$—	$—	$—	$—	$—	$—
8	YMIDD	$—	$—	$53	$—	$—	$—	$—	$53	$—	$—
9	FGF	$2,280	$—	$2,270	$—	$—	$—	$—	$—	$—	$—

		Six Months Ended April 30, 2020					Six Months Ended April 30, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$390	$—	$—	$—	$—	$360	$—	$—	$—
2	Mutual water companies	$—	$—	$464	$—	$—	$—	$—	$398	$—	$—
3	Cooperative association	$—	$—	$893	$—	$—	$—	$—	$856	$—	$—
4	Calavo	$1,572	$165	$178	$220	$252	$543	$159	$1	$250	$255
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$609	$—	$—
6	Cadiz / Fenner / WAM	$—	$—	$171	$—	$—	$—	$—	$88	$—	$—
7	Colorado River Growers	$522	$—	$5,337	$—	$—	$306	$—	$3,841	$—	$—
8	YMIDD	$—	$—	$86	$—	$—	$—	$—	$85	$—	$—
9	FGF	$2,479	$—	$2,433	$—	$—	$—	$—	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15. Related-Party Transactions (continued)

(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at April 30, 2020 and October 31, 2019.

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

(4) Calavo - The Company had an investment in Calavo through March 2020 and has representation on the board of directors and Calavo has an investment in the Company. Calavo had representation on the board of directors of the Company through December 2018. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo, purchased storage services from Calavo and had amounts due to Calavo for those services.

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

(10) LLCB - Refer to Note 7, "Real Estate Development".

16. Income Taxes

The Company’s estimated annual effective blended rate for fiscal year 2020 excluding discrete items is approximately 29.3%. As such, a 35.2% estimated effective blended tax rate, after discrete items primarily related to the CARES Act, was utilized by the Company in the six months ended April 30, 2020 to calculate it income tax provision. The effective tax rate for the six months ended April 30, 2020 was higher than the federal statutory tax rate of 21% mainly due to a $1,380,000 discrete benefit recorded as a result of the carryback of federal net operating losses to previous years when the federal income tax rate was 34%.

The Company has no material uncertain tax positions as of April 30, 2020. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2020.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $150,000 during the three months ended April 30, 2020 and 2019, respectively. There were funding contributions of zero and $300,000 during the six months ended April 30, 2020 and 2019, respectively.

The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Administrative expenses	$69	$47	$139	$94
Interest cost	161	207	321	414
Expected return on plan assets	(247)	(272)	(495)	(544)
Prior service cost	11	11	22	22
Recognized actuarial loss	185	100	370	201
Net periodic benefit cost	$179	$93	$357	$187

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

19. Stock-based Compensation (continued)

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2020 and 2019, 17,841 and 15,642 shares, respectively, of common stock were granted as Director Awards. The Company recognized $358,000 and $339,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2020 and 2019, respectively.

During the three months ended January 31, 2020 and 2019, members of management exchanged 11,314 and 20,119 shares, respectively, of common stock with fair values of $213,000 and $305,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

20. Segment Information

The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The Company’s operating segments of rental operations and real estate development are no longer disclosed as separate reportable operating segments and are included in the “Corporate and Other” category in the tables below as they do not meet the quantitative threshold and from a qualitative perspective are not a core focus of the Company's main agribusiness activities. Prior years’ information has been restated to conform to the current year’s presentation. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops. Revenues related to rental operations are included in “Corporate and Other”. Other agribusiness revenues for the three and six months ended April 30, 2020, consists of oranges of $2,667,000 and $4,939,000, respectively, and specialty citrus and other crops of $1,152,000 and $3,044,000, respectively. Other agribusiness revenues for the three and six months ended April 30, 2019, consists of oranges of $1,991,000 and $2,937,000, respectively, and specialty citrus and other crops of $1,910,000 and $3,165,000, respectively.

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

Segment information for the three months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,715	$3,883	$—	$2,022	$3,819	$38,439	$1,132	$39,571
Intersegment revenue	—	8,454	(8,454)	—	—	—	—	—
Total net revenues	28,715	12,337	(8,454)	2,022	3,819	38,439	1,132	39,571
Costs and expenses	26,961	10,328	(8,454)	1,561	3,393	33,789	6,182	39,971
Depreciation and amortization	—	—	—	—	—	2,160	273	2,433
Operating income (loss)	$1,754	$2,009	$—	$461	$426	$2,490	$(5,323)	$(2,833)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

20. Segment Information (continued)

Segment information for the three months ended April 30, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,428	$3,954	$—	$540	$3,901	$40,823	$1,212	$42,035
Intersegment revenue	—	8,157	(8,157)	—	—	—	—	—
Total net revenues	32,428	12,111	(8,157)	540	3,901	40,823	1,212	42,035
Costs and expenses	27,915	10,664	(8,157)	921	3,875	35,218	5,701	40,919
Depreciation and amortization	—	—	—	—	—	1,860	261	2,121
Operating income (loss)	$4,513	$1,447	$—	$(381)	$26	$3,745	$(4,750)	$(1,005)

Segment information for the six months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,772	$7,977	$—	$2,190	$7,983	$78,922	$2,305	$81,227
Intersegment revenue	—	15,559	(15,559)	—	—	—	—	—
Total net revenues	60,772	23,536	(15,559)	2,190	7,983	78,922	2,305	81,227
Costs and expenses	61,312	18,937	(15,559)	2,034	7,324	74,048	13,480	87,528
Depreciation and amortization	—	—	—	—	—	4,444	554	4,998
Operating income (loss)	$(540)	$4,599	$—	$156	$659	$430	$(11,729)	$(11,299)

Segment information for the six months ended April 30, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$66,921	$8,057	$—	$543	$6,102	$81,623	$2,430	$84,053
Intersegment revenue	—	15,201	(15,201)	—	—	—	—	—
Total net revenues	66,921	23,258	(15,201)	543	6,102	81,623	2,430	84,053
Costs and expenses	59,997	19,448	(15,201)	1,637	6,385	72,266	11,565	83,831
Depreciation and amortization	—	—	—	—	—	3,728	519	4,247
Operating income (loss)	$6,924	$3,810	$—	$(1,094)	$(283)	$5,629	$(9,654)	$(4,025)

21. Subsequent Events
The Company has evaluated events subsequent to April 30, 2020 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,250 units in various stages of planning and development.

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

Agribusiness Division

The agribusiness division represented approximately 97%, 96% and 96% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively, of which fresh lemons and lemon packing combined represented 87%, 80% and 78% of our fiscal year 2019, 2018 and 2017 consolidated revenues, respectively.

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. During the six months ended April 30, 2020, lemon sales were comprised of approximately 71% in domestic and Canadian sales, 26% in sales to domestic exporters and 3% in international sales. Additionally, we had approximately $1.5 million of lemon and orange sales in Chile by PDA and San Pablo and $2.5 million of lemon and orange sales in Argentina by Trapani Fresh in the six months ended April 30, 2020. We sell our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses. We sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

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

Our avocado producing business is important to us, yet it faces constraints on growth as there is little additional land with sufficient water that can be cost-effectively acquired to support new avocado orchards in Southern California. Also, avocado production is cyclical as avocados typically bear fruit on a bi-annual basis with large crops in one year followed by smaller crops the next year. While our avocado production can be volatile, the profitability and cash flow realized from our avocados helps to diversify our fruit production base.

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

California has historically experienced periods of below average precipitation. Precipitation in 2019 brought relief to California’s drought conditions, although the few years prior to 2019 were among the most severe droughts on record. Rainfall, snow levels and water content of snow pack were significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2019, 2018 and 2017 compared to 75% in 2016 and zero in 2015.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 244 units through April 30, 2020. For further information see Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

On May 30, 2019, we acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani (“FGF”), a multi-generational, family owned citrus operation in Argentina. To consummate the transaction, we formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that holds a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows, packs, markets and sells fresh citrus. Total consideration paid for our interest in Trapani Fresh was $15.0 million. Subsequently, in February 2020, FGF agreed to a decrease in the purchase consideration of $0.2 million to reflect profits that Limoneira Argentina would have received had the transaction been consummated at the beginning of the 2019 lemon export season.

In the first quarter of fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million. After transaction and other costs, we expect to receive proceeds of approximately $2.6 million and recognize an insignificant gain. At April 30, 2020, the $2.5 million carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

In March 2020, we entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15.0 million Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The loan matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

In March 2020, we sold our remaining 200,000 shares of Calavo Growers, Inc. ("Calavo") common stock at an average price of $55.29 per share. Net proceeds from the sale were $11.0 million and we recognized a loss of $6.3 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have evaluated the impact on our consolidated financial statements and estimated the impact of approximately $1.4 million of income tax

Recent Developments (continued)

benefit and $4.9 million federal refund as a result of the CARES Act. We anticipate we will benefit from the utilization of net operating losses, the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and potentially other provisions within the CARES Act.

For fiscal year 2019, we declared cash dividends to our stockholders totaling $0.30 per common share in the aggregate amount of $5.3 million. On April 15, 2020, we declared a cash dividend of $0.075 per common share, which was paid on April 19, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of April 8, 2020. On December 17, 2019, we declared a cash dividend of $0.075 per common share, which was paid on January 15, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of December 30, 2019.

COVID-19 Pandemic

The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers, and customers.

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market has seen a significant decline in volume, with lemon demand falling since wide spread shelter in place orders were issued in mid-March, resulting in a significant market oversupply. The export market for fresh product has also significantly declined due to COVID-19 impacts.

The decline in demand for our products during the second quarter of 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second quarter of 2020. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in - Item 1A. Risk Factors of this Quarterly Report. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement during the second half of 2020, specifically as restaurants and bars begin to reopen.

We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging video conferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout March and into April and May 2020, we allowed personnel to work remotely to the extent possible. While we believe we have taken appropriate measures to mitigate the impacts of the COVID-19 pandemic, as the situation evolves into what could be a more prolonged pandemic, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce and our customers and the ongoing continuity of our business operations. Those measures might include modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic.

Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, and substantially reducing discretionary spending.

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus were considered an essential business and permitted to remain open during the second quarter of 2020, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Revenues:
Agribusiness	$38,439	$40,823	$78,922	$81,623
Other	1,132	1,212	2,305	2,430
Total net revenues	39,571	42,035	81,227	84,053
Costs and expenses:
Agribusiness	35,949	37,078	78,492	75,994
Other operations	1,117	1,119	2,386	2,226
Selling, general and administrative	5,338	4,843	11,648	9,858
Total costs and expenses	42,404	43,040	92,526	88,078
Operating loss:
Agribusiness	2,490	3,745	430	5,629
Other operations	15	93	(81)	204
Selling, general and administrative	(5,338)	(4,843)	(11,648)	(9,858)
Operating loss	(2,833)	(1,005)	(11,299)	(4,025)
Other (expense) income:
Interest expense, net	(1,052)	(686)	(997)	(539)
Equity in (loss) earnings of investments	(371)	1,927	(491)	1,969
(Loss) gain on stock in Calavo Growers, Inc.	(4,275)	3,612	(6,299)	(298)
Other (expense) income, net	(280)	56	235	360
Total other (expense) income	(5,978)	4,909	(7,552)	1,492
(Loss) income before income tax benefit (provision)	(8,811)	3,904	(18,851)	(2,533)
Income tax benefit (provision)	3,505	(1,084)	6,641	677
Net (loss) income	(5,306)	2,820	(12,210)	(1,856)
Net loss (income) attributable to noncontrolling interest	423	(5)	900	(22)
Net (loss) income attributable to Limoneira Company	$(4,883)	$2,815	$(11,310)	$(1,878)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes loss (gain) on stock in Calavo, LLCB earnings in equity investments, disposals of assets and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020		2019
Net (loss) income attributable to Limoneira Company	$(4,883)	$2,815	$(11,310)		$(1,878)
Interest expense, net	1,052	686	997		539
Income tax (benefit) provision	(3,505)	1,084	(6,641)		(677)
Depreciation and amortization	2,433	2,121	4,998	—	4,247
EBITDA	$(4,903)	$6,706	$(11,956)		$2,231
Loss (gain) on stock in Calavo Growers, Inc.	4,275	(3,612)	6,299		298
LLCB loss (earnings) in equity investment	116	(2,270)	61		(2,270)
Loss on asset disposals	514	—	514		—
Adjusted EBITDA	$2	$824	$(5,082)		$259

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

Revenues

Total net revenues for the second quarter of fiscal year 2020 were $39.6 million compared to $42.0 million for the same period of fiscal year 2019. The 6% decrease of $2.5 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2020	2019	Change
Lemons	$32,598	$36,382	$(3,784)	(10)%
Avocados	2,022	540	1,482	274%
Oranges	2,667	1,991	676	34%
Specialty citrus and other crops	1,152	1,910	(758)	(40)%
Agribusiness revenues	$38,439	$40,823	$(2,384)	(6)%

•
Lemons: The decrease in the second quarter of fiscal year 2020 was primarily the result of lower prices partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2019. Second quarter of fiscal year 2020 includes sales of $2.3 million by Trapani Fresh on 143,000 cartons of fresh lemons sold. During the second quarter of fiscal years 2020 and 2019, fresh lemon sales were $25.3 million and $26.3 million on, in aggregate, 1,475,000 and 1,300,000 cartons of lemons sold at average per carton price of $17.14 and $20.26, respectively. COVID-19 related food service closures reduced the demand for lemons and created an over-supply in the marketplace. This oversupply of lemons resulted in lower average per carton prices in the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. Lemon revenues in the second quarter of fiscal years 2020 and 2019 included $3.9 million and $4.0 million shipping and handling, $1.6 million and $4.3 million lemon by-products and $1.9 million and $1.8 million other lemon sales, respectively. Other lemon sales in the second quarter of fiscal years 2020 and 2019 included $0.9 million and $1.0 million in Chile, respectively.

•
Avocados: The increase in the second quarter of fiscal year 2020 was primarily the result of an increase in price and volume of avocados sold compared to the same period in fiscal year 2019. During the second quarter of fiscal years 2020 and 2019, 1.2 million and 0.4 million pounds of avocados were sold at an average per pound price of $1.64 and $1.27, respectively.

•
Oranges: The increase in the second quarter of fiscal year 2020 was primarily the result of higher prices of oranges partially offset by a decrease in volume of oranges sold compared to the same period in fiscal year 2019. In the second quarter of fiscal years 2020 and 2019, 356,000 and 361,000 40-pound carton equivalents of oranges were sold at average per carton price of $7.49 and $5.52, respectively.

•
Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2020 was primarily the result of a decrease in volume partially offset by higher prices of specialty citrus sold compared to the same period in fiscal year 2019. During the second quarter of fiscal years 2020 and 2019, 125,000 and 272,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $9.22 and $7.02, respectively.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2020 were $42.4 million compared to $43.0 million in the same period of fiscal year 2019. The 1% decrease of $0.6 million was primarily attributable to decreases in our agribusiness costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2020	2019	Change
Packing costs	$11,131	$10,664	$467	4%
Harvest costs	4,604	4,672	(68)	(1)%
Growing costs	6,812	6,665	147	2%
Third-party grower costs	11,242	13,217	(1,975)	(15)%
Depreciation and amortization	2,160	1,860	300	16%
Agribusiness costs and expenses	$35,949	$37,078	$(1,129)	(3)%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the second quarter of fiscal years 2020 and 2019, lemon packing costs were $10.4 million and $9.9 million, respectively, which include Trapani Fresh lemon packing costs of $0.6 million in the second quarter of fiscal year 2020. During the second quarter of fiscal years 2020 and 2019, we packed and sold 1,475,000 and 1,300,000 cartons of lemons at average per carton costs of $7.06 and $7.60, respectively. Additionally, packing costs included $0.7 million and $0.8 million of shipping costs in the second quarter of fiscal years 2020 and 2019, respectively.

•	Harvest costs: Harvest costs for the second quarter of fiscal year 2020 were similar to the second quarter of 2019.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. In the second quarter of fiscal year 2020 growing costs were similar to the same period in fiscal year 2019. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the second quarter of fiscal year 2020 is primarily attributable to lower prices partially offset by increased volume of third-party grower fruit sold. Of the 1,475,000 and 1,300,000 cartons of lemons packed and sold during the second quarter of fiscal years 2020 and 2019, respectively, 882,000 (60%) and 770,000 (59%) cartons were procured from third-party growers at average per carton prices of $11.70 and $17.01, respectively.

•
Depreciation and amortization: Depreciation and amortization expense for the second quarter of fiscal year 2020 was approximately $0.3 million higher than the same period of fiscal year 2019, primarily due to the acquisition of Trapani Fresh in May 2019.

Selling, general and administrative costs and expenses were $5.3 million in the three months ended April 30, 2020 compared to $4.8 million in the three months ended April 30, 2019. The $0.5 million increase was primarily the result of $0.6 million due to the acquisition of Trapani Fresh, $0.1 million in training costs associated with an ERP implementation and $0.3 million of other selling and administrative expenses, partially offset by a net decrease in salaries, benefits and incentive compensation of $0.5 million as of April 30, 2020 compared to April 30, 2019.

Other (Expense) Income

Other expense for the three months ended April 30, 2020 was comprised primarily of $4.3 million loss on stock in Calavo Growers, Inc., $0.4 million of equity in loss of investments, and $1.1 million of interest expense, net. Other income for the three months ended April 30, 2019 was comprised primarily of $3.6 million gain on stock in Calavo Growers, Inc., and $1.9 million of equity in earnings of investments, partially offset by $0.7 million of interest expense, net.

Income Taxes

We recorded an estimated income tax benefit of $3.5 million and a tax provision of $1.1 million in the second quarter of fiscal years 2020 and 2019 on pre-tax loss of $8.8 million and a pre-tax income of $3.9 million, respectively The tax benefit recorded for the second quarter of fiscal year 2020 differs from the U.S. federal statutory tax rate of 21.0% due primarily to a $1.4 million discrete benefit related to the CARES Act. Our projected annual effective blended tax rate for fiscal year 2020 excluding discrete items is approximately 29.3%.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss (income) attributable to noncontrolling interest represents 10% and 49% of the net loss (income) of PDA and Trapani Fresh, respectively.

Six Months Ended April 30, 2020 Compared to the Six Months Ended April 30, 2019

Revenues

Total net revenues for the six months ended April 30, 2020 were $81.2 million compared to $84.1 million for the six months ended April 30, 2019. The 3% decrease of $2.8 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2020	2019	Change
Lemons	$68,749	$74,978	$(6,229)	(8)%
Avocados	2,190	543	1,647	303%
Oranges	4,939	2,937	2,002	68%
Specialty citrus and other crops	3,044	3,165	(121)	(4)%
Agribusiness revenues	$78,922	$81,623	$(2,701)	(3)%

•
Lemons: The decrease in the first six months of fiscal year 2020 was primarily the result of lower prices partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2019. Fiscal year 2020 includes sales of $2.5 million by Trapani Fresh on 196,000 cartons of fresh lemons sold. During the first six months of fiscal years 2020 and 2019, fresh lemon sales were $52.3 million and $57.2 million on, in aggregate, 2,755,000 and 2,572,000 cartons of lemons sold at average per carton prices of $18.99 and $22.26, respectively. COVID-19 related food service closures reduced the demand for lemons and created an over-supply in the marketplace. This oversupply of lemons resulted in lower average per carton prices in the second quarter of fiscal year 2020 compared to the same period in fiscal year 2019. Lemon revenues included $8.0 million and $8.1 million shipping and handling, $2.6 million and $6.3 million lemon by-products and $5.9 million and $3.3 million other lemon sales during the first six months of fiscal years 2020 and 2019, respectively. Other lemon sales in the first six months of fiscal years 2020 and 2019 included $1.3 million and $1.4 million in Chile, respectively.

•
Avocados: The increase in the first six months of fiscal year 2020 was primarily the result of increased price and volume of avocados sold compared to the same period in fiscal year 2019. During the first six months of fiscal years 2020 and 2019, 1.4 million and 0.4 million pounds of avocados were sold at an average per pound price of $1.61 and $1.27, respectively.

•
Oranges: The increase in the first six months of fiscal year 2020 was primarily the result of an increase in price and volume of oranges sold compared to the same period in fiscal year 2019. During the six months of fiscal years 2020 and 2019, 551,000 and 486,000 40-pound carton equivalents of oranges were sold at average per carton prices of $8.75 and $6.04, respectively. Additionally, in the first six months of fiscal years 2020 and 2019, revenues included $0.1 million and $0.2 million in Chile, respectively.

•
Specialty citrus and other crops: The decrease in the first six months of fiscal year 2020 was primarily the result of a decrease in volume partially offset by higher prices of specialty citrus sold compared to the same period in fiscal year 2019. During the first six months of fiscal years 2020 and 2019, 256,000 and 353,000 40-pound carton equivalents of specialty citrus were sold at an average per carton price of $11.89 and $8.97, respectively.

Costs and Expenses

Our total costs and expenses in the first six months of fiscal year 2020 were $92.5 million compared to $88.1 million in the same period of fiscal year 2019. The 5% increase of $4.4 million was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2020	2019	Change
Packing costs	$20,286	$19,448	$838	4%
Harvest costs	10,852	9,237	1,615	17%
Growing costs	16,591	14,278	2,313	16%
Third-party grower costs	26,319	29,303	(2,984)	(10)%
Depreciation and amortization	4,444	3,728	716	19%
Agribusiness costs and expenses	$78,492	$75,994	$2,498	3%

•
Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $19.0 million and $18.2 million in the first six months of fiscal years 2020 and 2019, respectively, which include Trapani Fresh lemon packing costs of $0.6 million during the first six months of fiscal year 2020. During the first six months of fiscal years 2020 and 2019, we packed and sold 2,755,000 and 2,572,000 cartons of lemons at average per carton costs of $6.89 and $7.06, respectively. Additionally, packing costs included $1.3 million of shipping costs in the first six months of fiscal years 2020 and 2019.

•	Harvest costs: The increase in the first six months of fiscal year 2020 was primarily attributable to increased volume of lemons and avocados harvested.

•
Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first six months of fiscal year 2020 was primarily due to net increased cost for cultivation and Argentina growing costs, partially offset by pest control, pruning and Chile growing costs compared to the same period in fiscal year 2019. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•
Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first six months of fiscal year 2020 is primarily attributable to lower prices, partially offset by increased volume of third-party grower fruit sold. Of the 2,755,000 and 2,572,000 cartons of lemons packed and sold during the first six months of fiscal years 2020 and 2019, respectively, 1,587,000 (58%) and 1,527,000 (59%) cartons were procured from third-party growers at average per carton prices of $13.87 and $18.92, respectively.

•
Depreciation and amortization: Depreciation and amortization expense for the first six months of fiscal year 2020 was approximately $0.7 million higher than the same period of fiscal year 2019, primarily due to the acquisition of Trapani Fresh in May 2019.

Selling, general and administrative costs and expenses were $11.6 million in the six months ended April 30, 2020 compared to $9.9 million in the six months ended April 30, 2019. The $1.8 million increase was primarily the result of a $0.8 million increase due to the acquisition of Trapani Fresh, $0.5 million increase in training costs associated with an ERP implementation, and $0.5 million of other selling and administrative expenses, including certain corporate overhead expenses as of April 30, 2020 compared to April 30, 2019.

Other (Expense) Income

Other expense for the six months ended April 30, 2020 was comprised primarily of $6.3 million loss on stock in Calavo Growers, Inc., $0.5 million of equity in loss of investments, and $1.0 million of interest expense, net. Other income for the six months ended April 30, 2019 was comprised primarily of $2.0 million of equity in earnings of investments partially offset by $0.5 million of interest expense, net.

Income Taxes

We recorded an estimated income tax benefit of $6.6 million and $0.7 million in the first six months of fiscal years 2020 and 2019 on pre-tax loss of $18.9 million and $2.5 million, respectively. The tax benefit recorded for the first six months of fiscal year 2020 differs from the U.S. federal statutory tax rate of 21.0% due primarily to a $1.4 million discrete benefit related to the CARES Act. Our projected annual effective blended tax rate for fiscal year 2020 excluding discrete items is approximately 29.3%.

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

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

The following table shows the segment results of operations for the three months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,715	$3,883	$—	$2,022	$3,819	$38,439	$1,132	$39,571
Intersegment revenue	—	8,454	(8,454)	—	—	—	—	—
Total net revenues	28,715	12,337	(8,454)	2,022	3,819	38,439	1,132	39,571
Costs and expenses	26,961	10,328	(8,454)	1,561	3,393	33,789	6,182	39,971
Depreciation and amortization	—	—	—	—	—	2,160	273	2,433
Operating income (loss)	$1,754	$2,009	$—	$461	$426	$2,490	$(5,323)	$(2,833)

The following table shows the segment results of operations for the three months ended April 30, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,428	$3,954	$—	$540	$3,901	$40,823	$1,212	$42,035
Intersegment revenue	—	8,157	(8,157)	—	—	—	—	—
Total net revenues	32,428	12,111	(8,157)	540	3,901	40,823	1,212	42,035
Costs and expenses	27,915	10,664	(8,157)	921	3,875	35,218	5,701	40,919
Depreciation and amortization	—	—	—	—	—	1,860	261	2,121
Operating income (loss)	$4,513	$1,447	$—	$(381)	$26	$3,745	$(4,750)	$(1,005)

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the second quarter of fiscal years 2020 and 2019, our fresh lemons segment total net revenues were $28.7 million and $32.4 million, respectively. The 11% decrease of $3.7 million was primarily due to decreases in fresh lemon carton sales of $1.1 million and lemon by-products of $2.7 million, partially offset by an increase in brokerage and other sales of $0.1 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the second quarter of fiscal years 2020 and 2019, our fresh lemons segment costs and expenses were $27.0 million and $27.9 million, respectively. The 3% decrease of $1.0 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2020 were $0.2 million higher than the same period of fiscal year 2019.

•	Growing costs for the second quarter of fiscal year 2020 were $0.3 million higher than the same period of fiscal year 2019.

•	Third-party grower costs for the second quarter of fiscal year 2020 were $2.5 million lower than the same period of fiscal year 2019.

•	Transportation costs for the second quarter of fiscal year 2020 were $0.7 million higher than the same period of fiscal year 2019.

•	Intersegment costs and expenses for the second quarter of fiscal year 2020 were $0.3 million higher than the same period of fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2020 and 2019, our lemon packing segment total net revenues were $12.3 million and $12.1 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2020 and 2019, our lemon packing costs and expenses were $10.3 million and $10.7 million, respectively.

For the second quarter of fiscal years 2020 and 2019, lemon packing segment operating income per carton sold was $1.41 and $1.11, respectively.

In the second quarter of fiscal years 2020 and 2019, the lemon packing segment included $8.5 million and $8.2 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the second quarter of fiscal years 2020 and 2019, our avocados segment had total net revenues of $2.0 million and $0.5 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the second quarter of fiscal years 2020 and 2019, our avocados segment costs and expenses were $1.6 million and $0.9 million, respectively. The 69% increase of $0.6 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2020 were $0.2 million higher than the same period of fiscal year 2019.

•	Growing costs for the second quarter of fiscal year 2020 were $0.5 million higher than the same period of fiscal year 2019.

Other Agribusiness

For the second quarter of fiscal years 2020 and 2019, our other agribusiness segment total net revenues were $3.8 million and $3.9 million, respectively. The 2% decrease of $0.1 million primarily consisted of the following:

•	Orange revenues for the second quarter of fiscal year 2020 were $0.7 million higher than the same period of fiscal year 2019.

•	Specialty citrus and other crops revenues for the second quarter of fiscal year 2020 were $0.8 million lower than the same period of fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the second quarter of fiscal years 2020 and 2019, our other agribusiness costs and expenses were $3.4 million and $3.9 million, respectively. The 12% decrease of $0.5 million primarily consisted of the following:

•	Harvest costs for the second quarter of fiscal year 2020 were $0.4 million lower than the same period of fiscal year 2019.

•	Growing costs for the second quarter of fiscal year 2020 were $0.7 million lower than the same period of fiscal year 2019.

•	Purchased fruit costs for the second quarter of fiscal year 2020 were $0.6 million higher than the same period of fiscal year 2019.

Total agribusiness depreciation and amortization expenses for the second quarter of fiscal year 2020 were $0.3 million higher than the same period of fiscal year 2019.

Corporate and Other

Our rental operations had total net revenues of approximately $1.1 million for the second quarter of fiscal years 2020 and 2019.

Costs and expenses in rental operations and real estate development for the second quarter of fiscal years 2020 and 2019 were $1.1 million. Depreciation and amortization expenses for the second quarter of fiscal years 2020 and 2019 were similar at approximately $0.3 million.

Selling, general and administrative costs and expenses include other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the second quarter of fiscal year 2020 were $0.5 million higher than the same period of fiscal year 2019.

Six Months Ended April 30, 2020 Compared to the Six Months Ended April 30, 2019

The following table shows the segment results of operations for the six months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,772	$7,977	$—	$2,190	$7,983	$78,922	$2,305	$81,227
Intersegment revenue	—	15,559	(15,559)	—	—	—	—	—
Total net revenues	60,772	23,536	(15,559)	2,190	7,983	78,922	2,305	81,227
Costs and expenses	61,312	18,937	(15,559)	2,034	7,324	74,048	13,480	87,528
Depreciation and amortization	—	—	—	—	—	4,444	554	4,998
Operating income (loss)	$(540)	$4,599	$—	$156	$659	$430	$(11,729)	$(11,299)

The following table shows the segment results of operations for the six months ended April 30, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$66,921	$8,057	$—	$543	$6,102	$81,623	$2,430	$84,053
Intersegment revenue	—	15,201	(15,201)	—	—	—	—	—
Total net revenues	66,921	23,258	(15,201)	543	6,102	81,623	2,430	84,053
Costs and expenses	59,997	19,448	(15,201)	1,637	6,385	72,266	11,565	83,831
Depreciation and amortization	—	—	—	—	—	3,728	519	4,247
Operating income (loss)	$6,924	$3,810	$—	$(1,094)	$(283)	$5,629	$(9,654)	$(4,025)

The following analysis should be read in conjunction with the previous section “Results of Operations”.

Fresh Lemons

For the first six months of fiscal years 2020 and 2019, our fresh lemons segment total net revenues were $60.8 million and $66.9 million, respectively. The 9% decrease of $6.1 million was primarily due to decreases in fresh lemon carton sales of $4.9 million and lemon by-products of $3.8 million, partially offset by an increase in brokerage and other sales of $2.6 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the first six months of fiscal years 2020 and 2019, our fresh lemons segment costs and expenses were $61.3 million and $60.0 million, respectively. The 2% increase of $1.3 million primarily consisted of the following:

•	Harvest costs for the first six months of fiscal year 2020 were $1.5 million higher than the same period of fiscal year 2019

•	Growing costs for the first six months of fiscal year 2020 were $2.6 million higher than the same period of fiscal year 2019.

•	Third-party grower costs for the first six months of fiscal year 2020 were $4.4 million lower than the same period of fiscal year 2019.

•	Transportation costs for the first six months of fiscal year 2020 were $1.3 million higher than the same period of fiscal year 2019.

•	Intersegment costs and expenses for the first six months of fiscal year 2020 were $0.4 million higher than the same period of fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first six months of fiscal years 2020 and 2019, our lemon packing segment total net revenues were $23.5 million and $23.3 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first six months of fiscal years 2020 and 2019, our lemon packing costs and expenses were $18.9 million and $19.4 million, respectively.

For the first six months of fiscal years 2020 and 2019, lemon packing segment operating income per carton sold was $1.67 and $1.48, respectively.

In the first six months of fiscal years 2020 and 2019, the lemon packing segment included $15.6 million and $15.2 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first six months of fiscal years 2020 and 2019, our avocados segment had total net revenues of $2.2 million and $0.5 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first six months of fiscal years 2020 and 2019, our avocados segment costs and expenses were $2.0 million and $1.6 million, respectively. The 24% increase of $0.4 million primarily consisted of the following:

•	Harvest costs for the first six months of fiscal year 2020 were $0.2 million higher than the same period of fiscal year 2019.

•	Growing costs for the first six months of fiscal year 2020 were $0.2 million higher than the same period of fiscal year 2019.

Other Agribusiness

For the first six months of fiscal years 2020 and 2019, our other agribusiness segment total net revenues were $8.0 million and $6.1 million, respectively. The 31% increase of $1.9 million primarily consisted of the following:

•	Orange revenues for the first six months of fiscal year 2020 were $2.0 million higher than the same period of fiscal year 2019.

•	Specialty citrus and other crops revenues for the first six months of fiscal year 2020 were $0.1 million lower than the same period of fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first six months of fiscal years 2020 and 2019, our other agribusiness costs and expenses were $7.3 million and $6.4 million, respectively. The 15% increase of $0.9 million primarily consisted of the following:

•	Harvest costs for the first six months of fiscal year 2020 were similar to the same period of fiscal year 2019.

•	Growing costs for the first six months of fiscal year 2020 were $0.5 million lower than the same period of fiscal year 2019.

•	Purchased fruit costs for the first six months of fiscal year 2020 were $1.4 million higher than the same period of fiscal year 2019.

Total agribusiness depreciation and amortization expenses for the first six months of fiscal year 2020 were $0.7 million higher than the same period of fiscal year 2019.

Corporate and Other

Our rental operations had total net revenues of approximately $2.3 million for the first six months of fiscal years 2020 and 2019.

Costs and expenses in rental operations and real estate development for the first six months of fiscal years 2020 and 2019 were $2.4 million and $2.2 million, respectively. Depreciation and amortization expenses for the first six months of fiscal years 2020 and 2019 were similar at approximately $0.6 million.

Selling, general and administrative costs and expenses include other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first six months of fiscal year 2020 were $1.8 million higher than the same period of fiscal year 2019.

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

Results of Operations for the Trailing Twelve Months Ended April 30, 2020 and 2019

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2020	2019
Revenues:
Agribusiness	$163,848	$133,769
Other	4,724	4,948
Total revenues	168,572	138,717
Costs and expenses:
Agribusiness	154,870	117,117
Other operations	4,599	4,328
Impairment of real estate development assets	—	1,558
Gain on sale of property assets	(1,069)	—
Selling, general and administrative	22,960	17,895
Total costs and expenses	181,360	140,898
Operating loss	(12,788)	(2,181)
Other (expense) income:
Interest expense, net	(2,592)	(867)
Equity in earnings of investments	613	2,635
(Loss) gain on stock in Calavo Growers, Inc.	(8,118)	3,925
Other income, net	4	416
Total other (expense) income	(10,093)	6,109
(Loss) income before income tax benefit (provision)	(22,881)	3,928
Income tax benefit (provision)	7,061	(801)
Net (loss) income	(15,820)	3,127
Loss (income) attributable to noncontrolling interest	445	(41)
Net (loss) income attributable to Limoneira Company	$(15,375)	$3,086

The following analysis should be read in conjunction with the previous section “Results of Operations”.

•
Total revenues increased $29.9 million in the twelve months ended April 30, 2020 compared to the twelve months ended April 30, 2019 primarily due to increased agribusiness revenues, particularly increased lemon sales.

•
Total costs and expenses increased $40.5 million in the twelve months ended April 30, 2020 compared to the twelve months ended April 30, 2019 primarily due to increases in our agribusiness and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased administrative personnel, salaries and benefits, and certain corporate expenses associated with our strategic initiatives.

•
Total other expense increased $16.2 million in the twelve months ended April 30, 2020 compared to the twelve months ended April 30, 2019 primarily due to increased losses on stock in Calavo, decreased equity in earnings of investments and an increase in interest expense.

•
Income tax benefit increased $7.9 million in the twelve months ended April 30, 2020 compared to the twelve months ended April 30, 2019 primarily due to a decrease in income before taxes as a result of decreased operating income, increased total other expense and discrete items related to the CARES Act.

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

Cash Flows from Operating Activities

For the six months ended April 30, 2020, net cash used in operating activities was $15.8 million compared to net cash provided by operating activities of $4.0 million for the six months ended April 30, 2019. The significant components of our cash flows used in operating activities were as follows:

•
Net loss for the six months ended April 30, 2020 was $12.2 million compared to net loss of $1.9 million for the six months ended April 30, 2019. The components of net loss in the six months ended April 30, 2020 compared to the same period in fiscal year 2019 consist of a decrease in operating income of $7.3 million, an increase in total other (expense) income of $9.0 million and an increase in income tax benefit of $6.0 million.

•
The adjustments to reconcile net loss to net cash used in operating activities provided $6.6 million of cash in the six months ended April 30, 2020 compared to providing $3.4 million of cash in the same period in fiscal year 2019 primarily due to significant changes in depreciation and amortization, deferred taxes, loss on stock in Calavo and equity in loss (earnings) of investments.

•
The changes in operating assets and liabilities used $10.4 million of operating cash in the six months ended April 30, 2020 compared to providing $2.5 million of operating cash in the same period in fiscal year 2019 primarily due to significant changes in accounts receivable, prepaid expenses and other current assets, accounts payable and growers payable.

Cash Flows from Investing Activities

For the six months ended April 30, 2020, net cash provided by investing activities was $1.2 million compared to net cash used in investing activities of $16.4 million during the same period in fiscal year 2019. Net cash provided by investing activities for the six months ended April 30, 2020 was primarily comprised of proceeds from sale of stock in Calavo, offset by capital expenditures and investments.

Capital expenditures were $5.4 million in the six months ended April 30, 2020, comprised of $5.3 million for property, plant and equipment primarily related to orchard and vineyard development and $0.1 million for real estate development projects. Additionally, in the six months ended April 30, 2020, we received proceeds from sale of stock in Calavo of $11.0 million, contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project and loaned $1.8 million to the Joint Venture.

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

Cash Flows from Financing Activities

For the six months ended April 30, 2020 and 2019, net cash provided by financing activities was $15.4 million and $13.3 million, respectively.

The $15.4 million of cash provided by financing activities during the six months ended April 30, 2020 was primarily comprised of net borrowings of long-term debt in the amount $18.5 million partially offset by common and preferred dividends, in aggregate, of $2.9 million. The $13.3 million of cash provided by financing activities during the six months ended April 30, 2019 was primarily comprised of net borrowings of long-term debt in the amount $16.5 million partially offset by common and preferred dividends, in aggregate, of $2.9 million.

Transactions Affecting Liquidity and Capital Resources

In June 2017, we entered into a Master Loan Agreement (the “Loan Agreement”) with Farm Credit West, FLCA ("Farm Credit West") which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (the “Supplements”). In January 2018, we amended the Revolving Credit Supplement to increase the borrowing capacity from $60.0 million to $75.0 million.

In March 2020,we entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15.0 million Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The loan matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at April 30, 2020.

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

In April 2020, we entered into a Promissory Note with City National Bank for a $3.6 million loan (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan had a two-year term, an interest rate of 1.0% per annum, and was able to be prepaid at any time prior to maturity with no prepayment penalties. In April 2020, we returned the $3.6 million in proceeds from the PPP Loan.

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

Under the Loan Agreement we are required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. On May 29, 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020. We currently expect to be in compliance with our financial covenants as of October 31, 2020 based on current projections. However, changes in the forecasts, estimates related to the impact of COVID-19, new developments and future disruptions could result in us not maintaining compliance with our financial covenants as of October 31, 2020.

In February 2020, we received an annual patronage dividend of $1.0 million from Farm Credit West, of which $0.7 million was recorded as a reduction in interest expense and $0.3 million reduced our real estate development assets.

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the Loan Agreement, Supplements and RELOC. In addition, we have Farm Credit West term loans, the Wells Fargo term loan, the Banco de Chile term loan and a note payable to the sellers of a land parcel. Additional information regarding the Farm Credit West Credit Facility, the Farm Credit West term loans, the Wells Fargo term loan, the Banco de Chile term loan and the note payable can be found in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the next twelve months. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2019 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture recorded a $45.0 million outstanding loan balance at April 30, 2020 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us.

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
Leases
Accounting for Operating Leases as a Lessee - In our ordinary course of business, we enter into leases as a lessee generally for agricultural land and packinghouse equipment. We determine if an arrangement is a lease or contains a lease at inception. Operating leases are included in other assets, accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

Accounting for Leases as a Lessor - Leases in which we act as the lessor include land and residential and commercial units and are all classified as operating leases. Certain of our contracts contain variable income based on a percentage of the operating results of the leased asset. Certain of our contracts contain non-lease components such as water, utilities and common area services. We have elected to not separate lease and non-lease components for our lessor arrangements and the combined component is accounted for entirely under ASC 842. The underlying asset in an operating lease arrangement is carried at depreciated cost within Property, plant and equipment, net on the consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the underlying asset. We recognize operating lease revenue on a straight-line basis over the lease term.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on January 13, 2020. The outbreak of COVID-19 poses increasing risks and has accounting implications for us with exposure to a broader economic downturn and decline in financial markets. We have experienced a decrease in demand for our fresh citrus which has resulted in supply chain disruptions and reduced export sales to areas acutely affected by the virus.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The following risk factors should be read in conjunction with, and supplement the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on January 13, 2020.

Our financial condition and results of operations for fiscal year 2020 and beyond have been and are expected to continue to be adversely affected by the recent novel coronavirus (or COVID-19) pandemic.

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy and has created significant volatility and disruption of financial markets as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or lock-down orders and business limitations and shutdowns. The duration and severity of COVID-19 and the degree of its impact on our business is uncertain and difficult to predict.

The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers; reduced demand for our products and services; increased customer losses; increased challenges in or cost of acquiring new customers; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members or adherence to mandated stay-at-home order; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors and suppliers; increased risk of privacy and cybersecurity breaches from increased remote working; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations.

Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the coronavirus’ global economic impact and any recession that has occurred or may occur in the future. Since the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or in a manner that we currently do not consider as presenting significant risks to our operations.

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

Recent stock market fluctuations related to the current COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include the impact of natural disasters and global events, such as the current COVID-19 pandemic, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.

A substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of our covenants.

We are required to maintain affirmative and restrictive covenants, among other customary covenants, specifically a debt service coverage ratio, under our loan agreements. We are equal partners in a joint venture with the Lewis Group (“Joint Venture”) which is also required to maintain affirmative and restrictive covenants, among other customary covenants under its loan agreement. We serve as guarantor on the Joint Venture’s loan agreement. The Joint Venture or we may be unable to be in compliance with covenants as a result of a substantial and sustained downturn in our operations due to the COVID-19 pandemic. If the Joint Venture were to default on its obligations, it may cause us to be liable for any such obligations and could create a cross default under our loan agreements. If conditions change in the future and if we expect to be out of compliance as a result, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. Absent a waiver or amendment from participating lenders, failure to meet the covenants under our loan agreements would constitute an event of default and cause acceleration of the outstanding obligations under the loan Agreements, termination of the lenders’ commitment to provide a revolving line of credit, an increase in our effective cost of funds and cross-default of other credit arrangements, which would have a material adverse impact on our financial condition.

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

LIMONEIRA COMPANY

June 9, 2020	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2020	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)