Form 10-Q
period 2020-07-31
Limoneira CO
filed 2020-09-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020
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

As of August 31, 2020, there were 17,815,607 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

Cautionary Note on Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied include:

•changes in laws, regulations, rules, quotas, tariffs, and import laws;
•adverse weather conditions, natural disasters and other adverse natural conditions, including freezes, rains, fires and droughts that affect the production, transportation, storage, import and export of fresh produce;
•market responses to industry volume pressures;
•increased pressure from disease, insects and other pests;
•disruption of water supplies or changes in water allocations;
•product and raw materials supplies and pricing;
•energy supply and pricing;
•changes in interest rates;
•availability of financing for development activities;
•general economic conditions for residential and commercial real estate development;
•political changes and economic crises;
•international conflict;
•acts of terrorism;
•labor disruptions, strikes, shortages or work stoppages;
•the impact of foreign exchange rate movements;
•negative impacts related to the COVID-19 pandemic and the effectiveness of the Company's responses to the pandemic;
•ability to maintain compliance with covenants under our loan agreements;
•loss of important intellectual property rights; and
•other factors disclosed in our public filings with the Securities and Exchange Commission (the "SEC").
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

The terms the “Company,” “Limoneira," “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to Limoneira Company and its consolidated subsidiaries, unless otherwise indicated.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	July 31, 2020	October 31, 2019
Assets
Current assets:
Cash	$878	$616
Accounts receivable, net	21,478	15,114
Cultural costs	6,090	7,223
Prepaid expenses and other current assets	18,309	8,153
Receivables/other from related parties	3,444	2,985
Income taxes receivable	5,827	979
Total current assets	56,026	35,070

Property, plant and equipment, net	242,501	248,114
Real estate development	20,142	17,602
Equity in investments	61,245	58,223
Investment in Calavo Growers, Inc.	—	17,346
Goodwill	1,538	1,839
Intangible assets, net	11,609	12,407
Other assets	8,837	9,266
Total assets	$401,898	$399,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,350	$4,974
Growers payable	6,366	14,500
Accrued liabilities	6,171	8,261
Payables to related parties	5,235	906
Current portion of long-term debt	3,426	3,023
Total current liabilities	31,548	31,664
Long-term liabilities:
Long-term debt, less current portion	122,159	105,892
Deferred income taxes	23,765	24,346
Other long-term liabilities	6,064	5,467
Total liabilities	183,536	167,369
Commitments and contingencies (See Note 18)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2020 and October 31, 2019) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2020 and October 31, 2019) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2020 and October 31, 2019)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,857,707 and 17,756,180 shares issued and 17,815,607 and 17,756,180 shares outstanding at July 31, 2020 and October 31, 2019, respectively)	179	178
Additional paid-in capital	161,655	160,254
Retained earnings	39,695	53,089
Accumulated other comprehensive loss	(7,261)	(7,255)
Treasury stock, at cost, 42,100 shares at July 31, 2020	(562)	—
Noncontrolling interest	13,846	15,422
Total stockholders’ equity	207,552	221,688
Total liabilities and stockholders’ equity	$401,898	$399,867
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net revenues:
Agribusiness	$52,387	$49,631	$131,309	$131,254
Other operations	1,172	1,238	3,477	3,668
Total net revenues	53,559	50,869	134,786	134,922
Costs and expenses:
Agribusiness	46,826	42,747	125,318	118,741
Other operations	1,010	1,043	3,396	3,269
Selling, general and administrative	3,909	4,961	15,557	14,819
Total costs and expenses	51,745	48,751	144,271	136,829
Operating income (loss)	1,814	2,118	(9,485)	(1,907)
Other income (expense):
Interest expense, net	(92)	(774)	(1,089)	(1,313)
Equity in earnings of investments, net	832	480	341	2,449
Loss on stock in Calavo Growers, Inc.	—	(1,775)	(6,299)	(2,073)
Other income, net	11	15	246	375
Total other income (expense)	751	(2,054)	(6,801)	(562)

Income (loss) before income tax (provision) benefit	2,565	64	(16,286)	(2,469)
Income tax (provision) benefit	(765)	(461)	5,876	216
Net income (loss)	1,800	(397)	(10,410)	(2,253)
Net loss (income) attributable to noncontrolling interest	509	(593)	1,409	(615)
Net income (loss) attributable to Limoneira Company	2,309	(990)	(9,001)	(2,868)
Preferred dividends	(125)	(125)	(376)	(376)
Net income (loss) attributable to common stock	$2,184	$(1,115)	$(9,377)	$(3,244)

Basic net income (loss) per common share	$0.12	$(0.06)	$(0.54)	$(0.19)

Diluted net income (loss) per common share	$0.12	$(0.06)	$(0.54)	$(0.19)

Weighted-average common shares outstanding-basic	17,623,000	17,554,000	17,607,000	17,527,000
Weighted-average common shares outstanding-diluted	18,497,000	17,554,000	17,607,000	17,527,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net income (loss)	$1,800	$(397)	$(10,410)	$(2,253)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,410	(559)	(476)	(116)
Minimum pension liability adjustment, net of tax of $50, $28, $150 and $83 for the three and nine months ended July 31, 2020 and 2019, respectively.	135	72	330	218
Residual state tax effects on sale of equity securities	—	—	140	—
Total other comprehensive income (loss), net of tax	1,545	(487)	(6)	102
Comprehensive income (loss)	3,345	(884)	(10,416)	(2,151)
Comprehensive loss attributable to noncontrolling interest	544	575	1,431	576
Comprehensive income (loss) attributable to Limoneira Company	$3,889	$(309)	$(8,985)	$(1,575)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Interest	Total	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$—	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,132)	—	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$—	$14,957	$212,817	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,341)	—	—	—	(1,341)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	358	—	—	—	—	358	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Net loss	—	—	—	(4,883)	—	—	(423)	(5,306)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(419)	—	1	(418)	—	—
Balance at April 30, 2020	17,857,707	$179	$161,227	$38,850	$(8,806)	$—	$14,390	$205,840	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	428	—	—	—	—	428	—	—
Treasury shares (42,100)	—	—	—	—	—	(562)	—	(562)	—	—
Net income (loss)	—	—	—	2,309	—	—	(509)	1,800	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	1,545	—	(35)	1,510	—	—
Balance at July 31, 2020	17,857,707	$179	$161,655	$39,695	$(7,261)	$(562)	$13,846	$207,552	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (CONTINUED)
($ in thousands)

	Stockholders’ Equity							Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non- controlling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$574	$219,140	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,332)	—	—	(1,332)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	145,737	2	789	—	—	—	791	—	—
Exchange of common stock	(20,119)	—	(305)	—	—	—	(305)	—	—
Net (loss) income	—	—	—	(4,693)	—	17	(4,676)	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	969	(12)	957	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,724)	1,724	—	—	—	—
Balance at January 31, 2019	17,772,753	$178	$159,555	$58,401	$(4,263)	$579	$214,450	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	437	—	—	—	437	—	—
Net income	—	—	—	2,815	—	5	2,820	—	—
Other comprehensive loss, net of tax	—	—	—	—	(380)	(9)	(389)	—	—
Balance at April 30, 2019	17,772,753	$178	$159,992	$59,757	$(4,643)	$575	$215,859	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,333)	—	—	(1,333)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	(93)	—	—
Stock compensation	—	—	208	—	—	—	208	—	—
Acquired noncontrolling interest	—	—	—	—	—	14,410	14,410	—	—
Net (loss) income	—	—	—	(990)	—	593	(397)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(487)	(18)	(505)	—	—
Balance at July 31, 2019	17,772,753	$178	$160,200	$57,309	$(5,130)	$15,560	$228,117	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine Months Ended July 31,
	2020	2019
Operating activities
Net loss	$(10,410)	$(2,253)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,555	6,327
Loss (gain) on disposals of assets	519	(11)
Stock compensation expense	1,615	1,436
Non-cash lease expense	349	—
Equity in earnings of investments	(341)	(2,449)
Cash distributions from equity investments	—	458
Deferred income taxes	(581)	(216)
Accrued interest on notes receivable	(19)	(146)
Loss on stock in Calavo Growers, Inc.	6,299	2,073
Changes in operating assets and liabilities:
Accounts receivable	(6,367)	(10,014)
Cultural costs	1,118	1,644
Prepaid expenses and other current assets	(1,811)	(4,692)
Income taxes receivable	(4,848)	—
Other assets	108	(39)
Accounts payable and growers payable	(2,969)	15,505
Accrued liabilities	(1,472)	(3,206)
Other long-term liabilities	(139)	(143)
Net cash (used in) provided by operating activities	(11,394)	4,274
Investing activities
Capital expenditures	(8,189)	(12,613)
Agriculture property acquisition	—	(397)
Business combination	—	(15,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	11,048	952
Loan to Limoneira Lewis Community Builders, LLC	(1,800)	—
Collections on loan and note receivable	1,800	150
Equity investment contributions	(2,800)	(4,000)
Investments in mutual water companies	(55)	(472)
Insurance proceeds received	250	—
Net cash provided by (used in) investing activities	254	(31,380)
Financing activities
Borrowings of long-term debt	94,080	95,321
Repayments of long-term debt	(77,363)	(63,163)
Dividends paid – common	(4,017)	(3,998)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(213)	(305)
Purchase of treasury stock	(562)	—
Payments of deferred financing costs	(70)	—
Net cash provided by financing activities	11,479	27,479
Effect of exchange rate changes on cash	(77)	(39)
Net increase in cash	262	334
Cash at beginning of period	616	609
Cash at end of period	$878	$943

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine Months Ended July 31,
	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$1,666	$2,018
Cash paid during the period for income taxes, net of (refunds received)	$(361)	$130
Non-cash investing and financing activities:
Decrease in real estate development and sale-leaseback deferral	$—	$(58,330)
Reclassification from real estate development to equity in investments	$—	$(33,353)
Capital expenditures accrued but not paid at period-end	$2,806	$199

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

In February 2020, the Company received an annual patronage dividend of $966,000 from Farm Credit West, FLCA ("Farm Credit West"), of which $667,000 was recorded as a reduction in interest expense and $299,000 reduced the Company's real estate development assets. In July 2020, Farm Credit West declared an additional annual cash patronage dividend of $600,000 received in August 2020, of which the Company recorded $400,000 as a reduction in interest expense and $200,000 as a reduction in the Company's real estate development assets as of July 31, 2020.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in a company’s net assets, except changes resulting from transactions with shareholders, and is reported as a component of the Company’s stockholders’ equity. As of July 31, 2020, the components of accumulated other comprehensive loss, net of tax, consist of accumulated foreign currency translation losses of $2,838,000 and accumulated pension losses of $4,423,000. As of October 31, 2019, accumulated other comprehensive loss consisted of accumulated foreign currency translation losses of $2,362,000, accumulated pension losses of $4,753,000 and accumulated losses related to available for sale securities of $140,000.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the July 31, 2020 presentation. The Company reclassified receivables/other from related parties and payables to related parties of $2,985,000 and $906,000, respectively, as of October 31, 2019, from accounts receivable, net, and accrued liabilities, respectively.

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

The adoption of ASU 2016-02 had a material impact on the Company's consolidated balance sheets, but did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. Upon adoption as of November 1, 2019, the Company recorded ROU assets of $2,400,000 and lease liabilities of $2,500,000 for operating leases in which the Company is a lessee. The adoption also included an immaterial reclassification of accrued rent liabilities against the ROU asset balance. As of November 1, 2019, there were no material finance leases for which the Company was a lessee. The adoption of ASU 2016-02 did not change the Company’s accounting for its operating leases in which it acts as the lessor. See Note 13 - Leases for additional information.

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

FASB ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

This amendment simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the impact on its consolidated financial statements at July 31, 2020 and has recorded a discrete tax benefit of $1,950,000 and an income tax refund of $5,801,000 due to our ability to carryback and obtain federal tax refund by utilizing net operating losses under the provisions of the CARES Act. The Company anticipates it will benefit from the utilization of net operating losses, the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and potentially other provisions within the CARES Act.

SEC Final Rule Release No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including real estate operations, and related pro forma financial information. As noted in the final rule, the amendments “are intended to improve for investors the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure.” Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (1) acquired or to be acquired businesses, (2) real estate operations, and (3) pro forma financial information. The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020 with early application permitted. The Company early adopted the final rule effective July 31, 2020 and the adoption did not have a material impact on its consolidated financial statements.

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

Goodwill of $123,000 relates to synergies of the operations, has been allocated to the fresh lemons segment and is not deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh were included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the years ended October 31, 2019 and 2018 would have resulted in revenues of $177,625,000 and $153,033,000, respectively, and net (loss) income of $(6,092,000) and $21,942,000, respectively.

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

In March 2020, the Company sold all 200,000 shares of Calavo common stock for a total of $11,048,000, recognizing a loss of $6,299,000 for the nine months ended July 31, 2020.

5. Concentrations and Geographic Information

Lemons procured from third-party growers were 64% and 59% of the Company's lemon supply in the three months ended July 31, 2020 and 2019, respectively. Lemons procured from third-party growers were 60% and 59% of the Company's lemon supply in the nine months ended July 31, 2020 and 2019, respectively. The Company sells the majority of its avocado production to Calavo and the majority of its oranges and specialty citrus to a third-party packinghouse.

One individual customer represented 11% of accounts receivable, net as of July 31, 2020. Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base.

LIMONEIRA COMPANY

5. Concentrations and Geographic Information (continued)

During the three and nine months ended July 31, 2020, the Company had approximately $643,000 and $2,103,000, respectively, of lemon and orange sales in Chile by PDA and San Pablo and $9,626,000 and $12,105,000, respectively, of lemon and orange sales in Argentina by Trapani Fresh. During the three and nine months ended July 31, 2019, the Company had approximately $1,053,000 and $2,598,000, respectively, of lemon and orange sales in Chile by PDA and San Pablo. In addition, during the three and nine months ended July 31, 2019, the Company had approximately $11,685,000 of lemon sales in Argentina by Trapani Fresh.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2020	October 31, 2019
Prepaid supplies and insurance	$2,554	$3,199
Note receivable and related interest	2,490	181
Real estate development held for sale	2,543	2,543
Property held for sale	5,982	—
Lemon supplier advances and other	4,740	2,230
	$18,309	$8,153

In June 2020, the Company entered into an agreement to sell a property, located in Lindsay, California, for $6,000,000. The transaction closed on August 26, 2020 with the Company receiving net proceeds of $6,011,000. After transaction and other costs, the Company recorded a loss of approximately $300,000 and classified the $5,982,000 carrying value of the property as held for sale as of July 31, 2020.

7. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	July 31, 2020	October 31, 2019
Retained Property - East Area I	$13,251	$11,943
East Area II	6,891	5,659
	$20,142	$17,602

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance includes estimated costs incurred by and reimbursable to LLCB of $3,675,000 at July 31, 2020, which is included in payables to related parties and $1,200,000 at October 31, 2019, which was included in other long-term liabilities.

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

East Area I, Retained Property and East Area II (continued)

2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The extension had no impact on the Company's Loan guarantee $1,080,000 value as of July 31, 2020.

In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $39,404,000 as of July 31, 2020.

The Company made contributions to the Joint Venture of $2,800,000 and $4,000,000 in the nine months ended July 31, 2020 and 2019, respectively. Additionally, in February 2020 the Company and Lewis each loaned $1,800,000 to the Joint Venture at an interest rate of 4.6% originally due May 31, 2020 and extended to August 31, 2020, which was repaid in June 2020.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in the first quarter of fiscal year 2021. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At July 31, 2020, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but was extended to December 15, 2020 and the interest rate was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. At July 31, 2020, the net carrying value of the note was $2,490,000 and classified in prepaid expenses and other current assets.

8. Equity in Investments

Equity in investments consist of the following (in thousands):

	July 31, 2020	October 31, 2019
Limoneira Lewis Community Builders, LLC	$57,424	$54,016
Limco Del Mar, Ltd.	1,968	1,950
Rosales	1,344	1,745
Romney Property Partnership	509	512
	$61,245	$58,223

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the nine months ended July 31, 2019, this threshold was met for LLCB and thus summarized income statement information is presented in this Quarterly Report on Form 10-Q.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
8. Equity in Investments (continued)

The following is unaudited summarized financial information for LLCB (in thousands):

	Nine Months Ended July 31,
	2020	2019
Revenues	$25,716	$36,551
Cost of land sold	21,614	26,770
Operating expenses	848	445
Net income	$3,254	$9,336
Net income attributable to Limoneira Company	$1,659	$4,021

9. Goodwill and Intangible Assets

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Net Carrying Amount
October 31, 2019	$1,839
Trapani Fresh purchase price adjustment	(297)
Foreign currency translation adjustment	(4)
July 31, 2020	$1,538
See Note 3 - Acquisitions for additional information regarding the acquisition of Trapani Fresh.

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2020.

Intangible assets consisted of the following as of July 31, 2020 and October 31, 2019 (in thousands):

	July 31, 2020				October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$3,786	$(801)	$2,985	10	$3,786	$(542)	$3,244	10
Customer relationships	5,010	(914)	4,096	9	5,010	(500)	4,510	9
Non-competition agreement	1,040	(121)	919	10	1,040	(42)	998	10
Acquired water and mineral rights	3,609	—	3,609	Indefinite	3,655	—	3,655	Indefinite
	$13,445	$(1,836)	$11,609		$13,491	$(1,084)	$12,407

Amortization expense totaled $262,000 and $205,000 for the three months ended July 31, 2020 and 2019, respectively. Amortization expense totaled $752,000 and $383,000 for the nine months ended July 31, 2020 and 2019, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
9. Goodwill and Intangible Assets (continued)

Estimated future amortization expense of intangible assets as of July 31, 2020 are as follows (in thousands):

2020 (excluding the nine months ended July 31, 2020)	$285
2021	1,027
2022	976
2023	976
2024	976
Thereafter	3,760
$8,000

10. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of July 31, 2020 and October 31, 2019 were $5,554,000 and $5,499,000, respectively.

11. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2020	October 31, 2019
Compensation	$1,787	$1,973
Property taxes	442	652
Lemon and orange supplier payables	—	899
Operating expenses	2,178	3,191
Other	1,764	1,546
	$6,171	$8,261

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2020	October 31, 2019
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.18% at July 31, 2020, plus 1.60%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$101,527	$82,843
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	1,590	2,035
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	1,042	1,078
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,538	8,823
Farm Credit West term loan: Effective July 1, 2020 the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	6,301	6,522
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	3,862	4,955
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,478	1,386
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.00% at July 31, 2020. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Subtotal	125,773	109,077
Less deferred financing costs, net of accumulated amortization	188	162
Total long-term debt, net	125,585	108,915
Less current portion	3,426	3,023
Long-term debt, less current portion	$122,159	$105,892

The Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).

On June 30, 2020, the Company and Farm Credit West entered into a Conversion Agreement to convert the term loans noted above to fixed interest rates effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and no cash repayments of principal were made by the Company. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which the Company may prepay any amounts without penalty.

In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at July 31, 2020.

All indebtedness under the Loan Agreement and RELOC with Farm Credit West, including any indebtedness under the Supplements, is secured by a first lien on certain of its agricultural properties in Tulare, Ventura and San Luis Obispo counties in California and certain of the Company's building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide should an event of default occur, Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company's right to draw or request funds on any loan or line of credit.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Long-Term Debt (continued)

In December 2019, Farm Credit West declared an annual cash patronage dividend of 1.00% of average eligible loan balances. The Company received $966,000 in February 2020. In July 2020, Farm Credit West declared an additional annual cash patronage dividend of $600,000, which the Company received in August 2020.

Under the Loan Agreement the Company is required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. On May 29, 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020. In August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2021.

Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets. The Company capitalized interest of $353,000 and $366,000 during the three months ended July 31, 2020 and 2019, respectively, and $797,000 and $977,000 during the nine months ended July 31, 2020 and 2019, respectively.

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

The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of the dates indicated (in thousands):

	July 31, 2020	October 31, 2019
Land	$1,234	$1,279
Buildings, equipment and building improvements	18,478	22,841
Less accumulated depreciation	(5,512)	(7,551)
Property, plant and equipment, net under operating leases	$14,200	$16,569
Depreciation expense for assets under operating leases was approximately $159,000 and $485,000 for the three and nine months ended July 31, 2020.

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Operating lease revenue	$1,078	$3,235
Variable lease revenue	94	242
Total lease revenue	$1,172	$3,477

The future minimum lease payments to be received by the Company related to these operating lease agreements as of July 31, 2020 are as follows (in thousands):

2020 (excluding the nine months ended July 31, 2020)	$309
2021	701
2022	508
2023	379
2024	42
Thereafter	758
Total	$2,697

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Leases (continued)

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 18 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of July 31, 2020, there were no material finance leases for which the Company was a lessee.

Operating lease costs were $143,000 and $417,000 for the three and nine months ended July 31, 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2020
Assets
Operating lease ROU assets	Other assets	$2,174

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities	600
Non-current operating lease liabilities	Other long-term liabilities	1,637
Total operating lease liabilities		$2,237

Weighted-average remaining lease term (in years)		10.8
Weighted-average discount rate		3.8%

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$126	$432

ROU assets obtained in exchange for new operating lease liabilities	$108	$108

Future minimum lease payments under non-cancellable leases for the remainder of fiscal year 2020, each of the subsequent four fiscal years and thereafter are as follows (in thousands):

2020 (excluding the nine months ended July 31, 2020)	$128
2021	509
2022	358
2023	182
2024	151
Thereafter	1,449
Total lease payments	2,777
Less: Imputed interest	(540)
Total	$2,237

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Leases (continued)

In addition to operating lease commitments, the Company also has a contract for pollination services which does not meet the definition of a lease, with minimum future payments of $77,000 for the remainder of fiscal year 2020, $307,000 for each of the fiscal years 2021 and 2022 and $51,000 in fiscal year 2023.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$2,184	$(1,115)	$(9,377)	$(3,244)
Effect of unvested, restricted stock	(17)	(16)	(50)	(49)
Numerator: Net income (loss) for basic EPS	2,167	(1,131)	(9,427)	(3,293)
Denominator: Weighted average common shares-basic	17,623	17,554	17,607	17,527
Basic net income (loss) per common share	$0.12	$(0.06)	$(0.54)	$(0.19)

Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$2,309	$(1,131)	$(9,427)	$(3,293)
Weighted average common shares–basic	17,623	17,554	17,607	17,527
Effect of dilutive unvested, restricted stock and preferred stock	874	—	—	—
Denominator: Weighted average common shares–diluted	18,497	17,554	17,607	17,527
Diluted net income (loss) per common share	$0.12	$(0.06)	$(0.54)	$(0.19)

Diluted earnings (losses) per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 225,000 and 149,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings (losses) per share for the three months ended July 31, 2020 and 2019, respectively, and 187,000 and 135,000 for the nine months ended July 31, 2020 and 2019, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Related-Party Transactions

The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		July 31, 2020					October 31, 2019
		Balance Sheet					Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Accounts Payable	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Accounts Payable	Payables to Related Parties	Other Long-Term Liabilities
1	Employees	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	Mutual water companies	$—	$—	$79	$—	$—	$—	$473	$11	$—	$—
3	Cooperative association	$—	$—	$48	$—	$—	$—	$—	$35	$—	$—
4	Calavo	$2,701	$—	$1	$—	$—	$—	$—	$—	$—	$—
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
6	Cadiz / Fenner / WAM	$—	$1,461	$—	$190	$1,372	$—	$—	$—	$—	$—
7	Colorado River Growers	$297	$—	$—	$—	$—	$376	$—	$—	$—	$—
8	YMIDD	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
9	FGF	$446	$—	$—	$1,370	$—	$2,609	$—	$—	$906	$—
10	LLCB	$—	$—	$—	$3,675	$—	$—	$—	$—	$—	$1,200

		Three Months Ended July 31, 2020					Three Months Ended July 31, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$195	$—	$—	$—	$—	$190	$—	$—	$—
2	Mutual water companies	$—	$—	$211	$—	$—	$—	$—	$195	$—	$—
3	Cooperative association	$—	$—	$353	$—	$—	$—	$—	$302	$—	$—
4	Calavo	$4,724	$84	$23	$—	$126	$2,519	$81	$261	$—	$126
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$6	$—	$—
6	Cadiz / Fenner / WAM	$—	$—	$1	$—	$—	$—	$—	$42	$—	$—
7	Colorado River Growers	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
8	YMIDD	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
9	FGF	$9,626	$—	$10,508	$—	$—	$11,685	$—	$8,798	$—	$—

		Nine Months Ended July 31, 2020					Nine Months Ended July 31, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$585	$—	$—	$—	$—	$550	$—	$—	$—
2	Mutual water companies	$—	$—	$675	$—	$—	$—	$—	$593	$—	$—
3	Cooperative association	$—	$—	$1,246	$—	$—	$—	$—	$1,158	$—	$—
4	Calavo	$6,296	$249	$200	$220	$377	$3,062	$240	$262	$250	$381
5	Third-party growers	$—	$—	$—	$—	$—	$—	$—	$386	$—	$—
6	Cadiz / Fenner / WAM	$—	$—	$173	$—	$—	$—	$—	$130	$—	$—
7	Colorado River Growers	$522	$—	$5,337	$—	$—	$306	$—	$3,841	$—	$—
8	YMIDD	$—	$—	$86	$—	$—	$—	$—	$85	$—	$—
9	FGF	$12,105	$—	$12,941	$—	$—	$11,685	$—	$8,798	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Related-Party Transactions (continued)

(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at July 31, 2020 and October 31, 2019.

(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, refer to Note 10 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies.

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

(10) LLCB - Refer to Note 7 - Real Estate Development.

16. Income Taxes

The effective tax rate for the nine months ended July 31, 2020 was higher than the federal statutory tax rate of 21% mainly due to a $1,950,000 discrete benefit recorded as a result of the carryback of federal net operating losses to previous years when the federal income tax rate was 34%. The effective tax rate for the nine months ended July 31, 2019 was lower than the federal statutory tax rate of 21.0% primarily due to income attributable to foreign jurisdictions which is taxed at different rates, state taxes, and nondeductible tax items.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $150,000 during the three months ended July 31, 2020 and 2019, respectively. There were funding contributions of zero and $450,000 during the nine months ended July 31, 2020 and 2019, respectively.

The components of net periodic pension cost for the Plan for the three and nine months ended July 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Administrative expenses	$70	$47	$209	$141
Interest cost	160	207	481	621
Expected return on plan assets	(248)	(272)	(743)	(816)
Prior service cost	11	11	33	33
Recognized actuarial loss	184	101	554	302
Net periodic benefit cost	$177	$94	$534	$281

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

19. Stock-based Compensation and Treasury Stock

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Stock-based Compensation and Treasury Stock (continued)

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2020 and 2019, 17,841 and 15,642 shares, respectively, of common stock were granted as Director Awards. The Company recognized $358,000 and $339,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2020 and 2019, respectively.

During the three months ended January 31, 2020 and 2019, members of management exchanged 11,314 and 20,119 shares, respectively, of common stock with fair values of $213,000 and $305,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

Treasury Stock

Share Repurchase Program

On March 12, 2020, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q for additional information on the share repurchase program.

20. Segment Information

The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The Company’s operating segments of rental operations and real estate development are no longer disclosed as separate reportable operating segments and are included in the “Corporate and Other” category in the tables below as they do not meet the quantitative threshold and from a qualitative perspective are not a core focus of the Company's main agribusiness activities. Prior years’ information has been restated to conform to the current year’s presentation. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops. Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues for the three and nine months ended July 31, 2020, consists of oranges of $2,232,000 and $7,171,000, respectively, and specialty citrus and other crops of $788,000 and $3,832,000, respectively. Other agribusiness revenues for the three and nine months ended July 31, 2019, consists of oranges of $711,000 and $3,794,000, respectively, and specialty citrus and other crops of zero and $3,019,000, respectively.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
20. Segment Information (continued)

Segment information for the three months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$39,459	$3,775	$—	$6,133	$3,020	$52,387	$1,172	$53,559
Intersegment revenue	—	16,330	(16,330)	—	—	—	—	—
Total net revenues	39,459	20,105	(16,330)	6,133	3,020	52,387	1,172	53,559
Costs and expenses	39,694	15,988	(16,330)	2,537	2,666	44,555	4,633	49,188
Depreciation and amortization	—	—	—	—	—	2,271	286	2,557
Operating (loss) income	$(235)	$4,117	$—	$3,596	$354	$5,561	$(3,747)	$1,814

Segment information for the three months ended July 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$41,169	$5,232	$—	$2,519	$711	$49,631	$1,238	$50,869
Intersegment revenue	—	10,263	(10,263)	—	—	—	—	—
Total net revenues	41,169	15,495	(10,263)	2,519	711	49,631	1,238	50,869
Costs and expenses	35,653	13,524	(10,263)	1,185	825	40,924	5,747	46,671
Depreciation and amortization	—	—	—	—	—	1,823	257	2,080
Operating income (loss)	$5,516	$1,971	$—	$1,334	$(114)	$6,884	$(4,766)	$2,118

Segment information for the nine months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$100,231	$11,752	$—	$8,323	$11,003	$131,309	$3,477	$134,786
Intersegment revenue	—	31,889	(31,889)	—	—	—	—	—
Total net revenues	100,231	43,641	(31,889)	8,323	11,003	131,309	3,477	134,786
Costs and expenses	101,006	34,925	(31,889)	4,571	9,990	118,603	18,113	136,716
Depreciation and amortization	—	—	—	—	—	6,715	840	7,555
Operating (loss) income	$(775)	$8,716	$—	$3,752	$1,013	$5,991	$(15,476)	$(9,485)

Segment information for the nine months ended July 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$108,090	$13,289	$—	$3,062	$6,813	$131,254	$3,668	$134,922
Intersegment revenue	—	25,464	(25,464)	—	—	—	—	—
Total net revenues	108,090	38,753	(25,464)	3,062	6,813	131,254	3,668	134,922
Costs and expenses	95,650	32,972	(25,464)	2,822	7,210	113,190	17,312	130,502
Depreciation and amortization	—	—	—	—	—	5,551	776	6,327
Operating income (loss)	$12,440	$5,781	$—	$240	$(397)	$12,513	$(14,420)	$(1,907)

21. Subsequent Events

The Company has evaluated events subsequent to July 31, 2020 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Limoneira Company was incorporated in Delaware in 1990 as the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,400 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,200 acres of lemons, 900 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon growing, packing, marketing and selling business in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising approximately 260 completed rental units and another approximately 1,150 units in various stages of planning and development.

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

Our lemon farming is included in our “fresh lemons” and “lemon packing” reportable operating segments within our financial statements. We are one of the largest growers of lemons and avocados in the United States. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We had approximately $2.1 million of lemon and orange sales in Chile by PDA and San Pablo and $12.1 million of lemon and orange sales in Argentina by Trapani Fresh in the nine months ended July 31, 2020. We sell a majority of our avocados to Calavo. Additionally, we sell our oranges and specialty citrus to Sunkist-licensed and other third-party packinghouses, our pistachios to a roaster, packager and marketer of nuts, and our wine grapes to various wine producers.

Historically, our agribusiness operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter, coinciding with the increasing production and revenue.

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

Recent Developments
We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 354 units from inception through July 31, 2020. For further information see Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
In the first quarter of fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million. After transaction and other costs, we expect to receive proceeds of approximately $2.6 million and recognize an insignificant gain. At July 31, 2020, the $2.5 million carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.
In March 2020, we entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15.0 million Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.
In March 2020, we sold our remaining 200,000 shares of Calavo Growers, Inc. ("Calavo") common stock at an average price of $55.29 per share. Net proceeds from the sale were $11.0 million and we recognized a loss of $6.3 million.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We have evaluated the impact on our consolidated financial statements and estimated the impact of approximately $2.0 million of income tax benefit and $6.4 million federal and California refunds in calendar year 2020. We anticipate we will benefit from the utilization of net operating losses, the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and potentially other provisions within the CARES Act.

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. During the quarter ended July 31, 2020, we repurchased 42,100 shares under the share repurchase program for approximately $0.6 million. As of July 31, 2020, the remaining authorization under this program is approximately $9.4 million.

On June 30, 2020, we entered into a Conversion Agreement with Farm Credit West to convert our term loans to fixed interest rates effective July 1, 2020. No changes were made to the outstanding principal balances on the loans and no cash repayments of principal were made by us. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which we may prepay any amounts without penalty.

In June 2020, we entered into an agreement to sell a property, located in Lindsay, California, for $6.0 million. The transaction closed on August 26, 2020 with us receiving net proceeds of $6.0 million. After transaction and other costs, we recorded a loss of approximately $0.3 million as of July 31, 2020.

For fiscal year 2019, we declared cash dividends to our stockholders totaling $0.30 per common share in the aggregate amount of $5.3 million. On July 13, 2020, we declared a cash dividend of $0.075 per common share, which was paid on July 17, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of July 6, 2020. On April 15, 2020, we declared a cash dividend of $0.075 per common share, which was paid on April 19, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of April 8, 2020. On December 17, 2019, we declared a cash dividend of $0.075 per common share, which was paid on January 15, 2020, in the aggregate amount of $1.3 million to common stockholders of record as of December 30, 2019.

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

The decline in demand for our products beginning the second quarter of 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second and third quarters of 2020. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in - Item 1A. Risk Factors of this Quarterly Report. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement during the fourth quarter of fiscal year 2020 and into fiscal year 2021, specifically as restaurants and bars continue to reopen.

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

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus are considered an essential business and permitted to remain open during the ongoing pandemic, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Agribusiness	$52,387	$49,631	$131,309	$131,254
Other operations	1,172	1,238	3,477	3,668
Total net revenues	53,559	50,869	134,786	134,922
Costs and expenses:
Agribusiness	46,826	42,747	125,318	118,741
Other operations	1,010	1,043	3,396	3,269
Selling, general and administrative	3,909	4,961	15,557	14,819
Total costs and expenses	51,745	48,751	144,271	136,829
Operating income (loss):
Agribusiness	5,561	6,884	5,991	12,513
Other operations	162	195	81	399
Selling, general and administrative	(3,909)	(4,961)	(15,557)	(14,819)
Operating income (loss)	1,814	2,118	(9,485)	(1,907)
Other income (expense):
Interest expense, net	(92)	(774)	(1,089)	(1,313)
Equity in earnings of investments, net	832	480	341	2,449
Loss on stock in Calavo Growers, Inc.	—	(1,775)	(6,299)	(2,073)
Other income, net	11	15	246	375
Total other income (expense)	751	(2,054)	(6,801)	(562)
Income (loss) before income tax (provision) benefit	2,565	64	(16,286)	(2,469)
Income tax (provision) benefit	(765)	(461)	5,876	216
Net income (loss)	1,800	(397)	(10,410)	(2,253)
Net loss (income) attributable to noncontrolling interest	509	(593)	1,409	(615)
Net income (loss) attributable to Limoneira Company	$2,309	$(990)	$(9,001)	$(2,868)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes LLCB earnings in equity investments, loss on stock in Calavo, disposals of assets and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net income (loss) attributable to Limoneira Company	$2,309	$(990)	$(9,001)	$(2,868)
Interest expense, net	92	774	1,089	1,313
Income tax provision (benefit)	765	461	(5,876)	(216)
Depreciation and amortization	2,557	2,080	7,555	6,327
EBITDA	$5,723	$2,325	$(6,233)	$4,556
Loss on stock in Calavo Growers, Inc.	—	1,775	6,299	2,073
LLCB earnings in equity investment, net	(668)	(303)	(607)	(2,573)
Loss on asset disposals	255	—	769	—
Adjusted EBITDA	$5,310	$3,797	$228	$4,056

Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

Revenues

Total net revenues for the third quarter of fiscal year 2020 were $53.6 million compared to $50.9 million for the same period of fiscal year 2019. The 5% increase of $2.7 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2020	2019	Change
Lemons	$43,234	$46,401	$(3,167)	(7)%
Avocados	6,133	2,519	3,614	143%
Oranges	2,232	711	1,521	214%
Specialty citrus and other crops	788	—	788	—
Agribusiness revenues	$52,387	$49,631	$2,756	6%

•Lemons: The decrease in the third quarter of fiscal year 2020 was primarily the result of lower prices partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2019. During the third quarter of fiscal years 2020 and 2019, fresh lemon sales were $35.4 million and $35.8 million on, in aggregate, 1,979,000 and 1,876,000 cartons of lemons sold at average per carton prices of $17.91 and $19.09, respectively. COVID-19 related food service closures reduced the demand for lemons in the food service marketplace and created an over-supply in the retail marketplace. This oversupply of lemons resulted in lower average per carton prices in the third quarter of fiscal year 2020 compared to the same period in fiscal year 2019. Lemon revenues in the third quarter of fiscal years 2020 and 2019 included $3.8 million and $5.2 million shipping and handling, $1.1 million and $3.6 million lemon by-products and $2.9 million and $1.8 million other lemon sales, respectively.

•Avocados: The increase in the third quarter of fiscal year 2020 was primarily the result of increased volume partially offset by lower prices of avocados sold compared to the same period in fiscal year 2019. During the third quarter of fiscal years 2020 and 2019, we sold 6.1 million and 1.4 million pounds of avocados at an average per pound price of $1.00 and $1.80, respectively.

•Oranges: The increase in the third quarter of fiscal year 2020 was primarily the result of higher prices partially offset by decreased volume of oranges sold compared to the same period in fiscal year 2019. In the third quarter of fiscal years 2020 and 2019, we sold 184,000 and 382,000 40-pound carton equivalents of oranges at an average per carton price of $12.13 and $1.86, respectively.

•Specialty citrus and other crops: During the third quarter of fiscal year 2020, we sold 72,000 40-pound carton equivalents of specialty citrus at an average per carton price of $10.94. There were no sales in the third quarter of fiscal year 2019.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2020 were $51.7 million compared to $48.8 million in the same period of fiscal year 2019. The 6% increase of $3.0 million was primarily attributable to increases in our agribusiness costs partially offset by decreases in selling, general and administrative expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2020	2019	Change
Packing costs	$16,993	$13,524	$3,469	26%
Harvest costs	6,698	6,296	402	6%
Growing costs	6,237	6,389	(152)	(2)%
Third-party grower costs	14,627	14,715	(88)	(1)%
Depreciation and amortization	2,271	1,823	448	25%
Agribusiness costs and expenses	$46,826	$42,747	$4,079	10%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the third quarter of fiscal years 2020 and 2019, lemon packing costs excluding shipping costs were $15.9 million and $12.0 million, respectively. During the third quarter of fiscal years 2020 and 2019, we packed and sold 1,979,000 and 1,876,000 cartons of lemons at average per carton costs of $8.05 and $6.41, respectively. Additionally, packing costs included $1.1 million and $1.5 million of shipping costs in the third quarter of fiscal years 2020 and 2019, respectively.

•Harvest costs: The increase in the third quarter of fiscal year 2020 was primarily the result of increased volume of avocados harvested compared to the same period in fiscal year 2019.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. In the third quarter of fiscal year 2020 growing costs were similar to the same period in fiscal year 2019. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the third quarter of fiscal year 2020 was primarily attributable to lower prices partially offset by increased volume of third-party grower fruit sold. Of the 1,979,000 and 1,876,000 cartons of lemons packed and sold during the third quarter of fiscal years 2020 and 2019, respectively, 1,269,000 (64%) and 1,101,000 (59%) cartons were procured from third-party growers at average per carton prices of $8.78 and $11.65, respectively.

•Depreciation and amortization: Depreciation and amortization expense for the third quarter of fiscal year 2020 was approximately $0.4 million higher than the same period of fiscal year 2019, primarily due to the acquisition of Trapani Fresh in May 2019 and increased assets placed into service.

Selling, general and administrative costs and expenses were $3.9 million in the three months ended July 31, 2020 compared to $5.0 million in the three months ended July 31, 2019. The $1.1 million decrease was primarily the result of $0.9 million decrease in general and administrative expenses, including certain corporate overhead expenses and $0.2 million decrease in salaries, benefits and incentive compensation as of July 31, 2020 compared to July 31, 2019.

Other (Expense) Income

Other income for the three months ended July 31, 2020 was comprised primarily of $0.8 million of equity in earnings of investments partially offset by $0.1 million of interest expense, net. Other expense for the three months ended July 31, 2019 was comprised primarily of $1.8 million loss on stock in Calavo Growers, Inc. and $0.8 million of interest expense, net, partially offset by $0.5 million of equity in investments.

Income Taxes

We recorded an estimated income tax provision of $0.8 million and $0.5 million in the third quarter of fiscal years 2020 and 2019 on pre-tax income of $2.6 million and $0.1 million, respectively. The tax provision recorded for the third quarter of fiscal year 2020 differs from the U.S. federal statutory tax rate of 21.0% due primarily to a $0.6 million discrete benefit related to the CARES Act. Our projected annual effective blended tax rate for fiscal year 2020 excluding discrete items is approximately 25.9%.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss (income) attributable to noncontrolling interest represents 10% and 49% of the net loss (income) of PDA and Trapani Fresh, respectively.

Nine Months Ended July 31, 2020 Compared to the Nine Months Ended July 31, 2019

Revenues

Total net revenues were similar for the nine months ended July 31, 2020 at $134.8 million compared to $134.9 million for the nine months ended July 31, 2019, which was primarily the result of offsetting agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Nine Months Ended July31,
	2020	2019	Change
Lemons	$111,983	$121,379	$(9,396)	(8)%
Avocados	8,323	3,062	5,261	172%
Oranges	7,171	3,794	3,377	89%
Specialty citrus and other crops	3,832	3,019	813	27%
Agribusiness revenues	$131,309	$131,254	$55	—%

•Lemons: The decrease in the first nine months of fiscal year 2020 was primarily the result of lower prices partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2019. During the first nine months of fiscal years 2020 and 2019, fresh lemon sales were $87.8 million and $93.1 million on, in aggregate, 4,734,000 and 4,448,000 cartons of lemons sold at average per carton prices of $18.54 and $20.92, respectively. COVID-19 related food service closures reduced the demand for lemons in the food service marketplace and created an over-supply in the retail marketplace. This oversupply of lemons resulted in lower average per carton prices in the second and third quarters of fiscal year 2020 compared to the same periods in fiscal year 2019. Lemon revenues included $11.8 million and $13.3 million shipping and handling, $3.7 million and $9.9 million lemon by-products and $8.8 million and $5.1 million other lemon sales during the first nine months of fiscal years 2020 and 2019, respectively.

•Avocados: The increase in the first nine months of fiscal year 2020 was primarily the result of increased volume partially offset by lower prices of avocados sold compared to the same period in fiscal year 2019. During the first nine months of fiscal years 2020 and 2019, we sold 7.5 million and 1.8 million pounds of avocados at an average per pound price of $1.11 and $1.71, respectively.

•Oranges: The increase in the first nine months of fiscal year 2020 was primarily the result of higher prices partially offset by decreased volume of oranges sold compared to the same period in fiscal year 2019. During the nine months of fiscal years 2020 and 2019, we sold 736,000 and 863,000 40-pound carton equivalents of oranges at average per carton prices of $9.74 and $4.40, respectively.

•Specialty citrus and other crops: The increase in the first nine months of fiscal year 2020 was primarily the result of higher prices partially offset by decreased volume of specialty citrus sold compared to the same period in fiscal year 2019. During the first nine months of fiscal years 2020 and 2019, we sold 328,000 and 358,000 40-pound carton equivalents of specialty citrus at an average per carton price of $11.68 and $8.43, respectively.

Costs and Expenses

Our total costs and expenses in the first nine months of fiscal year 2020 were $144.3 million compared to $136.8 million in the same period of fiscal year 2019. The 5% increase of $7.4 million was primarily attributable to increases in our agribusiness and selling, general and administrative costs and expenses. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2020	2019	Change
Packing costs	$37,279	$32,972	$4,307	13%
Harvest costs	17,550	15,533	2,017	13%
Growing costs	22,828	20,667	2,161	10%
Third-party grower costs	40,946	44,018	(3,072)	(7)%
Depreciation and amortization	6,715	5,551	1,164	21%
Agribusiness costs and expenses	$125,318	$118,741	$6,577	6%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs excluding shipping costs were $34.9 million and $30.2 million in the first nine months of fiscal years 2020 and 2019, respectively. During the first nine months of fiscal years 2020 and 2019, we packed and sold 4,734,000 and 4,448,000 cartons of lemons at average per carton costs of $7.38 and $6.78, respectively. Additionally, packing costs included $2.4 million and $2.8 million of shipping costs in the first nine months of fiscal years 2020 and 2019.

•Harvest costs: The increase in the first nine months of fiscal year 2020 was primarily the result of increased volume of lemons and avocados harvested compared to the same period in fiscal year 2019.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first nine months of fiscal year 2020 compared to the same period in fiscal year 2019 was primarily due to an increase in cultivation costs. Growing costs reflect farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower costs: We sell fruit that we grow and fruit that we procure from other growers. The cost of procuring fruit from other growers is referred to as third-party grower costs. The decrease in the first nine months of fiscal year 2020 is primarily attributable to lower prices partially offset by increased volume of third-party grower fruit sold. Of the 4,734,000 and 4,448,000 cartons of lemons packed and sold during the first nine months of fiscal years 2020 and 2019, respectively, 2,856,000 (60%) and 2,628,000 (59%) cartons were procured from third-party growers at average per carton prices of $11.61 and $15.87, respectively.

•Depreciation and amortization: Depreciation and amortization expense for the first nine months of fiscal year 2020 was approximately $1.2 million higher than the same period of fiscal year 2019, primarily due to the acquisition of Trapani Fresh in May 2019.

Selling, general and administrative costs and expenses were $15.6 million in the nine months ended July 31, 2020 compared to $14.8 million in the nine months ended July 31, 2019. The $0.7 million increase was primarily the result of $0.5 million increase in training costs associated with an ERP implementation and $0.4 million increase of other selling, general and administrative expenses, including certain corporate overhead expenses, partially offset by $0.2 million decrease in salaries, benefits and incentive compensation.

Other (Expense) Income

Other expense for the nine months ended July 31, 2020 was comprised primarily of $6.3 million loss on stock in Calavo Growers, Inc. and $1.1 million of interest expense, net, partially offset by $0.3 million of equity in earnings of investments. Other expense for the nine months ended July 31, 2019 was comprised primarily of $2.1 million loss on stock in Calavo Growers, Inc. and $1.3 million of interest expense, net, partially offset by $2.4 million of equity in earnings of investments.

Income Taxes

We recorded an estimated income tax benefit of $5.9 million and $0.2 million in the first nine months of fiscal years 2020 and 2019 on pre-tax loss of $16.3 million and $2.5 million, respectively. The tax benefit recorded for the first nine months of fiscal year 2020 differs from the U.S. federal statutory tax rate of 21.0% due primarily to a $2.0 million discrete benefit related to the CARES Act. Our projected annual effective blended tax rate for fiscal year 2020 excluding discrete items is approximately 25.9%.

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

Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

The following table shows the segment results of operations for the three months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$39,459	$3,775	$—	$6,133	$3,020	$52,387	$1,172	$53,559
Intersegment revenue	—	16,330	(16,330)	—	—	—	—	—
Total net revenues	39,459	20,105	(16,330)	6,133	3,020	52,387	1,172	53,559
Costs and expenses	39,694	15,988	(16,330)	2,537	2,666	44,555	4,633	49,188
Depreciation and amortization	—	—	—	—	—	2,271	286	2,557
Operating (loss) income	$(235)	$4,117	$—	$3,596	$354	$5,561	$(3,747)	$1,814

The following table shows the segment results of operations for the three months ended July 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$41,169	$5,232	$—	$2,519	$711	$49,631	$1,238	$50,869
Intersegment revenue	—	10,263	(10,263)	—	—	—	—	—
Total net revenues	41,169	15,495	(10,263)	2,519	711	49,631	1,238	50,869
Costs and expenses	35,653	13,524	(10,263)	1,185	825	40,924	5,747	46,671
Depreciation and amortization	—	—	—	—	—	1,823	257	2,080
Operating income (loss)	$5,516	$1,971	$—	$1,334	$(114)	$6,884	$(4,766)	$2,118

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

For the third quarter of fiscal years 2020 and 2019, our fresh lemons segment total net revenues were $39.5 million and $41.2 million, respectively. The 4% decrease of $1.7 million was primarily due to decreases in fresh lemon carton sales of $0.4 million and lemon by-products of $2.5 million, partially offset by an increase in brokerage and other sales of $1.1 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the third quarter of fiscal years 2020 and 2019, our fresh lemons segment costs and expenses were $39.7 million and $35.7 million, respectively. The 11% increase of $4.0 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2020 were $0.3 million lower than the same period of fiscal year 2019.

•Growing costs for the third quarter of fiscal year 2020 were $2.3 million lower than the same period of fiscal year 2019.

•Third-party grower costs for the third quarter of fiscal year 2020 were $0.5 million lower than the same period of fiscal year 2019.

•Transportation costs for the third quarter of fiscal year 2020 were $1.1 million higher than the same period of fiscal year 2019.

•Intersegment costs and expenses for the third quarter of fiscal year 2020 were $6.1 million higher than the same period of fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2020 and 2019, our lemon packing segment total net revenues were $20.1 million and $15.5 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2020 and 2019, our lemon packing costs and expenses were $16.0 million and $13.5 million, respectively.

For the third quarter of fiscal years 2020 and 2019, lemon packing segment operating income per carton sold was $2.08 and $1.05, respectively.

In the third quarter of fiscal years 2020 and 2019, the lemon packing segment included $16.3 million and $10.3 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the third quarter of fiscal years 2020 and 2019, our avocados segment had total net revenues of $6.1 million and $2.5 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the third quarter of fiscal years 2020 and 2019, our avocados segment costs and expenses were $2.5 million and $1.2 million, respectively. The 114% increase of $1.4 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2020 were $0.6 million higher than the same period of fiscal year 2019.

•Growing costs for the third quarter of fiscal year 2020 were $0.7 million higher than the same period of fiscal year 2019.

Other Agribusiness

For the third quarter of fiscal years 2020 and 2019, our other agribusiness segment total net revenues were $3.0 million and $0.7 million, respectively. The 325% increase of $2.3 million primarily consisted of the following:

•Orange revenues for the third quarter of fiscal year 2020 were $1.5 million higher than the same period of fiscal year 2019.

•Specialty citrus and other crops revenues for the third quarter of fiscal year 2020 were $0.8 million higher than the same period of fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the third quarter of fiscal years 2020 and 2019, our other agribusiness costs and expenses were $2.7 million and $0.8 million, respectively. The 223% increase of $1.8 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2020 were $0.1 million higher than the same period of fiscal year 2019.

•Growing costs for the third quarter of fiscal year 2020 were $1.3 million higher than the same period of fiscal year 2019.

•Purchased fruit costs for the third quarter of fiscal year 2020 were $0.4 million higher than the same period of fiscal year 2019.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal year 2020 were $0.4 million higher than the same period of fiscal year 2019.

Corporate and Other

Our rental operations had total net revenues of approximately $1.2 million for the third quarter of fiscal years 2020 and 2019.

Costs and expenses in rental operations and real estate development for the third quarter of fiscal years 2020 and 2019 were similar at approximately $1.0 million. Depreciation and amortization expenses for the third quarter of fiscal years 2020 and 2019 were similar at approximately $0.3 million.

Selling, general and administrative costs and expenses include other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the third quarter of fiscal year 2020 were $1.1 million lower than the same period of fiscal year 2019.

Nine Months Ended July 31, 2020 Compared to the Nine Months Ended July 31, 2019

The following table shows the segment results of operations for the nine months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$100,231	$11,752	$—	$8,323	$11,003	$131,309	$3,477	$134,786
Intersegment revenue	—	31,889	(31,889)	—	—	—	—	—
Total net revenues	100,231	43,641	(31,889)	8,323	11,003	131,309	3,477	134,786
Costs and expenses	101,006	34,925	(31,889)	4,571	9,990	118,603	18,113	136,716
Depreciation and amortization	—	—	—	—	—	6,715	840	7,555
Operating (loss) income	$(775)	$8,716	$—	$3,752	$1,013	$5,991	$(15,476)	$(9,485)

The following table shows the segment results of operations for the nine months ended July 31, 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$108,090	$13,289	$—	$3,062	$6,813	$131,254	$3,668	$134,922
Intersegment revenue	—	25,464	(25,464)	—	—	—	—	—
Total net revenues	108,090	38,753	(25,464)	3,062	6,813	131,254	3,668	134,922
Costs and expenses	95,650	32,972	(25,464)	2,822	7,210	113,190	17,312	130,502
Depreciation and amortization	—	—	—	—	—	5,551	776	6,327
Operating income (loss)	$12,440	$5,781	$—	$240	$(397)	$12,513	$(14,420)	$(1,907)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

For the first nine months of fiscal years 2020 and 2019, our fresh lemons segment total net revenues were $100.2 million and $108.1 million, respectively. The 7% decrease of $7.9 million was primarily due to decreases in fresh lemon carton sales of $5.3 million and lemon by-products of $6.3 million, partially offset by an increase in brokerage and other sales of $3.7 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of fruit we procure from third-party growers. For the first nine months of fiscal years 2020 and 2019, our fresh lemons segment costs and expenses were $101.0 million and $95.7 million, respectively. The 6% increase of $5.4 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2020 were $1.1 million higher than the same period of fiscal year 2019

•Growing costs for the first nine months of fiscal year 2020 were $0.3 million higher than the same period of fiscal year 2019.

•Third-party grower costs for the first nine months of fiscal year 2020 were $4.9 million lower than the same period of fiscal year 2019.

•Transportation costs for the first nine months of fiscal year 2020 were $2.4 million higher than the same period of fiscal year 2019.

•Intersegment costs and expenses for the first nine months of fiscal year 2020 were $6.4 million higher than the same period of fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first nine months of fiscal years 2020 and 2019, our lemon packing segment total net revenues were $43.6 million and $38.8 million, respectively.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first nine months of fiscal years 2020 and 2019, our lemon packing costs and expenses were $34.9 million and $33.0 million, respectively.

For the first nine months of fiscal years 2020 and 2019, lemon packing segment operating income per carton sold was $1.84 and $1.30, respectively.

In the first nine months of fiscal years 2020 and 2019, the lemon packing segment included $31.9 million and $25.5 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first nine months of fiscal years 2020 and 2019, our avocados segment had total net revenues of $8.3 million and $3.1 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first nine months of fiscal years 2020 and 2019, our avocados segment costs and expenses were $4.6 million and $2.8 million, respectively. The 62% increase of $1.7 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2020 were $0.8 million higher than the same period of fiscal year 2019.

•Growing costs for the first nine months of fiscal year 2020 were $1.0 million higher than the same period of fiscal year 2019.

Other Agribusiness

For the first nine months of fiscal years 2020 and 2019, our other agribusiness segment total net revenues were $11.0 million and $6.8 million, respectively. The 62% increase of $4.2 million primarily consisted of the following:

•Orange revenues for the first nine months of fiscal year 2020 were $3.4 million higher than the same period of fiscal year 2019.

•Specialty citrus and other crops revenues for the first nine months of fiscal year 2020 were $0.8 million higher than the same period of fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first nine months of fiscal years 2020 and 2019, our other agribusiness costs and expenses were $10.0 million and $7.2 million, respectively. The 39% increase of $2.8 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2020 were $0.1 million higher than the same period of fiscal year 2019.

•Growing costs for the first nine months of fiscal year 2020 were $0.9 million higher than the same period of fiscal year 2019.

•Purchased fruit costs for the first nine months of fiscal year 2020 were $1.8 million higher than the same period of fiscal year 2019.

Total agribusiness depreciation and amortization expenses for the first nine months of fiscal year 2020 were $1.2 million higher than the same period of fiscal year 2019.

Corporate and Other

Our rental operations had total net revenues of approximately $3.5 million and $3.7 million for the first nine months of fiscal years 2020 and 2019, respectively.

Costs and expenses in rental operations and real estate development for the first nine months of fiscal years 2020 and 2019 were $3.4 million and $3.3 million, respectively. Depreciation and amortization expenses for the first nine months of fiscal years 2020 and 2019 were similar at approximately $0.8 million.

Selling, general and administrative costs and expenses include other costs not allocated to the operating segments. Selling, general and administrative costs and expenses for the first nine months of fiscal year 2020 were $0.7 million higher than the same period of fiscal year 2019.

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

Results of Operations for the Trailing Twelve Months Ended July 31, 2020 and 2019

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2020	2019
Revenues:
Agribusiness	$166,604	$144,723
Other operations	4,658	4,913
Total revenues	171,262	149,636
Costs and expenses:
Agribusiness	158,949	135,881
Other operations	4,566	4,342
Impairment of real estate development assets	—	1,558
Gain on sale of property assets	(1,069)	—
Selling, general and administrative	21,908	19,343
Total costs and expenses	184,354	161,124
Operating loss	(13,092)	(11,488)
Other (expense) income:
Interest expense, net	(1,910)	(1,381)
Equity in earnings of investments, net	965	2,992
(Loss) gain on stock in Calavo Growers, Inc.	(6,343)	2,150
Other income, net	—	405
Total other (expense) income	(7,288)	4,166
Loss before income tax benefit	(20,380)	(7,322)
Income tax benefit	6,757	1,852
Net loss	(13,623)	(5,470)
Loss (income) attributable to noncontrolling interest	1,547	(635)
Net loss attributable to Limoneira Company	$(12,076)	$(6,105)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues increased $21.6 million in the twelve months ended July 31, 2020 compared to the twelve months ended July 31, 2019 primarily due to increased agribusiness revenues, particularly increased lemon, avocado and orange sales.

•Total costs and expenses increased $23.2 million in the twelve months ended July 31, 2020 compared to the twelve months ended July 31, 2019 primarily due to increases in our agribusiness costs and selling, general and administrative expenses. The increase in agribusiness costs is associated with increased agribusiness production and the increase in selling, general and administrative expenses is primarily attributable to increased administrative personnel, salaries and benefits, and certain corporate expenses associated with our strategic initiatives.

•Total other expense increased $11.5 million in the twelve months ended July 31, 2020 compared to the twelve months ended July 31, 2019 primarily due to increased losses on stock in Calavo, decreased equity in earnings of investments and an increase in interest expense, net.

•Income tax benefit increased $4.9 million in the twelve months ended July 31, 2020 compared to the twelve months ended July 31, 2019 primarily due to a decrease in income before taxes as a result of decreased operating income and increased total other expense plus discrete items related to the CARES Act.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2020, net cash used in operating activities was $11.4 million compared to net cash provided by operating activities of $4.3 million for the nine months ended July 31, 2019. The significant components of our cash flows used in operating activities were as follows:

•Net loss for the nine months ended July 31, 2020 was $10.4 million compared to net loss of $2.3 million for the nine months ended July 31, 2019. The components of net loss in the nine months ended July 31, 2020 compared to the same period in fiscal year 2019 consist of a decrease in operating income of $7.6 million, an increase in total other expense of $6.2 million and an increase in income tax benefit of $5.7 million.

•The adjustments to reconcile net loss to net cash (used in) provided by operating activities provided $15.4 million of cash in the nine months ended July 31, 2020 compared to providing $7.5 million of cash in the same period in fiscal year 2019, primarily due to significant changes in depreciation and amortization, loss on stock in Calavo and equity in earnings of investments.

•The changes in operating assets and liabilities used $16.4 million of operating cash in the nine months ended July 31, 2020 compared to using $0.9 million of operating cash in the same period in fiscal year 2019, primarily due to significant changes in accounts receivable, income tax receivable and accounts payable and growers payable.

Cash Flows from Investing Activities

For the nine months ended July 31, 2020, net cash provided by investing activities was $0.3 million compared to net cash used in investing activities of $31.4 million during the same period in fiscal year 2019. Net cash provided by investing activities for the nine months ended July 31, 2020 was primarily comprised of proceeds from sale of stock in Calavo, offset by capital expenditures and investments.

Capital expenditures were $8.2 million in the nine months ended July 31, 2020, comprised of $7.9 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects. Additionally, in the nine months ended July 31, 2020, we received proceeds from sale of stock in Calavo of $11.0 million, and contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project.

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

Cash Flows from Financing Activities

For the nine months ended July 31, 2020 and 2019, net cash financing activities was $11.5 million and $27.5 million, respectively.

The $11.5 million of cash provided by financing activities during the nine months ended July 31, 2020 was primarily comprised of net borrowings of long-term debt in the amount $16.7 million partially offset by common and preferred dividends, in aggregate, of $4.4 million and purchases of shares of our common stock of $0.6 million under our share repurchase program. The $27.5 million of cash provided by financing activities during the nine months ended July 31, 2019 was primarily comprised of net borrowings of long-term debt in the amount $32.2 million partially offset by common and preferred dividends, in aggregate, of $4.4 million.

Transactions Affecting Liquidity and Capital Resources

Our Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).

On June 30, 2020, we entered into a Conversion Agreement with Farm Credit West to convert term loans to fixed interest rates effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and no cash repayments of principal were made by us. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which we may prepay any amounts without penalty.

In March 2020, we entered into a revolving equity line of credit promissory note and loan agreement with Farm Credit West for a $15.0 million Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at July 31, 2020.

The interest rate for any amount outstanding under the Supplements is based on the one-month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from 1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1st of each year we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022.

All indebtedness under the Loan Agreement and RELOC with Farm Credit West, including any indebtedness under the Supplements, is secured by a first lien on certain of our agricultural properties in Tulare and Ventura counties in California and certain of our building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The Loan Agreement includes customary default provisions that provide that should an event of default occur, Farm Credit West, at its option, may declare all or any portion of the indebtedness under the Loan Agreement to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend our right to draw or request funds on any loan or line of credit.

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

Under the Loan Agreement we are required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. On May 29, 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020. In August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2021.

In February 2020, we received an annual patronage dividend of $1.0 million from Farm Credit West, of which $0.7 million was recorded as a reduction in interest expense and $0.3 million reduced our real estate development assets. In July 2020, Farm Credit West declared an additional annual cash patronage dividend of $0.6 million received in August 2020, of which we recorded $0.4 million as a reduction in interest expense and $0.2 million reduction in our real estate development assets as of July 31, 2020.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2019 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture recorded a $39.4 million outstanding loan balance at July 31, 2020 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Revenue Recognition - We account for our agribusiness revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•Identify the contract(s) with a customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract; and
•Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as filed with the SEC on January 13, 2020. The outbreak of COVID-19 poses increasing risks and has accounting implications for us with exposure to a broader economic downturn and decline in financial markets. We have experienced a decrease in demand for our fresh citrus which has resulted in supply chain disruptions and reduced export sales to areas acutely affected by the virus.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy and has created significant volatility and disruption of financial markets as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or lock-down orders and business limitations and shutdowns. The duration and severity of COVID-19 and the degree of its ongoing impact on our business is uncertain and difficult to predict.

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

A substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of our covenants in the agreements governing our indebtedness.

We are required to maintain affirmative and restrictive covenants, among other customary covenants, specifically a debt service coverage ratio, under our loan agreements. Under our Loan Agreement with Farm Credit West, we are required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. On May 29, 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020. In

August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2021.

We are equal partners in a joint venture with the Lewis Group (“Joint Venture”) which is also required to maintain affirmative and restrictive covenants, among other customary covenants, under its loan agreement (the "Loan"). We serve as guarantor on the Loan. The Joint Venture or we may be unable to be in compliance with covenants as a result of a substantial and sustained downturn in our operations due to the COVID-19 pandemic. If the Joint Venture were to default on its obligations under the Loan, it may cause us to be liable for any such obligations and could create a cross default under our loan agreements.

If we expect to be out of compliance with our Loan Agreement with Farm Credit West or any of our loan agreements, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. Absent a waiver or amendment from participating lenders, failure to meet the covenants under our loan agreements would constitute an event of default and cause acceleration of the outstanding obligations under our loan agreements, termination of the lenders’ commitment to provide a revolving line of credit, an increase in our effective cost of funds and cross-default of other credit arrangements, which would have a material adverse impact on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of fiscal year 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2020 - May 31, 2020	—	—	—	—
June 1, 2020 - June 30, 2020	—	—	—	—
July 1, 2020 - July 31, 2020	—	$13.31	42,100	$9,437,701
Total	—		42,100	$9,437,701
__________________________________
(1) We did not acquire any shares from our employees in accordance with our stock-based compensation plan.

(2) On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021.

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

LIMONEIRA COMPANY

September 9, 2020	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2020	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)