Form 10-K
period 2020-10-31
Limoneira CO
filed 2021-01-14
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $205.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2020 was 17,654,708.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which we intend to hold on March 23, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2020.

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

•changes in laws, regulations, rules, quotas, tariffs and import laws;
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

In addition, this Annual Report contains industry data related to our business and the markets in which we operate. This data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results could differ from the projections or estimates, especially relating to the COVID-19 pandemic. We urge you to carefully review this Annual Report, particularly the section entitled “Risk Factors,” for a complete discussion of the risks of an investment in our common stock.

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

PART I

Item 1. Business

Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. Our business and operations are described below. For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report. In addition, general information concerning our Company can be found on our website, the internet address of which is www.limoneira.com. All of our filings with the SEC, including but not limited to, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Overview

We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,400 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,000 acres of lemons, 900 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo SpA. ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon growing, packing, marketing and selling business in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising 256 completed rental units and another approximately 1,150 units in various stages of planning and development.

Fiscal Year 2020 Highlights and Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture"). The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 354 units from inception through October 31, 2020.

In the first quarter of fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million. After transaction and other costs, we expect to receive proceeds of approximately $2.6 million and recognize an insignificant gain. At October 31, 2020, the $2.5 million carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We evaluated the impact of the CARES Act on our consolidated financial statements and recorded approximately $1.9 million of income tax benefit and applied for $5.8 million of federal refunds and an additional $0.9 million of California refunds in fiscal years 2020 and 2021, of which $0.8 million and $5.0 million were received in October 2020 and December 2020, respectively.

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. During fiscal year 2020, we repurchased 250,977 shares under the share repurchase program for approximately $3.5 million. As of October 31, 2020, the remaining authorization under this program is approximately $6.5 million.

On June 30, 2020, we entered into a Conversion Agreement with Farm Credit West to convert our term loans to fixed interest rate loans effective July 1, 2020. No changes were made to the outstanding principal balances on the loans and we made no cash repayments of principal. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which we may prepay any amounts without penalty.

In August 2020, we sold a property, located in Lindsay, California. We received net proceeds of $6.0 million and after transaction and other costs, we recorded a loss of approximately $0.4 million as of October 31, 2020.

On December 15, 2020, we declared a cash dividend of $0.075 per common share payable on January 15, 2021, in the aggregate amount of $1.3 million to stockholders of record as of December 28, 2020.

COVID-19 Pandemic

The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers, and customers.

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market has seen a significant decline in volume. Lemon demand began falling in mid-March when wide spread shelter in place orders were issued, resulting in a significant market oversupply. The export market for fresh produce has also significantly declined due to COVID-19 impacts.

The decline in demand for our products beginning the second quarter of 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second, third and fourth quarters of 2020. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in - Item 1A. Risk Factors of this Annual Report. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement in fiscal year 2021.

We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging video conferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout the spring, we allowed personnel to work remotely to the extent possible. While we believe we have responded appropriately to mitigate the impacts of the COVID-19 pandemic, as the situation evolves, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce and our customers and the ongoing continuity of our business operations. Those measures might include modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic.

Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, and substantially reducing discretionary spending.

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus are considered an essential business and permitted to remain open during the ongoing pandemic, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2021 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of three reportable operating segments: fresh lemons, lemon packing and other agribusiness, which includes avocados, oranges, specialty citrus and other crops. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations include our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects.

Agribusiness Summary

Farming

Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 6,000 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas located in the coastal areas from Ventura County to Monterey County. Ventura County is California’s top lemon producing county. Approximately 26% of our lemons are grown in Ventura County, 22% are grown in Tulare County, 17% are grown in Yuma County, Arizona and 10% are grown in San Bernardino County, California. We also grow approximately 5% of our lemons near La Serena, Chile and 20% of our lemons in Argentina.

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

We provide a majority of our avocado production to Calavo, a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Calavo receives fruit from our orchards at its packinghouse located in Santa Paula, California. Calavo’s proximity to our agricultural operations enables us to keep transportation and handling costs to a minimum. Our avocados are packed by Calavo and sold and distributed under its own brands to its customers primarily in the United States and Canada.

Primarily due to differing soil conditions, the care of avocado trees is intensive and during our 80-year history of growing avocados, growing techniques have changed dramatically. The need for more production per acre to compete with foreign sources of supply has required us to take an important lead in the practice of dense planting (typically four times the number of avocado trees per acre versus traditional avocado plantings) and mulching composition to help trees acclimate under conditions that more closely resemble those found in the tropics, a better climate for avocado growth.

Oranges, Specialty Citrus and Other Crops. We have approximately 1,400 acres of oranges planted primarily in Tulare County, California. In California, the growing area for oranges stretches from Imperial County to Yolo County. California-grown Navel oranges are available from October to June, with peak production periods occurring between January and April. Approximately 96% of our orange plantings are of the Navel variety and approximately 4% are of the Valencia variety. We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers. We currently have approximately 900 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios and wine grapes.

We utilize third-party packinghouses to process and pack our oranges and specialty citrus. A portion of our oranges and specialty citrus is marketed and sold under the Sunkist brand by Sunkist and orders are processed by Sunkist-member packinghouses. As an agricultural cooperative, Sunkist coordinates the sales and marketing of the oranges and specialty citrus and orders are processed by Sunkist-member packinghouses for direct shipment to customers.

We currently market our other crops, such as pistachios and wine grapes, utilizing processors that are not members of agricultural cooperatives. Our pistachios are harvested and sold to a roaster, packager and marketer of nuts, and our wine grapes are sold to various wine producers.

Plantings

We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other
Limoneira/Olivelands	Ventura, CA	1,700	700	500	—	—	500
La Campana	Ventura, CA	300	100	200	—	—	—
Teague McKevett	Ventura, CA	500	—	100	—	—	400
Orchard Farm	Ventura, CA	1,100	500	—	—	—	600
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Porterville Ranches	Tulare, CA	1,200	400	—	400	200	200
Ducor Ranches	Tulare, CA	1,000	300	—	400	300	—
Sheldon Ranches	Tulare, CA	700	200	—	400	—	100
Lemons 400	Tulare, CA	800	400	—	—	—	400
Windfall Farms	San Luis Obispo, CA	700	—	—	—	300	400
Cadiz	San Bernardino, CA	800	600	—	—	—	200
Associated Citrus Packers	Yuma, AZ	1,300	1,000	—	—	—	300
Pan de Azucar & San Pablo	La Serena, Chile	3,500	300	—	200	—	3,000
Santa Clara	Jujuy, Argentina	1,200	1,200	—	—	—	—
Other agribusiness land	Various Counties, CA	200	100	—	—	100	—
Total		15,400	6,000	900	1,400	900	6,200
Percentage of Total		100%	39%	6%	9%	6%	41%

The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.

The Teague McKevett Ranch is the site of our real estate development project known as East Area I and described below under the “Real Estate Development Summary” heading.

The other agribusiness land in the table above includes corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs and based on these and other factors, we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four years after planting. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
	0-4 Years	5-25 Years	Over 25 Years	Total
Lemons	1,200	3,500	1,300	6,000
Avocados	—	500	400	900
Oranges	200	700	500	1,400
Specialty citrus and other	200	600	100	900
Total	1,600	5,300	2,300	9,200

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

We invest considerable time and research into refining and improving our lemon packing through innovation and are continuously searching for new techniques to refine how premium lemons are delivered to our consumers. In fiscal year 2016, our updated lemon packing facility became operational which doubled our lemon packing capacity and increased the efficiency and financial results of these operations.

Rental Operations Summary

Our rental operations include our residential and commercial rentals, leased land operations and organic recycling.

We own and maintain 256 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. We also own several commercial office buildings and as with our residential housing units, these properties generate reliable cash flows that we use to partially fund the operating costs of our business. As of October 31, 2020, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County.

Real Estate Development Summary

We invest in real estate development projects and recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans, other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 1,150 units in various stages of planning and development. The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California. East Area I consists of 523 acres that we historically used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean. This property is also known as our Teague McKevett Ranch. We believe East Area I is an ideal location for a master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade. In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula. This vote was a requirement of the Save Open-Space and Agricultural Resources (“SOAR”), ordinance that mandates a public vote of the City of Santa Paula for land use conversion.

In November 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 10 to 12-year life of the project, including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. Since inception, each Joint Venture partner has made funding contributions of $21.4 million, including $2.8 million, $4.0 million and $3.5 million in fiscal years 2020, 2019 and 2018, respectively. The first phase of the project broke ground to commence mass grading in November 2017. Project plans include approximately 1,500 residential units with 632 residential units in Phase 1 and site improvements substantially completed. Lot sales representing 144 and 210 residential units closed in fiscal years 2020 and 2019, respectively and 354 residential units have closed from the project's inception to October 31, 2020. The Joint Venture closed an additional 44 units in the first quarter of fiscal year 2021.

East Area II - Santa Paula, California. Our design associates and we are in the process of formulating plans for East Area II, a parcel of approximately 30 acres adjacent to East Area I. East Area II is also a part of our Teague McKevett Ranch, which we believe is suited to commercial and/or industrial development along the south side of California Highway 126, a heavily traveled corridor that connects Highway 101 at Ventura on the west with Interstate 5 at Santa Clarita on the east. When completed, we expect that the development will contribute to the economic vitality of the region and allow residents to work and shop within close proximity to their homes.

The successful development of East Area II will be partly dependent on the success of East Area I. We expect that East Area II could accommodate large retailers, a medium or large employer, a complex of mixed business and retail, or some combination of the foregoing. We are actively cultivating prospects to become future tenants in East Area II and expect that development will closely follow the build-out of East Area I.

Santa Maria - Santa Barbara County, California. As of October 31, 2020, we were invested in one entitled development parcel, Sevilla, located in Santa Maria in Santa Barbara County, California. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2.7 million, which is expected to close in fiscal year 2021.

Markets and Competitive Strengths

Agribusiness Operations

With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States. Consequently, we have developed significant experience with a variety of crops, mainly lemons, avocados and oranges. The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness operations:

•Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Tulare County, which is in the San Joaquin Valley in Central California, and in Yuma, Arizona, are also located in areas that are well-suited for growing citrus crops.
•Historically, a higher percentage of our crops go to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.
•We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.
•In all but one of our properties, we are not dependent on State or Federal water projects to support our agribusiness or real estate development operations.
•We own approximately 94% of our agricultural land and take a long view on our fruit production practices.
•A significant amount of our agribusiness property was acquired many years ago, which results in a low-cost basis and associated expenses.
•In our fresh lemons and lemon packing segments, our integrated business model with respect to growing, packing, marketing and selling lemons allows us to better serve our customers.
•Our lemon packing operations provide marketing opportunities with other citrus companies and their respective products.
•We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California and provides a significant portion of the electricity required to operate four deep-water well pumps at one of our ranches in Tulare County, California. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed seamlessly back to the investor-owned utilities operating in these two markets. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our farming and packing operations, which we believe may help us differentiate our products from similar commodities.
•We have made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road

Mutual Water Co. and Pioneer Water Company, Inc. Additionally, we acquired water rights in the adjudicated Santa Paula Basin (aquifer), the YMIDD and in Chile.

Real Estate Development Operations

With respect to our real estate development operations, we believe our competitive advantages are as follows:

•We have entitlements to build approximately 1,500 residential units in our East Area I (Harvest at Limoneira) development.
•We have partnered with an experienced and financially strong land developer for our East Area I residential master plan development.
•Several of our agricultural and real estate investment properties are unique and carry longer-term development potential.
•Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property.

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

The following describes the key elements of our business strategy.

Agribusiness

With respect to our agribusiness operations, key elements of our strategy are:

•Acquire Additional Lemon Producing Properties.  To the extent attractive opportunities arise and our capital availability permits, we intend to consider the acquisition of additional lemon producing properties. In order to be considered, such properties would need to have certain characteristics to provide acceptable returns, such as an adequate source of water, a warm micro-climate and well-drained soils. We anticipate that the most attractive opportunities to acquire lemon producing properties will be in South America and in the San Joaquin Valley near our existing operations in Tulare County, California.

•Expand our Sources of Lemon Supply.  Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona and lemons we acquire from third-party growers, we have expanded our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•Increase the Volume of our Lemon Packing Operations.  We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our plants. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both the grower and us. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•Expand International Production and Marketing of Lemons.  We estimate that we currently have approximately 10% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international production and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•Construction of an Updated Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our original packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. A project to double the capacity and increase the efficiency of our lemon packing facilities became operational in fiscal year 2016. We expect that this project will has increased fresh lemon processing capacity and lower packing costs by reducing labor and handling inputs.

•Opportunistically Expand our Plantings of Avocados, Oranges, Specialty Citrus and Other Crops.  Our plantings of avocados, oranges, specialty citrus and other crops have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with oranges, specialty citrus or other crops. While we may expand our avocados, oranges, specialty citrus and other crops, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

•Maintain our Relationship with Calavo. Our alignment with Calavo comprises our current marketing strategy for avocados. Calavo has expanded its sourcing into other regions of the world, including Mexico, Chile and Peru, which allows it to supply avocados to its retail and food service customers on a year-round basis. California avocados occupy a unique market window in the year-round supply chain and Calavo has experienced a general expansion of volume as consumption has grown. Thus, we intend to continue to have a strong and viable market for our California avocados.

Other Operations

With respect to our rental operations and real estate development activities, key elements of our strategy include the following:

•Secure Additional Rental and Housing Units.  Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees.

•Opportunistically Lease Land to Third-Party Crop Farmers.  We regularly monitor the profitability of our fruit-producing acreage to ensure acceptable per acre returns. When we determine that leasing the land to third-party row crop farmers would be more profitable than farming the land, we intend to seek third-party row crop tenants.

•Opportunistically Expand our Income-Producing Commercial and Industrial Rental Assets.  We intend to redeploy our future financial gains to acquire additional income-producing real estate investments and agricultural properties.

•Selectively and Responsibly Develop our Agricultural Land. We recognize that long-term strategies are required for successful real estate development activities. We thus intend to maintain our position as a responsible agricultural landowner and major employer in Ventura County while focusing our real estate development activities on those agricultural land parcels that we believe offer the best opportunities to demonstrate our long-term vision for our community.

Customers

We market and sell our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia, Europe and certain other international markets. We sold lemons to approximately 230 U.S. and international customers during fiscal year 2020. We sell a majority of our avocados to Calavo. Our oranges, specialty citrus and other crops are sold through Sunkist and other third-party packinghouses and our wine grapes are sold to wine producers.

Information about Geographic Areas

During fiscal years 2020, 2019 and 2018, we had an aggregate of approximately $3.5 million, $3.2 million and $2.8 million of total sales in Chile by PDA and San Pablo, respectively. During fiscal years 2020 and 2019, we had an aggregate of approximately $14.2 million and $14.7 million of total sales in Argentina by Trapani Fresh. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States.

Competition

The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. Our lemons and oranges also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the U.S. market is approximately $690 million for lemons, both fresh and juice, approximately $400 million for avocados, and approximately $1.7 billion for oranges, both fresh and juice. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura and Santa Barbara Counties comes from other residential and commercial developments in nearby areas.

Resources and Raw Materials

In our fresh lemons and lemon packing segments, paper is considered a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and we have numerous suppliers for such material. In our agribusiness division, petroleum-based products such as herbicides and pesticides are considered raw materials and we have numerous suppliers for these products.

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The material brands of Limoneira lemons include, but are not limited to, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®. These trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with acquisitions, including Kiva® and Kachina®, Oxnard Lemon, Uno, Sunny, Trapani, Argentinian Beauty, Natural and Trapani Fresh.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August, our oranges are primarily sold from January through June, our specialty citrus is sold from November through April and our specialty crops, such as pistachios and wine grapes, are sold in September and October.

Environmental and Regulatory Matters

Our agribusiness and real estate development divisions are subject to a broad range of evolving federal, state and local environmental laws and regulations. For example, the growing, packing, storing and distributing of our products is extensively regulated by various federal and state agencies. The California State Department of Food and Agriculture oversees our packing and processing of lemons and conducts tests for fruit quality and packaging standards. We are also subject to laws and regulations that govern the use of pesticides and other potentially hazardous substances and the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Advertising of our products is subject to regulation by the Federal Trade Commission and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.

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

Environmental, Social and Governance (“ESG”)

Limoneira is an agricultural and community development company which, based upon its rich heritage and traditions, seeks not only to maximize value for its customers and shareholders, but also to enhance its legacy by employing sustainable practices in all aspects of operations including stewardship of both its natural and human resources. The Company recognizes the increased emphasis by shareholders, business partners and other key constituents in recent years on ESG programs that are embedded into day-to-day business policies and practices. The Company is proud of its commitment to doing the right thing for communities, the environment and its employees.

Governance

Corporate responsibility is an important priority for the Company and its Board of Directors. We have a long history of strong commitment to being an ethical and responsible company acting with integrity and respect for each other, our communities and the environment. The Board of Directors tasked the Nominating and Corporate Governance Committee with the responsibility for overseeing our environmental, social responsibility and sustainability programs and practices, including the consideration of potential long- and short-term trends and impacts that environmental and social responsibility and sustainability issues may have related to our business.

Environmental

Sustainability has been a mindset at Limoneira that was instilled by the Company’s founders over 127 years ago and is the basis of our corporate culture at Limoneira. Not only does Limoneira’s sustainable agriculture address many environmental and social concerns, it offers innovative and economically viable opportunities for Limoneira and other producers, employees, consumers, and policy makers in the entire global food system.

Food Safety

From 2010 to 2019, we achieved and maintained GLOBALG.A.P. certification by successfully demonstrating our adherence to specific Good Agricultural Practices ("GAP") and other farming standards. Beginning in fiscal 2020, Limoneira has received the highest rating (Superior) from Primus Labs, the first certification body of the Global Food Safety Initiative (GFSI). PrimusGFS is focused on the food safety of the agricultural sector products and establishes a series of GAP and other requirements for managing the production, handling, processing and storing operations. We believe that our certification differentiates us from our competitors and serves as reassurance to consumers and retailers that food reaches acceptable levels of safety and quality, and has been produced sustainably, respecting the health, safety and welfare of workers and the environment, and in consideration of animal welfare issues. Limoneira adheres to all food safety regulations and follows Good Manufacturing Practices (GMPs) as established in the Code of Federal Regulations (21 CFR 1 10), which have led to the Company’s food safety rating being one of the highest in the industry.

Solar Energy

Limoneira has seven solar installations across the Company that produce a total of approximately seven million kilowatts annually and enable us to be approximately 50% off the grid. We also have a 750kWh Tesla scalable energy storage system that reduces energy costs, improves reliability for demand charges and shifts energy use from peak to off peak times.

Water Management

Water is one of our world’s most valuable resources, and the supply of this natural resource faces continual pressure from growing populations, economic activities, and the increasing need for agricultural food production. Limoneira takes important steps to protect this resource. Our water quality and supply is maintained through ground water monitoring, rigorous lab testing, filtration systems, and a network of micro sprinklers. Limoneira constructed a natural wastewater treatment system using patented technology that is a low carbon footprint project with a series of gravity-fed ponds that circulate and clean 30 million gallons of water annually utilizing natural vegetation, local plants and fine gravels. Ultraviolet Rays (UV) remove any bacteria in the water to achieve California Title 22 drinking water standards.

Organic Recycling

With the help of one of our tenants, Agromin, Inc., a processor of premium soil products and a green waste recycler, we developed and implemented an innovative organic recycling facility on our land in Ventura County. This 10 acre facility receives green materials (lawn clipping, leaves, bark and other plant materials) that would typically go to landfills and converts such material into mulch that we spread throughout our agricultural properties to help curb erosion, improve water efficiency, reduce weeds and moderate soil temperatures.

Biological Pest Management

Limoneira was one of the founders of the Integrated Pest Management program in Ventura County. We have been working with Associates Insectary since 1928 to minimize the use of pesticides by releasing beneficial insects into orchards to control destructive agricultural pests.

Social and Human Capital Resources

Limoneira is committed to protecting the human rights, safety and dignity of the people who contribute to the success of our business. We also seek to support the welfare of the people who produce, process and harvest the products we sell. At October 31, 2020, we had 299 employees, of which 104 were salaried and 195 were hourly. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Health and Safety

Limoneira’s overall culture emphasizes the health and safety of our employees and the customers we serve. Our recent Take a Healthy Stand™ campaign showcases the many ways that lemons can play a role in helping to alleviate serious health issues and our free Nature’s Pharmacy™ app links items found in the produce section of local grocery stores to related health benefits. Our website offers tips, tricks, recipes and other ways to incorporate citrus into everyday life.

Limoneira has an Illness and Injury Prevention Plan (IIPP) and a Safety Guide and conforms to and follows all regulations and guidelines set forth by OSHA in all facilities and operations. Where the State’s guidelines, such as Cal OHSA, are different from the OSHA standard, Limoneira adheres to the most extensive guideline. We have excellent results from our safety programs compared to similar companies within our industry. In response to the COVID-19 pandemic, we have implemented, and continue to improve, appropriate safety measures in all of our facilities and locations. The Company offers comprehensive health insurance coverage to all employees and has a supplemental wellness program.

Employee Engagement

Limoneira has always operated on the principle that all businesses are only as successful as their employees – and content employees are motivated employees. We have a well-trained and retentive labor force with many employees remaining with us for more than 30 years. We offer competitive pay and best-in-class benefits, including a 401k plan with both profit sharing and safe-harbor matching contributions. With approximately 87% of our workforce Hispanic or Latino, to avoid language barriers, we provide bilingual company communications and educational programs such as English as a Second Language. Our new initiative "Every Box Counts" emphasizes our employees’ pride in delivering quality produce from farm to table.

Workforce Housing

We own and maintain 256 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base.

Community Development and Philanthropy

We have deep roots in our community and each year we collaborate with and devote resources to many worthwhile entities that make our region a special place to live and work. We fund children’s agricultural education, college scholarships, health and human services, industry, community, cultural events and projects that make our communities more vibrant and sustainable. Limoneira also founded a federal credit union onsite to provide agricultural employees an opportunity to accumulate savings and create a source of credit. Management and employees volunteer time and resources for various industry, community and non-profit organizations by serving on their boards and committees and staffing events. Our Harvest at Limoneira master-planned community continues our long history of building, integrating and sustaining community to promote economic, social and cultural vitality in our community.

Business Practices

Limoneira supports the efforts of the Produce Marketing Association and the United Fresh Produce Association to create an industry-wide framework on the responsible production and procurement of fresh fruit, vegetables and flowers. The Ethical Charter on Responsible Labor Practices captures this mission and we adhere to the charter’s guiding principles regarding opposing discrimination in any form. We live by our Supplier Code of Conduct in how we approach our business. This Code is global in its scope, and applies to all suppliers and their facilities, as well as our manufacturing facilities. In order to align with international standards, the Code is derived from the policies, standards, and conventions of the United Nations (UN) and the International Labor Organization (ILO), as well as other leading independent standards such as the Responsible Business Alliance (RBA) and Worldwide Responsible Accredited Production (WRAP). Limoneira’s Board and Management expect the Company’s vendors, suppliers and their products and services to adhere to similar environmental standards.
Item 1A. Risk Factors

Risks Related to Our Agribusiness Operations

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

Additionally, a significant portion of our agricultural plantings and our corporate headquarters are located in a region of California that is prone to natural disasters such as earthquakes and wildfires. For example, in December 2017, high winds and the related Southern California wildfires caused a brief power outage at our Santa Paula, California packinghouse and destroyed 14 of our 256 farm worker housing units. While our orchards did not suffer significant damage in the wildfire, the potential for significant damage to a substantial amount of our plantings from a natural disaster in the future continues to exist. Furthermore, if a natural disaster or other event occurs that prevents us from using all or a significant portion of our corporate headquarters, as a result of a power outage or otherwise, or that damages critical infrastructure, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial amount of time.

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

One such pest is ACP, an aphid–like insect that is a serious pest to all citrus plants because it can transmit the disease, Huanglongbing (“HLB”), when it feeds on the plants’ leaves and trees. By itself, ACP causes only minor cosmetic damage to citrus trees. HLB, however, is considered one of the most devastating diseases of citrus in the world. Trees infected with HLB decline in health, produce inedible fruit and eventually die, usually in 3 to 5 years after becoming infected. Currently, there is no cure for the disease and infected trees must be removed and destroyed to prevent further spreading.

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. ACP exists in California, including in our orchards. To date, HLB has also been detected in Los Angeles, Orange, Riverside and San Bernardino Counties in California. There can be no assurance that HLB will not be further detected in the future. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $0.8 million of costs in fiscal year 2020 related to pest control efforts targeted against ACP. To date, there has been no HLB detected in our orchards.

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

We sell a majority of the avocados we grow to Calavo and depend on their willingness and ability to market and sell our avocados to consumers. Calavo sources its avocados from many growers and we cannot control who they will purchase from and how large their orders may be. Should there be any change in our current relationship structure, whereby they buy a majority of our avocado crop, we would need to find replacement buyers to purchase our remaining crop, which could take time and expense and may result in less favorable terms of sale. Any loss of Calavo as a customer on a whole may cause a material loss in our profits, as it may take time to fill any such void.

Our earnings are sensitive to fluctuations in market supply and prices and demand for our products.

Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product. The ongoing COVID-19 pandemic has also reduced the demand for our products resulting in excess supplies.

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

Our earnings may be affected by seasonal factors, including:

•the seasonality of our supplies and consumer demand;
•the ability to process products during critical harvest periods; and
•the timing and effects of ripening and perishability.

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

Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that increased minimum wage rates from $13.00 per hour to $14.00 per hour, effective January 1, 2021, and will increase to $15.00 per hour in 2022. The State of Arizona also increased minimum wage rates from $11.00 per hour to $12.00 per hour, effective January 1, 2020, and effective January 1, 2021 the wage rates will rise each year based on the annual cost of living. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

The average rainfall in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses, and in some cases, governmental authorities have diverted water to other uses. As California has grown in population, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County and we use ground water in San Bernardino County. Following our acquisition of Associated, we began using federal project water in Arizona from the Colorado River through the YMIDD. We also have acquired water rights in Chile related to our acquisitions of PDA and San Pablo.

California has historically experienced periods of below average precipitation. The governor of California declared a drought State of Emergency in February 2014 and the next few years were among the most severe droughts on record. Rainfall, snow levels and water content of snow pack were significantly below historical averages. These conditions resulted in reduced water levels in streams, rivers, lakes, aquifers and reservoirs. Precipitation in 2017 brought relief to California’s drought conditions and the State of Emergency was lifted in April 2017. California has experienced below average precipitation two of the last three years and according to the US Drought Monitor, the 2020 season ended with California experiencing abnormally dry drought conditions. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2017 through 2020 compared to 75% in 2016 and zero in 2015 and 2014.

For fiscal year 2020, irrigation costs for our agricultural operations were $0.1 million lower than fiscal year 2019. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements in fiscal year 2021 that includes drilling new wells and upgrading existing wells and irrigation systems.

We believe we have access to adequate supplies of water for our agricultural operations as well as our real estate development and rental operations and currently do not anticipate that future drought conditions will have a material impact on our operating results. However, if future drought conditions are worse than prior drought conditions or if regulatory responses to such conditions limit our access to water, our business could be negatively impacted by these conditions and responses in terms of access to water and/or cost of water.

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

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. Under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Similarly, in the EU, regulation (EC) No. 1107/2009 fundamentally changed the pesticide approval process to hazard criteria based on the intrinsic properties of the substance. These actions and future actions regarding the availability and use of pesticides could have an adverse effect on us. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

A global economic downturn may have an adverse impact on participants in our industry, which cannot be fully predicted.

The full impact of a global economic downturn on customers, vendors and other business partners such as seen with the COVID-19 pandemic cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors, which could have wide-ranging impacts on the future of the industry.

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

Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. The U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies regulate these aspects of our operations. Our business is subject to the FDA Food Safety Modernization Act to ensure food safety. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. Import and export controls and similar laws and regulations, in both the United States and elsewhere affect our business. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

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

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. These factors include among others:

•economic and competitive conditions;
•changes in laws and regulations;
•operating difficulties, increased operating costs or pricing pressures we may experience; and
•delays in implementing any strategic projects.

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

Our revolving and non-revolving credit and term loan facilities contain various restrictive covenants that limit our ability to take certain actions. In particular, these agreements limit our ability to, among other things:

•incur additional indebtedness;
•make certain investments or acquisitions;
•create certain liens on our assets;
•engage in certain types of transactions with affiliates;
•merge, consolidate or transfer substantially all our assets; and
•transfer and sell assets.

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility and our Wells Fargo Term Loan contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. In August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 with measurement resuming as of October 31, 2021. At October 31, 2020, we were not in compliance with the debt service coverage ratio for Wells Fargo and the non-compliance was waived. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility and Wells Fargo Term Loan.

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

Risks Related to Our Real Estate Development Operations

We are involved in a cyclical industry and are affected by changes in general and local economic conditions.

The real estate development industry is cyclical and is significantly affected by changes in general and local economic conditions, including:

•employment levels;
•availability of financing;
•interest rates;
•consumer confidence;
•demand for the developed product, whether residential or industrial;
•supply of similar product, whether residential or industrial; and
•local, state and federal government regulation, including eminent domain laws, which may result in taking for less compensation than the owner believes the property is worth.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Market interest rates may increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied.

In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land, and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. In addition, in the past, many states, cities and counties (including Ventura County) have approved various “slow growth” or “urban limit line” measures.

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $78.8 million investment we have in the projects could be impaired in the future.

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

If the real estate industry weakens or instability of the mortgage industry and commercial real estate financing exists, it could have an adverse effect on our real estate activities.

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

We intend to develop land and real estate properties as suitable opportunities arise, taking into consideration the general economic climate. New real estate development projects have a number of risks, including the following:

•Construction delays or cost overruns that may increase project costs;
•Receipt of zoning, occupancy and other required governmental permits and authorizations;
•Development costs incurred for projects that are not pursued to completion;
•Earthquakes, hurricanes, floods, fires or other natural disasters that could adversely affect a project;
•Defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;
•Our ability to raise capital;
•The impact of governmental assessments such as park fees or affordable housing requirements;
•Governmental restrictions on the nature and size of a project or timing of completion; and
•The potential lack of adequate building/construction capacity for large development projects.

If any development project is not completed on time or within budget, our financial results may be negatively affected.

If we are unable to obtain required land use entitlements at reasonable costs, or at all, our operating results would be adversely affected.

The financial performance of our real estate development activities is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

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

We may encounter risks associated with the real estate joint venture we entered into in November 2015 with the Lewis Group of Companies including:

•the joint venture may not perform financially or operationally as expected;
•land values, project costs, sales absorption or other assumptions included in the development plans may cause the joint venture’s operating results to be less than expected;
•the joint venture may not be able to obtain project loans on acceptable terms;
•the joint venture partners may not be able to provide capital to the joint venture in the event external financing or project cash flows are not sufficient to finance the joint venture’s operations;
•the joint venture partners may not manage the project properly; and
•disagreements could occur between the joint venture partners that could affect the operating results of the joint venture or could result in a sale of a partner’s interest or the joint venture at undesirable values.

We may encounter other risks that could impact our ability to develop our land.

We may also encounter other difficulties in developing our land, including:

•natural risks, such as geological and soil problems, earthquakes, fire, heavy rains and flooding and heavy winds;
•shortages of qualified trades people;
•reliance on local contractors, who may be inadequately capitalized;
•shortages of materials;
•increases in the cost of certain materials; and
•environmental remediation costs.

General Risks and Risks Related to Our Common Stock

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

Important factors with respect to our competitors include the following:

•Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support.
•We cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us.

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

The value of our common stock could be volatile.

Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described here are not the only ones we will face. If any of these risks or other risks actually occurs, our business, financial condition, results of operations or future prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

The overall market and the price of our common stock may fluctuate greatly and we cannot assure you that you will be able to resell shares at or above market price. The trading price of our common stock may be significantly affected by various factors, including:

•quarterly fluctuations in our operating results;
•changes in investors’ and analysts’ perception of the business risks and conditions of our business;
•our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;
•unfavorable commentary or downgrades of our stock by equity research analysts;
•fluctuations in the stock prices of our peer companies or in stock markets in general; and
•general economic or political conditions.

Concentrated ownership of our common stock creates a risk of sudden change in our share price.

As of October 31, 2020, directors and members of our executive management team beneficially owned or controlled approximately 5.8% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

•division of our board of directors into three classes, with each class serving a staggered three-year term;
•removal of directors by stockholders by a supermajority of two-thirds of the outstanding shares;
•ability of the board of directors to authorize the issuance of preferred stock in series without stockholder approval; and
•prohibitions on our stockholders that prevent them from acting by written consent and limitations on calling special meetings.

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

We have identified a material weakness in our internal control over financial reporting which existed as of October 31, 2020. If we fail to properly remediate this or any future weaknesses or fail to maintain effective internal controls, there could be an adverse impact on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. As of October 31, 2020, a material weakness was detected related to an acquired foreign subsidiary in the first year the subsidiary was included in management's evaluation of the effectiveness of the Company's internal control over financial reporting. We are actively engaged in remediation activities designed to address the material weakness, but our remediation efforts are not complete and are ongoing. There can be no assurance that we will be able to implement fully our plan and controls to address this material weakness or that the plan and controls, if implemented, will be successful in remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results, cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California. We own approximately 8,300 acres of farm land in California, with approximately 4,000 acres located in Ventura County, approximately 3,600 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County. Additionally, we own approximately 1,300 acres located in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. In California, we lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 800 acres in San Bernardino County, and in Arizona, we lease approximately 65 acres of land located in Yuma County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County. The land used for agricultural plantings consists of approximately 6,000 acres of lemons, approximately 900 acres of avocados, approximately 1,400 acres of oranges and approximately 900 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2020 (in thousands, except per acre amounts):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Porterville Ranch	700	6,427	1997	$9,181
Ducor Ranch	900	6,064	1997	$6,738
Jencks Ranch	100	846	2007	$8,460
Windfall Farms	700	16,162	2009	$23,089
Stage Coach Ranch	100	603	2012	$6,030
Martinez Ranch	200	1,363	2012	$6,815
Associated Citrus Packers	1,300	15,035	2013	$11,565
Lemons 400	800	5,180	2013	$6,475
Sheldon Ranches	600	9,618	2016	$15,678
Pan de Azucar	200	2,421	2017	$12,105
San Pablo	3,300	8,208	2018	$2,487
Santa Clara	1,200	8,600	2019	$7,167
Other agribusiness land	400	1,296	various	$3,240
	13,800	$89,487

The book value of our agribusiness land holdings of approximately $89.5 million differs from the land balance of $96.3 million included in property, plant and equipment in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The table above presents our current land holdings in farming agribusiness operations and, therefore, excludes Oxnard Lemon land, rental and real estate development land.

We own our packing facilities located in Santa Paula and Oxnard, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We commissioned a new lemon packing facility in 2016 to increase capacity and efficiency of our lemon packing operations. We have a 5.5 acre, one-megawatt ground-based photovoltaic solar generator, which provides the majority of the power to operate our packing facility. We also have a one-megawatt solar array that provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own 256 residential units in Ventura and Tulare Counties that we lease to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants.

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 1,500 residential units and approximately 811,000 square feet of commercial space.

Water and Mineral Rights

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin. We use a combination of ground water provided by wells that derive water from the San Joaquin Valley Basin and water from various water districts and irrigation districts in Tulare County, California, which is in the agriculturally productive San Joaquin Valley. We use ground water provided by wells that derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin. Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. We also have acquired water rights in Chile from our acquisitions of PDA and San Pablo.

Our rights to extract groundwater from the Santa Paula Basin are governed by the Santa Paula Basin Judgment (the “Judgment”). The Judgment was entered into in 1996 by stipulation among the United Water Conservation District, the City of Ventura and various members of the Santa Paula Basin Pumpers Association (the “Association”). The Association is a not-for-profit, mutual benefit corporation, which represents the interests of all overlying landowners with rights to extract groundwater from the Santa Paula Basin and the City of Santa Paula. We are a member of the Association. Membership in the Association is governed by the Association's Bylaws.

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

Our California water resources include approximately 17,000 acre-feet of water affiliated with our owned properties, of which approximately 8,600 acre-feet are adjudicated. Our Yuma, Arizona water resources include approximately 11,700 acre-feet of water sourced from the Colorado River. We own shares in five not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.

We believe water is a natural resource that is critical to economic growth in the western United States and firm, reliable water rights are essential to our sustainable business practices. Consequently, we have long been a private steward and advocate of prudent and efficient water management. We have made substantial investments in securing water and water rights in quantities that are sufficient to support and, we believe will exceed, our long-term business objectives. We strive to follow best management practices for the diversion, conveyance, distribution and use of water. In the future, we intend to continue to provide leadership in the area of, and seek innovation opportunities that promote increased water use efficiency and the development of new sources of supply for our neighboring communities.

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

Holders

On December 31, 2020, there were approximately 214 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2020
Fourth Quarter Ended October 31, 2020	$0.0750
Third Quarter Ended July 31, 2020	$0.0750
Second Quarter Ended April 30, 2020	$0.0750
First Quarter Ended January 31, 2020	$0.0750
2019
Fourth Quarter Ended October 31, 2019	$0.0750
Third Quarter Ended July 31, 2019	$0.0750
Second Quarter Ended April 30, 2019	$0.0750
First Quarter Ended January 31, 2019	$0.0750

In December 2020, we declared our quarterly dividend of $0.0750 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

During the fourth quarter of fiscal year 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2020 through August 31, 2020	—	$—	—	$—
September 1, 2020 through September 30, 2020	—	$14.00	208,877	6,507,000
October 1, 2020 through October 31, 2020	—	$—	—	—
Total	—		208,877	$6,507,000
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

	Fiscal Years Ended October 31,
	2020	2019	2018	2017	2016
Total net revenues	$164,559	$171,398	$129,392	$121,309	$111,789
Operating (loss) income	$(19,008)	$(5,514)	$9,486	$11,863	$9,188
Net (loss) income attributable to Limoneira Company	$(16,435)	$(5,943)	$20,188	$6,595	$8,058
Basic net (loss) income per common share	$(0.96)	$(0.37)	$1.26	$0.42	$0.52
Diluted net (loss) income per common share	$(0.96)	$(0.37)	$1.25	$0.42	$0.52
Total assets	$389,600	$399,867	$421,339	$339,031	$305,448
Current and long-term debt	$125,848	108,915	$80,093	$105,113	$90,672
Convertible preferred stock	$10,810	10,810	$10,810	$10,810	$12,231
Cash dividends declared per share of common stock	$0.30	$0.30	$0.25	$0.22	$0.20

In fiscal year 2020, we sold our remaining 200,000 shares of Calavo common stock at an average price of $55.29 per share, the net proceeds from the sale were $11.0 million. In March 2020, the CARES Act was signed into law. We have recorded approximately $1.9 million of income tax benefit and $6.7 million federal and California refunds in fiscal years 2020 and 2021. In March 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. During 2020, we repurchased 250,977 shares under the share repurchase program for approximately $3.5 million.

In fiscal year 2019, revenues increased $14.7 million as a result of the Trapani Fresh acquisition and by $8.8 million with the adoption of FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In December 2018, we terminated our lease agreement with the Joint Venture who is developing the East Area I real estate development project. As a result, we reduced our sale lease-back deferral and corresponding real estate development by $58.3 million and reclassified $33.4 million of our basis in the Joint Venture from real estate development to equity in investments and contributed $4.0 million to the Joint Venture. In May 2019, we acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani, a multi-generational, family owned citrus operation in Argentina for $15.0 million, which is consolidated.

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

COVID-19 Pandemic

The global spread of the novel coronavirus ("COVID-19") in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers, and customers.

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

The decline in demand for our products beginning the second quarter of 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second and third quarters of 2020. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in - Item 1A. Risk Factors of this Annual Report. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement into fiscal year 2021, specifically as restaurants and bars reopen.

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

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus are considered an essential business and permitted to remain open during the ongoing pandemic, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

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

We are one of California’s oldest citrus growers. According to Sunkist, we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile, and Jujuy, Argentina, which collectively consist of approximately 6,000 acres of lemons, 900 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales, a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in San Pablo, a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh, a lemon growing, packing, marketing and selling business in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprised of 256 completed rental units and another approximately 1,150 units in various stages of planning and development.

We have three business divisions: agribusiness, rental operations and real estate development. Our agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, and includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2020 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2020		2019		2018
Revenues:
Agribusiness	$159,937	97%	$166,549	97%	$124,344	96%
Other operations	4,622	3%	4,849	3%	5,048	4%
Total net revenues	164,559	100%	171,398	100%	129,392	100%
Costs and expenses:
Agribusiness	157,281	86%	152,372	86%	98,083	83%
Other operations	4,504	2%	4,439	3%	4,212	3%
Impairment of real estate development assets	—	—	—	—	1,558	1%
Loss (gain) on sale and disposal of property assets	502	—	(1,069)	(1)%	—	—
Selling, general and administrative	21,280	12%	21,170	12%	16,053	13%
Total costs and expenses	183,567	100%	176,912	100%	119,906	100%
Operating (loss) income:
Agribusiness	2,656		14,177		26,261
Other operations	118		410		(722)
Loss (gain) on sale and disposal of property assets	(502)		1,069		—
Selling, general and administrative	(21,280)		(21,170)		(16,053)
Operating (loss) income	(19,008)		(5,514)		9,486
Other (expense) income:
Interest income	362		207		201
Interest expense	(2,048)		(2,341)		(1,323)
Equity in earnings of investments, net	339		3,073		583
(Loss) gain on stock in Calavo Growers, Inc.	(6,299)		(2,117)		4,223
Other income, net	219		129		313
Total other (expense) income	(7,427)		(1,049)		3,997
(Loss) income before income tax benefit (provision)	(26,435)		(6,563)		13,483
Income tax benefit	8,494		1,097		6,729
Net (loss) income	(17,941)		(5,466)		20,212
Loss (income) attributable to noncontrolling interest	1,506		(477)		(24)
Net (loss) income attributable to Limoneira Company	$(16,435)		$(5,943)		$20,188

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes loss on stock in Calavo, LLCB earnings in equity investment, sale and disposal of property assets and impairments on real estate development assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies. EBITDA and adjusted EBITDA are summarized and reconciled to net income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Years Ended October 31,
	2020	2019	2018
Net (loss) income attributable to Limoneira Company	$(16,435)	$(5,943)	$20,188
Interest income	(362)	(207)	(201)
Interest expense	2,048	2,341	1,323
Income tax benefit	(8,494)	(1,097)	(6,729)
Depreciation and amortization	10,097	8,633	7,275
EBITDA	(13,146)	3,727	21,856
Loss on stock in Calavo Growers, Inc.	6,299	2,054	—
LLCB earnings in equity investments, net	(326)	(2,870)	—
Loss (gain) on sale and disposal of property assets	502	(991)	—
Impairment of real estate development assets	—	—	1,558
Adjusted EBITDA	$(6,671)	$1,920	$23,414

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenues

Total revenues for fiscal year 2020 was $164.6 million compared to $171.4 million for fiscal year 2019. The 4% decrease of $6.8 million was primarily the result of decreased lemons agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2020	2019	Change
Lemons	$137,563	$149,971	$(12,408)	(8)%
Avocados	8,806	5,391	3,415	63%
Oranges	7,722	6,022	1,700	28%
Specialty citrus and other crops	5,846	5,165	681	13%
Agribusiness revenues	$159,937	$166,549	$(6,612)	(4)%

•Lemons: The decrease in fiscal year 2020 was primarily the result of lower prices partially offset by higher volume of fresh lemons sold compared to fiscal year 2019. During fiscal years 2020 and 2019, fresh lemon sales were $101.1 million and $110.1 million on 5.5 million and 5.2 million cartons of fresh lemons sold at average per carton prices of $18.32 and $21.00, respectively. COVID-19 related food service closures reduced the demand for lemons in the food service marketplace and created an over-supply in the retail marketplace. This oversupply of lemons resulted in lower average per carton prices in fiscal year 2020 compared to fiscal year 2019. Lemon revenues in fiscal years 2020 and 2019 included $13.4 million and $15.6 million shipping and handling, $4.1 million and $10.8 million lemon by-products and $18.9 million and $13.5 million other lemon sales, respectively.

•Avocados: The increase in fiscal year 2020 was primarily the result of higher volume partially offset by lower prices of avocados sold compared to fiscal year 2019. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2020 and 2019, 8.0 million and 1.8 million pounds of avocados were sold at average per pound prices of $1.10 and $1.72, respectively. Lower prices in fiscal year 2020 were primarily related to higher supply of fruit in the marketplace. Fiscal year 2019 avocados revenues included approximately $2.3 million of crop insurance.

•Oranges: The increase in fiscal year 2020 was primarily due to higher prices partially offset by lower volume of oranges sold compared to fiscal year 2019. During fiscal years 2020 and 2019, sales consisted of 743,000 and 907,000 40-pound carton equivalents of oranges sold at average per carton prices of $10.39 and $6.64, respectively.

•Specialty citrus and other crops: The increase in fiscal year 2020 was primarily the result of higher prices partially offset by lower volume of specialty citrus sold compared to fiscal year 2019. In fiscal years 2020 and 2019, we sold 333,000 and 358,000 40-pound carton equivalents of specialty citrus at an average per carton price of $12.37 and $9.34, respectively.

Rental operations revenue was $4.6 million in fiscal year 2020 compared to $4.8 million in fiscal year 2019. The decrease in fiscal year 2020 was primarily due to decreased revenues from residential rental units leased to employees, former employees and non-employees compared to fiscal year 2019.

Real estate development revenue was zero in both fiscal years 2020 and 2019.

Costs and Expenses

Total costs and expenses for fiscal year 2020 were $183.6 million compared to $176.9 million for fiscal year 2019. This 4% increase of $6.7 million was primarily attributable to increases in our agribusiness expenses. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation and amortization expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2020	2019	Change
Packing costs	$45,545	$41,018	$4,527	11%
Harvest costs	20,714	19,272	1,442	7%
Growing costs	27,861	26,962	899	3%
Third-party grower costs	54,218	57,497	(3,279)	(6)%
Depreciation and amortization	8,943	7,623	1,320	17%
Agribusiness costs and expenses	$157,281	$152,372	$4,909	3%

•Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $42.6 million and $37.7 million in fiscal years 2020 and 2019, respectively. The increase in fiscal year 2020 was primarily attributable to higher average per carton costs and higher volume of fresh lemons packed and sold compared to fiscal year 2019. In fiscal years 2020 and 2019, we packed and sold 5.5 million and 5.2 million cartons of lemons at average per carton costs of $7.71 and $7.20, respectively. The increase in average per carton costs in fiscal year 2020 compared to fiscal year 2019 was primarily due to decreased percentage of the crop that went to the fresh market. Additionally, in fiscal years 2020 and 2019, packing costs included $3.0 million and $3.2 million of shipping costs.

•Harvest costs: The increase in fiscal year 2020 was primarily attributable to increased volume of lemons and avocados harvested partially offset by decreased volume of oranges harvested compared to fiscal year 2019.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2020 was primarily due to net increased costs for cultivation compared to fiscal year 2019. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The decrease in fiscal year 2020 was primarily due to lower prices of third-party grower lemons sold, partially offset by increased volume compared to fiscal year 2019. During fiscal years 2020 and 2019, of the 5.5 million and 5.2 million cartons sold, 3.3 million (60%) and 3.1 million (60%) were procured from third-party growers at average per carton prices of $11.71 and $15.52, respectively. Additionally, in fiscal years 2020 and 2019 we incurred $15.5 million and $9.0 million, respectively of costs for purchased, packed fruit for resale.

•Depreciation and amortization expense in fiscal year 2020 was $1.3 million higher than fiscal year 2019 primarily due to the acquisition of Trapani Fresh in May 2019.

Other operations expenses were $4.5 million in the fiscal year 2020 compared to $4.4 million in the fiscal year 2019.

Loss (gain) on sales of property assets for fiscal years 2020 and 2019 were $0.5 million and $(1.1) million, respectively.

Selling, general and administrative expenses for fiscal year 2020 were $21.3 million compared to $21.2 million for fiscal year 2019. This 1% increase of $0.1 million was primarily attributable to the following:

•$0.9 million increase in training, depreciation and other costs associated with an ERP implementation; and
•$0.8 million decrease in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other (Expense) Income

Other (expense) income, for fiscal year 2020 was $(7.4) million compared to $(1.0) million for fiscal year 2019. The $6.4 million increase in expense is primarily the result of:

•$0.3 million decrease in interest expense as a result of lower interest rates;
•$2.7 million decrease in equity in earnings of investments primarily from LLCB; and
•$4.2 million increase in the loss on sales of stock in Calavo.

Income Taxes

We recorded an income tax benefit of $8.5 million for fiscal year 2020 on pre-tax loss of $26.4 million compared to an income tax benefit of $1.1 million for fiscal year 2019 on pre-tax loss of $6.6 million. The tax provision recorded for the fiscal year 2020 differs from the U.S. federal statutory tax rate of 21% due primarily to a $1.9 million discrete benefit related to the CARES Act. Our effective tax rate for fiscal years 2020 and 2019 was 32.2% and 17.1%, respectively.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest primarily represents 10% of the net income of PDA and 49% of the net loss of Trapani Fresh.

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

•Lemons: The increase in fiscal year 2019 was primarily the result of higher volume partially offset by lower prices of fresh lemons sold compared to fiscal year 2018. A portion of the increased revenue was the result of fresh lemon sales of $14.7 million by Trapani Fresh on 746,000 cartons of fresh lemons sold in fiscal year 2019. During fiscal years 2019 and 2018, fresh lemon sales were $110.1 million and $83.9 million on 5.2 million and 3.3 million cartons of fresh lemons sold at average per carton prices of $21.00 and $25.42, respectively. Lemon revenues in fiscal year 2019 included $15.6 million shipping and handling, $10.8 million lemon by-products and $13.5 million other lemon sales. Other lemon sales in fiscal year 2019 included $2.9 million of lemon sales in Chile by PDA and San Pablo and $9.5 million of brokered fruit sales, of which $8.8 million is due to the adoption of FASB ASU 2014-19. Lemon revenues in fiscal year 2018 included $9.0 million shipping and handling, $4.4 million lemon by-products and $6.5 million other lemon sales. Other lemon sales in fiscal year 2018 included $2.3 million of lemon sales in Chile by PDA and $1.1 million of commissions earned on 912,000 cartons of brokered fruit sales.

•Avocados: The decrease in fiscal year 2019 was the result of lower volume partially offset by higher prices of avocados sold compared to fiscal year 2018. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2019 and 2018, 1.8 million and 6.3 million pounds of avocados were sold at average per pound prices of $1.72 and $1.04, respectively. Higher prices in fiscal year 2019 were primarily related to lower supply of fruit in the marketplace. Fiscal year 2019 avocados revenues included approximately $2.3 million of crop insurance.

•Oranges: The decrease in fiscal year 2019 was primarily due to lower prices partially offset by higher volume of oranges sold compared to fiscal year 2018. During fiscal years 2019 and 2018, sales consisted of 907,000 and 712,000 40-pound carton equivalents of oranges sold at average per carton prices of $6.64 and $12.48, respectively. Oranges revenues in fiscal years 2019 and 2018 included $0.3 million of orange sales in Chile.

•Specialty citrus and other crops: The slight increase in fiscal year 2019 was primarily the result of higher volume of wine grapes and pistachios sold offset by lower specialty citrus revenues compared to fiscal year 2018. In fiscal year 2019, we sold approximately 1,300 tons of wine grapes for $1.3 million compared to approximately 600 tons of wine grapes for $0.9 million in fiscal year 2018.

Corporate and other operations revenue was $4.8 million in fiscal year 2019 compared to $5.0 million in fiscal year 2018. The decrease in fiscal year 2019 was primarily due to decreased revenues from land leased to third-party agricultural tenants compared to fiscal year 2018.

Costs and Expenses

Total costs and expenses for fiscal year 2019 were $176.9 million compared to $119.9 million for fiscal year 2018. This 48% increase of $57.0 million was primarily attributable to increases in our agribusiness, real estate development and selling, general and administrative costs and expenses. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and depreciation and amortization expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2019	2018	Change
Packing costs	$41,018	$23,071	$17,947	78%
Harvest costs	19,272	13,512	5,760	43%
Growing costs	26,962	23,523	3,439	15%
Third-party grower costs	57,497	31,733	25,764	81%
Depreciation and amortization	7,623	6,244	1,379	22%
Agribusiness costs and expenses	$152,372	$98,083	$54,289	55%

•Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $37.7 million and $21.4 million in fiscal years 2019 and 2018, respectively. The increase in fiscal year 2019 was primarily attributable to higher average per carton costs and higher volume of fresh lemons packed and sold compared to fiscal year 2018. In fiscal year 2019, we packed and sold 5.2 million cartons of lemons at average per carton costs of $7.20 compared to 3.3 million cartons of lemons sold at average per carton costs of $6.48 in fiscal year 2018. The increase in average per carton costs in fiscal year 2019 compared to fiscal year 2018 is primarily due to increased volume of lemon by-products and $5.8 million of operating costs incurred at the Oxnard Lemon facility. Additionally, packing costs included $3.2 million of shipping costs in fiscal year 2019 compared to $1.7 million in fiscal year 2018.

•Harvest costs: The increase in fiscal year 2019 was primarily attributable to increased volume of lemons and Navel oranges and specialty citrus harvested partially offset by decreased volume of avocados harvested compared to fiscal year 2018.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2019 is primarily due to net increased costs for fertilization and soil amendments and pruning in addition to San Pablo and Trapani Fresh growing costs compared to fiscal year 2018. These net increases reflect farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase is primarily due to higher volume of third-party grower lemons sold. During fiscal years 2019 and 2018, of the 5.2 million and 3.3 million cartons sold, 3.1 million (60%) and 1.5 million (45%) were procured from third-party growers at average per carton prices of $15.52 and $20.89, respectively.

Additionally, in fiscal year 2019 we incurred $9.0 million of costs for purchased, packed fruit for resale compared to $0.4 million in fiscal year 2018.

•Depreciation and amortization expense in fiscal year 2019 was $1.4 million higher than fiscal year 2018 primarily due to the acquisitions of San Pablo, Oxnard Lemon and Trapani Fresh and an increase in assets placed into service.

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

Selling, general and administrative expenses for fiscal year 2019 were $21.2 million compared to $16.1 million for fiscal year 2018. This 32% increase of $5.1 million was primarily attributable to the following:

•$3.2 million in Trapani Fresh selling, general and administrative expenses;
•$0.8 million increase in legal, consulting and other administrative expenses primarily associated with our acquisition of Trapani Fresh in May 2019;
•$0.4 million increase in lemon selling expenses primarily due to an increase in personnel; and
•$0.7 million increase in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other (Expense) Income

Other (expense) income, for fiscal year 2019 was ($1.0) million of expense compared to $4.0 million of income for fiscal year 2018. The $5.0 million decrease in income is primarily the result of:

•$1.0 million increase in interest expense as a result of higher debt;
•$2.5 million increase in equity in earnings of investments primarily from LLCB;
•$4.3 million decrease in the gain on sales of stock in Calavo; and
•$2.1 million in unrealized loss on stock in Calavo in fiscal year 2019.

Income Taxes

We recorded an income tax benefit of $1.1 million for fiscal year 2019 on pre-tax loss of $6.6 million compared to an income tax benefit of $6.7 million for fiscal year 2018 on pre-tax income of $13.5 million. Our effective tax rate was 17.1% for fiscal year 2019 compared to an effective tax rate of (49.9)% for fiscal year 2018. Our effective tax rate in fiscal year 2018 was primarily due to the approximate $10.3 million decrease in deferred tax liabilities related to the change in the federal tax rate from the Tax Cuts and Jobs Act of 2017. No such tax rate changes occurred in fiscal year 2019.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest primarily represents 10% of the net income of PDA and 49% of the net income of Trapani Fresh.

Segment Results of Operations

We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 22 - Segment Information of the notes to consolidated financial statements included in this Annual Report for additional information regarding our operating segments.

Segment information for fiscal year 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$124,150	$13,413	$—	$8,806	$13,568	$159,937	$4,622	$164,559
Intersegment revenues	—	36,820	(36,820)	—	—	—	—	—
Total net revenues	124,150	50,233	(36,820)	8,806	13,568	159,937	4,622	164,559
Costs and expenses	125,305	42,563	(36,820)	5,168	12,122	148,338	25,132	173,470
Depreciation and amortization	—	—	—	—	—	8,943	1,154	10,097
Operating (loss) income	$(1,155)	$7,670	$—	$3,638	$1,446	$2,656	$(21,664)	$(19,008)

Segment information for fiscal year 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$134,342	$15,629	$—	$5,391	$11,187	$166,549	$4,849	$171,398
Intersegment revenues	—	30,073	(30,073)	—	—	—	—	—
Total net revenues	134,342	45,702	(30,073)	5,391	11,187	166,549	4,849	171,398
Costs and expenses	120,998	37,639	(30,073)	3,150	13,035	144,749	23,530	168,279
Depreciation and amortization	—	—	—	—	—	7,623	1,010	8,633
Operating income (loss)	$13,344	$8,063	$—	$2,241	$(1,848)	$14,177	$(19,691)	$(5,514)

Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$129,392
Intersegment revenues	—	19,971	(19,971)	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	20,792	112,631
Depreciation and amortization	—	—	—	—	—	6,244	1,031	7,275
Operating income (loss)	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$(16,775)	$9,486

Fiscal Year 2020 Compared to Fiscal Year 2019

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For fiscal year 2020, our fresh lemons segment revenue was $124.2 million compared to $134.3 million for fiscal year 2019. The 8% decrease of $10.2 million was primarily the result of lower prices partially offset by higher volume of fresh lemons sold, as discussed earlier.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2020, our fresh lemon costs and expenses were $125.3 million compared to $121.0 million for fiscal year 2019. The 4% increase of $4.3 million primarily consisted of the following:

•Harvest costs for fiscal year 2020 were $0.7 million higher than fiscal year 2019.
•Growing costs for fiscal year 2020 were $2.3 million higher than fiscal year 2019.
•Third-party grower costs for fiscal year 2020 were $5.2 million lower than fiscal year 2019.
•Transportation costs for fiscal year 2020 were $0.2 million lower than fiscal year 2019.
•Intersegment costs and expenses for fiscal year 2020 were $6.7 million higher than fiscal year 2019.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2020, our lemon packing segment revenue was $50.2 million compared to $45.7 million for fiscal year 2019. The 10% increase of $4.5 million was primarily due to increased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2020, our lemon packing costs and expenses were $42.6 million compared to $37.6 million for fiscal year 2019. The 13% increase of $4.9 million was primarily due to increased volume of lemons packed and decreased fresh utilization.

Lemon packing segment operating income per carton sold was $1.39 and $1.54 for fiscal years 2020 and 2019, respectively.

The lemon packing segment included $36.8 million and $30.1 million of intersegment revenues for fiscal years 2020 and 2019, respectively, that are charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2020, our avocados segment revenue was $8.8 million compared to $5.4 million for fiscal year 2019, a 63% increase of $3.4 million.

Cost and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2020, our avocado costs and expenses were $5.2 million compared to $3.2 million for fiscal year 2019. The 64% increase of $2.0 million primarily consists of the following:

•Harvest costs for fiscal year 2020 were $0.9 million higher than fiscal year 2019.
•Growing Costs for fiscal year 2020 were $1.2 million higher than fiscal year 2019.

Other Agribusiness

For fiscal year 2020, our other agribusiness segment revenue was $13.6 million compared to $11.2 million for fiscal year 2019. The 21% increase of $2.4 million primarily consisted of the following:

•Orange revenue in fiscal year 2020 was $1.7 million higher than fiscal year 2019.
•Specialty citrus and other crop revenue for fiscal year 2020 was $0.7 million higher than fiscal year 2019.

Costs and expenses associated with our other agribusiness segment include harvest, growing and purchased fruit costs. Our other agribusiness costs and expenses for fiscal year 2020 were $12.1 million compared to $13.0 million for fiscal year 2019. The 7% decrease of $0.9 million primarily consisted of the following:

•Harvest costs for fiscal year 2020 were $0.2 million lower than fiscal year 2019.
•Growing costs for fiscal year 2020 were $2.6 million lower than fiscal year 2019.
•Purchased fruit costs for fiscal year 2020 were $1.9 million higher than fiscal year 2019.
Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2020 were $8.9 million compared to $7.6 million in fiscal year 2019. The 17% increase of $1.3 million was primarily due to the acquisition of Trapani Fresh and an increase in assets placed into service.

Corporate and Other

Our corporate and other segment had revenues of approximately $4.6 million and $4.8 million in fiscal years 2020 and 2019, respectively. The $0.2 million decrease in fiscal year 2020 was primarily due to decreased revenues from residential rental units leased to employees, former employees and non-employees compared to fiscal year 2019.

Costs and expenses in our corporate and other segment were approximately $25.1 million and $23.5 million in fiscal years 2020 and 2019, respectively. Depreciation expense was approximately $1.2 million and $1.0 million in fiscal years 2020 and 2019, respectively.

Additionally, loss (gain) on sales of property assets for fiscal years 2020 and 2019 were $0.5 million and $(1.1) million, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses include corporate and other costs and expenses not allocated to the operating segments. Selling, general and administrative expenses for fiscal year 2020 were $0.1 million lower than fiscal year 2019.

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

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2019, our fresh lemon costs and expenses were $121.0 million compared to $74.8 million for fiscal year 2018. The 62% increase of $46.2 million primarily consisted of the following:

•Harvest costs for fiscal year 2019 were $5.6 million higher than fiscal year 2018.
•Growing costs for fiscal year 2019 were $1.3 million higher than fiscal year 2018.
•Third-party grower costs for fiscal year 2019 were $25.8 million higher than fiscal year 2018.
•Transportation costs for fiscal year 2019 were $3.3 million higher than fiscal year 2018.
•Intersegment costs and expenses for fiscal year 2019 were $10.1 million higher than fiscal year 2018.

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

Avocados

For fiscal year 2019, our avocados segment revenue was $5.4 million compared to $6.6 million for fiscal year 2018, an 18% decrease of $1.2 million.

Cost and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2019, our avocado costs and expenses were $3.2 million compared to $4.4 million for fiscal year 2018. The 28% decrease of $1.2 million primarily consists of the following:

•Harvest costs for fiscal year 2019 were $0.8 million lower than fiscal year 2018.
•Growing Costs for fiscal year 2019 were $0.5 million lower than fiscal year 2018.

Other Agribusiness

For fiscal year 2019, our other agribusiness segment revenue was $11.2 million compared to $13.9 million for fiscal year 2018. The 20% decrease of $2.8 million primarily consisted of the following:

•Orange revenue in fiscal year 2019 was $2.9 million lower than fiscal year 2018.
•Specialty citrus and other crop revenue for fiscal year 2019 was $0.1 million higher than fiscal year 2018.

Costs and expenses associated with our other agribusiness segment include harvest and growing costs. Our other agribusiness costs and expenses for fiscal year 2019 were $13.0 million compared to $9.5 million for fiscal year 2018. The 37% increase of $3.5 million primarily consisted of the following:

•Harvest costs for fiscal year 2019 were $0.6 million higher than fiscal year 2018.
•Growing costs for fiscal year 2019 were $2.9 million higher than fiscal year 2018.
Fresh lemons, lemon packing, avocados and other agribusiness depreciation and amortization for fiscal year 2019 were $7.6 million compared to $6.2 million in fiscal year 2018. The 22% increase of $1.4 million was primarily due to the acquisitions of San Pablo, Oxnard Lemon and Trapani Fresh and an increase in assets placed into service.

Corporate and Other Operations

Our corporate and other operations segment had revenues of approximately $4.8 million and $5.0 million in fiscal years 2019 and 2018, respectively. The $0.2 million decrease in fiscal year 2019 was primarily due to decreased revenues from land leased to third-party agricultural tenants.

Costs and expenses in our corporate and other operations segment were approximately $23.5 million and $20.8 million in fiscal years 2019 and 2018, respectively. Depreciation expense was similar in fiscal year 2019 compared to fiscal year 2018 at $1.0 million.

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

Quarterly Results of Operations

The following table presents our operating results for each of the fiscal quarters in the periods ended October 31, 2020 and October 31, 2019, respectively (in thousands, except per share amounts). The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with the audited consolidated financial statements included in this Annual Report. All necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. As with any agribusiness enterprise, our agribusiness operations are highly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during the third quarter.

	Three Months Ended 2020
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$29,773	$53,559	$39,571	$41,656
Costs and expenses	39,296	51,745	42,404	50,122
Operating (loss) income	(9,523)	1,814	(2,833)	(8,466)
Other (loss) income, net	(626)	751	(5,978)	(1,574)
(Loss) income before income tax benefit (provision)	(10,149)	2,565	(8,811)	(10,040)
Income tax benefit (provision)	2,618	(765)	3,505	3,136
Net (loss) income	(7,531)	1,800	(5,306)	(6,904)
(Income) loss attributable to noncontrolling interest	97	509	423	477
Net (loss) income attributable to Limoneira Company	$(7,434)	$2,309	$(4,883)	$(6,427)

Net (loss) income per common share:
Basic	$(0.43)	$0.12	$(0.29)	$(0.37)
Diluted	$(0.43)	$0.12	$(0.29)	$(0.37)
Number of shares used in per common share computations:
Basic	17,617	17,623	17,634	17,579
Diluted	17,617	18,497	17,634	17,579

	Three Months Ended 2019
Statement of Operations Data:	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,
Revenues	$36,476	$50,869	$42,035	$42,018
Costs and expenses	40,083	48,751	43,040	45,038
Operating (loss) income	(3,607)	2,118	(1,005)	(3,020)
Other (loss) income, net	(487)	(2,054)	4,909	(3,417)
(Loss) income before income tax benefit (provision)	(4,094)	64	3,904	(6,437)
Income tax benefit (provision)	881	(461)	(1,084)	1,761
Net (loss) income	(3,213)	(397)	2,820	(4,676)
Loss (income) attributable to noncontrolling interest	138	(593)	(5)	(17)
Net (loss) income attributable to Limoneira Company	$(3,075)	$(990)	$2,815	$(4,693)

Net (loss) income per common share:
Basic	$(0.18)	$(0.06)	$0.15	$(0.28)
Diluted	$(0.18)	$(0.06)	$0.15	$(0.28)
Number of shares used in per common share computations:
Basic	17,597	17,554	17,554	17,488
Diluted	17,597	17,554	18,225	17,488

The following information compares our fourth quarter ended October 31, 2020 to the fourth quarter ended October 31, 2019. Information concerning comparisons of our first, second and third quarters can be found in our quarterly reports on Form 10-Q.

•Total revenues decreased $6.7 million in the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to decreased lemon and orange crop revenues of $3.0 million and $1.7 million, respectively. In addition, avocado revenues decreased $1.8 million primarily due to $2.3 million insurance revenue received in fiscal year 2019. During the fourth quarter of fiscal years 2020 and 2019, we sold 787,000 and 793,000 cartons of fresh lemons, at an average per carton price of $17.00 and $21.46, respectively. The decrease in orange revenues in the fourth quarter of fiscal year 2020 compared to the fourth quarter of fiscal year 2019 was primarily due to lower brokered fruit sales. During the fourth quarter of fiscal year 2020, we sold 487,000 pounds of avocados at an average per pound price of $0.99, compared to no sales for the fourth quarter of fiscal year 2019.

•Total costs and expenses decreased $0.8 million in the three months ended October 31, 2020 compared to the three months ended October 31, 2019. Decreases in agribusiness costs and selling, general and administrative expenses of $1.7 million and $0.6 million, respectively were partially offset by the change in loss (gain) on the sale and disposal of property assets of $1.6 million. The decrease in agribusiness costs was primarily due to decreased harvest costs and cultural costs of $0.6 million and $1.3 million, respectively.

•Total other loss increased $0.1 million in the three months ended October 31, 2020 compared to the three months ended October 31, 2019.

•Income tax benefit increased $1.7 million in the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to the increase in pre-tax loss of $6.1 million.
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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2020, 2019 and 2018, net cash (used in) provided by operating activities was $(11.3) million, $1.4 million and $18.4 million, respectively. The significant components of our cash flows provided by operating activities are as follows:

•Net (loss) income was $(17.9) million, $(5.5) million and $20.2 million for fiscal years 2020, 2019 and 2018, respectively. The components of net loss in fiscal year 2020 compared to fiscal year 2019 consist of an increase in operating loss of $13.5 million, an increase in total other expense of $6.4 million and an increase in income tax benefit of $7.4 million. The components of net income in fiscal 2019 compared to fiscal year 2018 consist of a decrease in operating income of $15.0 million, an increase in total other expense of $5.0 million and a decrease in income tax benefit of $5.6 million.

•The adjustments to reconcile net (loss) income to net cash (used in) provided from operating activities provided $17.6 million of cash in fiscal year 2020 compared to providing $7.6 million of cash in fiscal year 2019, primarily due to significant changes in depreciation and amortization, loss on stock in Calavo and equity in earnings of investments. The adjustments to reconcile net (loss) income to net cash provided from operating activities provided $7.6 million of cash in fiscal year 2019 compared to using $1.3 million of cash in fiscal year 2018 primarily due to an increase in loss (gain) on sale and disposals of property assets, a decrease in deferred taxes and an increase in loss on stock in Calavo.

•The changes in operating assets and liabilities, net of business combinations used $11.0 million of operating cash in fiscal year 2020 compared to using $0.8 million of operating cash in fiscal year 2019, primarily due to significant changes in accounts receivable, prepaid expenses and other current assets, income tax receivable, accounts payable and growers payable and accrued liabilities. The changes in operating assets and liabilities, net of business combinations used $0.8 million of operating cash in fiscal year 2019 compared to using $0.5 million of operating cash in fiscal year 2018, primarily due to a decrease in cultural costs, an increase in prepaid expenses and other current assets, a net increase in accounts and growers payable and a decrease in accrued liabilities.

Cash Flows from Investing Activities

For the years ended October 31, 2020, 2019 and 2018, net cash provided by (used in) investing activities was $3.8 million, $(23.7) million and $(50.8) million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments.

•Capital expenditures for fiscal year 2020 were comprised of $10.6 million for property, plant and equipment primarily related to orchard and real estate development projects. Additionally, in fiscal year 2020, we received proceeds from sale of stock in Calavo of $11.0 million, proceeds from sales of property assets of $6.3 million and contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project.

•Capital expenditures for fiscal year 2019 were comprised of $14.1 million for property, plant and equipment primarily related to orchard and vineyard development and the purchase of a photovoltaic solar array and $1.8 million for real estate development projects. Additionally, in fiscal year 2019, we purchased an agriculture property for $0.4 million, contributed $4.0 million to the Joint Venture for the development of our East Area I real estate development project and paid $15.0 million for the Trapani Fresh joint venture formation in Argentina. Further, we sold 50,000 shares of stock in Calavo for $4.8 million and sold property assets and a real estate development parcel for $4.0 million and $2.9 million, respectively.

•Capital expenditures for fiscal year 2018 were comprised of $12.2 million for property, plant and equipment primarily related to orchard and vineyard development and $1.7 million for real estate development projects. Additionally, in fiscal year 2018, we purchased San Pablo for $13.1 million, Oxnard Lemon for $25.0 million, a real estate development parcel for $1.4 million and contributed $3.5 million to the Joint Venture for the development of our East Area I real estate development project. Further, we sold 50,000 shares of stock in Calavo for $4.7 million and a real estate development parcel for $1.5 million.

Cash Flows from Financing Activities

For the years ended October 31, 2020, 2019 and 2018 net cash provided by financing activities was $7.4 million, $22.4 million and $32.5 million, respectively.

•The $7.4 million of cash provided by financing activities for fiscal year 2020 is primarily comprised of net borrowings of long-term debt in the amount of $17.0 million. Additionally, we paid common and preferred dividends, in aggregate, of $5.9 million and purchases of shares of our common stock of $3.5 million under our share repurchase program in fiscal year 2020.

•The $22.4 million of cash provided by financing activities for fiscal year 2019 is primarily comprised of net borrowings of long-term debt in the amount of $28.9 million. Additionally, we paid common and preferred dividends, in aggregate, of $5.8 million in fiscal year 2019.

•The $32.5 million of cash provided by financing activities for fiscal year 2018 is primarily comprised of net proceeds from our public offering of common stock of $64.1 million partially offset by net repayments of long-term debt in the amount of $26.4 million. Additionally, we paid common and preferred dividends, in aggregate, of $4.5 million in fiscal year 2018.

Transactions Affecting Liquidity and Capital Resources

Our Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).

On June 30, 2020, we entered into a Conversion Agreement with Farm Credit West to convert term loans to fixed interest rate loans effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and no cash repayments of principal we made by us. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which we may prepay any amounts without penalty.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at October 31, 2020.

The interest rate for any amount outstanding under the Supplements is based on the one-month London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which is subject to adjustment on a monthly basis. The applicable margin ranges from

1.60% to 2.35% depending on the ratio of current assets plus the remaining available commitment divided by current liabilities. On July 1 of each year, we have the option to convert the interest rate in use under each Supplement from the preceding LIBOR-based calculation to a variable interest rate, or the reverse, as applicable. Any amounts outstanding under the Supplements are due and payable in full on July 1, 2022.

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

Under the Loan Agreement, we are required to comply with a minimum debt service coverage ratio (as calculated in accordance with the Loan Agreement) of 1.25:1.0 measured as of October 31 each year. In May 2020, the Loan Agreement was amended to adjust the debt service ratio to 1.00:1.0 for October 31, 2020. In August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2021. We expect to be in compliance with these covenants in fiscal year 2021. We expect to be in compliance with these covenants in 2021.

In February 2020, we received an annual patronage dividend of $1.0 million from Farm Credit West, of which $0.7 million was recorded as a reduction in interest expense and $0.3 million reduced our real estate development assets. In July 2020, Farm Credit West declared an additional annual cash patronage dividend of $0.6 million received in August 2020, of which we recorded $0.4 million as a reduction in interest expense and $0.2 million reduction in our real estate development assets as of October 31, 2020.

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

We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for fiscal year 2021. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Farm Credit West Credit Facility

As of October 31, 2020, our outstanding borrowings under the Farm Credit West Credit Facility were $102.3 million and we had $27.7 million of availability. The Farm Credit West revolving line of credit balance of $62.3 million currently bears interest at a variable rate equal to the one-month LIBOR plus 1.60%. The interest rate resets on the first of each month and was 1.75% at October 31, 2020. We have the ability to prepay any amounts outstanding under the Farm Credit West revolving line of credit without penalty. We have the option of fixing the interest rate under the Farm Credit West Credit Facility on any portion of outstanding borrowings using interest rate swaps.

Farm Credit West Term Loans

As of October 31, 2020, we had an aggregate of approximately $17.1 million outstanding under Farm Credit West Term Loans, which are further discussed here:

•Term Loan Maturing November 2022. As of October 31, 2020, we had $1.4 million outstanding under the Farm Credit West Term Loan that matures in November 2022. On July 1, 2020, the term loan was converted to a fixed rate of 2.48% and is payable in quarterly installments through November 2022. This term loan is secured by certain of our agricultural properties.

•Term Loan Maturing October 2035. As of October 31, 2020, Windfall had $1.0 million outstanding under the Farm Credit West Term Loan that matures in October 2035. On July 1, 2020, the term loan was converted to a fixed rate of 3.24% and is payable in monthly installments through October 2035. This term loan is secured by the Windfall Farms property.

•Term Loan Maturing March 2036. As of October 31, 2020, we had $8.4 million outstanding under the Farm Credit West Term Loan that matures in March 2036. On July 1, 2020, the term loan was converted to a fixed rate of 3.24% and is payable in monthly installments through March 2036. This term loan is secured by certain of our agricultural properties.

•Term Loan Maturing March 2036. As of October 31, 2020, we had $6.2 million outstanding under the Farm Credit West Term Loan that matures in March 2036. On July 1, 2020, this loan was converted to a fix rate of 2.77% until July 1, 2025, becoming variable for the remainder of the loan at a variable rate equal to an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. This term loan is payable in monthly installments through March 2036 and is secured by certain of our agricultural properties.

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

Wells Fargo Term Loan

As of October 31, 2020, we had $3.5 million outstanding under the Wells Fargo Term Loan. This term loan bears interest at a fixed rate of 3.58% and is payable in monthly installments through January 2023. Certain equipment associated with our new lemon packing facilities secure this loan. The loan contains affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31, with which we were not in compliance at October 31, 2020. The non-compliance was waived by Wells Fargo. We expect to be in compliance with these covenants in fiscal year 2021.

Banco de Chile Term Loan

Through the acquisition of PDA in February 2017, we assumed a $1.7 million term loan with Banco de Chile that matures in January 2025. This term loan bears interest at a fixed rate of 6.48% and is payable in eight annual installments which began in January 2018. This loan is unsecured and contains certain pre-payment limitations.

Banco de Chile Small Business Guarantee Fund Loans

In July and September 2020, PDA and San Pablo entered into term loan agreements for an aggregate amount of approximately $0.5 million. These small business loans are guaranteed by the Chilean government in response to economic instability caused by the COVID-19 pandemic. The unsecured loans mature in July and September 2024, bear interest at fixed rates of 3.48% and 2.90% and are payable in monthly installments beginning February and April 2021, respectively.

Note Payable

In February 2018, we exercised an option to purchase a 7-acre parcel adjacent to our East Area II real estate development project. In connection with this purchase, we issued a note payable for $1.4 million secured by first deed of trust, payable to the sellers. The note is due in February 2023, with interest-only, monthly payments at interest rates ranging from 5.0% to 7.0% and was 6.0% at October 31, 2020.

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

Interest Rate Swaps

From time to time, we enter into interest rate swap agreements to manage the risks and costs associated with our financing activities.

Our debt bears interest at fixed and variable rates, ranging from 1.75% to 6.48% at October 31, 2020. As of October 31, 2020 and 2019, we had no outstanding interest rate swap agreements.

Treasury Stock

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. During fiscal year 2020, we repurchased 250,977 shares under the share repurchase program for approximately $3.5 million.

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

In November 2015, we entered into the Joint Venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the Joint Venture and sold a 50% interest in the Joint Venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from the Joint Venture over the estimated 10 to 12-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. Since inception each Joint Venture partner has made funding contributions of $21.4 million, including $2.8 million, $4.0 million and $3.5 million in fiscal years 2020, 2019 and 2018, respectively. The first phase of the project broke ground to commence mass grading in November 2017. Project plans include approximately 1,500 residential units with 632 residential units in Phase 1 and site improvements substantially completed. Lot sales representing a total of 144 and 210 residential units closed in fiscal years 2020 and 2019, respectively. The Joint Venture closed on an additional 44 units in the first quarter of fiscal year 2021 and 354 residential units have closed from the projects inception to October 31, 2020.

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

According to the USDA, U.S. per capita consumption of fresh lemons was 4.9 pounds in 2019, and since 2000, has averaged 3.4 pounds per capita versus 2.7 pounds per capita in the 1990s. Approximately 73% of the California crop has gone into the fresh market in the past decade. The fresh market is significantly more profitable than the processed market and the amount of production sold in the fresh market is referred to as fresh utilization. Our fresh utilization has historically been comparable to the California industry average and we expect that our fresh utilization will increase due to increased flexibility to sell lemons directly to food service wholesale and retail customers and increased customer interaction resulting from our direct lemon sales strategy.

According to the USDA, U.S. per capita consumption of avocados was 7.9 pounds in 2019, and since 2000, has averaged 4.9 pounds per capita versus 1.6 pounds per capita in the 1990's. A growing Hispanic population, an increasing awareness of healthier foods and the acceptance of mono-unsaturated fats has helped to spur demand for avocados. California is the largest U.S. producer of avocados producing approximately 87% of the nation's avocados. According to the California Avocado Commission, the 2020 crop produced approximately 376 million pounds compared to 217 million pounds in 2019, 338 million pounds in 2018 and the ten year average of 339 million pounds.

Navel oranges comprise most of California’s orange crop, accounting for approximately 82% over the past three growing seasons. Valencia oranges account for a vast majority of the remainder of California’s orange crop. While California produces approximately 44% of the nation’s oranges, its crop accounts for approximately 91% of those going to the fresh market. The share of California’s crop going to fresh market, as opposed to the processed market (i.e., juices, oils and essences) varies by season, depending on the quality of the crop.

Real Estate Development Division

We incurred impairment charges on one of our real estate development projects in fiscal years 2018 and future impairment is possible. No impairment charges were recorded in fiscal year 2020 or 2019. Due to these factors, we anticipate maintaining a cautious and patient perspective with respect to our real estate development activities. However, interest rates are also at historically low levels, which provide a favorable buying opportunity for potential home buyers. Additionally, we believe that our real estate development properties have certain unique characteristics and are located in desirable locations, particularly East Area I, and as economic or real estate market conditions improve or other factors arise, we will take advantage of such opportunities to develop our properties.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents our contractual obligations at October 31, 2020, for which cash flows are fixed and determinable (in thousands):

	Payments due by Period
	Total	< 1 year	1-3 years	3-5 years	5+ years
Fixed rate debt (principal)	$62,338	$3,277	$46,512	$2,612	$9,937
Variable rate debt (principal)	63,686	—	62,251	—	1,435
Operating lease obligations	2,649	509	540	285	1,315
Other	665	307	358	—	—
Total contractual obligations	$129,338	$4,093	$109,661	$2,897	$12,687
Interest payments on fixed and variable rate debt	$14,244	$3,819	$7,440	$848	$2,137

We believe that the cash flows from operations and borrowing capacity from existing and available credit facilities will be sufficient to satisfy our future capital expenditure, debt service, working capital and other contractual obligations for fiscal year 2021. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found above and in the accompanying notes to consolidated financial statements included in this Annual Report. The table above assumes that long-term debt is held to maturity.

Interest Payments on Fixed and Variable Debt

The above table assumes that our fixed rate and long-term debt is held to maturity.

Preferred Stock Dividends

In 1997, in connection with the acquisition of Ronald Michaelis Ranches, Inc., we issued 30,000 shares of Series B Convertible Preferred Stock at $100 par value (the “Series B Stock”), of which 14,790 shares are currently outstanding. The holders of the Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year and totaled $0.1 million in each of the fiscal years 2020, 2019 and 2018, respectively.

In 2014, we issued, in aggregate, 9,300 shares of Series B-2 Preferred Stock at $100 par value (the “Series B-2 Preferred Stock”). The holders of the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year and totaled $0.4 million in each of the fiscal years 2020, 2019 and 2018, respectively.

Defined Benefit Pension Plan

We have a noncontributory, defined benefit, single employer pension plan (the “Plan”), which provides retirement benefits for all eligible employees of our Company. Effective June 2004, we froze the Plan and no additional benefits accrued to participants subsequent to that date. We may make discretionary contributions to the Plan and we may be required to make contributions to adhere to applicable regulatory funding provisions, based in part on the Plan’s asset valuations and underlying actuarial assumptions. We made funding contributions of zero, $0.6 million and $0.6 million in fiscal years 2020, 2019 and 2018, respectively and we do not plan to contribute to the Plan in fiscal year 2021.
Operating Lease Obligations

We have numerous operating lease commitments with remaining terms ranging from less than one year to 17 years. We lease machinery and equipment for our packing operations and other land for our agricultural operations. Further information regarding our Company leases can be found in Note 13, "Leases" of the notes to consolidated financial statements included in this Annual Report.

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

We expect to receive approximately $100.0 million from the Joint Venture over the estimated 10 to 12-year life of the project including $20.0 million received on the consummation of the Joint Venture. The Joint Venture partners will share in capital contributions to fund project costs until project loan proceeds and or revenues are sufficient to fund the project. Since inception, each Joint Venture partner has made funding contributions of $21.4 million, including $2.8 million, $4.0 million and $3.5 million in fiscal years 2020, 2019 and 2018, respectively.

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan matures in January 2020, with an option to extend the maturity date until 2021, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85%, payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2018, the obligations under the Loan were guaranteed by certain principals from Lewis and by us. The Joint Venture recorded a $30.4 million outstanding loan balance at October 31, 2020 related to this Loan.

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

Revenue Recognition - On November 1, 2018, we adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard, which was adopted using the modified-retrospective method, and applied to those contracts that were not completed as of November 1, 2018. There was no net effect of applying the standard and therefore no cumulative adjustment to retained earnings was necessary at the date of initial application. As a result, comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•Identify the contract(s) with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Upon adoption, we changed the accounting of certain brokered fruit sales. Under previous guidance, we were considered an agent and recorded revenues for certain brokered fruit sales and the costs of such fruit on a net basis in its consolidated statement of operations. Under the new revenue recognition standard, we are considered a principal in the transaction and revenues are recorded on a gross basis in the Company’s consolidated statement of operations with the related cost of such fruit included in agribusiness costs and expenses. This change resulted in the recognition of additional agribusiness revenue and agribusiness costs and expenses within the fresh lemons segment of $8.8 million for the year ended October 31, 2019. Had we used the previous revenue recognition guidance, we would have recorded insignificant net agribusiness revenue for these transactions for the year ended October 31, 2019. No cumulative adjustment to retained earnings was necessary, as there is no net effect to the consolidated statement of operations.

Agribusiness revenue - Revenue from lemon sales is generally recognized at a point in time when the customer takes control of the fruit from our packinghouse, which aligns with the transfer of title to the customer. We have elected to treat any shipping and handling costs incurred after control of the goods has been transferred to the customer as agribusiness costs.

Our avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. We deliver the majority of our avocado production from our orchards to Calavo. These avocados are then packed by Calavo at its packinghouse and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. Our Company’s arrangements with other third-party packinghouses related to our oranges, specialty citrus and other specialty crops are similar to our arrangement with Calavo. Our arrangements with our third-party packinghouses are such that we are the producer and supplier of the product and the third-party packinghouses are our customers.

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
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. We recorded agribusiness revenues from crop insurance proceeds of zero, $2.3 million and $0.1 million in fiscal years 2020, 2019 and 2018, respectively.
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

Impairment of Long-Lived Assets - We evaluate our long-lived assets including our real estate development projects, for impairment when events or changes in circumstances indicate the carrying value of these assets may not be recoverable. As a result of various factors, in recent years, we recorded impairment charges of $1.6 million in fiscal year 2018. There were no impairment charges recorded in fiscal years 2020 or 2019.

Defined Benefit Retirement Plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time. Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements. This information is provided to us by third-party actuarial consultants. In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return on assets and mortality tables. During 2020, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2020, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2020, the assumed discount rate to measure the pension obligation decreased to 2.5%. We used the latest mortality tables released by the SOA through October 2020 to measure our pension obligation as of October 31, 2020 and combined with the assumed discount rate and other demographic assumptions, our pension liability increased by approximately $0.5 million as of October 31, 2020. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in this Annual Report for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the Farm Credit West Credit Facility and Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2020, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $102.3 million and $17.1 million, respectively.

From time to time we enter into interest rate swap agreements to manage risks and costs associated with our financing activities.

Based on our level of borrowings at October 31, 2020, a 100 basis points increase in interest rates would increase our interest expense $0.6 million for fiscal year 2021 and an annual average of $0.1 million for the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would decrease our net income by $0.5 million for fiscal year 2021 and an annual average of $0.1 million for the three subsequent fiscal years. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the "Company") as of October 31, 2020 and October 31, 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and temporary equity, and cash flows, for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and October 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in LLCB of $46,908,000 and $42,722,000 as of October 31, 2020 and 2019, respectively, and its equity earnings in LLCB of $1,386,000 and $4,368,000 000 for the years ended October 31, 2020 and 2019, respectively. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LLCB, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2021, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective November 1, 2019 due to adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California
January 14, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders' equity and temporary equity, and cash flows for the year ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2006 to 2018.

Los Angeles, California
January 14, 2019

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	October 31,
	2020	2019
Assets
Current assets:
Cash	$501	$616
Accounts receivable, net	16,261	15,114
Cultural costs	6,865	7,223
Prepaid expenses and other current assets	10,688	8,153
Receivables/other from related parties	2,294	2,985
Income taxes receivable	5,911	979
Total current assets	42,520	35,070
Property, plant and equipment, net	242,649	248,114
Real estate development	21,636	17,602
Equity in investments	61,214	58,223
Investment in Calavo Growers, Inc.	—	17,346
Goodwill	1,535	1,839
Intangible assets, net	11,309	12,407
Other assets	8,737	9,266
Total assets	$389,600	$399,867

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,838	$4,974
Growers payable	8,126	14,500
Accrued liabilities	7,947	8,261
Payables to related parties	6,273	906
Current portion of long-term debt	3,277	3,023
Total current liabilities	31,461	31,664
Long-term liabilities:
Long-term debt, less current portion	122,571	105,892
Deferred income taxes	22,430	24,346
Other long-term liabilities	6,568	5,467
Total liabilities	183,030	167,369
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2020 and 2019) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2020 and 2019) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2020 and 2019)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,857,707 and 17,756,180 shares issued and 17,606,730 and 17,756,180 shares outstanding at October 31, 2020 and 2019, respectively)	179	178
Additional paid-in capital	162,084	160,254
Retained earnings	30,797	53,089
Accumulated other comprehensive loss	(7,548)	(7,255)
Treasury stock, at cost, 250,977 shares at October 31, 2020	(3,493)	—
Noncontrolling interest	13,741	15,422
Total stockholders' equity	195,760	221,688
Total Liabilities and Stockholders' Equity	$389,600	$399,867
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share amounts)

	Years Ended October 31,
	2020	2019	2018
Net revenues:
Agribusiness	$159,937	$166,549	$124,344
Other operations	4,622	4,849	5,048
Total net revenues	164,559	171,398	129,392
Costs and expenses:
Agribusiness	157,281	152,372	98,083
Other operations	4,504	4,439	4,212
Impairment of real estate development assets	—	—	1,558
Loss (gain) on sale and disposal of property assets	502	(1,069)	—
Selling, general and administrative	21,280	21,170	16,053
Total costs and expenses	183,567	176,912	119,906
Operating (loss) income	(19,008)	(5,514)	9,486
Other (expense) income:
Interest income	362	207	201
Interest expense	(2,048)	(2,341)	(1,323)
Equity in earnings of investments, net	339	3,073	583
(Loss) gain on stock in Calavo Growers, Inc.	(6,299)	(2,117)	4,223
Other income, net	219	129	313
Total other (expense) income	(7,427)	(1,049)	3,997

(Loss) income before income tax benefit	(26,435)	(6,563)	13,483

Income tax benefit	8,494	1,097	6,729
Net (loss) income	(17,941)	(5,466)	20,212
Loss (income) attributable to noncontrolling interest	1,506	(477)	(24)
Net (loss) income attributable to Limoneira Company	(16,435)	(5,943)	20,188
Preferred dividends	(501)	(501)	(501)
Net (loss) income applicable to common stock	$(16,936)	$(6,444)	$19,687

Basic net (loss) income per common share	$(0.96)	$(0.37)	$1.26

Diluted net (loss) income per common share	$(0.96)	$(0.37)	$1.25

Weighted-average common shares outstanding-basic	17,666,000	17,580,000	15,581,000
Weighted-average common shares outstanding-diluted	17,666,000	17,580,000	16,209,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended October 31,
	2020	2019	2018
Net (loss) income	$(17,941)	$(5,466)	$20,212
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(707)	(1,103)	(1,255)
Minimum pension liability adjustments, net of tax of $(69), $(252) and $415	274	(607)	1,137
Residual state tax effects on sale of equity securities	140	—	—
Unrealized holding gains on security available for sale, net of tax of $0, $0 and $1,956	—	—	4,809
Reclassification of unrealized gain on security sold, net of tax of $0, $0 and $(1,160)	—	—	(2,965)
Unrealized gains from derivative instruments, net of tax of $0, $0 and $79	—	—	163
Total other comprehensive (loss) income, net of tax	(293)	(1,710)	1,889
Comprehensive (loss) income	(18,234)	(7,176)	22,101
Comprehensive loss (income) attributable to noncontrolling interest	1,536	438	(13)
Comprehensive (loss) income attributable to Limoneira Company	$(16,698)	$(6,738)	$22,088

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Interest	Total	Stock	Stock
Balance at October 31, 2017	14,405,031	$144	$94,294	$34,692	$7,076	$—	$587	$136,793	$1,479	$9,331
Dividends - common ($0.25 per share)	—	—	—	(4,025)	—	—	—	(4,025)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	145,324	1	1,367	—	—	—	—	1,368	—	—
Exchange of common stock	(39,582)	—	(656)	—	—	—	—	(656)	—	—
Issuance of common stock	3,136,362	31	64,066	—	—	—	—	64,097	—	—
Noncontrolling interest	—	—	—	—	—	—	(37)	(37)	—	—
Net income	—	—	—	20,188	—	—	24	20,212	—	—
Other comprehensive income, net of tax	—	—	—	—	1,889	—	—	1,889	—	—
Balance at October 31, 2018	17,647,135	176	159,071	50,354	8,965	—	574	219,140	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,331)	—	—	—	(5,331)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	145,737	2	1,789	—	—	—	—	1,791	—	—
Exchange of common stock	(36,692)	—	(606)	—	—	—	—	(606)	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	14,410	14,410	—	—
Net (loss) income	—	—	—	(5,943)	—	—	477	(5,466)	—	—
Other comprehensive income, net of tax	—	—	—	—	(1,710)	—	(39)	(1,749)	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,411)	1,411	—	—	—	—	—
Balance at October 31, 2019	17,756,180	178	160,254	53,089	(7,255)	—	15,422	221,688	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	112,841	1	2,043	—	—	—	—	2,044	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Treasury shares	(250,977)	—	—	—	—	(3,493)	—	(3,493)	—	—
Net loss	—	—	—	(16,435)	—	—	(1,506)	(17,941)	—	—
Other comprehensive income, net of tax	—	—	—	—	(293)	—	(30)	(323)	—	—
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331

See Notes to Consolidated Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(17,941)	$(5,466)	$20,212
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,097	8,633	7,275
Impairment of real estate development assets	—	—	1,558
Loss (gain) on sale and disposals of property assets	502	(1,069)	153
Stock compensation expense	2,044	1,791	1,368
Non-cash lease expense	470	—	—
Equity in earnings of investments	(339)	(3,073)	(583)
Cash distributions from equity investments	—	351	526
Deferred income taxes	(2,133)	(773)	(7,307)
Loss (gain) on stock in Calavo Growers, Inc.	6,299	2,117	(4,223)
Other, net	671	(393)	(64)
Changes in operating assets and liabilities, net of business combinations:
Account receivable and receivables/other from related parties	(309)	(4,012)	(3,235)
Cultural costs	359	1,447	(746)
Prepaid expenses and other current assets	(44)	(2,548)	99
Income taxes receivable	(4,932)	(601)	192
Other assets	411	(7)	(134)
Accounts payable and growers payable	(5,545)	3,392	707
Accrued liabilities and payables to related parties	(685)	1,459	2,601
Other long-term liabilities	(242)	117	(2)
Net cash (used in) provided by operating activities	(11,317)	1,365	18,397

Investing activities
Capital expenditures	(10,599)	(15,867)	(13,873)
Purchase of real estate development parcel	—	—	(1,444)
Net proceeds from sales of property assets	6,261	3,978	—
Net proceeds from sales of real estate development assets	—	2,886	1,543
Agriculture property acquisitions	—	(397)	(13,111)
Business combinations	—	(15,000)	(25,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	11,048	4,785	4,721
Loan to Limoneira Lewis Community Builders, LLC	(1,800)	—	—
Collections on loan and note receivable	1,800	150	200
Equity investment contributions	(2,800)	(4,000)	(3,500)
Cash distribution from equity investment	—	283	—
Investments in mutual water companies and water rights	(64)	(472)	(343)
Net cash provided by (used in) investing activities	$3,846	$(23,654)	$(50,807)

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended October 31,
	2020	2019	2018
Financing activities
Borrowings of long-term debt	$121,056	$122,899	$167,356
Repayments of long-term debt	(104,066)	(93,994)	(193,723)
Dividends paid - common	(5,356)	(5,331)	(4,025)
Dividends paid - preferred	(501)	(501)	(501)
Exchange of common stock	(213)	(605)	(656)
Purchase of treasury stock	(3,493)	—	—
Issuance of common stock	—	—	64,097
Payments of deferred financing costs	(66)	(35)	—
Net cash provided by financing activities	7,361	22,433	32,548
Effect of exchange rate changes on cash	(5)	(137)	(21)
Net increase in cash	(115)	7	117
Cash at beginning of year	616	609	492
Cash at end of year	$501	$616	$609

Supplemental disclosures of cash flow information
Net cash paid during the year for interest, net of amounts capitalized	$1,865	$2,532	$1,585
Cash paid during the year for income taxes, net of (refunds received)	$(1,235)	$130	$210
Non-cash investing and financing activities:
Unrealized holding gain on Calavo investment	$—	$—	$(6,765)
Decrease in real estate development and sale-leaseback deferral	$—	$(58,330)	$27,934
Increase in equity in investments and other long-term liabilities	$—	$—	$1,080
Non-cash receipt of note receivable	$—	$—	$3,000
Non-cash reduction of note receivable	$—	$89	$79
Capital expenditures accrued but not paid at year-end	$4,269	$1,333	$399
Non-cash issuance of notes payable	$—	$—	$1,435

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
The Company sells the majority of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. Calavo’s customers include many of the largest retail and food service companies in the United States and Canada. Calavo packs the Company's avocados, which are then sold and distributed under Calavo brands to its customers.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2020 and 2019 the allowances totaled $812,000 and $631,000, respectively. For fiscal years 2020, 2019 and 2018, credit losses were insignificant.
Concentrations and Geographic Information
The Company sells the majority of its avocado production to Calavo. Sales of avocados to Calavo were $8,806,000, $3,080,000 and $6,576,000 in fiscal years 2020, 2019 and 2018, respectively. The Company sells the majority of its oranges and specialty citrus to a third-party packinghouse.
Concentrations of credit risk with respect to revenues and trade receivable are limited due to a large, diverse customer base. One individual customer represented 10% of revenue for the year ended October 31, 2020. One individual customer represented more than 10% of accounts receivable, net as of October 31, 2020, respectively.
Lemons procured from third-party growers were approximately 60%, 60% and 45% of the Company's lemon supply in fiscal years 2020, 2019 and 2018, respectively. One third-party grower was 39% and 40% of grower payable at October 31, 2020 and 2019, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Concentrations and Geographic Information (continued)
During fiscal years 2020, 2019 and 2018, the Company had approximately $3,521,000, $3,204,000 and $2,800,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. (“PDA”) and Agricola San Pablo SpA. ("San Pablo"). During fiscal years 2020 and 2019, the Company had approximately $14,150,000 and $14,651,000, respectively, of total sales in Argentina by Trapani Fresh. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of our long-lived assets are located within the United States. Long-lived assets, net of accumulated depreciation, located in Chile were $15,261,000 and $15,600,000 as of October 31, 2020 and 2019, respectively, and located in Argentina were $18,576,000 and $18,700,000 as of October 31, 2020 and 2019, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Capitalized Interest
Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Interest of $921,000 and $1,369,000 was capitalized during the years ended October 31, 2020 and 2019, respectively, and is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $4,034,000 and $1,797,000 in fiscal years 2020 and 2019, respectively.
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
Equity Securities
The Company’s equity securities, are stated at fair value with unrealized gains (losses) reported in net income. The Company has no equity securities as of October 31, 2020. At October 31, 2019, equity securities were comprised of the Company’s investment in Calavo.
Long-Lived and Intangible Assets
Intangible assets consist primarily of customer relationships, trade names and trademarks and a non-competition agreement. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives ranging from eight to nine years. Acquired water and mineral rights are indefinite-life assets not subject to amortization. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.

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
Goodwill
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Goodwill impairment testing involves significant judgment and estimates. The annual assessment of goodwill impairment was performed as of July 31, 2020 with no impairment recorded.
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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2020 and 2019.
Business Combinations and Asset Acquisitions
Business combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.
Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with shareholders. Other comprehensive income or loss primarily includes foreign currency translation items, defined benefit pension items and unrealized gains or losses on available for sale securities. Accumulated other comprehensive (loss) income is reported as a component of the Company's stockholders' equity.

The following table summarizes the changes in other comprehensive (loss) income by component (in thousands):

	2020			2019			2018
	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount
Foreign currency translation adjustments	$(707)	$—	$(707)	$(1,103)	$—	$(1,103)	$(1,255)	$—	$(1,255)
Minimum pension liability adjustments:
Other comprehensive (loss) gain before reclassifications	205	69	274	(859)	252	(607)	1,552	(415)	1,137
Available-for-sale securities:
Other comprehensive (loss) gain before reclassifications	—	—	—	—	—	—	6,765	(1,956)	4,809
Amounts reclassified to earnings included in "Selling, general and administrative"	—	140	140	—	—	—	(4,125)	1,160	(2,965)
Derivative instruments:
Other comprehensive gain before reclassifications	—	—	—	—	—	—	242	(79)	163
Other comprehensive (loss) income	$(502)	$209	$(293)	$(1,962)	$252	$(1,710)	$3,179	$(1,290)	$1,889

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2017	$(2)	$(4,375)	$11,591	$(138)	$7,076
Other comprehensive (loss) income	(1,255)	1,137	1,844	163	1,889
Balance as of October 31, 2018	(1,257)	(3,238)	13,435	25	8,965
Adoption of ASU 2016-01	—	—	(15,921)	—	(15,921)
Adoption of ASU 2018-02	(2)	(908)	2,346	(25)	1,411
Balance as of November 1, 2018	(1,259)	(4,146)	(140)	—	(5,545)
Other comprehensive (loss) income	(1,103)	(607)	—	—	(1,710)
Balance as of October 31, 2019	(2,362)	(4,753)	(140)	—	(7,255)
Other comprehensive (loss) income	(707)	274	140	—	(293)
Balance as of October 31, 2020	$(3,069)	$(4,479)	$—	$—	$(7,548)

Foreign Currency Translation

San Pablo and PDA’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income.
Revenue Recognition
On November 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) – Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the guidance for the recognition of revenue from contracts with customers. The results for the reporting period beginning after November 1, 2018 are presented in accordance with the new standard, which was adopted using the modified-retrospective method, and applied to those contracts that were not completed as of November 1, 2018. There was no net effect of applying the standard and therefore no cumulative adjustment to retained earnings was necessary at the date of initial application. As a result, comparative information has not been restated and the results for the reporting periods before November 1, 2018 continue to be reported under the accounting standards and policies in effect for those periods.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•Identify the contract(s) with a customer.
•Identify the performance obligations in the contract.
•Determine the transaction price.
•Allocate the transaction price to the performance obligations in the contract.
•Recognize revenue when (or as) the entity satisfies a performance obligation.

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
The Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold by Calavo and other third-party packinghouses. The Company delivers the majority of its avocado production from its orchards to Calavo. These avocados are then packed by Calavo at its packinghouse and sold and distributed under Calavo brands to its customers primarily in the United States and Canada. The Company’s arrangements with other third-party packinghouses related to the remaining avocados and its oranges, specialty citrus and other specialty crops are similar to its arrangement with Calavo. The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers.
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
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. The Company recorded agribusiness revenues from crop insurance proceeds of zero, $2,311,000 and $54,000 in fiscal years 2020, 2019 and 2018, respectively.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $239,000 in fiscal year 2020 and were not material in fiscal years 2019 and 2018.
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
Accounting for Leases as a Lessor - Leases in which the Company acts as the lessor include land, residential and commercial units and are all classified as operating leases. Certain of the Company’s contracts contain variable income based on a percentage of the operating results of the leased asset. Certain of the Company’s contracts contain non-lease components such as water, utilities and common area services. The Company has elected to not separate lease and non-lease components for its lessor arrangements and the combined component is accounted for entirely under ASC 842, Leases. The underlying asset in an operating lease arrangement is carried at depreciated cost within property, plant, and equipment, net on the consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the underlying asset. The Company recognizes operating lease revenue on a straight-line basis over the lease term.
Basic and Diluted Net (Loss) Income per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding plus the dilutive effect of conversion of preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2020 and 2019 and dilutive for fiscal year ended October 31, 2018.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Basic and Diluted Net (Loss) Income per Share (continued)
Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the treasury stock method. The Company’s unvested, restricted stock awards qualify as participating shares.
Reclassifications and Adjustments
Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the October 31, 2020 presentation. The Company reclassified receivables/other from related parties and payables to related parties of $2,985,000 and $906,000, respectively, as of October 31, 2019, from accounts receivable, net, and accrued liabilities, respectively. The Company reclassified certain components within cash provided by operating activities within the statements of cash flows.
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
During 2020, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2020, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2020, the assumed discount rate to measure the pension obligation decreased to 2.5%. The Company used the latest mortality tables released by the SOA through October 2020 to measure its pension obligation as of October 31, 2020 and combined with the assumed discount rate and other demographic assumptions, its pension liability increased by approximately $508,000 as of October 31, 2020. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.
Recent Accounting Pronouncements
FASB ASU 2016-02, Leases (Topic 842) and related ASUs, including ASU 2018-11, Leases (Topic 842): Targeted Improvements

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, which, among other things, provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis (the "Optional Transition Method"). Effectively, the Optional Transition Method permits companies to adopt the lease standard through a cumulative effect adjustment to their opening balance sheet on the date of adoption and report under the New Lease Standard on a post-adoption basis.

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
ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt this ASU effective November 1, 2020 and the adoption is not expected to have a material impact on its consolidated financial statements.
FASB ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
This amendment adds, removes and clarifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. The Company early adopted as of October 31, 2020 and there was no material impact on its consolidated financial statements other than the change in disclosures based on the new requirements.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (continued)
Business Combinations (continued)
Trapani Fresh (continued)
Total consideration paid for the Company’s interest in Trapani Fresh was $15,000,000 and transaction costs of approximately $654,000 were included in selling, general and administrative expense during fiscal year 2019. The Company consolidated Trapani Fresh and accounted for the acquisition of Trapani Fresh as a business combination, resulting in FGF’s 49% interest in Trapani Fresh being accounted for as a noncontrolling interest.

In February 2020, FGF agreed to a decrease in the purchase consideration of $152,000 to reflect profits that Limoneira Argentina would have received had the transaction been consummated at the beginning of the 2019 lemon export season. The Company recorded a receivable from FGF, a decrease in noncontrolling interest and a decrease in goodwill.
Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation which was updated during the second quarter of fiscal year 2020 (in thousands):

Cultural costs	$3,270
Land and land improvements	9,520
Buildings and building improvements	870
Orchards	8,410
Customer relationships, trademarks and non-competition agreement (10 year useful life)	6,920
Goodwill	123
Total assets acquired	29,113
Noncontrolling interest	(14,265)
Net cash paid	$14,848

Goodwill of $123,000 relates to synergies of the operations, was allocated to the fresh lemons segment and is not deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh were included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the years ended October 31, 2019 and 2018 would have resulted in revenues of $177,625,000 and $153,033,000, respectively, and net (loss) income of $(6,092,000) and $21,942,055, respectively.
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

Oxnard Lemon (continued)

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
The following table sets forth the Company’s financial assets and liabilities as of October 31, 2019, which were measured on a recurring basis during the period, segregated by level within the fair value hierarchy (in thousands):

2019	Level 1	Level 2	Level 3	Total
Assets at fair value:
Equity securities	$17,346	$—	$—	$17,346
Equity securities consist of marketable securities in Calavo common stock. At October 31, 2019, the Company owned 200,000 shares representing approximately 1.1% of Calavo’s outstanding common stock at a stock price of $86.73 per share. These securities were measured at fair value by quoted market prices and changes in fair value are included in the statement of operations.
In fiscal year 2020, the Company sold all 200,000 shares of Calavo common stock for a total of $11,048,000, recognizing a loss of $6,299,000. In fiscal year 2019, the Company sold 50,000 shares of Calavo common stock for a total of $4,785,000 recognizing a loss of $2,117,000. In fiscal year 2018, the Company sold 50,000 shares for a total of $4,721,000, recognizing a gain of $4,223,000.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2020	2019
Prepaid supplies and insurance	$2,080	$3,199
Note receivable and related interest	2,490	181
Real estate development held for sale	2,543	2,543
Sales tax receivable	1,867	1,061
Lemon supplier advances and other	1,708	1,169
	$10,688	$8,153

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Property, Plant and Equipment
Property, plant and equipment consists of the following at October 31 (in thousands):

	2020	2019
Land	$96,334	$100,503
Land improvements	33,733	31,897
Buildings and building improvements	48,441	48,348
Equipment	60,124	56,709
Orchards	61,098	54,251
Construction in progress	20,469	26,934
	320,199	318,642
Less accumulated depreciation	(77,550)	(70,528)
	$242,649	$248,114
Depreciation expense was $9,098,000, $7,944,000 and $7,178,000 for fiscal years 2020, 2019 and 2018, respectively.
In August 2020, the Company sold property located in Lindsay, California. The Company received net proceeds of $6,011,000 after transaction and other costs, and recorded a loss of approximately $424,000, which is included in loss (gain) on sale and disposal of property assets in the consolidated statements of operations.

In September 2019, the Company sold its multi-use Mercantile property consisting of a retail convenience store, gas station, car wash and quick serve restaurant located in Santa Paula, California. The Company received net proceeds of $4,000,000 and recognized a gain of approximately $586,000, which is included in loss (gain) on sale and disposal of property assets in the consolidated statement of operations.
7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2020	2019
Retained property - East Area I	$13,169	$11,943
East Area II	8,467	5,659
	$21,636	$17,602
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015, the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (the “LLCB” or “Joint Venture”) as the development entity, contributed its East Area I property to the LLCB and sold a 50% interest in the LLCB to Lewis for $20,000,000.
The Company and the Joint Venture also entered into a Retained Property Development Agreement (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arrange for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance includes estimated costs incurred by and reimbursable to LLCB of $5,300,000 at October 31, 2020, which is included in payables to related parties and $1,200,000 at October 31, 2019, which was included in other long-term liabilities.

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
In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The Joint Venture recorded the Loan balance of $30,368,000 as of October 31, 2020. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding increase in equity in investments. The extension had no impact on the Company's guarantee value. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.
In February 2020 the Company and Lewis each loaned $1,800,000 to the Joint Venture at an interest rate of 4.6%, which was repaid in June 2020.
In fiscal years 2020 and 2019, the Company announced that its Joint Venture closed the sales of residential lots representing 144 and 210 residential units, respectively.
Other Real Estate Development Projects
The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in fiscal year 2021. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At October 31, 2020 and 2019, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.
During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was scheduled to mature in December 2019 but was extended to December 2020 and the interest was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. In September 2020, the promissory note was further extended to June 15, 2021 on the same terms and conditions upon making a principal paydown of $25,000 on or before December 1, 2020 and an option to further extend the maturity date of the promissory note to December 15, 2021 on the same terms and conditions and upon making an additional principal paydown of $25,000 on or before June 1, 2021. At October 31, 2020 the carrying value of the note was $2,650,000 and classified in prepaid expenses and other current assets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $210,000, $159,000 and $163,000 in fiscal years 2020, 2019 and 2018, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,037,000, $1,674,000 and $2,361,000 in fiscal years 2020, 2019 and 2018, respectively. Fruit proceeds due to Del Mar were $334,000 and $554,000 at October 31, 2020 and 2019, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.
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
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $180,000, $298,000 and $337,000 for fiscal years 2020, 2019 and 2018, respectively, and is estimated to be approximately $179,000, $118,000, $87,000, $76,000 and $32,000 per year for years ending October 31, 2021 through October 31, 2025, respectively, and $43,000 thereafter.
The Company recognized $3,975,000, $3,741,000 and $3,849,000 of lemon sales to Rosales in fiscal years 2020, 2019 and 2018, respectively. In fiscal years 2020, 2019 and 2018, the aggregate amount of lemons and oranges procured from Rosales was $3,190,000, $4,315,000 and $7,658,000, respectively. Amounts due (to) from Rosales were $(954,000) and $156,000 at October 31, 2020 and 2019, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
Limoneira Lewis Community Builders, LLC (the “LLCB” or "Joint Venture")
As described in Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Annual Report, on November 10, 2015, the Company entered into a Joint Venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was not deemed significant for the year ended October 31, 2020 but was deemed significant for the year ended October 31, 2019. Therefore, the audited financial statements of LLCB for the years ended October 31, 2020, 2019 and 2018 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $46,908,000 as of October 31, 2020. The basis difference of $10,234,000 at October 31, 2020 is primarily comprised of capitalized interest, amounts related to the loan guarantee and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized in fiscal years 2020 and 2019 totaled $1,060,000 and $1,498,000, respectively. The Company's share of LLCB's net income for fiscal years 2020 and 2019 prior to basis amortization was $1,386,000 and $4,368,000, respectively.
The following is financial information of the equity method investees for fiscal years 2020, 2019 and 2018 (in thousands):

2020	Del Mar	Romney	Rosales	LLCB
Current assets	$270	$—	$4,564	$130,171
Non-current assets	$817	$670	$2,218	$—
Current liabilities	$—	$—	$3,540	$35,002
Non-current liabilities	$—	$—	$1,449	$—
Revenues	$930	$20	$10,097	$25,906
Operating (loss) income	$(109)	$(2)	$1,216	$2,615
Net (loss) income	$(109)	$(2)	$476	$2,615
2019
Current assets	$454	$—	$3,016	$138,170
Non-current assets	$742	$671	$1,497	$—
Current liabilities	$—	$—	$2,803	$51,216
Non-current liabilities	$—	$—	$161	$—
Revenues	$2,290	$15	$8,898	$37,788
Operating income (loss)	$1,299	$(5)	$403	$10,001
Net income (loss)	$1,299	$(5)	$288	$10,001
2018
Revenues	$2,893	$21	$13,630	$40
Operating income (loss)	$1,755	$(4)	$1,745	$(154)
Net income (loss)	$1,755	$(4)	$1,243	$(154)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	Total
Investment balance October 31, 2017	$1,968	$515	$1,944	$9,634	$14,061
Equity earnings (losses)	493	(3)	247	(154)	583
Cash distributions	(526)	—	—	—	(526)
Investment contributions	—	—	—	3,500	3,500
Loan guarantee	—	—	—	1,080	1,080
Investment balance October 31, 2018	1,935	512	2,191	14,060	18,698
Equity earnings (losses)	366	—	(163)	2,870	3,073
Cash distributions	(351)	—	(283)	—	(634)
Investment contributions	—	—	—	4,000	4,000
Capitalized interest adjustment	—	—	—	(267)	(267)
Reclassification of sale and leaseback deferral	—	—	—	33,353	33,353
Investment balance October 31, 2019	1,950	512	1,745	54,016	58,223
Equity earnings (losses)	(30)	(1)	44	326	339
Investment contributions	—	—	—	2,800	2,800
Foreign currency adjustments	—	—	(148)	—	(148)
Investment balance October 31, 2020	$1,920	$511	$1,641	$57,142	$61,214
9. Goodwill and Intangible Assets
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Net Carrying Amount
October 31, 2018	$1,431
Acquisition of Trapani Fresh	420
Foreign currency translation adjustment	(12)
October 31, 2019	1,839
Trapani Fresh purchase price adjustment	(297)
Foreign currency translation adjustment	(7)
October 31, 2020	$1,535
See Note 3 - Acquisitions - of the notes to consolidated financial statements included in this Annual Report for additional information regarding the acquisition of Trapani Fresh.
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2020 with no impairment noted. The Company did not incur any goodwill impairment losses in fiscal years 2020, 2019 or 2018, as the estimated fair values of its reporting units were in excess of their carrying values.

As of October 31, 2020, the Company has allocated goodwill to its reportable segments as follows: Fresh Lemons $965,000 and Lemon Packing $570,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Goodwill and Intangible Assets (continued)

Intangible assets consisted of the following as of October 31, 2020 and 2019 (in thousands):

	October 31, 2020				October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Intangible assets:
Trade names and trademarks	$3,771	$(947)	$2,824	10	$3,786	$(542)	$3,244	10
Customer relationships	5,010	(989)	4,021	9	5,010	(500)	4,510	9
Non-competition agreement	1,040	(147)	893	10	1,040	(42)	998	10
Acquired water and mineral rights	3,571	—	3,571	Indefinite	$3,655	$—	$3,655	Indefinite
Intangible assets	$13,392	$(2,083)	$11,309		$13,491	$(1,084)	$12,407
Amortization expense totaled $999,000, $689,000, and $84,000 for the years ended October 31, 2020, 2019 and 2018, respectively.
Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2021	$1,040
2022	989
2023	989
2024	981
2025	976
Thereafter	2,763
$7,738
10. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of October 31, 2020 and 2019 were $5,563,000 and $5,499,000, respectively.
11. Accrued Liabilities
Accrued liabilities consist of the following at October 31 (in thousands):

	2020	2019
Compensation	$2,275	$1,973
Property taxes	683	652
Lemon and orange supplier payables	1,346	899
Operating expenses	938	3,191
Leases	959	129
Other	1,746	1,417
	$7,947	$8,261

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following at October 31 (in thousands):

	2020	2019
Farm Credit West revolving and non-revolving lines of credit: The interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.15% at October 31, 2020, plus 1.60%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$102,251	$82,843

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	1,438	2,035

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	1,029	1,078

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,433	8,823

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	6,220	6,522

Wells Fargo term loan: The interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	3,491	4,955

Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,205	1,386

Note Payable: The interest rate ranges from 5.00% to 7.00% and was 6.00% at October 31, 2020. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435

Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments beginning February 2021 through September 2024.	522	—
Subtotal	126,024	109,077
Less deferred financing costs, net of accumulated amortization	176	162
Total long-term debt, net	125,848	108,915
Less current portion	3,277	3,023
Long-term debt, less current portion	$122,571	$105,892
The Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).
On June 30, 2020, the Company and Farm Credit West entered into a Conversion Agreement to convert the term loans noted above to fixed interest rate loans effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and the Company made no cash repayments of principal. The rates are subject to a prepayment restriction period for a portion of the fixed rate term that will expire on January 1, 2021, after which the Company may prepay any amounts without penalty.

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
The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at October 31, 2020, of which $27,749,000 was available to borrow.
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
In December 2019, Farm Credit West declared an annual cash patronage dividend of 1.00% of average eligible loan balances. The Company received $966,000 in February 2020. In July 2020, Farm Credit West declared an additional cash patronage dividend of $600,000, which the Company received in August 2020. In February 2019, the Company received an annual cash patronage dividend of $853,000.
The Loan Agreement subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company's business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than 1.25:1.0 measured annually at October 31. In August 2020, Farm Credit West modified the covenant to defer measurement at October 31, 2020 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2021. The Company was not in compliance with the Wells Fargo covenant at October 31, 2020 and the non-compliance was waived. This loan is secured by certain lemon packing equipment.
In July and September 2020, PDA and San Pablo entered into term loan agreements for an aggregate amount of approximately $522,000. These small business loans are guaranteed by the Chilean government in response to economic instability caused by the COVID-19 pandemic. The unsecured loans mature in July and September 2024, bear interest at fixed rates of 3.48% and 2.90% and are payable in monthly installments beginning February and April 2021, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $921,000 and $1,369,000 during the fiscal years ended 2020 and 2019, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs was $176,000 and $162,000, net of amortization at October 31, 2020 and 2019, respectively and was included in long-term debt on the Company’s consolidated balance sheet.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2021	$3,277
2022	105,606
2023	3,157
2024	1,162
2025	1,450
Thereafter	11,372
$126,024

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Leases

Lessor Arrangements

The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 22 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.

The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of the dates indicated (in thousands):

	October 31, 2020	October 31, 2019
Land	$3,522	$1,279
Buildings, equipment and building improvements	18,516	22,841
Less: accumulated depreciation	(5,691)	(7,551)
Property, plant and equipment, net under operating leases	$16,347	$16,569

Depreciation expense for assets under operating leases was approximately $664,000 for fiscal year 2020.

The Company’s rental operations revenue consists of the following (in thousands):

October 31, 2020
Operating lease payments	$4,287
Variable lease payments	335
Total lease payments	$4,622

The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2020 are as follows (in thousands):

2021	$713
2022	517
2023	344
2024	70
2025	70
Thereafter	925
Total	$2,639

The Company’s rental operations revenue included contingent rental revenue of $355,000 and $324,000 for fiscal years 2019 and 2018, respectively.

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 17 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of October 31, 2020, there were no material finance leases for which the Company was a lessee.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Leases (continued)

Operating lease costs were $559,000 for fiscal year 2020, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	October 31, 2020
Assets
Operating lease ROU assets	Other assets	$2,053

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities	521
Non-current operating lease liabilities	Other long-term liabilities	1,610
Total operating lease liabilities		$2,131

Weighted-average remaining lease term (in years)		11.0
Weighted-average discount rate		3.8%

Supplemental cash flow information related to leases consists of the following (in thousands):

October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$559

ROU assets obtained in exchange for new operating lease liabilities	$108

Future minimum lease payments under non-cancellable leases for each of the subsequent five fiscal years and thereafter are as follows (in thousands):

2021	$509
2022	358
2023	182
2024	151
2025	134
Thereafter	1,315
Total lease payments	2,649
Less: Imputed interest	(518)
Total	$2,131

In addition to operating lease commitments, the Company also has a contract for pollination services which does not meet the definition of a lease, with minimum future payments of $307,000 for each of the fiscal years 2021 and 2022 and $51,000 in fiscal year 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Leases (continued)

A summary of the Company’s future minimum payments for obligations under non-cancellable operating leases as of October 31, 2019 was as follows (in thousands):

2020	$688
2021	492
2022	291
2023	154
2024	134
Thereafter	1,382
Total	$3,141

Total lease expense for fiscal years 2019 and 2018 was $733,000 and $2,028,000, respectively, which was included in agribusiness costs and expenses in the Company’s consolidated statements of operations.
In October 2018, the Company purchased a 1,000 KW photovoltaic generator for $1,125,000 that was previously under a 10-year operating lease agreement with Farm Credit West. In December 2018, the Company purchased another 1,000 KW photovoltaic generator for $1,275,000 that was previously under a 10-year operating lease agreement with Farm Credit West.
14. Earnings Per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2020 and 2019 and dilutive for fiscal years ended October 31, 2018. The computations for basic and diluted net (loss) income per common share are as follows (in thousands, except per share amounts):

	Year ended October 31,
	2020	2019	2018
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(16,936)	$(6,444)	$19,687
Effect of unvested, restricted stock	(44)	(51)	(34)
Numerator: Net (loss) income for basic EPS	(16,980)	(6,495)	19,653
Denominator: Weighted average common shares-basic	17,666	17,580	15,581
Basic net (loss) income per common share	$(0.96)	$(0.37)	$1.26

Diluted net (loss) income per common share:
Numerator: Net (loss) income for diluted EPS	$(16,980)	$(6,495)	$20,188
Weighted average common shares-basic	17,666	17,580	15,581
Effect of dilutive unvested, restricted stock and preferred stock	—	—	628
Denominator: Weighted average common shares-diluted	17,666	17,580	16,209
Diluted net (loss) income per common share	$(0.96)	$(0.37)	$1.25
Diluted (losses) earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 164,000, 119,000 and 70,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted (losses) earnings per share for the fiscal years ended October 31, 2020, 2019 and 2018, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions
The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		October 31, 2020				October 31, 2019
		Balance Sheet				Balance Sheet
Ref	Related-Party	Receivables/Other from Related-Parties	Other Assets	Payables to Related-Parties	Other Long-Term Liabilities	Receivables/Other from Related-Parties	Other Assets	Accounts Payable	Payables to Related-Parties	Other Long-Term Liabilities
(2)	Mutual water companies	$—	$64	$64	$—	$—	$473	$11	$—	$—
(3)	Cooperative association	$—	$—	$123	$—	$—	$—	$35	$—	$—
(6)	Cadiz / Fenner / WAM	$—	$1,443	$182	$1,353	$—	$—	$—	$—	$—
(7)	Colorado River Growers	$81	$—	$—	$—	$376	$—	$—	$—	$—
(9)	FGF	$2,213	$—	$604	$—	$2,609	$—	$—	$906	$—
(10)	LLCB	$—	$—	$5,300	$—	$—	$—	$—	$—	$1,200

		Year Ended October 31, 2020					Year Ended October 31, 2019
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related-Party	Net Revenue - Agribusiness	Net Revenue - Other Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue - Agribusiness	Net Revenue - Other Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
(1)	Employees	$—	$785	$—	$—	$—	$—	$744	$—	$—	$—
(2)	Mutual water companies	$—	$—	$894	$—	$—	$—	$—	$838	$—	$—
(3)	Cooperative association	$—	$—	$1,849	$—	$—	$—	$—	$1,687	$—	$—
(4)	Calavo	$8,806	$330	$1,223	$220	$503	$3,080	$400	$1,096	$250	$506
(5)	Third party growers	$—	$—	$—	$—	$—	$—	$—	$10	$—	$—
(6)	Cadiz / Fenner / WAM	$—	$—	$240	$—	$—	$—	$—	$186	$—	$—
(7)	Colorado River Growers	$603	$—	$6,613	$—	$—	$306	$—	$5,476	$—	$—
(8)	YMIDD	$—	$—	$139	$—	$—	$—	$—	$150	$—	$—
(9)	FGF	$10,338	$—	$13,478	$—	$—	$14,471	$—	$10,300	$—	$—

		Year Ended October 31, 2018
		Consolidated Statement of Operations
Ref	Related-Party	Net Revenue - Agribusiness	Net Revenue - Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
(1)	Employees	$—	$706	$—	$—	$—
(2)	Mutual water companies	$—	$—	$1,102	$—	$—
(3)	Cooperative association	$—	$—	$1,869	$—	$—
(4)	Calavo	$6,576	$293	$367	$285	$432
(5)	Third party growers	$—	$—	$2,279	$—	$—
(6)	Cadiz / Fenner / WAM	$—	$—	$178	$—	$—
(7)	Colorado River Growers	$374	$—	$3,707	$—	$—
(8)	YMIDD	$—	$—	$213	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions (continued)
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at October 31, 2020 and 2019.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies. Refer to Note 10 - Other Assets.
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had payments due to the cooperative association.
(4) Calavo - The Company had an investment in Calavo through March 2020 and has representation on the board of directors and Calavo has an investment in and had representation on the board of directors of the Company through December 2018. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo, purchases storage services from Calavo and had amounts due to Calavo for those services.
(5) Third party growers - A member of the Company’s board of directors markets lemon through the Company.
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
(9) FGF - The Company advances funds to FGF for fruit purchases that are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, by-product processing and administrative services to Trapani Fresh. The Company had a payable due to FGF for such fruit purchases and services.
(10) LLCB - Refer to Note 7 - Real Estate Development.
16. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the years ended October 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
United States	$(23,195)	$(6,285)	$13,099
Foreign	(3,240)	(278)	384
Income before income taxes	$(26,435)	$(6,563)	$13,483

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)
The components of the provisions for income taxes for fiscal years 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$5,835	$(7)	$35
State	332	563	(444)
Foreign	194	(232)	(169)
Total current benefit (provision)	6,361	324	(578)

Deferred:
Federal	640	998	7,393
State	1,177	(302)	(212)
Foreign	316	77	126
Total deferred benefit	2,133	773	7,307
Total income tax benefit	$8,494	$1,097	$6,729
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets at October 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred income tax assets:
Reserve and other accruals	$643	$823
Net operating losses	4,983	1,112
Right-of-use asset	578	—
Minimum pension liability adjustment	962	820
Amortization	325	295
Interest expense limitation	306	—
Stock based compensation	549	554
Total deferred income tax assets	8,346	3,604
Valuation allowance	(540)	(362)
Total net deferred income tax assets	7,806	3,242

Deferred income tax liabilities:
Property taxes	(173)	(150)
Depreciation	(16,930)	(13,630)
Land and other indefinite life assets	(6,905)	(6,887)
Investment in joint ventures and other basis adjustments	(4,097)	(2,105)
Right-of-use asset	(557)	—
Unrealized net gain on Calavo investment	—	(4,142)
Other	(1,241)	(674)
Total deferred income tax liabilities	(29,903)	(27,588)
Net deferred income tax liabilities	$(22,097)	$(24,346)

Deferred income taxes — noncurrent assets	$333	$—
Deferred income taxes — noncurrent liabilities	$(22,430)	$(24,346)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has recorded a valuation allowance of $540,000 on two Chilean subsidiaries deferred tax assets as of October 31, 2020 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future source of taxable income.

At October 31, 2020, the Company recorded a deferred tax asset of $4,983,000 related to its federal, state, and foreign net operating carryforwards. The entire federal net operating loss is subject to the 80% taxable income limitation. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
Federal	12,161	Indefinite
State	15,190	10/31/2039
Chile	3,662	Indefinite
Argentina	1,684	10/31/2025

At October 31, 2020, the Company had disallowed federal and state interest expense carryforwards of approximately $1,442,000 and $2,454,000, respectively, that do not expire. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the domestic net operating loss and disallowed interest expense carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$5,551	(21.0)%	$1,351	(21.0)%	$(3,125)	(23.3)%
State income tax, net of federal benefit	1,431	(5.4)%	316	(4.9)%	(768)	(5.7)%
Dividend exclusion	27	(0.1)%	28	(0.4)%	49	0.4%
Meals and entertainment	(18)	0.1%	(90)	1.4%	—	—
Transaction costs	—	—	(137)	2.1%	—	—
Tax law change	1,948	(7.4)%	—	—	10,295	76.4%
State rate adjustment	(82)	0.3%	(109)	1.7%	—	—
Valuation allowance	(168)	0.6%	(393)	6.1%	—	—
Noncontrolling interest	(305)	1.1%	116	(1.8)%	—	—
Other permanent items	110	(0.4)%	15	(0.3)%	278	2.1%
Total income tax benefit	$8,494	(32.2)%	$1,097	(17.1)%	$6,729	49.9%

At October 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2020.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the impact of the CARES Act and has recorded a tax benefit of $1,948,000 and an income tax refund of $5,801,000 due to our ability to carryback and obtain federal tax refund by utilizing net operating losses under the provisions of the CARES Act, of which $841,000 and $4,960,000 were received in October 2020 and December 2020, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to a flat 21%, effective January 1, 2018, (b) including two new U.S. tax base erosion provisions and the global intangible low-taxed income ("GILTI") provisions and (c) expanding the number of individuals whose compensation is subject to a $1,000,000 cap on deductibility under Section 162(m) and includes performance-based compensation such as stock options and stock appreciation rights in the calculation. As a result of the rate reduction, the Company recorded an income tax benefit of $10,295,000 related to the remeasurement of the Company's deferred tax balance as of October 31, 2018.

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
The Plan is funded consistent with the funding requirements of federal law and regulations. There were funding contributions of zero and $600,000 for fiscal years 2020 and 2019, respectively. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.
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
The components of net periodic benefit cost for the Plan for fiscal years 2020 and 2019 were as follows (in thousands):

	2020	2019
Administrative expenses	$278	$188
Interest cost	641	828
Expected return on plan assets	(990)	(1,088)
Prior service cost	45	45
Amortization of net loss	739	402
Net periodic benefit cost	$713	$375

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
Following is a summary of the Plan’s funded status as of October 31 (in thousands):

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$22,267	$19,641
Administrative expenses	278	188
Interest cost	641	828
Benefits paid	(1,524)	(1,453)
Actuarial loss	1,236	3,063
Benefit obligation at end of year	$22,898	$22,267

Change in plan assets:
Fair value of plan assets at beginning of year	$19,229	$17,237
Actual return on plan assets	1,647	2,845
Employer contributions	—	600
Benefits paid	(1,524)	(1,453)
Fair value of plan assets at end of year	$19,352	$19,229

Reconciliation of funded status:
Fair value of plan assets	$19,352	$19,229
Benefit obligations	22,898	22,267
Net plan obligations	$(3,546)	$(3,038)

Amounts recognized in statements of financial position:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(3,546)	(3,038)
Net obligation recognized in statements of financial position	$(3,546)	$(3,038)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(144)	$(189)
Net loss	(6,162)	(6,322)
Accumulated other comprehensive loss	(6,306)	(6,511)
Accumulated contributions in excess of net periodic benefit cost	2,760	3,473
Net deficit recognized in statements of financial position	$(3,546)	$(3,038)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31, (in thousands):

	2020	2019
Changes recognized in other comprehensive income:
Net loss arising during the year	$579	$1,306
Amortization of prior service cost	(45)	(45)
Amortization of net loss	(739)	(402)
Total recognized in other comprehensive income	$(205)	$859

Total recognized in net periodic benefit and other comprehensive income	$508	$1,234

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2020	2019
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.50%	3.00%

Assumptions used to determine net periodic benefit cost:
Discount rate	3.00%	4.40%
Expected return on plan assets	5.66%	6.31%

Additional year-end information:
Projected benefit obligation	$22,898	$22,267
Accumulated benefit obligation	$22,898	$22,267
Fair value of plan assets	$19,352	$19,229
Benefit payments are expected to be paid over the next 10 fiscal years as follows (in thousands):

2021	$1,295
2022	1,317
2023	1,362
2024	1,374
2025	1,368
Next five years	6,569
$13,285
The following table sets forth the Plan’s assets as of October 31, 2020, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$157	$—	$—	$157
Mutual funds	1,152	—	—	1,152
Pooled funds	—	18,043	—	18,043
	$1,309	$18,043	$—	$19,352
The Company has a 401(k) plan in which it contributes an amount equal to 4% of an eligible employee’s annual earnings beginning after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes an additional matching contribution on these deferrals up to 4% of the employee’s annual earnings. Employees are 100% vested in the Company’s contribution after six years of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2020, 2019 and 2018, the Company contributed to the plan and recognized expenses of $1,107,000, $927,000 and $823,000, respectively.
18. Commitments and Contingencies
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
20. Stockholders’ Equity
Series A Junior Participating Preferred Stock
The Company has 20,000 shares of preferred stock authorized as Series A Junior Participating Preferred Stock at $0.01 par value (the “Series A Stock”). No shares are issued or outstanding.

Stock-based compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company's stock on the date of grant and all are classified as equity awards. The Stock Plan has 281,225 remaining shares available to be issued as of October 31, 2020.

Performance Awards

Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. During December 2020 and 2019, there were no Performance Awards of restricted stock granted for fiscal year 2020 or 2019 performance because the financial performance and other criteria were not met.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Stockholders’ Equity (continued)
Stock-based compensation (continued)
Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2020, subsequent to fiscal year 2020, the Company granted 95,000 shares of common stock with a per share price of $15.26 to key executives under the Stock Plan. The related compensation expense of approximately $1,450,000 will be recognized equally over the next three years as the shares vest.

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”).

A summary of the Performance, Executive, and Director awards granted under the Stock Plan during fiscal years 2020, 2019 and 2018, and the weighted average grant price is as follows:

	Year Ended October 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	—	$—	40,095	$18.74	41,291	$22.86
Executive Awards	95,000	$18.87	90,000	$19.84	90,000	$22.19
Director Awards	17,841	$20.05	15,642	$21.65	14,033	$22.00
Total	112,841	$19.06	145,737	$19.73	145,324	$22.36

The Company recognized $2,044,000, $1,791,000 and $1,368,000 of stock-based compensation in fiscal years 2020, 2019 and 2018, respectively, of which substantially all of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $400,000, $324,000 and $328,000 for fiscal years 2020, 2019 and 2018, respectively. The total fair value of shares vested during the years ended October 31, 2020, 2019 and 2018 was $2,365,000, $1,788,000 and $1,238,000 respectively. The Company has unrecognized stock-based compensation expense of $2,589,000 as of October 31, 2020, which is expected to be recognized over the next three years as the shares vest. All unvested shares are expected to vest.
During fiscal years 2020, 2019 and 2018, respectively, members of management exchanged 11,314, 36,627 and 24,252 shares of common stock with fair values of $213,000, $606,000 and $570,000, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs. Additionally, in fiscal year 2018, the Company repurchased 15,330 shares from a retired member of management for $86,000 per the terms of a discontinued stock plan.

A summary of the status of the Company’s nonvested shares as of October 31, 2020, and changes during the year ended October 31, 2020, is presented below.

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2019	171,106	$20.64
Vested	(117,646)	$20.20
Granted	95,000	$18.87
Nonvested at October 31, 2020	148,460	$19.85

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Stockholders’ Equity (continued)
Treasury Stock
Share Repurchase Program

On March 12, 2020, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. During fiscal year 2020, the Company repurchased 250,977 shares under the share repurchase program for approximately $3,493,000. As of October 31, 2020, the remaining authorization under this program is approximately $6,507,000.
Dividend
On December 15, 2020, the Company declared a $0.075 per share dividend payable on January 15, 2021, in the aggregate amount of $1,324,000 to common shareholders of record as of December 28, 2020.
21. Fruit Growers Supply Cooperative
The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist. FGS allocates after-tax earnings derived from non-member business to members. The allocations may then be disbursed to members as dividends no less than five years after allocation. The declaration of dividends is subject to approval by the FGS Board of Directors and members may receive amounts less than those originally allocated. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. As of October 31, 2020 and 2019, the Company had been allocated $729,000, of which the Company received dividends of $513,000 in fiscal year 2020, leaving an ending allocation of $216,000 as of October 31, 2020. The Company received no dividends in fiscal years 2019 or 2018.
During September 2011, the Company settled a claim with Sunkist in which Sunkist requested a refund of $586,000 of fiscal year 2010 lemon by-products revenue. The Company assigned 50% of future dividends it receives from FGS up to the amount of claim in the unconditional settlement of the claim. The balance of the claim as of October 31, 2019 was $251,000 and the claim was paid in full in fiscal year 2020.
22. Segment Information
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. Segment Information (continued)
Segment information for fiscal year 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$124,150	$13,413	$—	$8,806	$13,568	$159,937	$4,622	$164,559
Intersegment revenue	—	36,820	(36,820)	—	—	—	—	—
Total net revenues	124,150	50,233	(36,820)	8,806	13,568	159,937	4,622	164,559
Costs and expenses	125,305	42,563	(36,820)	5,168	12,122	148,338	25,132	173,470
Depreciation and amortization	—	—	—	—	—	8,943	1,154	10,097
Operating (loss) income	$(1,155)	$7,670	$—	$3,638	$1,446	$2,656	$(21,664)	$(19,008)
Segment information for fiscal year 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$134,342	$15,629	$—	$5,391	$11,187	$166,549	$4,849	$171,398
Intersegment revenue	—	30,073	(30,073)	—	—	—	—	—
Total net revenues	134,342	45,702	(30,073)	5,391	11,187	166,549	4,849	171,398
Costs and expenses	120,998	37,639	(30,073)	3,150	13,035	144,749	23,530	168,279
Depreciation and amortization	—	—	—	—	—	7,623	1,010	8,633
Operating income (loss)	$13,344	$8,063	$—	$2,241	$(1,848)	$14,177	$(19,691)	$(5,514)
Segment information for fiscal year 2018 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,840	$8,990	$—	$6,576	$13,938	$124,344	$5,048	$129,392
Intersegment revenue	—	19,971	(19,971)	—	—	—	—	—
Total net revenues	94,840	28,961	(19,971)	6,576	13,938	124,344	5,048	129,392
Costs and expenses	74,809	23,071	(19,971)	4,399	9,531	91,839	20,792	112,631
Depreciation and amortization	—	—	—	—	—	6,244	1,031	7,275
Operating income (loss)	$20,031	$5,890	$—	$2,177	$4,407	$26,261	$(16,775)	$9,486
The following is a detail of other agribusiness revenues for fiscal years 2020, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2020	2019	2018
Oranges	$7,722	$6,022	$8,884
Specialty citrus and other crops	5,846	5,165	5,054
Other agribusiness revenues	$13,568	$11,187	$13,938

23. Subsequent Events
The Company has evaluated events subsequent to October 31, 2020 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2020,we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. During this evaluation, management identified deficiencies related to the inadequate design and operating effectiveness of certain internal controls related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of the Company’s internal control over financial reporting. While none of the deficiencies caused material misstatements to the financial statements, these deficiencies in aggregate represent a material weakness and presented a reasonable possibility that a material misstatement to the financial statements could have occurred. As a result, as described below in “Management’s Report on Internal Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.
Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control over Financial Reporting” below.
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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management identified deficiencies in internal control over financial reporting related to the inadequate design and operating effectiveness of certain controls in the areas of journal entries and agribusiness revenues and expenses related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of the Company’s internal control over financial reporting. While none of the deficiencies caused material misstatements to the financial statements, these deficiencies in aggregate represent a material weakness and presented a reasonable possibility that a material misstatement to the financial statements could have occurred. As a result, management concluded that the Company’s internal control over financial reporting as of October 31, 2020 was ineffective due to the material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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
Chief Financial Officer, Treasurer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Limoneira Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2020, of the Company and our report dated January 14, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Foreign Subsidiary Process Level Controls

Management identified deficiencies in internal control over financial reporting related to the inadequate design and operating effectiveness of certain controls in the areas of journal entries and agribusiness revenues and expenses related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting. These deficiencies in the aggregate represent a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2020 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Los Angeles, California
January 14, 2021

Changes in Internal Control over Financial Reporting. Other than the identification of a material weakness in the control environment described above, there have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2020 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weakness. Management is committed to improving the Company’s internal control processes. We are currently taking steps to enhance our process level controls over the recording of journal entries and controls over revenues and expenses at the foreign subsidiary where we identified the control deficiencies. We are also enhancing management’s review controls over financial information of the foreign subsidiary. Management believes these prompt actions should remediate the material weakness and improve the design and operating effectiveness of our internal control over financial reporting. As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures may be necessary.
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
Consolidated Financial Statements of Limoneira Company
Consolidated Balance Sheets at October 31, 2020 and 2019
Consolidated Statements of Operations for the years ended October 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income for the years ended October 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules
Per Item 15(a)(2), list the following documents filed as part of the report: those financial statements required to be filed by Item 8 of this Form 10-K, and by paragraph (b) below.

(b)	Exhibits

See “Exhibit Index” set forth on page 109.

(c)	Financial Statement Schedules
Per Item 15(c), registrants shall file, as financial statement schedules to this Form 10-K, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including: (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2021.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on January 14, 2021, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Chief Financial Officer, Treasurer
Mark Palamountain	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Edgar Terry	Director
Edgar Terry

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

/s/ Amy Fukutomi	Director
Amy Fukutomi

/s/ Jesus Loza	Director
Jesus Loza

EXHIBIT INDEX

Exhibit No.	Description

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

16.1	Letter from Ernst & Young LLP, dated March 14, 2019 (Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K, filed March 14, 2019 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

Exhibit No.	Description

23.3*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

23.4*	Consent of Independent Auditors - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2020 and 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Denotes management contracts and compensatory plans or arrangements.