Form 10-Q
period 2021-01-31
Limoneira CO
filed 2021-03-10
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
 Commission File Number: 001-34755

LIMONEIRA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77-0260692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141 Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (805) 525-5541
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange of Which Registered
Common Stock, $0.01 par value	LMNR	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

As of February 28, 2021, there were 17,684,927 shares outstanding of the registrant’s common stock.

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
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 additional factors that could cause our actual results to differ from our projections or estimates, especially relating to the COVID-19 pandemic.

Many of these risks and uncertainties are currently amplified by, and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

All references to “we,” "us," “our,” “our Company,” "the Company" or "Limoneira" in this Quarterly Report on Form 10-Q mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	January 31, 2021	October 31, 2020
Assets
Current assets:
Cash	$1,841	$501
Accounts receivable, net	20,703	16,261
Cultural costs	3,948	6,865
Prepaid expenses and other current assets	11,312	10,688
Receivables/other from related parties	4,007	2,294
Income taxes receivable	948	5,911
Total current assets	42,759	42,520

Property, plant and equipment, net	244,215	242,649
Real estate development	21,510	21,636
Equity in investments	61,580	61,214
Goodwill	1,544	1,535
Intangible assets, net	11,340	11,309
Other assets	8,864	8,737
Total assets	$391,812	$389,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,062	$5,838
Growers payable	6,436	8,126
Accrued liabilities	6,893	7,947
Payables to related parties	6,228	6,273
Current portion of long-term debt	3,304	3,277
Total current liabilities	29,923	31,461
Long-term liabilities:
Long-term debt, less current portion	131,477	122,571
Deferred income taxes	21,219	22,430
Other long-term liabilities	6,654	6,568
Total liabilities	189,273	183,030
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2021 and October 31, 2020) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2021 and October 31, 2020) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2021 and October 31, 2020)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,935,904 and 17,857,707 shares issued and 17,684,927 and 17,606,730 shares outstanding at January 31, 2021 and October 31, 2020, respectively)	179	179
Additional paid-in capital	162,450	162,084
Retained earnings	25,140	30,797
Accumulated other comprehensive loss	(6,619)	(7,548)
Treasury stock, at cost, 250,977 shares at January 31, 2021 and October 31, 2020	(3,493)	(3,493)
Noncontrolling interest	14,072	13,741
Total equity	191,729	195,760
Total liabilities and stockholders' equity	$391,812	$389,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended January 31,
	2021	2020
Net revenues:
Agribusiness	$37,137	$40,483
Other operations	1,138	1,173
Total net revenues	38,275	41,656
Costs and expenses:
Agribusiness	36,938	42,543
Other operations	1,082	1,269
Selling, general and administrative	5,895	6,310
Total costs and expenses	43,915	50,122
Operating loss	(5,640)	(8,466)
Other income (expense):
Interest income	43	225
Interest expense, net of dividends	134	(170)
Equity in earnings (losses) of investments, net	366	(120)
Loss on stock in Calavo Growers, Inc.	—	(2,024)
Other (expense) income, net	(6)	515
Total other income (expense)	537	(1,574)

Loss before income tax benefit	(5,103)	(10,040)
Income tax benefit	1,187	3,136
Net loss	(3,916)	(6,904)
Net (income) loss attributable to noncontrolling interest	(292)	477
Net loss attributable to Limoneira Company	(4,208)	(6,427)
Preferred dividends	(125)	(125)
Net loss attributable to common stock	$(4,333)	$(6,552)

Basic net loss per common share	$(0.25)	$(0.37)

Diluted net loss per common share	$(0.25)	$(0.37)

Weighted-average common shares outstanding-basic	17,405,000	17,579,000
Weighted-average common shares outstanding-diluted	17,405,000	17,579,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2021	2020
Net loss	$(3,916)	$(6,904)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	795	(1,267)
Minimum pension liability adjustment, net of tax of $51 and $50 for the three months ended January 31, 2021 and 2020, respectively.	134	135
Total other comprehensive income (loss), net of tax	929	(1,132)
Comprehensive loss	(2,987)	(8,036)
Comprehensive (income) loss attributable to noncontrolling interest	(331)	465
Comprehensive loss attributable to Limoneira Company	$(3,318)	$(7,571)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$—	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,132)	—	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$—	$14,957	$212,817	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three Months Ended January 31,
	2021	2020
Operating activities
Net loss	$(3,916)	$(6,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,501	2,565
Gain on disposals of assets	—	(250)
Stock compensation expense	1,066	829
Non-cash lease expense	121	—
Equity in earnings of investments	(366)	120
Deferred income taxes	(1,187)	(3,136)
Loss on stock in Calavo Growers, Inc.	—	2,024
Other, net	142	14
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(6,115)	(8,433)
Cultural costs	2,918	3,746
Prepaid expenses and other current assets	(255)	(513)
Income taxes receivable	4,963	—
Other assets	(54)	139
Accounts payable and growers payable	(307)	(2,314)
Accrued liabilities and payables to related parties	(1,116)	(267)
Other long-term liabilities	(185)	171
Net cash used in operating activities	(1,790)	(12,209)
Investing activities
Capital expenditures	(3,415)	(3,672)
Collection on note receivable	25	—
Equity investment contributions	—	(2,800)
Investments in mutual water companies and water rights	(190)	(43)
Net cash used in investing activities	(3,580)	(6,515)
Financing activities
Borrowings of long-term debt	27,632	36,631
Repayments of long-term debt	(18,798)	(15,895)
Dividends paid – common	(1,324)	(1,338)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(700)	(213)
Net cash provided by financing activities	6,685	19,060
Effect of exchange rate changes on cash	25	(78)
Net increase in cash	1,340	258
Cash at beginning of period	501	616
Cash at end of period	$1,841	$874

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three Months Ended January 31,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$969	$1,078
Cash paid during the period for income taxes, net of (refunds received)	$(4,997)	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$—	$119
Accrued contribution obligation of investment in water company	$—	$450

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

2. Summary of Significant Accounting Policies
Comprehensive Loss

Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with shareholders. Other comprehensive income or loss primarily includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive (loss) income is reported as a component of the Company's stockholders' equity.

The following table summarizes the changes in other comprehensive income (loss) by component (in thousands):

	Three Months Ended January 31,
	2021			2020
	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount
Foreign currency translation adjustments	$795	$—	$795	$(1,267)	$—	$(1,267)
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	185	(51)	134	185	(50)	135
Other comprehensive income (loss)	$980	$(51)	$929	$(1,082)	$(50)	$(1,132)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2020	$(3,069)	$(4,479)	$—	$(7,548)
Other comprehensive income	795	134	—	929
Balance as of January 31, 2021	$(2,274)	$(4,345)	$—	$(6,619)

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2019	$(2,362)	$(4,753)	$(140)	$(7,255)
Other comprehensive (loss) income	(1,267)	135	—	(1,132)
Balance as of January 31, 2020	$(3,629)	$(4,618)	$(140)	$(8,387)

Recent Accounting Pronouncements

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

ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU effective November 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

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

3. Concentrations and Geographic Information

Lemons procured from third-party growers were 48% and 55% of the Company's lemon supply in the three months ended January 31, 2021 and 2020, respectively, of which one third-party grower was 26% of the lemon supply for the three months ended January 31, 2021.

The Company sells the majority of its avocado production to Calavo. Sales of avocados to Calavo were insignificant for the three months ended January 31, 2021 and 2020, respectively. The Company sells a majority of its oranges and specialty citrus to a third-party packinghouse.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Concentrations and Geographic Information (continued)

Concentrations of credit risk with respect to revenues and accounts receivables are limited due to a large, diverse customer base. One individual customer represented 23% of revenues for the three months ended January 31, 2021. One individual customer represented 12% of accounts receivable, net as of January 31, 2021.

During the three months ended January 31, 2021 and 2020, the Company had approximately $1,027,000 and $539,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the three months ended January 31, 2021 and 2020, the Company had approximately $1,671,000 and $199,000, respectively, of total sales in Argentina by Trapani Fresh.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2021	October 31, 2020
Prepaid supplies and insurance	$2,569	$2,080
Note receivable and related interest	2,470	2,490
Real estate development held for sale	2,543	2,543
Sales tax receivable	1,549	1,867
Lemon supplier advances and other	2,181	1,708
	$11,312	$10,688

5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	January 31, 2021	October 31, 2020
Retained Property - East Area I	$12,698	$13,169
East Area II	8,812	8,467
	$21,510	$21,636

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,300,000 at January 31, 2021 and October 31, 2020, which is included in payables to related parties.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development (continued)

East Area I, Retained Property and East Area II (continued)

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally was scheduled to mature in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions. The Joint Venture recorded the Loan balance of $17,411,000 as of January 31, 2021.

In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by the Joint Venture. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. The extension had no impact on the Company's Loan guarantee value. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of the Joint Venture to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the Joint Venture.

The Company made contributions to the Joint Venture of zero and $2,800,000 in the three months ended January 31, 2021 and 2020, respectively.

Through January 31, 2021, the Joint Venture has closed the sales of the initial residential lots representing 398 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in fiscal year 2021. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At January 31, 2021, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but was extended to December 15, 2020 and the interest rate was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. In September 2020, the promissory note was further extended to June 15, 2021 on the same terms and conditions upon making a principal paydown of $25,000, which was paid in November 2020, and an option to further extend the maturity date of the promissory note to December 15, 2021 on the same terms and conditions and upon making an additional principal paydown of $25,000 on or before June 1, 2021. At January 31, 2021, the net carrying value of the note was $2,625,000 and classified in prepaid expenses and other current assets.

6. Equity in Investments

Equity in investments consist of the following (in thousands):

	January 31, 2021	October 31, 2020
Limoneira Lewis Community Builders, LLC	$57,574	$57,142
Limco Del Mar, Ltd.	1,986	1,920
Rosales	1,511	1,641
Romney Property Partnership	509	511
	$61,580	$61,214

Unconsolidated Significant Subsidiary

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments (continued)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the three months ended January 31, 2021 and 2020, this threshold was not met for any of the Company's equity investments. Although not required for the three months ended January 31, 2021, the Company included the LLCB summarized income statement information in this Quarterly Report on Form 10-Q since it anticipates it will be required in the second quarter of 2021.

The following is unaudited summarized financial information for LLCB (in thousands):

	Three Months Ended January 31,
	2021	2020
Revenues	$7,341	$4,743
Cost of land sold	5,750	3,960
Operating expenses	255	328
Net income	$1,336	$455
Net income attributable to Limoneira Company	$678	$249

7. Goodwill and Intangible Assets

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2020	$1,535
Foreign currency translation adjustment	9
Balance at January 31, 2021	$1,544
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2021.

During the three months ended January 31, 2021, the Company acquired additional water rights in Chile for $186,000.

Intangible assets consisted of the following as of January 31, 2021 and October 31, 2020 (in thousands):

	January 31, 2021				October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$3,771	$(994)	$2,777	10	$3,771	$(947)	$2,824	10
Customer relationships	5,010	(1,179)	3,831	9	5,010	(989)	4,021	9
Non-competition agreement	1,040	(173)	867	10	1,040	(147)	893	10
Acquired water and mineral rights	3,865	—	3,865	Indefinite	3,571	—	3,571	Indefinite
	$13,686	$(2,346)	$11,340		$13,392	$(2,083)	$11,309

Amortization expense totaled $263,000 and $285,000 for the three months ended January 31, 2021 and 2020, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets

Estimated future amortization expense of intangible assets as of January 31, 2021 are as follows (in thousands):

2021 (excluding the three months ended January 31, 2021)	$777
2022	989
2023	989
2024	981
2025	976
Thereafter	2,763
$7,475

8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of January 31, 2021 and October 31, 2020 were $5,567,000 and $5,563,000, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2021	October 31, 2020
Compensation	$2,890	$2,275
Property taxes	225	683
Lemon and orange supplier payables	—	1,346
Operating expenses	1,455	938
Leases	966	959
Other	1,357	1,746
	$6,893	$7,947

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2021	October 31, 2020
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.15% at January 31, 2021, plus 1.60%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$112,020	$102,251
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	1,282	1,438
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	1,015	1,029
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,327	8,433
Farm Credit West term loan: Effective July 1, 2020 the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	6,139	6,220
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	3,117	3,491
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,067	1,205
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.00% at January 31, 2021. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 2.90%. The loans are payable in monthly installments beginning February 2021 through September 2024.	544	522
Subtotal	134,946	126,024
Less deferred financing costs, net of accumulated amortization	165	176
Total long-term debt, net	134,781	125,848
Less current portion	3,304	3,277
Long-term debt, less current portion	$131,477	$122,571

The Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).

On June 30, 2020, the Company and Farm Credit West entered into a Conversion Agreement to convert the term loans noted above to fixed interest rate loans effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and the Company made no cash repayments of principal. The rates were subject to a prepayment restriction period for a portion of the fixed rate term that expired on January 1, 2021. The Company may prepay any amounts without penalty.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at January 31, 2021, of which $17,980,000 was available to borrow.

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

In December 2020, Farm Credit West declared an annual cash patronage dividend of 1.50% of average eligible loan balances. The Company accrued the $1,170,000 dividend receivable in prepaid expenses and other current assets at January 31, 2021, which was received in February 2021.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of zero and $89,000 during the three months ended January 31, 2021 and 2020, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Leases

Lessor Arrangements

The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 22 years, with various renewal terms available. All of the residential rentals have month to month lease terms.

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2021	2020
Operating lease revenue	$1,059	$1,096
Variable lease revenue	79	77
Total lease revenue	$1,138	$1,173

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 17 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of January 31, 2021, there were no material finance leases for which the Company was a lessee.

Operating lease costs were $142,000 and $137,000 for the three months ended January 31, 2021 and 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessee Arrangements (continued)

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2021	October 31, 2020
Assets
Operating lease ROU assets	Other assets	$2,203	$2,053

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities	529	521
Non-current operating lease liabilities	Other long-term liabilities	1,705	1,610
Total operating lease liabilities		$2,234	$2,131

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$189	$184

ROU assets obtained in exchange for new operating lease liabilities	$271	$—

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The computations for basic and diluted net loss per common share are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2021	2020
Basic net loss per common share:
Net loss applicable to common stock	$(4,333)	$(6,552)
Effect of unvested, restricted stock	(18)	(17)
Numerator: Net loss for basic EPS	(4,351)	(6,569)
Denominator: Weighted average common shares-basic	17,405	17,579
Basic net loss per common share	$(0.25)	$(0.37)

Diluted net loss per common share:
Numerator: Net loss for diluted EPS	$(4,351)	$(6,569)
Weighted average common shares–basic	17,405	17,579
Effect of dilutive unvested, restricted stock and preferred stock	—	—
Denominator: Weighted average common shares–diluted	17,405	17,579
Diluted net loss per common share	$(0.25)	$(0.37)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Basic and Diluted Net Loss per Share (continued)

Diluted earnings (losses) per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 226,000 and 149,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings (losses) per share for the three months ended January 31, 2021 and 2020, respectively.

13. Related-Party Transactions

The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		January 31, 2021				October 31, 2020
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$4	$68	$—	$—	$64	$64	$—
3	Cooperative association	$—	$—	$15	$—	$—	$—	$123	$—
5	Cadiz / Fenner / WAM	$—	$1,424	$241	$1,335	$—	$1,443	$182	$1,353
6	Colorado River Growers	$157	$—	$—	$—	$81	$—	$—	$—
8	FGF	$3,850	$—	$604	$—	$2,213	$—	$604	$—
9	LLCB	$—	$—	$5,300	$—	$—	$—	$5,300	$—

		Three Months Ended January 31, 2021				Three Months Ended January 31, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$198	$—	$—	$—	$197	$—	$—	$—
2	Mutual water companies	$—	$—	$442	$—	$—	$—	$348	$—	$—
3	Cooperative association	$—	$—	$157	$—	$—	$—	$446	$—	$—
4	Calavo	$—	$79	$1	$126	$32	$81	$118	$220	$126
5	Cadiz / Fenner / WAM	$—	$—	$150	$—	$—	$—	$102	$—	$—
6	Colorado River Growers	$157	$—	$2,772	$—	$521	$—	$5,001	$—	$—
7	YMIDD	$—	$—	$9	$—	$—	$—	$34	$—	$—
8	FGF	$1,671	$—	$288	$—	$199	$—	$163	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at January 31, 2021 and October 31, 2020.

(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies.

(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had payments due to the cooperative association.

(4) Calavo - The Company had an investment in Calavo through March 2020 and has representation on the board of directors and Calavo has an investment in the Company. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo, purchased storage services from Calavo and had immaterial amounts due to Calavo for those services.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An entity affiliated with WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability.

(6) Colorado River Growers, Inc. (“CRG”) - The Company has representation on the board of directors of CRG, a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. The Company paid harvest expense to CRG, provided harvest management and administrative services to CRG and had a receivable due from CRG for such services.

(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had amounts payable to them for such purchases.

(8) FGF - The Company advances funds to FGF for fruit purchases which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a receivable from FGF for lemon sales and a payable due to FGF for fruit purchases and services.

(9) LLCB - Refer to Note 5 - Real Estate Development.

14. Income Taxes

The effective tax rate for the three months ended January 31, 2021 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. The Company has no material uncertain tax positions as of January 31, 2021. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2021.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the three months ended January 31, 2021 and 2020.

The components of net periodic pension cost for the Plan for the three months ended January 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended January 31,
	2021	2020
Administrative expenses	$69	$70
Interest cost	137	160
Expected return on plan assets	(236)	(248)
Prior service cost	11	11
Recognized actuarial loss	185	185
Net periodic benefit cost	$166	$178

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Performance Awards

Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. There were no shares of common stock granted to management under the Stock Plan for fiscal year 2020 performance because the financial performance and other criteria were not met.

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2020, the Company granted 95,000 shares of common stock with a per share price of $15.26 to key executives under the Stock Plan. The related compensation expense of approximately $1,450,000 will be recognized equally over the next three years as the shares vest.

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2021 and 2020, 27,815 and 17,841 shares, respectively, of common stock were granted as Director Awards. The Company recognized $469,000 and $358,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2021 and 2020, respectively.

During the three months ended January 31, 2021 and 2020, members of management exchanged 46,993 and 11,314 shares, respectively, of common stock with fair values of $701,000 and $213,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

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

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consist of oranges of $1,091,000 and specialty citrus and other crops of $1,849,000 for the three months ended January 31, 2021 and oranges of $2,272,000 and specialty citrus and other crops of $1,892,000 for the three months ended January 31, 2020.

The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, total other income (expense) and income taxes, or specifically identify them to its operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

Segment information for the three months ended January 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,300	$4,897	$—	$—	$2,940	$37,137	$1,138	$38,275
Intersegment revenue	—	6,685	(6,685)	—	—	—	—	—
Total net revenues	29,300	11,582	(6,685)	—	2,940	37,137	1,138	38,275
Costs and expenses	29,507	9,531	(6,685)	—	2,373	34,726	6,688	41,414
Depreciation and amortization	—	—	—	—	—	2,212	289	2,501
Operating (loss) income	$(207)	$2,051	$—	$—	$567	$199	$(5,839)	$(5,640)

Segment information for the three months ended January 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,057	$4,094	$—	$168	$4,164	$40,483	$1,173	$41,656
Intersegment revenue	—	7,105	(7,105)	—	—	—	—	—
Total net revenues	32,057	11,199	(7,105)	168	4,164	40,483	1,173	41,656
Costs and expenses	34,351	8,609	(7,105)	473	3,931	40,259	7,298	47,557
Depreciation and amortization	—	—	—	—	—	2,284	281	2,565
Operating (loss) income	$(2,294)	$2,590	$—	$(305)	$233	$(2,060)	$(6,406)	$(8,466)

19. Subsequent Events

Except as described in the notes to the interim consolidated financial statements, no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising 256 completed rental units and another approximately 1,100 units in various stages of planning and development.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus and other crops. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

Agribusiness Summary

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

Historically, our agribusiness division has been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness division tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter, coinciding with the increasing production and revenue.

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

Rental Operations Summary

Our rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. Our residential rental units generate reliable cash flows that we use to partially fund the operating costs of our business and provide affordable housing to many of our employees, including our agribusiness employees. This unique employment benefit helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from rental operations is generally level throughout the year.

Real Estate Development Summary

We invest in real estate investment projects and recognize that long-term strategies are required for successful real estate development activities. Our goal is to redeploy real estate earnings and cash flow into the expansion of our agribusiness and other income producing real estate. For real estate development projects and joint ventures, it is not unusual for the timing and amounts of revenues and costs, partner contributions and distributions, project loans, other financing assumptions and project cash flows to be impacted by government approvals, project revenue and cost estimates and assumptions, economic conditions, financing sources and product demand as well as other factors. Such factors could affect our results of operations, cash flows and liquidity.

Water Resources

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County and ground water in San Bernardino County. Following our acquisition of Associated Citrus Packers, Inc. ("Associated"), we began using federal project water in Arizona from the Colorado River through the YMIDD. We also have acquired water rights in Chile related to our acquisitions of PDA and San Pablo and in Argentina related to our acquisition of Trapani Fresh.

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

California has experienced below average precipitation since 2018 and according to the U.S. Drought Monitor, California is experiencing moderate drought conditions as of January 31, 2021. Federal officials oversee the Central Valley Project, California’s largest water delivery system and 100% of the contracted amount of water was provided to San Joaquin Valley farmers in 2017 through 2020 compared to 75% in 2016 and zero in 2015 and 2014.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 398 units from inception through January 31, 2021, including 44 units in the first quarter of fiscal year 2021. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

In December 2020, we received $5.0 million of federal income tax refunds related to the Coronavirus Aid Relief and Economic Security Act and we expect to receive an additional $0.9 million of California state refunds in fiscal year 2021.

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. Under the share repurchase program, purchases of shares of common stock may be made from time to time in the open market or in privately negotiated transactions. The share repurchase program may be modified, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. During fiscal year 2020, we purchased 250,977 shares under the share repurchase program for approximately $3.5 million. As of January 31, 2021, the remaining authorization under this program is approximately $6.5 million.

On December 15, 2020, we declared a cash dividend of $0.075 per common share paid on January 15, 2021, in the aggregate amount of $1.3 million to stockholders of record as of December 28, 2020.

COVID-19 Pandemic

The global spread of the novel coronavirus (COVID-19) in the past year has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers, and customers.

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market has seen a significant decline in volume, with lemon demand falling since wide spread shelter in place orders were issued in mid-March 2020, resulting in a significant market oversupply. The export market for fresh product has also significantly declined due to COVID-19 impacts.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second, third and fourth quarters of fiscal year 2020 and in the first quarter of fiscal year 2021. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2020. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement in the second half of fiscal year 2021.

We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging video conferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout the spring of

2020, we allowed personnel to work remotely to the extent possible. While we believe we have responded appropriately to mitigate the impacts of the COVID-19 pandemic, as the situation evolves, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce and our customers and the ongoing continuity of our business operations. Those measures might include modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic. In addition, in February 2021 the COVID-19 vaccine was offered to our employees.

Given the economic uncertainty as a result of the COVID-19 pandemic over the past year, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, and substantially reducing discretionary spending.

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

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2021	2020
Revenues:
Agribusiness	$37,137	$40,483
Other operations	1,138	1,173
Total net revenues	38,275	41,656
Costs and expenses:
Agribusiness	36,938	42,543
Other operations	1,082	1,269
Selling, general and administrative	5,895	6,310
Total costs and expenses	43,915	50,122
Operating (loss) income:
Agribusiness	199	(2,060)
Other operations	56	(96)
Selling, general and administrative	(5,895)	(6,310)
Operating loss	(5,640)	(8,466)
Other income (expense):
Interest income	43	225
Interest expense, net of dividends	134	(170)
Equity in earnings (losses) of investments, net	366	(120)
Loss on stock in Calavo Growers, Inc.	—	(2,024)
Other (expense) income, net	(6)	515
Total other income (expense)	537	(1,574)
Loss before income tax benefit	(5,103)	(10,040)
Income tax benefit	1,187	3,136
Net loss	(3,916)	(6,904)
Net (income) loss attributable to noncontrolling interest	(292)	477
Net loss attributable to Limoneira Company	$(4,208)	$(6,427)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes gain or loss on stock in Calavo and sale and disposal of property assets when applicable, is an important measure to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in previous periods also excluded LLCB earnings in equity investment which is no longer excluded due to management’s anticipation of future cash distributions related to the investment in LLCB. Adjusted EBITDA for prior periods has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended January 31,
	2021	2020
Net loss attributable to Limoneira Company	$(4,208)	$(6,427)
Interest income	(43)	(225)
Interest expense, net of dividends	(134)	170
Income tax benefit	(1,187)	(3,136)
Depreciation and amortization	2,501	2,565
EBITDA	$(3,071)	$(7,053)
Loss on stock in Calavo Growers, Inc.	—	2,024
Adjusted EBITDA	$(3,071)	$(5,029)

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

Revenues

Total net revenues for the first quarter of fiscal year 2021 were $38.3 million compared to $41.7 million for the same period of fiscal year 2020. The 8% decrease of $3.4 million was primarily the result of decreased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2021	2020	Change
Lemons	$34,197	$36,151	$(1,954)	(5)%
Avocados	—	168	(168)	(100)%
Oranges	1,091	2,272	(1,181)	(52)%
Specialty citrus and other crops	1,849	1,892	(43)	(2)%
Agribusiness revenues	$37,137	$40,483	$(3,346)	(8)%

•Lemons: The decrease in the first quarter of fiscal year 2021 was primarily the result of lower prices partially offset by increased volume of fresh lemons sold compared to the same period in fiscal year 2020. During the first quarter of fiscal years 2021 and 2020, fresh lemon sales were $25.0 million and $27.0 million, 1,320,000 and 1,280,000 cartons of lemons sold at average per carton prices of $18.91 and $21.12, respectively. COVID-19 related food service closures reduced the demand for lemons in the food service marketplace and created an over-supply in the retail marketplace. This oversupply of lemons resulted in lower average per carton prices in the first quarter of fiscal year 2021 compared to the same period in fiscal year 2020. Lemon revenues in the first quarter of fiscal years 2021 and 2020 included $4.9 million and $4.1 million shipping and handling, $0.8 million and $1.0 million lemon by-products and $3.5 million and $4.0 million other lemon sales, respectively.
•Avocados: Due to harvest timing, no sales were recorded in the first quarter of fiscal year 2021 compared to sales of 125,000 pounds of avocados at an average per pound price of $1.34 in the first quarter of fiscal year 2020.
•Oranges: The decrease in the first quarter of fiscal year 2021 was primarily the result of decreased volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2020. In the first quarter of fiscal years 2021 and 2020, we sold 119,000 and 196,000 40-pound carton equivalents of oranges at an average per carton price of $9.17 and $6.71, respectively. Additionally, the fiscal year 2020 revenues included $0.1 million in Chile and $0.9 million of oranges purchased for resale.
•Specialty citrus and other crops: The slight decrease in the first quarter of fiscal year 2021 was primarily the result of decreased volume partially offset by increased prices of specialty citrus sold compared to the same period in fiscal year 2020. During the first quarter of fiscal years 2021 and 2020, we sold 115,000 and 139,000 40-pound carton equivalents of specialty citrus at an average per carton price of $15.46 and $13.61, respectively.

Rental operations revenue in the first quarter of fiscal year 2021 was similar to the first quarter of fiscal year 2020.

Costs and Expenses

Our total costs and expenses in the first quarter of fiscal year 2021 were $43.9 million compared to $50.1 million in the same period of fiscal year 2020. The 12% decrease of $6.2 million was primarily attributable to decreases in our agribusiness costs partially offset by increased packing costs. Costs and expenses associated with our agribusiness include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2021	2020	Change
Packing costs	$10,377	$9,156	$1,221	13%
Harvest costs	4,923	6,248	(1,325)	(21)%
Growing costs	8,112	9,779	(1,667)	(17)%
Third-party grower costs	11,314	15,076	(3,762)	(25)%
Depreciation and amortization	2,212	2,284	(72)	(3)%
Agribusiness costs and expenses	$36,938	$42,543	$(5,605)	(13)%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first quarter of fiscal years 2021 and 2020, lemon packing costs were $9.5 million and $8.6 million, respectively. During the first quarter of fiscal years 2021 and 2020, we packed and sold 1,320,000 and 1,280,000 cartons of lemons at average per carton costs of $7.22 and $6.70, respectively. Additionally, packing costs included $0.8 million and $0.6 million of shipping costs in the first quarter of fiscal years 2021 and 2020, respectively.
•Harvest costs: The decrease in the first quarter of fiscal year 2021 was primarily the result of decreased volume of avocados, oranges and specialty citrus harvested compared to the same period in fiscal year 2020.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first quarter of fiscal year 2021 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The decrease in the first quarter of fiscal year 2021 was primarily due to lower prices and decreased volume of third-party grower lemons sold compared to the same period of fiscal year 2020. Of the 1,320,000 and 1,280,000 cartons of lemons packed and sold during the first quarter of fiscal years 2021 and 2020, 637,000 (48%) and 706,000 (55%) were procured from third-party growers at average per carton prices of $14.63 and $16.58, respectively. Additionally, in the first quarter of fiscal year 2021 and 2020 we incurred $2.0 million and $3.4 million, respectively of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first quarter of fiscal year 2021 was approximately $0.1 million lower than the same period of fiscal year 2020.

Other operations expenses were $1.1 million and $1.3 million in the first quarter of fiscal years 2021 and 2020, respectively.

Selling, general and administrative costs and expenses were $5.9 million in the first quarter of fiscal year 2021 compared to $6.3 million in the first quarter of fiscal year 2020. The 7% decrease of $0.4 million primarily consisted of the following:

•Labor, benefits and incentive compensation for the first quarter of fiscal year 2021 were $0.4 million lower than the first quarter of fiscal year 2020.
•Training, depreciation and other costs associated with an ERP software implementation for the first quarter of fiscal year 2021 were $0.3 million lower than the first quarter of fiscal year 2020.
•General and administrative expenses, including certain corporate overhead expenses for the first quarter of fiscal year 2021 were $0.1 million lower than the first quarter of fiscal year 2020.
•Audit, audit-related and income tax fees for the first quarter of fiscal year 2021 were $0.4 million higher than the first quarter of fiscal year 2020.

Other Income (Expense)

Other income for the three months ended January 31, 2021 was comprised primarily of $0.4 million of equity in earnings of investments and $0.2 million of net interest income. Other expense for the three months ended January 31, 2020 was comprised primarily of $2.0 million loss on stock in Calavo Growers, Inc. partially offset by $0.1 million of net interest income and $0.2 million of dividend income received from Calavo.

Income Taxes

We recorded an estimated income tax benefit of $1.2 million and $3.1 million in the first quarter of fiscal years 2021 and 2020 on pre-tax loss of $5.1 million and $10.0 million, respectively. The tax benefit recorded for the first quarter of fiscal year 2021 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2021, excluding discrete items, is approximately 24.8%.

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

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

The following table shows the segment results of operations for the three months ended January 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,300	$4,897	$—	$—	$2,940	$37,137	$1,138	$38,275
Intersegment revenue	—	6,685	(6,685)	—	—	—	—	—
Total net revenues	29,300	11,582	(6,685)	—	2,940	37,137	1,138	38,275
Costs and expenses	29,507	9,531	(6,685)	—	2,373	34,726	6,688	41,414
Depreciation and amortization	—	—	—	—	—	2,212	289	2,501
Operating (loss) income	$(207)	$2,051	$—	$—	$567	$199	$(5,839)	$(5,640)

The following table shows the segment results of operations for the three months ended January 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,057	$4,094	$—	$168	$4,164	$40,483	$1,173	$41,656
Intersegment revenue	—	7,105	(7,105)	—	—	—	—	—
Total net revenues	32,057	11,199	(7,105)	168	4,164	40,483	1,173	41,656
Costs and expenses	34,351	8,609	(7,105)	473	3,931	40,259	7,298	47,557
Depreciation and amortization	—	—	—	—	—	2,284	281	2,565
Operating (loss) income	$(2,294)	$2,590	$—	$(305)	$233	$(2,060)	$(6,406)	$(8,466)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the first quarter of fiscal years 2021 and 2020, our fresh lemons segment total net revenues were $29.3 million and $32.1 million, respectively. The 9% decrease of $2.8 million was primarily due to decreases in fresh lemon carton sales of $2.1 million, lemon by-products of $0.2 million and brokerage and other sales of $0.5 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of lemons we procure from third-party growers. For the first quarter of fiscal years 2021 and 2020, our fresh lemons segment costs and expenses were $29.5 million and $34.4 million, respectively. The 14% decrease of $4.8 million primarily consisted of the following:

•Harvest costs for the first quarter of fiscal year 2021 were $1.1 million lower than the same period of fiscal year 2020.
•Growing costs for the first quarter of fiscal year 2021 were $0.7 million lower than the same period of fiscal year 2020.
•Third-party grower costs for the first quarter of fiscal year 2021 were $2.9 million lower than the same period of fiscal year 2020.
•Transportation costs for the first quarter of fiscal year 2021 were $0.3 million higher than the same period of fiscal year 2020.
•Intersegment costs and expenses for the first quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first quarter of fiscal years 2021 and 2020, our lemon packing segment total net revenues were $11.6 million and $11.2 million, respectively. The 3% increase of $0.4 million was primarily due to increased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2021 and 2020, our lemon packing costs and expenses were $9.5 million and $8.6 million, respectively. The 11% increase of $0.9 million was primarily due to increased volume of lemons packed at higher average per carton costs.

For the first quarter of fiscal years 2021 and 2020, lemon packing segment operating income per carton sold was $1.55 and $2.02, respectively.

In the first quarter of fiscal years 2021 and 2020, the lemon packing segment included $6.7 million and $7.1 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first quarter of fiscal year 2021, our avocados segment had no revenues, compared to $0.2 million in the same period of fiscal year 2020.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first quarter of fiscal years 2021 and 2020, our avocados segment costs and expenses were zero and $0.5 million, respectively. The 100% decrease of $0.5 million primarily consisted of growing costs.

Other Agribusiness

For the first quarter of fiscal years 2021 and 2020, our other agribusiness segment total net revenues were $2.9 million and $4.2 million, respectively. The 29% decrease of $1.2 million primarily consisted of the following:

•Orange revenues for the first quarter of fiscal year 2021 were $1.2 million lower than the same period of fiscal year 2020.
•Specialty citrus and other crops revenues for the first quarter of fiscal year 2021 were similar to the same period of fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first quarter of fiscal years 2021 and 2020, our other agribusiness costs and expenses were $2.4 million and $3.9 million, respectively. The 40% decrease of $1.6 million primarily consisted of the following:

•Harvest costs for the first quarter of fiscal year 2021 were $0.2 million lower than the same period of fiscal year 2020.
•Growing costs for the first quarter of fiscal year 2021 were $0.5 million lower than the same period of fiscal year 2020.
•Purchased fruit costs for the first quarter of fiscal year 2021 were $0.9 million lower than the same period of fiscal year 2020.

Total agribusiness depreciation and amortization expenses for the first quarter of fiscal year 2021 were $0.1 million lower than the same period of fiscal year 2020.

Corporate and Other

Our corporate and other operations had revenues of approximately $1.1 million and $1.2 million for the first quarter of fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations for the first quarter of fiscal years 2021 and 2020 were approximately $6.7 million and $7.3 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first quarter of fiscal years 2021 and 2020 were similar at approximately $0.3 million.

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

Results of Operations for the Trailing Twelve Months Ended January 31, 2021 and 2020

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2021	2020
Revenues:
Agribusiness	$156,591	$166,232
Other operations	4,587	4,804
Total revenues	161,178	171,036
Costs and expenses:
Agribusiness	151,676	155,999
Other operations	4,317	4,601
Loss on sale and disposal of property assets	502	—
Selling, general and administrative	20,865	22,465
Total costs and expenses	177,360	183,065
Operating loss	(16,182)	(12,029)
Other (expense) income:
Interest income	180	393
Interest expense, net of dividends	(1,744)	(2,619)
Equity in earnings of investments, net	825	2,911
Loss on stock in Calavo Growers, Inc.	(4,275)	(231)
Other (expense) income, net	(302)	340
Total other (expense) income	(5,316)	794
Loss before income tax benefit	(21,498)	(11,235)
Income tax benefit	6,545	2,472
Net loss	(14,953)	(8,763)
Loss attributable to noncontrolling interest	737	17
Net loss attributable to Limoneira Company	$(14,216)	$(8,746)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues decreased $9.9 million in the twelve months ended January 31, 2021 compared to the twelve months ended January 31, 2020 primarily due to decreased agribusiness revenues, particularly decreased lemon sales.
•Total costs and expenses decreased $5.7 million in the twelve months ended January 31, 2021 compared to the twelve months ended January 31, 2020 primarily due to decreases in our agribusiness costs and selling, general and administrative expenses offset by increase in the loss on sale and disposal of property assets. The decrease in agribusiness costs is associated with decreased agribusiness production and the decrease in selling, general and administrative expenses is primarily attributable to decreased administrative personnel, salaries and benefits, and certain corporate expenses associated with our strategic initiatives.
•Total other expense increased $6.1 million in the twelve months ended January 31, 2021 compared to the twelve months ended January 31, 2020 primarily due to increased loss on stock in Calavo and decreased equity in earnings of investments.
•Income tax benefit increased $4.1 million in the twelve months ended January 31, 2021 compared to the twelve months ended January 31, 2020 primarily due to the increase in pre-tax loss of $10.3 million.

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

Cash Flows from Operating Activities

For the three months ended January 31, 2021 and 2020, net cash used in operating activities was $1.8 million and $12.2 million, respectively. The significant components of our cash flows used in operating activities were as follows:

•Net loss for the three months ended January 31, 2021 was $3.9 million compared to net loss of $6.9 million for the three months ended January 31, 2020. The components of net loss in the three months ended January 31, 2021 compared to the same period in fiscal year 2020 consist of a decrease in operating loss of $2.8 million, an increase in total other income of $2.1 million and a decrease in income tax benefit of $1.9 million.
•The adjustments to reconcile net loss to net cash used in operating activities provided $2.3 million of cash in the three months ended January 31, 2021 compared to providing $2.2 million of cash in the same period in fiscal year 2020, primarily due to significant changes in deferred income taxes, loss on stock in Calavo and equity in earnings of investments.
•The changes in operating assets and liabilities used $0.2 million of operating cash in the three months ended January 31, 2021 compared to using $7.5 million of operating cash in the same period in fiscal year 2020, primarily due to significant changes in accounts receivable and receivables/other from related parties, income taxes receivable and accounts payable and growers payable.

Cash Flows from Investing Activities

For the three months ended January 31, 2021 and 2020, net cash used in investing activities was $3.6 million and $6.5 million, respectively. Net cash used in investing activities for the three months ended January 31, 2021 was primarily comprised of capital expenditures and investments.

•Capital expenditures were $3.4 million in the three months ended January 31, 2021, comprised of $3.1 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects.
•Capital expenditures were $3.7 million in the three months ended January 31, 2020, comprised of $3.5 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects. Additionally, in the three months ended January 31, 2020, we contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project.

Cash Flows from Financing Activities

For the three months ended January 31, 2021 and 2020, net cash provided by financing activities was $6.7 million and $19.1 million, respectively.

•The $6.7 million of cash provided by financing activities during the three months ended January 31, 2021 was primarily comprised of net borrowings of long-term debt in the amount $8.8 million partially offset by common and preferred dividends, in aggregate, of $1.4 million.
•The $19.1 million of cash provided by financing activities during the three months ended January 31, 2020 was primarily comprised of net borrowings of long-term debt in the amount $20.7 million partially offset by common and preferred dividends, in aggregate, of $1.5 million.

Transactions Affecting Liquidity and Capital Resources

Our Company and Farm Credit West, FLCA (“Farm Credit West”) are parties to that certain Master Loan Agreement (the “Loan Agreement”), dated June 20, 2017, which includes a Revolving Credit Supplement and a Non-Revolving Credit Supplement (together, the “Supplements”).

On June 30, 2020, we entered into a Conversion Agreement with Farm Credit West to convert term loans to fixed interest rates effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and no cash repayments of principal were made by us. The rates were subject to a prepayment restriction period for a portion of the fixed rate term that expired on January 1, 2021, after which we may prepay any amounts without penalty.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at January 31, 2021.

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

In February 2021, we received an annual patronage dividend of $1.2 million from Farm Credit West, of which $0.8 million was recorded as a reduction in interest expense and $0.4 million reduced our real estate development assets in the first quarter of fiscal year 2021.

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the Loan Agreement, Supplements and RELOC. In addition, we have the Farm Credit West term loans, Wells Fargo term loan, Banco de Chile term loan and COVID-19 loans, and a note payable to the sellers of a land parcel. Additional information regarding the Farm Credit West Credit Facility, Farm Credit West term loans, Wells Fargo term loan, Banco de Chile term loan and COVID-19 loans and the note payable can be found in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2020 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021 per the terms thereof. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture recorded a $17.4 million outstanding loan balance at January 31, 2021 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions.

Fixed Rate and Variable Rate Debt

Details of amounts included in long-term debt can be found in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in our fiscal year 2020 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

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

Revenue Recognition - The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Defined Benefit Retirement Plan - As discussed in the notes to our consolidated financial statements, we sponsor a defined benefit retirement plan that was frozen in June 2004, and no future benefits have accrued subsequent to that time. Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements. This information is provided to us by third-party actuarial consultants. In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return on assets and mortality tables. During 2020, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2020, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2020, the assumed discount rate to measure the pension obligation decreased to 2.5%. We used the latest mortality tables released by the SOA through October 2020 to measure our pension obligation as of October 31, 2020 and combined with the assumed discount rate and other demographic assumptions, our pension liability increased by approximately $0.5 million as of October 31, 2020. Further changes in any of these estimates could materially affect the amounts recorded that are related to our defined benefit retirement plan.

Recent Accounting Pronouncements

See Note 2 – "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 as filed with the SEC on January 14, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness identified in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, although there were no material errors that resulted from control deficiencies, we identified a material weakness in our internal control over financial reporting related to the inadequate design and operating effectiveness of certain controls in the areas of journal entries and agribusiness revenues and expenses related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of the Company’s internal control over financial reporting.

We are taking steps to remediate this material weakness, including implementing new policies and procedures to enhance (a) the design of our process level controls over the recording of journal entries and controls over revenues and expenses at the foreign subsidiary where we identified the control deficiencies and (b) management’s review controls over financial information of the foreign subsidiary.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of January 31, 2021. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the impact of the material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended January 31, 2021. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting. There have been no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation steps taken to address the material weakness in internal control over financial reporting described above.

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

Item 1A. Risk Factors

There has been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as filed with the SEC on January 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2021, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	46,993	$14.90	—	—
January 1, 2021 - January 31, 2021	—	—	—	—
Total	46,993		—	—
__________________________________
(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. During fiscal year 2020, the Company repurchased 250,977 shares under the share repurchase program for approximately $3.5 million. As of January 31, 2021, the remaining authorization under this plan is approximately $6.5 million.

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

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, has been formatted in Inline XBRL.

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

March 10, 2021	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2021	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)