Form 10-Q
period 2021-04-30
Limoneira CO
filed 2021-06-08
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021
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

As of May 31, 2021, there were 17,685,400 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2021	October 31, 2020
Assets
Current assets:
Cash	$1,590	$501
Accounts receivable, net	20,720	16,261
Cultural costs	4,145	6,865
Prepaid expenses and other current assets	11,835	10,688
Receivables/other from related parties	4,842	2,294
Income taxes receivable	945	5,911
Total current assets	44,077	42,520

Property, plant and equipment, net	244,505	242,649
Real estate development	21,941	21,636
Equity in investments	62,223	61,214
Goodwill	1,550	1,535
Intangible assets, net	11,160	11,309
Other assets	9,171	8,737
Total assets	$394,627	$389,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,531	$5,838
Growers payable	8,466	8,126
Accrued liabilities	5,930	7,947
Payables to related parties	7,487	6,273
Current portion of long-term debt	3,336	3,277
Total current liabilities	33,750	31,461
Long-term liabilities:
Long-term debt, less current portion	128,190	122,571
Deferred income taxes	22,217	22,430
Other long-term liabilities	6,573	6,568
Total liabilities	190,730	183,030
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2021 and October 31, 2020) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2021 and October 31, 2020) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2021 and October 31, 2020)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,936,377 and 17,857,707 shares issued and 17,685,400 and 17,606,730 shares outstanding at April 30, 2021 and October 31, 2020, respectively)	179	179
Additional paid-in capital	163,020	162,084
Retained earnings	25,620	30,797
Accumulated other comprehensive loss	(5,908)	(7,548)
Treasury stock, at cost, 250,977 shares at April 30, 2021 and October 31, 2020	(3,493)	(3,493)
Noncontrolling interest	13,669	13,741
Total stockholders' equity	193,087	195,760
Total liabilities and stockholders' equity	$394,627	$389,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net revenues:
Agribusiness	$43,989	$38,439	$81,126	$78,922
Other operations	1,143	1,132	2,281	2,305
Total net revenues	45,132	39,571	83,407	81,227
Costs and expenses:
Agribusiness	36,442	35,949	73,380	78,492
Other operations	1,090	1,117	2,172	2,386
Selling, general and administrative	5,216	5,338	11,111	11,648
Total costs and expenses	42,748	42,404	86,663	92,526
Operating income (loss)	2,384	(2,833)	(3,256)	(11,299)
Other income (expense):
Interest income	25	—	68	—
Interest expense, net of patronage dividends	(622)	(1,052)	(488)	(997)
Equity in earnings (losses) of investments, net	643	(371)	1,009	(491)
Loss on stock in Calavo Growers, Inc.	—	(4,275)	—	(6,299)
Other income (expense), net	57	(280)	51	235
Total other income (expense)	103	(5,978)	640	(7,552)

Income (loss) before income tax (provision) benefit	2,487	(8,811)	(2,616)	(18,851)
Income tax (provision) benefit	(974)	3,505	213	6,641
Net income (loss)	1,513	(5,306)	(2,403)	(12,210)
Net loss attributable to noncontrolling interest	420	423	128	900
Net income (loss) attributable to Limoneira Company	1,933	(4,883)	(2,275)	(11,310)
Preferred dividends	(126)	(126)	(251)	(251)
Net income (loss) attributable to common stock	$1,807	$(5,009)	$(2,526)	$(11,561)

Basic net income (loss) per common share	$0.10	$(0.29)	$(0.15)	$(0.66)

Diluted net income (loss) per common share	$0.10	$(0.29)	$(0.15)	$(0.66)

Weighted-average common shares outstanding-basic	17,461,000	17,634,000	17,429,000	17,602,000
Weighted-average common shares outstanding-diluted	17,461,000	17,634,000	17,429,000	17,602,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net income (loss)	$1,513	$(5,306)	$(2,403)	$(12,210)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	577	(619)	1,372	(1,886)
Minimum pension liability adjustment, net of tax of $50, $50, $100 and $100 for the three and six months ended April 30, 2021 and 2020, respectively.	134	60	268	195
Residual state tax effects on sale of equity securities	—	140	—	140
Total other comprehensive income (loss), net of tax	711	(419)	1,640	(1,551)
Comprehensive income (loss)	2,224	(5,725)	(763)	(13,761)
Comprehensive loss attributable to noncontrolling interest	403	422	72	887
Comprehensive income (loss) attributable to Limoneira Company	$2,627	$(5,303)	$(691)	$(12,874)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,327)	—	—	—	(1,327)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	473	—	570	—	—	—	—	570	—	—
Net income (loss)	—	—	—	1,933	—	—	(420)	1,513	—	—
Other comprehensive income, net of tax	—	—	—	—	711	—	17	728	—	—
Balance at April 30, 2021	17,685,400	$179	$163,020	$25,620	$(5,908)	$(3,493)	$13,669	$193,087	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$—	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,132)	—	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$—	$14,957	$212,817	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,341)	—	—	—	(1,341)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	358	—	—	—	—	358	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Net loss	—	—	—	(4,883)	—	—	(423)	(5,306)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(419)	—	1	(418)	—	—
Balance at April 30, 2020	17,857,707	$179	$161,227	$38,850	$(8,806)	$—	$14,390	$205,840	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six Months Ended April 30,
	2021	2020
Operating activities
Net loss	$(2,403)	$(12,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,053	4,998
(Gain) or loss on disposals of assets	(16)	264
Stock compensation expense	1,637	1,187
Non-cash lease expense	237	228
Equity in (earnings) losses of investments, net	(1,009)	491
Deferred income taxes	(213)	(6,641)
Loss on stock in Calavo Growers, Inc.	—	6,299
Other, net	274	(12)
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(6,733)	(2,953)
Cultural costs	2,724	3,001
Prepaid expenses and other current assets	(1,158)	(4,620)
Income taxes receivable	4,966	—
Other assets	—	80
Accounts payable and growers payable	2,738	(3,841)
Accrued liabilities and payables to related parties	(1,197)	(2,360)
Other long-term liabilities	(257)	291
Net cash provided by (used in) operating activities	4,643	(15,798)
Investing activities
Capital expenditures	(5,409)	(5,415)
Net proceeds from sales of property assets	83	—
Net proceeds from sale of stock in Calavo Growers, Inc.	—	11,048
Loan to Limoneira Lewis Community Builders, LLC	—	(1,800)
Collection on note receivable	25	—
Equity investment contributions	—	(2,800)
Investments in mutual water companies and water rights	(200)	(51)
Insurance proceeds received	—	250
Net cash (used in) provided by investing activities	(5,501)	1,232
Financing activities
Borrowings of long-term debt	48,185	71,275
Repayments of long-term debt	(42,675)	(52,771)
Dividends paid – common	(2,651)	(2,679)
Dividends paid – preferred	(251)	(250)
Exchange of common stock	(700)	(213)
Net cash provided by financing activities	1,908	15,362
Effect of exchange rate changes on cash	39	(148)
Net increase in cash	1,089	648
Cash at beginning of period	501	616
Cash at end of period	$1,590	$1,264

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$780	$981
Cash (received) paid during the period for income taxes, net	$(4,997)	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$150	$1,734
Accrued contribution obligation of investment in water company	$450	$450

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

2. Summary of Significant Accounting Policies
Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss primarily includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive income (loss) is reported as a component of the Company's stockholders' equity.

The following tables summarizes the changes in other comprehensive income (loss) by component (in thousands):

	Three Months Ended April 30,
	2021			2020
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$577	$—	$577	$(619)	$—	$(619)
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	184	(50)	134	110	(50)	60
Available-for-sale securities:
Amounts reclassified to earnings included in "Selling, general and administrative"	—	—	—	140	—	140
Other comprehensive income (loss)	$761	$(50)	$711	$(369)	$(50)	$(419)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

	Six Months Ended April 30,
	2021			2020
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$1,372	$—	$1,372	$(1,886)	$—	$(1,886)
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	368	(100)	268	295	(100)	195
Available-for-sale securities:
Amounts reclassified to earnings included in "Selling, general and administrative"	—	—	—	140	—	140
Other comprehensive income (loss)	$1,740	$(100)	$1,640	$(1,451)	$(100)	$(1,551)

The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation (Loss) Income	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2020	$(3,069)	$(4,479)	$—	$(7,548)
Other comprehensive income	1,372	268	—	1,640
Balance as of April 30, 2021	$(1,697)	$(4,211)	$—	$(5,908)

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of October 31, 2019	$(2,362)	$(4,753)	$(140)	$(7,255)
Other comprehensive (loss) income	(1,886)	195	140	(1,551)
Balance as of April 30, 2020	$(4,248)	$(4,558)	$—	$(8,806)

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

FASB ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

This amendment simplifies accounting for convertible instruments by removing major separation models currently required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Concentrations and Geographic Information

Lemons procured from third-party growers were 50% and 60% of the Company's lemon supply in the three months ended April 30, 2021 and 2020, respectively. Lemons procured from third-party growers were 49% and 58% of the Company's lemon supply in the six months ended April 30, 2021 and 2020, respectively, of which one third-party grower was 19% of the lemon supply for the six months ended April 30, 2021.

The Company sells the majority of its avocado production to Calavo. The Company sells a majority of its oranges and specialty citrus to a third-party packinghouse.

Concentrations of credit risk with respect to revenues and account receivables are limited due to a large, diverse customer base. One individual customer represented 11% of revenues for the six months ended April 30, 2021. One individual customer represented more than 10% of accounts receivable, net as of April 30, 2021.

During the three months ended April 30, 2021 and 2020, the Company had approximately $950,000 and $921,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the three months ended April 30, 2021 and 2020, the Company had approximately $884,000 and $2,280,000, respectively, of total sales in Argentina by Trapani Fresh. During the six months ended April 30, 2021 and 2020, the Company had approximately $1,977,000 and $1,460,000, respectively, of total sales in Chile by PDA and San Pablo. During the six months ended April 30, 2021 and 2020, the Company had approximately $2,555,000 and $2,479,000, respectively, of total sales in Argentina by Trapani Fresh.

Aggregate foreign exchange transaction losses realized for our foreign subsidiaries was approximately $551,000 for the six months ended April 30, 2021 and are included in selling, general and administrative expenses in the consolidated statements of operations. Foreign exchange transaction gains/losses were immaterial for the six months ended April 30, 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2021	October 31, 2020
Prepaid supplies and insurance	$2,769	$2,080
Note receivable and related interest	2,464	2,490
Real estate development held for sale	2,543	2,543
Sales tax receivable	1,549	1,867
Lemon supplier advances and other	2,510	1,708
	$11,835	$10,688

5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	April 30, 2021	October 31, 2020
Retained Property - East Area I	$12,903	$13,169
East Area II	9,038	8,467
	$21,941	$21,636

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,450,000 and $5,300,000 at April 30, 2021 and October 31, 2020, respectively, which is included in payables to related parties.

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally was scheduled to mature in January 2020 and was extended to February 22, 2021. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture had an outstanding balance of $11,411,000 as of April 30, 2021.

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

The Company made contributions to the Joint Venture of zero and $2,800,000 in the six months ended April 30, 2021 and 2020, respectively.

Through April 30, 2021, the Joint Venture has closed the sales of the initial residential lots representing 464 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in fiscal year 2021. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At April 30, 2021, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but was extended to December 15, 2020 and the interest rate was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. In September 2020, the promissory note was further extended to June 15, 2021 on the same terms and conditions upon making a principal paydown of $25,000, which was paid in November 2020, with an option to further extend the maturity date of the promissory note to December 15, 2021 on the same terms and conditions and upon making an additional principal paydown of $25,000. The option was exercised and the extension payment was paid in May 2021. At April 30, 2021, the net carrying value of the note was $2,625,000 and classified in prepaid expenses and other current assets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments

Equity in investments consist of the following (in thousands):

	April 30, 2021	October 31, 2020
Limoneira Lewis Community Builders, LLC	$58,475	$57,142
Limco Del Mar, Ltd.	1,936	1,920
Rosales	1,303	1,641
Romney Property Partnership	509	511
	$62,223	$61,214

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the six months ended April 30, 2021 and 2020, this threshold was met for the Company's equity investment in LLCB.

The following is unaudited summarized financial information for LLCB (in thousands):

	Six Months Ended April 30,
	2021	2020
Revenues	$19,827	$4,768
Cost of land sold	15,336	3,975
Operating expenses	467	649
Net income	$4,024	$144
Net income attributable to Limoneira Company	$2,005	$132

7. Goodwill and Intangible Assets

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2020	$1,535
Foreign currency translation adjustment	15
Balance at April 30, 2021	$1,550

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2021.

During the six months ended April 30, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets (continued)

Intangible assets consisted of the following as of April 30, 2021 and October 31, 2020 (in thousands):

	April 30, 2021				October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$3,771	$(1,156)	$2,615	10	$3,771	$(947)	$2,824	10
Customer relationships	5,010	(1,254)	3,756	9	5,010	(989)	4,021	9
Non-competition agreement	1,040	(199)	841	10	1,040	(147)	893	10
Acquired water and mineral rights	3,948	—	3,948	Indefinite	3,571	—	3,571	Indefinite
	$13,769	$(2,609)	$11,160		$13,392	$(2,083)	$11,309

Amortization expense totaled $263,000 and $205,000 for the three months ended April 30, 2021 and 2020, respectively. Amortization expense totaled $526,000 and $490,000 for the six months ended April 30, 2021 and 2020, respectively.

Estimated future amortization expense of intangible assets as of April 30, 2021 are as follows (in thousands):

2021 (excluding the six months ended April 30, 2021)	$514
2022	989
2023	989
2024	981
2025	976
Thereafter	2,763
$7,212

8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of April 30, 2021 and October 31, 2020 were $6,024,000 and $5,563,000, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2021	October 31, 2020
Compensation	$2,688	$2,275
Property taxes	—	683
Lemon and orange supplier payables	—	1,346
Operating expenses	1,359	938
Leases	339	959
Other	1,544	1,746
	$5,930	$7,947

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2021	October 31, 2020
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.11% at April 30, 2021, plus 1.60%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77%. Interest is payable monthly and the principal is due in full on July 1, 2022.	$109,484	$102,251
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	1,125	1,438
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	1,002	1,029
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,220	8,433
Farm Credit West term loan: Effective July 1, 2020 the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	6,057	6,220
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	2,739	3,491
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,067	1,205
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.50% at April 30, 2021. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 2.90%. The loans are payable in monthly installments beginning February 2021 through September 2024.	551	522
Subtotal	131,680	126,024
Less deferred financing costs, net of accumulated amortization	154	176
Total long-term debt, net	131,526	125,848
Less current portion	3,336	3,277
Long-term debt, less current portion	$128,190	$122,571

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

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at April 30, 2021, of which $20,516,000 was available to borrow.

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

In December 2020, Farm Credit West declared an annual cash patronage dividend of 1.50% of average eligible loan balances. The Company received $1,170,000 in February 2021.

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

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $308,000 and $355,000 during the three months ended April 30, 2021 and 2020, respectively, and $308,000 and $444,000 during the six months ended April 30, 2021 and 2020, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Leases

Lessor Arrangements

The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 22 years, with various renewal terms available. All of the residential rentals have month to month lease terms.

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Operating lease revenue	$1,070	$1,061	$2,129	$2,157
Variable lease revenue	73	71	152	148
Total lease revenue	$1,143	$1,132	$2,281	$2,305

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 17 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of April 30, 2021, there were no material finance leases for which the Company was a lessee.

Operating lease costs were $136,000 and $137,000 for the three months ended April 30, 2021 and 2020, respectively, and $278,000 and $274,000 for the six months ended April 30, 2021 and 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessee Arrangements (continued)

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2021	October 31, 2020
Assets
Operating lease ROU assets	Other assets	$2,087	$2,053

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	473	521
Non-current operating lease liabilities	Other long-term liabilities	1,661	1,610
Total operating lease liabilities		$2,134	$2,131

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$121	$122	$310	$306

ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$271	$—

12. Basic and Diluted Net Income (Loss) per Share

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$1,807	$(5,009)	$(2,526)	$(11,561)
Effect of unvested, restricted stock	(17)	(17)	(35)	(34)
Numerator: Net income (loss) for basic EPS	1,790	(5,026)	(2,561)	(11,595)
Denominator: Weighted average common shares-basic	17,461	17,634	17,429	17,602
Basic net income (loss) per common share	$0.10	$(0.29)	$(0.15)	$(0.66)

Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$1,790	$(5,026)	$(2,561)	$(11,595)
Weighted average common shares–basic	17,461	17,634	17,429	17,602
Effect of dilutive unvested, restricted stock and preferred stock	—	—	—	—
Denominator: Weighted average common shares–diluted	17,461	17,634	17,429	17,602
Diluted net income (loss) per common share	$0.10	$(0.29)	$(0.15)	$(0.66)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Basic and Diluted Net Income (Loss) per Share (continued)

Diluted earnings (losses) per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 178,000 and 220,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings (losses) per share for the three months ended April 30, 2021 and 2020, respectively, and 185,000 and 196,000 for the six months ended April 30, 2021 and 2020, respectively.

13. Related-Party Transactions

The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		April 30, 2021				October 31, 2020
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$461	$536	$—	$—	$64	$64	$—
3	Cooperative association	$—	$—	$49	$—	$—	$—	$123	$—
4	Calavo	$1,635	$—	$—	$—	$—	$—	$—	$—
5	Cadiz / Fenner / WAM	$—	$1,405	$247	$1,316	$—	$1,443	$182	$1,353
6	Colorado River Growers	$—	$—	$—	$—	$81	$—	$—	$—
8	FGF	$3,121	$—	$1,111	$—	$2,213	$—	$604	$—
9	LLCB	$—	$—	$5,450	$—	$—	$—	$5,300	$—
10	Freska	$86	$—	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$94	$—	$—	$—	$—	$—

		Three Months Ended April 30, 2021				Three Months Ended April 30, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$206	$—	$—	$—	$193	$—	$—	$—
2	Mutual water companies	$—	$—	$163	$—	$—	$—	$117	$—	$—
3	Cooperative association	$—	$—	$369	$—	$—	$—	$447	$—	$—
4	Calavo	$2,553	$78	$279	$126	$1,539	$84	$59	$—	$126
5	Cadiz / Fenner / WAM	$—	$—	$85	$—	$—	$—	$70	$—	$—
6	Colorado River Growers	$—	$—	$—	$—	$1	$—	$337	$—	$—
7	YMIDD	$—	$—	$53	$—	$—	$—	$53	$—	$—
8	FGF	$884	$—	$970	$—	$2,280	$—	$2,270	$—	$—
10	Freska	$96	$—	$142	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$116	$—	$—	$—	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Six Months Ended April 30, 2021				Six Months Ended April 30, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$404	$—	$—	$—	$390	$—	$—	$—
2	Mutual water companies	$—	$—	$605	$—	$—	$—	$464	$—	$—
3	Cooperative association	$—	$—	$526	$—	$—	$—	$893	$—	$—
4	Calavo	$2,553	$157	$280	$252	$1,572	$165	$178	$220	$252
5	Cadiz / Fenner / WAM	$—	$—	$235	$—	$—	$—	$171	$—	$—
6	Colorado River Growers	$157	$—	$2,772	$—	$522	$—	$5,337	$—	$—
7	YMIDD	$—	$—	$62	$—	$—	$—	$86	$—	$—
8	FGF	$2,555	$—	$1,228	$—	$2,479	$—	$2,433	$—	$—
10	Freska	$96	$—	$142	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$116	$—	$—	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at April 30, 2021 or October 31, 2020.

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

(8) FGF Trapani ("FGF") - The Company advances funds to FGF for fruit purchases which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a receivable from FGF for lemon sales and a payable due to FGF for fruit purchases and services.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

(9) LLCB - Refer to Note 5 - Real Estate Development.

(10) Freska - A member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had avocado sales to Freska and a corresponding receivable for such sales.

(11) Third party growers - A member of the Company's board of directors markets lemons through the Company and the Company had payments due to the member for such lemon procurement.

14. Income Taxes

The effective tax rate for the six months ended April 30, 2021 was lower than the federal statutory tax rate of 21% mainly due to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. The Company has no material uncertain tax positions as of April 30, 2021. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2021.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the six months ended April 30, 2021 and 2020.

The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Administrative expenses	$69	$69	$138	$139
Interest cost	138	161	275	321
Expected return on plan assets	(236)	(247)	(472)	(495)
Prior service cost	11	11	22	22
Recognized actuarial loss	184	185	368	370
Net periodic benefit cost	$166	$179	$331	$357

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

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2021 and 2020, 27,815 and 17,841 shares, respectively, of common stock were granted as Director Awards. The Company recognized $469,000 and $358,000 of stock-based compensation to non-employee directors during the six months ended April 30, 2021 and 2020, respectively.

During the three months ended January 31, 2021 and 2020, members of management exchanged 46,993 and 11,314 shares, respectively, of common stock with fair values of $701,000 and $213,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

Treasury Stock

Share Repurchase Program

On March 12, 2020, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through March 2021. During fiscal year 2020, the Company repurchased 250,977 shares under the share repurchase program for approximately $3,493,000. This program expired in March 2021.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Segment Information (continued)

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $1,404,000 and $2,495,000 and specialty citrus and other crops of $1,175,000 and $3,024,000 for the three and six months ended April 30, 2021, respectively. Other agribusiness revenues consisted of oranges of $2,667,000 and $4,939,000 and specialty citrus and other crops of $1,152,000 and $3,044,000 for the three and six months ended April 30, 2020, respectively.

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

Segment information for the three months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,600	$6,103	$—	$2,707	$2,579	$43,989	$1,143	$45,132
Intersegment revenue	—	9,282	(9,282)	—	—	—	—	—
Total net revenues	32,600	15,385	(9,282)	2,707	2,579	43,989	1,143	45,132
Costs and expenses	28,629	10,874	(9,282)	1,433	2,503	34,157	6,039	40,196
Depreciation and amortization	—	—	—	—	—	2,285	267	2,552
Operating income (loss)	$3,971	$4,511	$—	$1,274	$76	$7,547	$(5,163)	$2,384

Segment information for the three months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,715	$3,883	$—	$2,022	$3,819	$38,439	$1,132	$39,571
Intersegment revenue	—	8,454	(8,454)	—	—	—	—	—
Total net revenues	28,715	12,337	(8,454)	2,022	3,819	38,439	1,132	39,571
Costs and expenses	26,961	10,328	(8,454)	1,561	3,393	33,789	6,182	39,971
Depreciation and amortization	—	—	—	—	—	2,160	273	2,433
Operating income (loss)	$1,754	$2,009	$—	$461	$426	$2,490	$(5,323)	$(2,833)

Segment information for the six months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,900	$11,000	$—	$2,707	$5,519	$81,126	$2,281	$83,407
Intersegment revenue	—	15,967	(15,967)	—	—	—	—	—
Total net revenues	61,900	26,967	(15,967)	2,707	5,519	81,126	2,281	83,407
Costs and expenses	58,136	20,405	(15,967)	1,433	4,876	68,883	12,727	81,610
Depreciation and amortization	—	—	—	—	—	4,497	556	5,053
Operating income (loss)	$3,764	$6,562	$—	$1,274	$643	$7,746	$(11,002)	$(3,256)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Segment Information (continued)

Segment information for the six months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,772	$7,977	$—	$2,190	$7,983	$78,922	$2,305	$81,227
Intersegment revenue	—	15,559	(15,559)	—	—	—	—	—
Total net revenues	60,772	23,536	(15,559)	2,190	7,983	78,922	2,305	81,227
Costs and expenses	61,312	18,937	(15,559)	2,034	7,324	74,048	13,480	87,528
Depreciation and amortization	—	—	—	—	—	4,444	554	4,998
Operating (loss) income	$(540)	$4,599	$—	$156	$659	$430	$(11,729)	$(11,299)

19. Subsequent Events

In June 2021, the Company entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to its 49% partner in the joint venture, FGF. These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3,800,000 over an 8-year term in 16 equal installments. There was no material gain or loss recognized on the transaction. Trapani Fresh continues to own and operate the 1,200-acre Santa Clara ranch and now sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its export customers.

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

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,000 acres of lemons, 900 acres of avocados, 1,400 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon orchard in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising 256 completed rental units and another approximately 1,000 units in various stages of planning and development.

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

California has experienced below average precipitation since 2018 and according to the U.S. Drought Monitor, California is experiencing severe drought conditions as of April 30, 2021. In May 2021, the California Governor declared a drought state of emergency for 41 of the 58 counties. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 5% of the contracted amount of water to San Joaquin Valley farmers in 2021 compared to 100% in 2017 through 2020.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 464 units from inception through April 30, 2021, including 110 units in fiscal year 2021. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

In December 2020, we received $5.0 million of federal income tax refunds related to the Coronavirus Aid Relief and Economic Security Act and we expect to receive an additional $0.9 million of California state refunds in fiscal year 2021.

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. During fiscal year 2020, we purchased 250,977 shares under the share repurchase program for approximately $3.5 million. This program expired in March 2021.

On March 23, 2021, we declared a cash dividend of $0.075 per common share paid on April 16, 2021, in the aggregate amount of $1.3 million to stockholders of record as of April 5, 2021.

COVID-19 Pandemic

The global spread of the novel coronavirus (COVID-19) in the past year has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers and customers.

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

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the second, third and fourth quarters of fiscal year 2020 and in the first half of fiscal year 2021. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2020. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement in the second half of fiscal year 2021.

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

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus are considered an essential business and permitted to remain open during the ongoing pandemic, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the second half of fiscal year 2021 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Revenues:
Agribusiness	$43,989	$38,439	$81,126	$78,922
Other operations	1,143	1,132	2,281	2,305
Total net revenues	45,132	39,571	83,407	81,227
Costs and expenses:
Agribusiness	36,442	35,949	73,380	78,492
Other operations	1,090	1,117	2,172	2,386
Selling, general and administrative	5,216	5,338	11,111	11,648
Total costs and expenses	42,748	42,404	86,663	92,526
Operating income (loss):
Agribusiness	7,547	2,490	7,746	430
Other operations	53	15	109	(81)
Selling, general and administrative	(5,216)	(5,338)	(11,111)	(11,648)
Operating income (loss)	2,384	(2,833)	(3,256)	(11,299)
Other income (expense):
Interest income	25	—	68	—
Interest expense, net of patronage dividends	(622)	(1,052)	(488)	(997)
Equity in earnings (losses) of investments, net	643	(371)	1,009	(491)
Loss on stock in Calavo Growers, Inc.	—	(4,275)	—	(6,299)
Other income (expense), net	57	(280)	51	235
Total other income (expense)	103	(5,978)	640	(7,552)
Income (loss) before income tax (provision) benefit	2,487	(8,811)	(2,616)	(18,851)
Income tax (provision) benefit	(974)	3,505	213	6,641
Net income (loss)	1,513	(5,306)	(2,403)	(12,210)
Net loss attributable to noncontrolling interest	420	423	128	900
Net income (loss) attributable to Limoneira Company	$1,933	$(4,883)	$(2,275)	$(11,310)

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

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net income (loss) attributable to Limoneira Company	$1,933	$(4,883)	$(2,275)	$(11,310)
Interest income	(25)	—	(68)	—
Interest expense, net of patronage dividends	622	1,052	488	997
Income tax provision (benefit)	974	(3,505)	(213)	(6,641)
Depreciation and amortization	2,552	2,433	5,053	4,998
EBITDA	$6,056	$(4,903)	$2,985	$(11,956)
Loss on stock in Calavo Growers, Inc.	—	4,275	—	6,299
(Gain) loss on sale and disposal of property assets	(16)	514	(16)	514
Adjusted EBITDA	$6,040	$(114)	$2,969	$(5,143)

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

Revenues

Total net revenues for the second quarter of fiscal year 2021 were $45.1 million compared to $39.6 million for the same period of fiscal year 2020. The 14% increase of $5.5 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2021	2020	Change
Lemons	$38,703	$32,598	$6,105	19%
Avocados	2,707	2,022	685	34%
Oranges	1,404	2,667	(1,263)	(47)%
Specialty citrus and other crops	1,175	1,152	23	2%
Agribusiness revenues	$43,989	$38,439	$5,550	14%

•Lemons: The increase in the second quarter of fiscal year 2021 was primarily the result of increased volume and higher prices of fresh lemons sold compared to the same period in fiscal year 2020. During the second quarter of fiscal years 2021 and 2020, fresh lemon sales were $28.7 million and $25.3 million on, in aggregate, 1,528,000 and 1,475,000 cartons of lemons sold at average per carton prices of $18.79 and $17.14, respectively. Lemon revenues in the second quarter of fiscal years 2021 and 2020 included $6.1 million and $3.9 million shipping and handling, $1.6 million and $1.6 million lemon by-products and $2.3 million and $1.9 million other lemon sales, respectively.
•Avocados: The increase in the second quarter of fiscal year 2021 was primarily the result of increased volume of avocados sold partially offset by lower prices compared to the same period of fiscal year 2020. During the second quarter of fiscal years 2021 and 2020, 2,142,000 and 1,233,000 pounds of avocados were sold at an average per pound price of $1.26 and $1.64, respectively.
•Oranges: The decrease in the second quarter of fiscal year 2021 was primarily the result of decreased volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2020. In the second quarter of fiscal years 2021 and 2020, we sold 154,000 and 356,000 40-pound carton equivalents of oranges at an average per carton price of $9.12 and $7.49, respectively. Additionally, in the second quarter of fiscal year 2021, revenues included $0.1 million in Chile and in the second quarter of fiscal year 2020, revenues included $0.6 million of oranges purchased for resale.
•Specialty citrus and other crops: Specialty citrus and other crops revenues in the second quarter of fiscal year 2021 were similar to the same period in fiscal year 2020. During the second quarter of fiscal years 2021 and 2020, we sold 129,000 and 125,000 40-pound carton equivalents of specialty citrus at an average per carton price of $9.11 and $9.22, respectively.

Other operations revenue in the second quarter of fiscal year 2021 was similar to the same period of fiscal year 2020.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2021 were $42.7 million compared to $42.4 million in the same period of fiscal year 2020. The 1% increase of $0.3 million was primarily attributable to increases in our harvest costs and packing costs, partially offset by decreases in growing costs and third-party grower costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2021	2020	Change
Packing costs	$11,653	$11,131	$522	5%
Harvest costs	5,520	4,604	916	20%
Growing costs	6,713	6,812	(99)	(1)%
Third-party grower costs	10,271	11,242	(971)	(9)%
Depreciation and amortization	2,285	2,160	125	6%
Agribusiness costs and expenses	$36,442	$35,949	$493	1%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the second quarter of fiscal years 2021 and 2020, lemon packing costs were $10.9 million and $10.4 million, respectively. During the second quarter of fiscal years 2021 and 2020, we packed and sold 1,528,000 and 1,475,000 cartons of lemons at average per carton costs of $7.12 and $7.06, respectively. Additionally, in the second quarter of fiscal years 2021 and 2020, packing costs included $0.8 million and $0.7 million of shipping costs, respectively.
•Harvest costs: The increase in the second quarter of fiscal year 2021 was primarily the result of increased volume of lemons and avocados harvested partially offset by decreased volume of oranges and specialty citrus harvested compared to the same period in fiscal year 2020.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the second quarter of fiscal year 2021 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The decrease in the second quarter of fiscal year 2021 was primarily due to decreased volume of third-party grower lemons sold partially offset by higher prices compared to the same period of fiscal year 2020. Of the 1,528,000 and 1,475,000 cartons of lemons packed and sold during the second quarter of fiscal years 2021 and 2020, 758,000 (50%) and 882,000 (60%) were procured from third-party growers at average per carton prices of $12.92 and $11.70, respectively. Additionally, in the second quarter of fiscal year 2021 and 2020 we incurred $0.5 million and $0.9 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the second quarter of fiscal year 2021 was approximately $0.1 million higher than the same period of fiscal year 2020.

Other operations expenses were $1.1 million in the second quarter of fiscal years 2021 and 2020.

Selling, general and administrative costs and expenses were $5.2 million in the second quarter of fiscal year 2021 compared to $5.3 million in the second quarter of fiscal year 2020. The 2% decrease of $0.1 million primarily consisted of the following:

•Audit, audit-related and income tax fees for the second quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.
•Lemon selling expenses for the second quarter of fiscal year 2021 were $0.3 million lower than the same period of fiscal year 2020.
•Training, depreciation and other costs associated with an ERP software implementation for the second quarter of fiscal year 2021 were $0.1 million lower than the same period of fiscal year 2020.
•Labor, benefits and incentive compensation for the second quarter of fiscal year 2021 were $0.7 million higher than the same period of fiscal year 2020.

Other Income (Expense)

Other income in the second quarter of fiscal year 2021 was comprised primarily of $0.6 million of equity in earnings of investments and $0.6 million of net interest expense. Other expense in the second quarter of fiscal year 2020 was comprised primarily of $4.3 million loss on stock in Calavo Growers, Inc., $0.4 million of equity in losses of investments and $1.1 million of net interest expense.

Income Taxes

We recorded an estimated income tax (provision) benefit of $(1.0) million and $3.5 million in the second quarter of fiscal years 2021 and 2020 on pre-tax income (loss) of $2.5 million and $(8.8) million, respectively. The tax provision recorded for the second quarter of fiscal year 2021 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2021, excluding discrete items, is approximately 36.7%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively.

Six Months Ended April 30, 2021 Compared to the Six Months Ended April 30, 2020

Revenues

Total net revenues for the six months ended April 30, 2021 were $83.4 million compared to $81.2 million for the six months ended April 30, 2020. The 3% increase of $2.2 million was primarily the result of increased agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2021	2020	Change
Lemons	$72,900	$68,749	$4,151	6%
Avocados	2,707	2,190	517	24%
Oranges	2,495	4,939	(2,444)	(49)%
Specialty citrus and other crops	3,024	3,044	(20)	(1)%
Agribusiness revenues	$81,126	$78,922	$2,204	3%

•Lemons: The increase in the first six months of fiscal year 2021 was primarily the result of increased volume of fresh lemons sold partially offset by lower prices compared to the same period in fiscal year 2020. During the first six months of fiscal years 2021 and 2020, fresh lemon sales were $53.7 million and $52.3 million on, in aggregate, 2,847,000 and 2,755,000 cartons of lemons sold at average per carton prices of $18.85 and $18.99, respectively. Lemon revenues in the first six months of fiscal years 2021 and 2020 included $11.0 million and $8.0 million shipping and handling, $2.5 million and $2.6 million lemon by-products and $5.8 million and $5.9 million other lemon sales, respectively.
•Avocados: The increase in the first six months of fiscal year 2021 was primarily the result of increased volume of avocados sold partially offset by lower prices compared to the same period of fiscal year 2020. During the first six months of fiscal years 2021 and 2020, 2,142,000 and 1,359,000 pounds of avocados were sold at an average per pound price of $1.26 and $1.61, respectively.
•Oranges: The decrease in the first six months of fiscal year 2021 was primarily the result of decreased volume of oranges sold partially offset by higher prices compared to the same period in fiscal year 2020. In the first six months of fiscal years 2021 and 2020, we sold 273,000 and 551,000 40-pound carton equivalents of oranges at an average per carton price of $9.14 and $8.75, respectively. Additionally, in the first six months of both fiscal years 2021 and 2020, revenues included $0.1 million in Chile and in the first six months of fiscal year 2020, revenues included $1.4 million of oranges purchased for resale.
•Specialty citrus and other crops: Specialty citrus and other crops revenues in the first six months of fiscal year 2021 were similar to the same period in fiscal year 2020. During the first six months of fiscal years 2021 and 2020, we sold 243,000 and 256,000 40-pound carton equivalents of specialty citrus at an average per carton price of $12.44 and $11.89, respectively.

Other operations revenue in the first six months of fiscal year 2021 was similar to the same period of fiscal year 2020.

Costs and Expenses

Our total costs and expenses in the first six months of fiscal year 2021 were $86.7 million compared to $92.5 million in the same period of fiscal year 2020. The 6% decrease of $5.9 million was primarily attributable to decreases in our growing and third-party grower costs partially offset by increased packing costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2021	2020	Change
Packing costs	$22,030	$20,286	$1,744	9%
Harvest costs	10,443	10,852	(409)	(4)%
Growing costs	14,825	16,591	(1,766)	(11)%
Third-party grower costs	21,585	26,319	(4,734)	(18)%
Depreciation and amortization	4,497	4,444	53	1%
Agribusiness costs and expenses	$73,380	$78,492	$(5,112)	(7)%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first six months of fiscal years 2021 and 2020, lemon packing costs were $20.4 million and $19.0 million, respectively. During the first six months of fiscal years 2021 and 2020, we packed and sold 2,847,000 and 2,755,000 cartons of lemons at average per carton costs of $7.17 and $6.89, respectively. Additionally, in the first six months of fiscal years 2021 and 2020, packing costs included $1.6 million and $1.3 million of shipping costs, respectively.
•Harvest costs: The decrease in the first six months of fiscal year 2021 was primarily the result of decreased volume of oranges and specialty citrus harvested partially offset by increased volume of lemons and avocados harvested compared to the same period in fiscal year 2020.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first six months of fiscal year 2021 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The decrease in the first six months of fiscal year 2021 was primarily due to decreased volume and lower prices of third-party grower lemons sold compared to the same period of fiscal year 2020. Of the 2,847,000 and 2,755,000 cartons of lemons packed and sold during the first six months of fiscal years 2021 and 2020, 1,394,000 (49%) and 1,587,000 (58%) were procured from third-party growers at average per carton prices of $13.70 and $13.87, respectively. Additionally, in the first six months of fiscal year 2021 and 2020 we incurred $2.5 million and $4.3 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first six months of fiscal year 2021 was approximately $0.1 million higher than the same period of fiscal year 2020.

Other operations expenses were $2.2 million and $2.4 million in the first six months of fiscal years 2021 and 2020, respectively.

Selling, general and administrative costs and expenses were $11.1 million in the first six months of fiscal year 2021 compared to $11.6 million in the first six months of fiscal year 2020. The 5% decrease of $0.5 million primarily consisted of the following:

•Lemon selling expenses for the first six months of fiscal year 2021 were $0.6 million lower than the same period of fiscal year 2020.
•Training, depreciation and other costs associated with an ERP software implementation for the first six months of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.
•Labor, benefits and incentive compensation for the first six months of fiscal year 2021 were $0.6 million higher than the same period of fiscal year 2020.
•General and administrative expenses, including certain corporate overhead expenses, for the first six months of fiscal year 2021 were $0.2 million lower than the same period of fiscal year 2020.

Other Income (Expense)

Other income in the first six months of fiscal year 2021 was comprised primarily of $1.0 million of equity in earnings of investments and $0.4 million of net interest expense. Other expense in the first six months of fiscal year 2020 was comprised primarily of $6.3 million loss on stock in Calavo Growers, Inc., $0.5 million of equity in losses of investments and $1.0 million of net interest expense.

Income Taxes

We recorded an estimated income tax benefit of $0.2 million and $6.6 million in the first six months of fiscal years 2021 and 2020 on pre-tax loss of $2.6 million and $18.9 million, respectively. The tax benefit recorded for the first six months of fiscal year 2021 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2021, excluding discrete items, is approximately 36.7%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively.

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

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

The following table shows the segment results of operations for the three months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,600	$6,103	$—	$2,707	$2,579	$43,989	$1,143	$45,132
Intersegment revenue	—	9,282	(9,282)	—	—	—	—	—
Total net revenues	32,600	15,385	(9,282)	2,707	2,579	43,989	1,143	45,132
Costs and expenses	28,629	10,874	(9,282)	1,433	2,503	34,157	6,039	40,196
Depreciation and amortization	—	—	—	—	—	2,285	267	2,552
Operating income (loss)	$3,971	$4,511	$—	$1,274	$76	$7,547	$(5,163)	$2,384

The following table shows the segment results of operations for the three months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,715	$3,883	$—	$2,022	$3,819	$38,439	$1,132	$39,571
Intersegment revenue	—	8,454	(8,454)	—	—	—	—	—
Total net revenues	28,715	12,337	(8,454)	2,022	3,819	38,439	1,132	39,571
Costs and expenses	26,961	10,328	(8,454)	1,561	3,393	33,789	6,182	39,971
Depreciation and amortization	—	—	—	—	—	2,160	273	2,433
Operating income (loss)	$1,754	$2,009	$—	$461	$426	$2,490	$(5,323)	$(2,833)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the second quarter of fiscal years 2021 and 2020, our fresh lemons segment total net revenues were $32.6 million and $28.7 million, respectively. The 14% increase of $3.9 million was primarily due to increases in fresh lemon carton sales of $3.4 million, lemon by-products of $0.1 million and brokerage and other sales of $0.4 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of lemons we procure from third-party growers. For the second quarter of fiscal years 2021 and 2020, our fresh lemons segment costs and expenses were $28.6 million and $27.0 million, respectively. The 6% increase of $1.7 million primarily consisted of the following:

•Harvest costs for the second quarter of fiscal year 2021 were $1.2 million higher than the same period of fiscal year 2020.
•Growing costs for the second quarter of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.
•Third-party grower costs for the second quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.
•Transportation costs for the second quarter of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.
•Intersegment costs and expenses for the second quarter of fiscal year 2021 were $0.8 million higher than the same period of fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2021 and 2020, our lemon packing segment total net revenues were $15.4 million and $12.3 million, respectively. The 25% increase of $3.0 million was primarily due to higher average per carton pack revenue.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2021 and 2020, our lemon packing costs and expenses were $10.9 million and $10.3 million, respectively. The 5% increase of $0.5 million was primarily due to increased volume of lemons packed at higher average per carton costs.

For the second quarter of fiscal years 2021 and 2020, lemon packing segment operating income per carton sold was $2.95 and $1.41, respectively.

In the second quarter of fiscal years 2021 and 2020, the lemon packing segment included $9.3 million and $8.5 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the second quarter of fiscal years 2021 and 2020, our avocados segment had total revenues of $2.7 million and $2.0 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the second quarter of fiscal years 2021 and 2020, our avocados segment costs and expenses were $1.4 million and $1.6 million, respectively. The 8% decrease of $0.1 million primarily consisted of growing costs.

Other Agribusiness

For the second quarter of fiscal years 2021 and 2020, our other agribusiness segment total net revenues were $2.6 million and $3.8 million, respectively. The 32% decrease of $1.2 million primarily consisted of the following:

•Orange revenues for the second quarter of fiscal year 2021 were $1.3 million lower than the same period of fiscal year 2020.

•Specialty citrus and other crops revenues for the second quarter of fiscal year 2021 were similar to the same period of fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the second quarter of fiscal years 2021 and 2020, our other agribusiness costs and expenses were $2.5 million and $3.4 million, respectively. The 26% decrease of $0.9 million primarily consisted of the following:

•Harvest costs for the second quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.
•Growing costs for the second quarter of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.
•Purchased fruit costs for the second quarter of fiscal year 2021 were $0.6 million lower than the same period of fiscal year 2020.

Total agribusiness depreciation and amortization expenses for the second quarter of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.

Corporate and Other

Our corporate and other operations had revenues of $1.1 million for the second quarter of both fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations for the second quarter of fiscal years 2021 and 2020 were approximately $6.0 million and $6.2 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the second quarter of fiscal years 2021 and 2020 were similar at approximately $0.3 million.

Six Months Ended April 30, 2021 Compared to the Six Months Ended April 30, 2020

The following table shows the segment results of operations for the six months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,900	$11,000	$—	$2,707	$5,519	$81,126	$2,281	$83,407
Intersegment revenue	—	15,967	(15,967)	—	—	—	—	—
Total net revenues	61,900	26,967	(15,967)	2,707	5,519	81,126	2,281	83,407
Costs and expenses	58,136	20,405	(15,967)	1,433	4,876	68,883	12,727	81,610
Depreciation and amortization	—	—	—	—	—	4,497	556	5,053
Operating income (loss)	$3,764	$6,562	$—	$1,274	$643	$7,746	$(11,002)	$(3,256)

The following table shows the segment results of operations for the six months ended April 30, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,772	$7,977	$—	$2,190	$7,983	$78,922	$2,305	$81,227
Intersegment revenue	—	15,559	(15,559)	—	—	—	—	—
Total net revenues	60,772	23,536	(15,559)	2,190	7,983	78,922	2,305	81,227
Costs and expenses	61,312	18,937	(15,559)	2,034	7,324	74,048	13,480	87,528
Depreciation and amortization	—	—	—	—	—	4,444	554	4,998
Operating (loss) income	$(540)	$4,599	$—	$156	$659	$430	$(11,729)	$(11,299)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the first six months of fiscal years 2021 and 2020, our fresh lemons segment total net revenues were $61.9 million and $60.8 million, respectively. The 2% increase of $1.1 million was primarily due to increases in fresh lemon carton sales of $1.4 million partially offset by decreases in lemon by-products of $0.1 million and decreases in brokerage and other sales of $0.1 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of lemons we procure from third-party growers. For the first six months of fiscal years 2021 and 2020, our fresh lemons segment costs and expenses were $58.1 million and $61.3 million, respectively. The 5% decrease of $3.2 million primarily consisted of the following:

•Harvest costs for the first six months of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.
•Growing costs for the first six months of fiscal year 2021 were $0.7 million lower than the same period of fiscal year 2020.
•Third-party grower costs for the first six months of fiscal year 2021 were $3.3 million lower than the same period of fiscal year 2020.
•Transportation costs for the first six months of fiscal year 2021 were $0.3 million higher than the same period of fiscal year 2020.
•Intersegment costs and expenses for the first six months of fiscal year 2021 were $0.4 million higher than the same period of fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first six months of fiscal years 2021 and 2020, our lemon packing segment total net revenues were $27.0 million and $23.5 million, respectively. The 15% increase of $3.4 million was primarily due to higher average per carton pack revenue.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first six months of fiscal years 2021 and 2020, our lemon packing costs and expenses were $20.4 million and $18.9 million, respectively. The 8% increase of $1.5 million was primarily due to increased volume of lemons packed at higher average per carton costs.

For the first six months of fiscal years 2021 and 2020, lemon packing segment operating income per carton sold was $2.30 and $1.67, respectively.

In the first six months of fiscal years 2021 and 2020, the lemon packing segment included $16.0 million and $15.6 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first six months of fiscal years 2021 and 2020, our avocados segment had total revenues of $2.7 million and $2.2 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first six months of fiscal years 2021 and 2020, our avocados segment costs and expenses were $1.4 million and $2.0 million, respectively. The 30% decrease of $0.6 million primarily consisted of growing costs.

Other Agribusiness

For the first six months of fiscal years 2021 and 2020, our other agribusiness segment total net revenues were $5.5 million and $8.0 million, respectively. The 31% decrease of $2.5 million primarily consisted of the following:

•Orange revenues for the first six months of fiscal year 2021 were $2.4 million lower than the same period of fiscal year 2020.
•Specialty citrus and other crops revenues for the first six months of fiscal year 2021 were similar to the same period of fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first six months of fiscal years 2021 and 2020, our other agribusiness costs and expenses were $4.9 million and $7.3 million, respectively. The 33% decrease of $2.4 million primarily consisted of the following:

•Harvest costs for the first six months of fiscal year 2021 were $0.6 million lower than the same period of fiscal year 2020.
•Growing costs for the first six months of fiscal year 2021 were $0.5 million lower than the same period of fiscal year 2020.
•Purchased fruit costs for the first six months of fiscal year 2021 were $1.4 million lower than the same period of fiscal year 2020.

Total agribusiness depreciation and amortization expenses for the first six months of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.

Corporate and Other

Our corporate and other operations had revenues of $2.3 million for the first six months of both fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations for the first six months of fiscal years 2021 and 2020 were approximately $12.7 million and $13.5 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first six months of fiscal years 2021 and 2020 were similar at approximately $0.6 million.

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

Results of Operations for the Trailing Twelve Months Ended April 30, 2021 and 2020

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2021	2020
Revenues:
Agribusiness	$162,141	$163,848
Other operations	4,598	4,724
Total revenues	166,739	168,572
Costs and expenses:
Agribusiness	152,169	154,870
Other operations	4,290	4,599
Loss (gain) on sale and disposal of property assets	502	(1,069)
Selling, general and administrative	20,743	22,960
Total costs and expenses	177,704	181,360
Operating loss	(10,965)	(12,788)
Other income (expense):
Interest income	430	—
Interest expense, net of patronage dividends	(1,539)	(2,592)
Equity in earnings of investments, net	1,839	613
Loss on stock in Calavo Growers, Inc.	—	(8,118)
Other income, net	35	4
Total other income (expense)	765	(10,093)
Loss before income tax benefit	(10,200)	(22,881)
Income tax benefit	2,066	7,061
Net loss	(8,134)	(15,820)
Loss attributable to noncontrolling interest	734	445
Net loss attributable to Limoneira Company	$(7,400)	$(15,375)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues decreased $1.8 million in the twelve months ended April 30, 2021 compared to the twelve months ended April 30, 2020 primarily due to decreased agribusiness revenues, which primarily consisted of decreased lemon and orange sales, partially offset by increased avocados sales.
•Total costs and expenses decreased $3.7 million in the twelve months ended April 30, 2021 compared to the twelve months ended April 30, 2020 primarily due to decreases in our agribusiness costs and selling, general and administrative expenses partially offset by increase in the loss on sale and disposal of property assets. The decrease in agribusiness costs is primarily attributable to decreased cost of third-party grower fruit and the decrease in selling, general and administrative expenses is primarily attributable to decreased corporate expenses associated with our strategic initiatives.
•Total other income (expense) increased $10.9 million in the twelve months ended April 30, 2021 compared to the twelve months ended April 30, 2020 primarily due to decreased interest expense, increased equity in earnings of investments and decreased loss on stock in Calavo.
•Income tax benefit decreased $5.0 million in the twelve months ended April 30, 2021 compared to the twelve months ended April 30, 2020 primarily due to the decrease in pre-tax loss of $12.7 million.

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

Cash Flows from Operating Activities

For the six months ended April 30, 2021, net cash provided by operating activities was $4.6 million compared to net cash used in operating activities of $15.8 million for the six months ended April 30, 2020. The significant components of our cash flows used in operating activities were as follows:

•Net loss for the six months ended April 30, 2021 was $2.4 million compared to net loss of $12.2 million for the six months ended April 30, 2020. The components of net loss in the six months ended April 30, 2021 compared to the same period in fiscal year 2020 consist of a decrease in operating loss of $8.0 million, an increase in total other income of $8.2 million and a decrease in income tax benefit of $6.4 million.
•The adjustments to reconcile net loss to net cash provided by (used in) operating activities provided $6.0 million of cash in the six months ended April 30, 2021 compared to providing $6.8 million of cash in the same period in fiscal year 2020, primarily due to significant changes in deferred income taxes, loss on stock in Calavo and equity in earnings of investments.
•The changes in operating assets and liabilities provided $1.1 million of operating cash in the six months ended April 30, 2021 compared to using $10.4 million of operating cash in the same period in fiscal year 2020, primarily due to significant changes in accounts receivable and receivables/other from related parties, income taxes receivable and accounts payable and growers payable.

Cash Flows from Investing Activities

For the six months ended April 30, 2021 and 2020, net cash used in investing activities was $5.5 million compared to net cash provided by investing activities of $1.2 million, respectively. Net cash used in investing activities for the six months ended April 30, 2021 was primarily comprised of capital expenditures.

•Capital expenditures were $5.4 million in the six months ended April 30, 2021, comprised of $5.2 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects.
•Capital expenditures were $5.4 million in the six months ended April 30, 2020, comprised of $5.3 million for property, plant and equipment primarily related to orchard and vineyard development and $0.1 million for real estate development projects. Additionally, in the six months ended April 30, 2020, we received proceeds from sale of stock in Calavo of $11.0 million, contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project and loaned $1.8 million to the Joint Venture.

Cash Flows from Financing Activities

For the six months ended April 30, 2021 and 2020, net cash provided by financing activities was $1.9 million and $15.4 million, respectively.

•The $1.9 million of cash provided by financing activities during the six months ended April 30, 2021 was primarily comprised of net borrowings of long-term debt in the amount $5.5 million partially offset by common and preferred dividends, in aggregate, of $2.9 million.
•The $15.4 million of cash provided by financing activities during the six months ended April 30, 2020 was primarily comprised of net borrowings of long-term debt in the amount $18.5 million partially offset by common and preferred dividends, in aggregate, of $2.9 million.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at April 30, 2021.

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

In February 2021, we received an annual patronage dividend of $1.2 million from Farm Credit West, of which $0.8 million was recorded as a reduction in interest expense and $0.4 million reduced our real estate development assets.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2020 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture had an outstanding balance of $11.4 million as of April 30, 2021 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 as filed with the SEC on January 14, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness identified in our internal control over financial reporting described below.

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of April 30, 2021. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the impact of the material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended April 30, 2021. As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Item 1A. Risk Factors

There has been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as filed with the SEC on January 14, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 23, 2021, the Company held its 2021 Annual Meeting of Stockholders (the “Annual Meeting”) via live webcast communication. A total of 17,699,717 shares of the Company’s Common Stock, par value $0.01 per share, each of which is entitled to one vote (“Common Stock”); 14,790 shares of its Series B 8.75% Convertible Preferred Stock, par value $100.00 per share, each of which is entitled to ten votes for a total of 147,900 (“Series B Preferred Stock”); and 9,300 shares of its Series B-2 4% Convertible Preferred Stock, par value $100.00 per share, each of which is entitled to one vote (“Series B-2 Preferred Stock”), were issued, outstanding, and entitled to vote as of February 1, 2021, the record date for the Annual Meeting. There were 15,034,506 shares of Common Stock; 14,790 shares (or 147,900 votes) of Series B Preferred Stock; and 9,300 shares of Series B-2 Preferred Stock present, in person or by proxy, at the Annual Meeting, representing approximately 84.26% of the total shares of capital stock outstanding, which constituted a quorum.

The stockholders were asked to vote on three proposals, with Common Stock, Series B Preferred Stock, and Series B-2 Preferred Stock voting together as a single class for all of the proposals. Set forth below are the matters acted upon by the stockholders and the final voting results of each such proposal.
Proposal 1: Election of Directors
The following votes were cast with respect to the election of the following nominees as directors of the Company to hold office for a three-year term, ending at the 2024 Annual Meeting of Stockholders:

Shares Voted
	For	Withheld	Broker Non-Votes
Harold S. Edwards	12,668,386	654,400	1,993,345
John W. H. Merriman	10,356,854	2,533,493	1,993,345
Edgar A. Terry	12,677,672	212,675	1,993,345

Based on the votes set forth above, each of the nominees listed above was duly elected to serve as a director of the Company for a three-year term, ending at the 2024 Annual Meeting of Stockholders.

Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm

The following votes were cast with respect to the ratification of the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company to serve for the fiscal year ending October 31, 2021:

Shares Voted
For	Against	Abstain
15,000,809	31,336	2,360

Based on the votes set forth above, the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company to serve for the fiscal year ending October 31, 2021 was duly ratified by the stockholders.

Proposal 3: Advisory Vote on Executive Compensation

The compensation of the named executive officers, as disclosed in the Company’s proxy statement pursuant to Item 402 of Regulation S-K under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, was approved on a non-binding, advisory basis by the stockholders by the votes set forth in the table below:

Shares Voted
For	Against	Abstain	Broker Non-Votes
11,543,170	1,454,627	43,363	1,993,345

Item 6. Exhibits

Exhibit Number	Exhibit
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

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, has been formatted in Inline XBRL.

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

June 8, 2021	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 8, 2021	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)