Form 10-Q
period 2021-07-31
Limoneira CO
filed 2021-09-08
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021
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

As of August 31, 2021, there were 17,685,400 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	July 31, 2021	October 31, 2020
Assets
Current assets:
Cash	$775	$501
Accounts receivable, net	16,427	16,261
Cultural costs	5,426	6,865
Prepaid expenses and other current assets	10,219	10,688
Receivables/other from related parties	4,687	2,294
Income taxes receivable	—	5,911
Total current assets	37,534	42,520

Property, plant and equipment, net	244,900	242,649
Real estate development	22,251	21,636
Equity in investments	63,446	61,214
Goodwill	1,539	1,535
Intangible assets, net	8,680	11,309
Other assets	9,920	8,737
Total assets	$388,270	$389,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,336	$5,838
Growers payable	10,328	8,126
Accrued liabilities	5,639	7,947
Payables to related parties	7,101	6,273
Current portion of long-term debt	2,236	3,277
Total current liabilities	33,640	31,461
Long-term liabilities:
Long-term debt, less current portion	120,935	122,571
Deferred income taxes	23,526	22,430
Other long-term liabilities	6,374	6,568
Total liabilities	184,475	183,030
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2021 and October 31, 2020) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2021 and October 31, 2020) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2021 and October 31, 2020)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,936,377 and 17,857,707 shares issued and 17,685,400 and 17,606,730 shares outstanding at July 31, 2021 and October 31, 2020, respectively)	179	179
Additional paid-in capital	163,460	162,084
Retained earnings	27,874	30,797
Accumulated other comprehensive loss	(6,815)	(7,548)
Treasury stock, at cost, 250,977 shares at July 31, 2021 and October 31, 2020	(3,493)	(3,493)
Noncontrolling interest	11,780	13,741
Total stockholders' equity	192,985	195,760
Total liabilities and stockholders' equity	$388,270	$389,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net revenues:
Agribusiness	$47,954	$52,387	$129,080	$131,309
Other operations	1,171	1,172	3,452	3,477
Total net revenues	49,125	53,559	132,532	134,786
Costs and expenses:
Agribusiness	40,691	46,826	114,071	125,318
Other operations	1,017	1,010	3,189	3,396
Selling, general and administrative	4,043	3,909	15,154	15,557
Total costs and expenses	45,751	51,745	132,414	144,271
Operating income (loss)	3,374	1,814	118	(9,485)
Other income (expense):
Interest income	211	—	279	—
Interest expense, net of patronage dividends	(574)	(92)	(1,062)	(1,089)
Equity in earnings of investments, net	1,462	832	2,471	341
Loss on stock in Calavo Growers, Inc.	—	—	—	(6,299)
Other income, net	32	11	83	246
Total other income (expense)	1,131	751	1,771	(6,801)

Income (loss) before income tax (provision) benefit	4,505	2,565	1,889	(16,286)
Income tax (provision) benefit	(1,335)	(765)	(1,122)	5,876
Net income (loss)	3,170	1,800	767	(10,410)
Net loss attributable to noncontrolling interest	535	509	663	1,409
Net income (loss) attributable to Limoneira Company	3,705	2,309	1,430	(9,001)
Preferred dividends	(125)	(125)	(376)	(376)
Net income (loss) attributable to common stock	$3,580	$2,184	$1,054	$(9,377)

Basic net income (loss) per common share	$0.20	$0.12	$0.06	$(0.54)

Diluted net income (loss) per common share	$0.20	$0.12	$0.06	$(0.54)

Weighted-average common shares outstanding-basic	17,461,000	17,623,000	17,439,000	17,607,000
Weighted-average common shares outstanding-diluted	18,243,000	18,497,000	17,439,000	17,607,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net income (loss)	$3,170	$1,800	$767	$(10,410)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,042)	1,410	330	(476)
Minimum pension liability adjustment, net of tax of $50, $50, $150 and $150 for the three and nine months ended July 31, 2021 and 2020, respectively.	135	135	403	330
Residual state tax effects on sale of equity securities	—	—	—	140
Total other comprehensive (loss) income, net of tax	(907)	1,545	733	(6)
Comprehensive income (loss)	2,263	3,345	1,500	(10,416)
Comprehensive loss attributable to noncontrolling interest	558	544	630	1,431
Comprehensive income (loss) attributable to Limoneira Company	$2,821	$3,889	$2,130	$(8,985)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,327)	—	—	—	(1,327)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	473	—	570	—	—	—	—	570	—	—
Net income (loss)	—	—	—	1,933	—	—	(420)	1,513	—	—
Other comprehensive income, net of tax	—	—	—	—	711	—	17	728	—	—
Balance at April 30, 2021	17,685,400	$179	$163,020	$25,620	$(5,908)	$(3,493)	$13,669	$193,087	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,326)	—	—	—	(1,326)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	440	—	—	—	—	440	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(1,331)	(1,331)	—	—
Net income (loss)	—	—	—	3,705	—	—	(535)	3,170	—	—
Other comprehensive loss, net of tax	—	—	—	—	(907)	—	(23)	(930)	—	—
Balance at July 31, 2021	17,685,400	$179	$163,460	$27,874	$(6,815)	$(3,493)	$11,780	$192,985	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (CONTINUED)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$—	$15,422	$221,688	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	112,841	1	828	—	—	—	—	829	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Net loss	—	—	—	(6,427)	—	—	(477)	(6,904)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,132)	—	12	(1,120)	—	—
Balance at January 31, 2020	17,857,707	$179	$160,869	$45,199	$(8,387)	$—	$14,957	$212,817	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,341)	—	—	—	(1,341)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	358	—	—	—	—	358	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Net loss	—	—	—	(4,883)	—	—	(423)	(5,306)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(419)	—	1	(418)	—	—
Balance at April 30, 2020	17,857,707	$179	$161,227	$38,850	$(8,806)	$—	$14,390	$205,840	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,338)	—	—	—	(1,338)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	428	—	—	—	—	428	—	—
Treasury shares	(42,100)	—	—	—	—	(562)	—	(562)	—	—
Net (loss) income	—	—	—	2,309	—	—	(509)	1,800	—	—
Other comprehensive loss, net of tax	—	—	—	—	1,545	—	(35)	1,510	—	—
Balance at July 31, 2020	17,815,607	$179	$161,655	$39,695	$(7,261)	$(562)	$13,846	$207,552	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine Months Ended July 31,
	2021	2020
Operating activities
Net income (loss)	$767	$(10,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,490	7,555
(Gain) or loss on disposals of assets	(20)	519
Stock compensation expense	2,077	1,615
Non-cash lease expense	346	349
Equity in earnings of investments, net	(2,471)	(341)
Deferred income taxes	1,122	(581)
Loss on stock in Calavo Growers, Inc.	—	6,299
Other, net	193	(19)
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(2,301)	(6,367)
Cultural costs	1,430	1,118
Prepaid expenses and other current assets	(494)	(1,811)
Income taxes receivable	5,911	(4,848)
Other assets	52	108
Accounts payable and growers payable	4,731	(2,969)
Accrued liabilities and payables to related parties	(1,612)	(1,472)
Other long-term liabilities	(419)	(139)
Net cash provided by (used in) operating activities	16,802	(11,394)
Investing activities
Capital expenditures	(8,282)	(8,189)
Net proceeds from sales of assets	87	—
Net proceeds from sale of stock in Calavo Growers, Inc.	—	11,048
Loan to Limoneira Lewis Community Builders, LLC	—	(1,800)
Collection on loan and note receivable	25	1,800
Equity investment contributions	—	(2,800)
Cash distribution from equity investment	106	—
Investments in mutual water companies and water rights	(652)	(55)
Insurance proceeds received	—	250
Net cash (used in) provided by investing activities	(8,716)	254
Financing activities
Borrowings of long-term debt	69,682	94,080
Repayments of long-term debt	(72,438)	(77,363)
Dividends paid – common	(3,977)	(4,017)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(700)	(213)
Purchase of treasury stock	—	(562)
Payments of deferred financing costs	—	(70)
Net cash (used in) provided by financing activities	(7,809)	11,479
Effect of exchange rate changes on cash	(3)	(77)
Net increase in cash	274	262
Cash at beginning of period	501	616
Cash at end of period	$775	$878

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine Months Ended July 31,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$1,340	$1,666
Cash received during the period for income taxes, net	$5,942	$361
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$437	$2,806

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

The following tables summarizes the changes in other comprehensive (loss) income by component (in thousands):

	Three Months Ended July 31,
	2021			2020
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(1,042)	$—	$(1,042)	$1,410	$—	$1,410
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	185	(50)	135	185	(50)	135
Other comprehensive (loss) income	$(857)	$(50)	$(907)	$1,595	$(50)	$1,545

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

	Nine Months Ended July 31,
	2021			2020
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$330	$—	$330	$(476)	$—	$(476)
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	553	(150)	403	480	(150)	330
Available-for-sale securities:
Amounts reclassified to earnings included in "Selling, general and administrative"	—	—	—	—	140	140
Other comprehensive income (loss)	$883	$(150)	$733	$4	$(10)	$(6)

The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation (Loss) Income	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2020	$(3,069)	$(4,479)	$—	$(7,548)
Other comprehensive income	330	403	—	733
Balance as of July 31, 2021	$(2,739)	$(4,076)	$—	$(6,815)

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of October 31, 2019	$(2,362)	$(4,753)	$(140)	$(7,255)
Other comprehensive (loss) income	(476)	330	140	(6)
Balance as of July 31, 2020	$(2,838)	$(4,423)	$—	$(7,261)

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Concentrations and Geographic Information

Lemons procured from third-party growers were 57% and 64% of the Company's lemon supply in the three months ended July 31, 2021 and 2020, respectively, and were 51% and 60% of the Company's lemon supply in the nine months ended July 31, 2021 and 2020, respectively, of which one third-party grower was 10% of the lemon supply for the nine months ended July 31, 2021. The Company sells the majority of its avocado production to Calavo and sells a majority of its oranges and specialty citrus to a third-party packinghouse.

Concentrations of credit risk with respect to revenues and account receivables are limited due to a large, diverse customer base. Two individual customers represented 17% and 13% of revenues, respectively, for the nine months ended July 31, 2021. No individual customer represented more than 10% of accounts receivable, net as of July 31, 2021.

During the three months ended July 31, 2021 and 2020, the Company had approximately $578,000 and $643,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the nine months ended July 31, 2021 and 2020, the Company had approximately $2,555,000 and $2,103,000, respectively, of total sales in Chile by PDA and San Pablo.

In June 2021, the Company entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to its 49% partner in the joint venture, FGF Trapani ("FGF"). These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3,900,000 over an 8-year term in 16 equal installments. Payments to be received are secured by FGF’s interest in land parcels at the Santa Clara ranch and consist of a $1,200,000 note receivable and $2,700,000 of royalty payments. There was no material gain or loss recognized on the transaction. Trapani Fresh continues to own and operate the 1,200-acre Santa Clara ranch and now sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its export customers. As a result of this transaction, Trapani Fresh now recognizes lemon revenues at the market price less packinghouse charges to harvest, pack and market the fruit. During the three months ended July 31, 2021 and 2020, the Company had approximately $710,000 and $9,626,000, respectively, of total sales in Argentina by Trapani Fresh. During the nine months ended July 31, 2021 and 2020, the Company had approximately $3,265,000 and $12,105,000, respectively, of total sales in Argentina by Trapani Fresh.

Aggregate foreign exchange transaction losses realized for our foreign subsidiaries was approximately $598,000 for the nine months ended July 31, 2021 and are included in selling, general and administrative expenses in the consolidated statements of operations. Foreign exchange transaction gains/losses were immaterial for the nine months ended July 31, 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2021	October 31, 2020
Prepaid supplies and insurance	$2,634	$2,080
Note receivable and related interest	2,446	2,490
Real estate development held for sale	2,543	2,543
Sales tax receivable	807	1,867
Lemon supplier advances and other	1,789	1,708
	$10,219	$10,688

5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	July 31, 2021	October 31, 2020
Retained Property - East Area I	$13,011	$13,169
East Area II	9,240	8,467
	$22,251	$21,636

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

The Company and the Joint Venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the Joint Venture transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,600,000 and $5,300,000 at July 31, 2021 and October 31, 2020, respectively, which is included in payables to related parties.

In January 2018, the Joint Venture entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally was scheduled to mature in January 2020 and was extended to February 22, 2021. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture had an outstanding balance of zero as of July 31, 2021.

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

The Company made contributions to the Joint Venture of zero and $2,800,000 in the nine months ended July 31, 2021 and 2020, respectively.

Through July 31, 2021, the Joint Venture has closed the sales of the initial residential lots representing 556 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In the first quarter of fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in calendar year 2021. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At July 31, 2021, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but was extended to December 15, 2020 and the interest rate was reset to equal to the 6-month LIBOR plus 2.75% on the outstanding principal balance of the note, interest only paid monthly on the first day of each month beginning January 1, 2020. In September 2020, the promissory note was further extended to June 15, 2021 on the same terms and conditions upon making a principal paydown of $25,000, which was paid in November 2020, with an option to further extend the maturity date of the promissory note to December 15, 2021 on the same terms and conditions and upon making an additional principal paydown of $25,000. The option was exercised and the extension payment was paid in May 2021. At July 31, 2021, the net carrying value of the note was $2,600,000 and classified in prepaid expenses and other current assets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments

Equity in investments consist of the following (in thousands):

	July 31, 2021	October 31, 2020
Limoneira Lewis Community Builders, LLC	$59,844	$57,142
Limco Del Mar, Ltd.	2,027	1,920
Rosales	1,066	1,641
Romney Property Partnership	509	511
	$63,446	$61,214

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the nine months ended July 31, 2021, this threshold was met for the Company's equity investment in LLCB.

The following is unaudited summarized financial information for LLCB (in thousands):

	Nine Months Ended July 31,
	2021	2020
Revenues	$36,684	$25,716
Cost of land sold	28,062	21,614
Operating expenses	634	848
Net income	$7,988	$3,254
Net income attributable to Limoneira Company	$3,944	$1,659

7. Goodwill and Intangible Assets, Net

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2020	$1,535
Foreign currency translation adjustment	4
Balance as of July 31, 2021	$1,539

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2021.

During the nine months ended July 31, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)

Intangible assets consisted of the following as of July 31, 2021 and October 31, 2020 (in thousands):

	July 31, 2021				October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years

Trade names and trademarks	$2,108	$(673)	$1,435	8	$3,771	$(947)	$2,824	10
Customer relationships	4,037	(1,019)	3,018	9	5,010	(989)	4,021	9
Non-competition agreement	437	(9)	428	8	1,040	(147)	893	10
Acquired water and mineral rights	3,799	—	3,799	Indefinite	3,571	—	3,571	Indefinite
	$10,381	$(1,701)	$8,680		$13,392	$(2,083)	$11,309

Amortization expense totaled $210,000 and $262,000 for the three months ended July 31, 2021 and 2020, respectively. Amortization expense totaled $736,000 and $752,000 for the nine months ended July 31, 2021 and 2020, respectively.

Estimated future amortization expense of intangible assets as of July 31, 2021 are as follows (in thousands):

2021 (excluding the nine months ended July 31, 2021)	$192
2022	724
2023	724
2024	716
2025	711
Thereafter	1,814
$4,881

8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of July 31, 2021 and October 31, 2020 were $5,990,000 and $5,563,000, respectively.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2021	October 31, 2020
Compensation	$2,295	$2,275
Property taxes	196	683
Lemon and orange supplier payables	—	1,346
Operating expenses	1,452	938
Leases	315	959
Other	1,381	1,746
	$5,639	$7,947

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2021	October 31, 2020
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.10% at July 31, 2021, plus 1.75%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 4.77% through July 1, 2022, 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$101,802	$102,251
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	968	1,438
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	988	1,029
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,112	8,433
Farm Credit West term loan: Effective July 1, 2020 the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	5,975	6,220
Wells Fargo term loan: the interest rate is fixed at 3.58%. The loan is payable in monthly installments through January 2023.	2,486	3,491
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,071	1,205
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.50% at July 31, 2021. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 2.90%. The loans are payable in monthly installments beginning February 2021 through September 2024.	477	522
Subtotal	123,314	126,024
Less deferred financing costs, net of accumulated amortization	143	176
Total long-term debt, net	123,171	125,848
Less current portion	2,236	3,277
Long-term debt, less current portion	$120,935	$122,571

In June 2021, the Company entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the “Lender”) dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to fixed interest rate ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026. Debt financing costs related to the MLA agreement were immaterial.

In June 2020, the Company and Farm Credit West entered into a Conversion Agreement to convert the term loans noted above to fixed interest rate loans effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and the Company made no cash repayments of principal. The rates were subject to a prepayment restriction period for a portion of the fixed rate term that expired on January 1, 2021. The Company may prepay any amounts without penalty.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. The borrowing capacity based on collateral value was $130,000,000 at July 31, 2021, of which $28,198,000 was available to borrow. For amounts outstanding under both Supplements interest will begin to be charged on the date the Lender disburses principal and will continue until the outstanding indebtedness under the Supplements is paid in full with interest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)

The initial interest rate in effect under the Revolving Credit Supplement was 1.69% per annum, and was automatically adjusted commencing July 1, 2021 and on the first day of each month thereafter. The interest rate for any amount outstanding under the Revolving Credit Supplement will be based on the one-month LIBOR rate plus or minus an applicable margin. The applicable margin will range from 1.75% to 2.35% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On July 1, 2022, and on each one-year anniversary thereafter, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding LIBOR-based calculation to a variable interest rate. Any amounts outstanding under the Revolving Credit Supplement will be due and payable in full on July 1, 2026. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.

The initial interest rate in effect under the Non-Revolving Credit Supplement is a fixed interest rate of 4.77% per year and such rate shall continue for a period of one year and one month. Pursuant to the Fixed Interest Rate Agreement, the Non-Revolving Credit Supplement will convert to a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the corresponding interest rate group. Any amounts outstanding under the Non-Revolving Credit Supplement is due and payable in full on July 1, 2026. The Company may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, the Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.

All indebtedness under the MLA and RELOC, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with Lender, Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Tulare and Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.

The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a covenant that it will maintain a debt service coverage ratio greater than or equal to 1.15:1.00 measured at October 31, 2021, and greater than or equal to 1.25:1 when measured at October 31, 2022, and annually thereafter. In August 2021, the Lender modified the covenant to a minimum debt service coverage ratio greater than or equal to 1.0:1.0 measured at October 31, 2021.

In August 2021, the Company entered into an equipment finance agreement (a "FCW term loan") with Lender in the amount of $2,508,000 and used the proceeds to payoff the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026. There were no unamortized debt financing costs related to the Wells Fargo term loan and no capitalized financing costs related to the FCW term loan.

In December 2020, Farm Credit West declared an annual cash patronage dividend of 1.50% of average eligible loan balances. The Company received $1,170,000 in February 2021.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $353,000 and $353,000 during the three months ended July 31, 2021 and 2020, respectively, and $661,000 and $797,000 during the nine months ended July 31, 2021 and 2020, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

11. Leases

Lessor Arrangements

The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 22 years, with various renewal terms available. All of the residential rentals have month to month lease terms.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessor Arrangements (continued)

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Operating lease revenue	$1,086	$1,078	$3,215	$3,235
Variable lease revenue	85	94	237	242
Total lease revenue	$1,171	$1,172	$3,452	$3,477

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 17 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As of July 31, 2021, there were no material finance leases for which the Company was a lessee.

Operating lease costs were $128,000 and $143,000 for the three months ended July 31, 2021 and 2020, respectively, and $406,000 and $417,000 for the nine months ended July 31, 2021 and 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2021	October 31, 2020
Assets
Operating lease ROU assets	Other assets	$1,978	$2,053

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	449	521
Non-current operating lease liabilities	Other long-term liabilities	1,592	1,610
Total operating lease liabilities		$2,041	$2,131

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$112	$126	$422	$432

ROU assets obtained in exchange for new operating lease liabilities	$—	$108	$271	$108

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$3,580	$2,184	$1,054	$(9,377)
Effect of unvested, restricted stock	(15)	(17)	(50)	(50)
Numerator: Net income (loss) for basic EPS	3,565	2,167	1,004	(9,427)
Denominator: Weighted average common shares-basic	17,461	17,623	17,439	17,607
Basic net income (loss) per common share	$0.20	$0.12	$0.06	$(0.54)

Diluted net income (loss) per common share:
Numerator: Net income (loss) for diluted EPS	$3,705	$2,309	$1,004	$(9,427)
Weighted average common shares–basic	17,461	17,623	17,439	17,607
Effect of dilutive unvested, restricted stock and preferred stock	782	874	—	—
Denominator: Weighted average common shares–diluted	18,243	18,497	17,439	17,607
Diluted net income (loss) per common share	$0.20	$0.12	$0.06	$(0.54)

Diluted earnings (losses) per common share are computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 147,000 and 225,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted earnings (losses) per share for the three months ended July 31, 2021 and 2020, respectively, and 146,000 and 187,000 for the nine months ended July 31, 2021 and 2020, respectively.

13. Related-Party Transactions

The Company has transactions with various related-parties as summarized in the tables below (in thousands):

		July 31, 2021				October 31, 2020
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$427	$92	$—	$—	$64	$64	$—
3	Cooperative association	$—	$—	$42	$—	$—	$—	$123	$—
4	Calavo	$887	$—	$—	$—	$—	$—	$—	$—
5	Cadiz / Fenner / WAM	$—	$1,386	$194	$1,297	$—	$1,443	$182	$1,353
6	Colorado River Growers	$—	$—	$—	$—	$81	$—	$—	$—
8	FGF	$3,800	$980	$1,111	$—	$2,213	$—	$604	$—
9	LLCB	$—	$—	$5,600	$—	$—	$—	$5,300	$—
11	Third party growers	$—	$—	$62	$—	$—	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended July 31, 2021				Three Months Ended July 31, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$204	$—	$—	$—	$195	$—	$—	$—
2	Mutual water companies	$—	$—	$274	$—	$—	$—	$211	$—	$—
3	Cooperative association	$—	$—	$652	$—	$—	$—	$353	$—	$—
4	Calavo	$4,036	$80	$408	$126	$4,724	$84	$23	$—	$126
5	Cadiz / Fenner / WAM	$—	$—	$36	$—	$—	$—	$1	$—	$—
8	FGF	$710	$—	$1,761	$—	$9,926	$—	$10,508	$—	$—
10	Freska	$23	$—	$—	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$16	$—	$—	$—	$—	$—	$—

		Nine Months Ended July 31, 2021				Nine Months Ended July 31, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$608	$—	$—	$—	$585	$—	$—	$—
2	Mutual water companies	$—	$—	$879	$—	$—	$—	$675	$—	$—
3	Cooperative association	$—	$—	$1,178	$—	$—	$—	$1,246	$—	$—
4	Calavo	$6,589	$237	$688	$377	$6,296	$249	$200	$220	$377
5	Cadiz / Fenner / WAM	$—	$—	$271	$—	$—	$—	$173	$—	$—
6	Colorado River Growers	$157	$—	$2,772	$—	$522	$—	$5,337	$—	$—
7	YMIDD	$—	$—	$62	$—	$—	$—	$86	$—	$—
8	FGF	$3,265	$—	$2,989	$—	$12,105	$—	$12,941	$—	$—
10	Freska	$119	$—	$142	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$132	$—	$—	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at July 31, 2021 or October 31, 2020.

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

(8) FGF - The Company advances funds to FGF for fruit purchases, which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. Effective March 1, 2021, Trapani Fresh sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its export customers. The Company also records revenue related to the licensing of intangible assets to FGF.

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

14. Income Taxes

The effective tax rate for the nine months ended July 31, 2021 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. The Company has no material uncertain tax positions as of July 31, 2021. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2021.

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

The Plan is funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the nine months ended July 31, 2021 and 2020.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Retirement Plans (continued)

The components of net periodic pension cost for the Plan for the three and nine months ended July 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Administrative expenses	$70	$70	$208	$209
Interest cost	137	160	412	481
Expected return on plan assets	(236)	(248)	(708)	(743)
Prior service cost	11	11	33	33
Recognized actuarial loss	185	184	553	554
Net periodic benefit cost	$167	$177	$498	$534

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

Director Awards

The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”). During January 2021 and 2020, 27,815 and 17,841 shares, respectively, of common stock were granted as Director Awards. The Company recognized $469,000 and $358,000 of stock-based compensation to non-employee directors during the nine months ended July 31, 2021 and 2020, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Stock-based Compensation and Treasury Stock (continued)

Stock-based Compensation (continued)

Director Awards (continued)

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

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $1,981,000 and $4,476,000 and specialty citrus and other crops of $1,065,000 and $4,089,000 for the three and nine months ended July 31, 2021, respectively. Other agribusiness revenues consisted of oranges of $2,232,000 and $7,171,000 and specialty citrus and other crops of $788,000 and $3,832,000 for the three and nine months ended July 31, 2020, respectively.

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

Segment information for the three months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,295	$4,540	$—	$4,073	$3,046	$47,954	$1,171	$49,125
Intersegment revenue	—	7,192	(7,192)	—	—	—	—	—
Total net revenues	36,295	11,732	(7,192)	4,073	3,046	47,954	1,171	49,125
Costs and expenses	31,846	9,279	(7,192)	2,708	1,956	38,597	4,717	43,314
Depreciation and amortization	—	—	—	—	—	2,094	343	2,437
Operating income (loss)	$4,449	$2,453	$—	$1,365	$1,090	$7,263	$(3,889)	$3,374

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Segment Information (continued)

Segment information for the three months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$39,459	$3,775	$—	$6,133	$3,020	$52,387	$1,172	$53,559
Intersegment revenue	—	16,330	(16,330)	—	—	—	—	—
Total net revenues	39,459	20,105	(16,330)	6,133	3,020	52,387	1,172	53,559
Costs and expenses	39,694	15,988	(16,330)	2,537	2,666	44,555	4,633	49,188
Depreciation and amortization	—	—	—	—	—	2,271	286	2,557
Operating (loss) income	$(235)	$4,117	$—	$3,596	$354	$5,561	$(3,747)	$1,814

Segment information for the nine months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$98,195	$15,540	$—	$6,780	$8,565	$129,080	$3,452	$132,532
Intersegment revenue	—	23,159	(23,159)	—	—	—	—	—
Total net revenues	98,195	38,699	(23,159)	6,780	8,565	129,080	3,452	132,532
Costs and expenses	89,982	29,684	(23,159)	4,141	6,832	107,480	17,444	124,924
Depreciation and amortization	—	—	—	—	—	6,591	899	7,490
Operating income (loss)	$8,213	$9,015	$—	$2,639	$1,733	$15,009	$(14,891)	$118

Segment information for the nine months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$100,231	$11,752	$—	$8,323	$11,003	$131,309	$3,477	$134,786
Intersegment revenue	—	31,889	(31,889)	—	—	—	—	—
Total net revenues	100,231	43,641	(31,889)	8,323	11,003	131,309	3,477	134,786
Costs and expenses	101,006	34,925	(31,889)	4,571	9,990	118,603	18,113	136,716
Depreciation and amortization	—	—	—	—	—	6,715	840	7,555
Operating (loss) income	$(775)	$8,716	$—	$3,752	$1,013	$5,991	$(15,476)	$(9,485)

19. Subsequent Events

The Company has evaluated events subsequent to July 31, 2021 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes comprising 256 completed rental units and another approximately 930 units in various stages of planning and development.

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

California has experienced below average precipitation since 2018 and according to the U.S. Drought Monitor, California is experiencing exceptional drought conditions as of July 31, 2021. In May 2021, the California Governor declared a drought state of emergency for 41 of the 58 counties. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 5% of the contracted amount of water to San Joaquin Valley farmers in 2021, compared to 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. Beginning January 1, 2022, Arizona will see water releases from Lake Mead reduced by approximately 18% of the state’s annual apportionment. We are assessing the impact these reductions may have on our Arizona orchards.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (the "LLCB" or "Joint Venture") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. The Joint Venture has closed on lot sales representing 556 units from inception through July 31, 2021, including 202 units in fiscal year 2021. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

On March 12, 2020, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through March 2021. During fiscal year 2020, we purchased 250,977 shares under the share repurchase program for approximately $3.5 million. This program expired in March 2021.

In December 2020, we received $5.0 million of federal income tax refunds related to the Coronavirus Aid Relief and Economic Security Act and received an additional $0.9 million of California state refunds in the third quarter of fiscal year 2021.

In June 2021, we entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to our 49% partner in the joint venture, FGF. These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3.9 million over an 8-year term in 16 equal installments. There was no material gain or loss recognized on the transaction. Trapani Fresh continues to own and operate the 1,200-acre Santa Clara ranch and now sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its export customers. As a result of this transaction, Trapani Fresh now recognizes lemon revenues at the market price less packinghouse charges to harvest, pack and market the fruit.

In June 2021, we entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the “Lender”) dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to fixed interest rate ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

In August 2021, we entered into an equipment finance agreement (a "FCW term loan") with Lender in the amount of $2.5 million and used the proceeds to payoff the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026.

On June 22, 2021, we declared a cash dividend of $0.075 per common share paid on July 16, 2021, in the aggregate amount of $1.3 million to stockholders of record as of July 6, 2021. During the nine months ended July 31, 2021, we have paid cash dividends of $0.225 per common share in the aggregate amount of $4.0 million.

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

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020 and in the first three quarters of fiscal year 2021. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2020. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect improvement in fiscal year 2022.

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

We are one of the largest growers of lemons and avocados in the United States and maintain our country's food chain infrastructure and thus are considered an essential business and permitted to remain open during the ongoing pandemic, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the fourth quarter of fiscal year 2021 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Agribusiness	$47,954	$52,387	$129,080	$131,309
Other operations	1,171	1,172	3,452	3,477
Total net revenues	49,125	53,559	132,532	134,786
Costs and expenses:
Agribusiness	40,691	46,826	114,071	125,318
Other operations	1,017	1,010	3,189	3,396
Selling, general and administrative	4,043	3,909	15,154	15,557
Total costs and expenses	45,751	51,745	132,414	144,271
Operating income (loss):
Agribusiness	7,263	5,561	15,009	5,991
Other operations	154	162	263	81
Selling, general and administrative	(4,043)	(3,909)	(15,154)	(15,557)
Operating income (loss)	3,374	1,814	118	(9,485)
Other income (expense):
Interest income	211	—	279	—
Interest expense, net of patronage dividends	(574)	(92)	(1,062)	(1,089)
Equity in earnings of investments, net	1,462	832	2,471	341
Loss on stock in Calavo Growers, Inc.	—	—	—	(6,299)
Other income, net	32	11	83	246
Total other income (expense)	1,131	751	1,771	(6,801)
Income (loss) before income tax (provision) benefit	4,505	2,565	1,889	(16,286)
Income tax (provision) benefit	(1,335)	(765)	(1,122)	5,876
Net income (loss)	3,170	1,800	767	(10,410)
Net loss attributable to noncontrolling interest	535	509	663	1,409
Net income (loss) attributable to Limoneira Company	$3,705	$2,309	$1,430	$(9,001)

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

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net income (loss) attributable to Limoneira Company	$3,705	$2,309	$1,430	$(9,001)
Interest income	(211)	—	(279)	—
Interest expense, net of patronage dividends	574	92	1,062	1,089
Income tax provision (benefit)	1,335	765	1,122	(5,876)
Depreciation and amortization	2,437	2,557	7,490	7,555
EBITDA	$7,840	$5,723	$10,825	$(6,233)
Loss on stock in Calavo Growers, Inc.	—	—	—	6,299
(Gain) loss on sale and disposal of property assets	(4)	255	(20)	769
Adjusted EBITDA	$7,836	$5,978	$10,805	$835

Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

Revenues

Total net revenues for the third quarter of fiscal year 2021 were $49.1 million compared to $53.6 million for the same period of fiscal year 2020. The 8% decrease of $4.4 million was primarily the result of decreased agribusiness revenues in lemons and avocados, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2021	2020	Change
Lemons	$40,835	$43,234	$(2,399)	(6)%
Avocados	4,073	6,133	(2,060)	(34)%
Oranges	1,981	2,232	(251)	(11)%
Specialty citrus and other crops	1,065	788	277	35%
Agribusiness revenues	$47,954	$52,387	$(4,433)	(8)%

•Lemons: The decrease in the third quarter of fiscal year 2021 was primarily the result of decreased volume of fresh lemons sold partially offset by higher prices and increased other lemon sales related to brokered fruit compared to the same period of fiscal year 2020. During the third quarter of fiscal years 2021 and 2020, fresh lemon sales were $24.4 million and $35.4 million on, in aggregate, 1,144,000 and 1,979,000 cartons of lemons sold at average per carton prices of $21.34 and $17.91, respectively. Lemon revenues in the third quarter of fiscal years 2021 and 2020 included $4.5 million and $3.8 million shipping and handling, $0.6 million and $1.1 million lemon by-products and $11.2 million and $2.9 million other lemon sales, respectively.
•Avocados: The decrease in the third quarter of fiscal year 2021 was primarily the result of decreased volume of avocados sold partially offset by higher prices compared to the same period of fiscal year 2020. During the third quarter of fiscal years 2021 and 2020, 3,513,000 and 6,138,000 pounds of avocados were sold at an average per pound price of $1.16 and $1.00, respectively.
•Oranges: During the third quarter of fiscal years 2021 and 2020, we sold 259,000 and 184,000 40-pound carton equivalents of oranges at an average per carton price of $7.65 and $12.13, respectively.
•Specialty citrus and other crops: During the third quarter of fiscal years 2021 and 2020, we sold 45,000 and 72,000 40-pound carton equivalents of specialty citrus at an average per carton price of $14.04 and $10.94, respectively.

Other operations revenue in the third quarter of fiscal year 2021 was similar to the same period of fiscal year 2020.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2021 were $45.8 million compared to $51.7 million in the same period of fiscal year 2020. The 12% decrease of $6.0 million was primarily attributable to decreased packing costs and harvest costs, partially offset by increased growing costs and third-party grower costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2021	2020	Change
Packing costs	$9,864	$16,993	$(7,129)	(42)%
Harvest costs	3,383	6,698	(3,315)	(49)%
Growing costs	7,522	6,237	1,285	21%
Third-party grower costs	17,828	14,627	3,201	22%
Depreciation and amortization	2,094	2,271	(177)	(8)%
Agribusiness costs and expenses	$40,691	$46,826	$(6,135)	(13)%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the third quarter of fiscal years 2021 and 2020, lemon packing costs were $9.3 million and $15.9 million, respectively. During the third quarter of fiscal years 2021 and 2020, we packed and sold 1,144,000 and 1,979,000 cartons of lemons at average per carton costs of $8.11 and $8.05, respectively. Additionally, in the third quarter of fiscal years 2021 and 2020, packing costs included $0.6 million and $1.1 million of shipping costs, respectively.
•Harvest costs: The decrease in the third quarter of fiscal year 2021 was primarily the result of decreased volume of lemons, avocados and specialty citrus harvested, partially offset by increased volume of oranges harvested compared to the same period of fiscal year 2020.
•Growing costs: Also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2021 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The increase in the third quarter of fiscal year 2021 was primarily due to higher prices partially offset by decreased volume of third party grower fruit sold compared to the same period of fiscal year 2020. Of the 1,144,000 and 1,979,000 cartons of lemons packed and sold during the third quarter of fiscal years 2021 and 2020, 655,000 (57%) and 1,269,000 (64%) were procured from third-party growers at average per carton prices of $14.88 and $8.78, respectively. Additionally, in the third quarter of fiscal years 2021 and 2020 we incurred $8.1 million and $3.5 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the third quarter of fiscal year 2021 was approximately $0.2 million lower than the same period of fiscal year 2020.

Other operations expenses were $1.0 million in the third quarter of both fiscal years 2021 and 2020.

Selling, general and administrative costs and expenses were $4.0 million in the third quarter of fiscal year 2021 compared to $3.9 million in the third quarter of fiscal year 2020. The 3% increase of $0.1 million primarily consisted of the following:

•Lemon selling expenses for the third quarter of fiscal year 2021 were $0.3 million higher than the same period of fiscal year 2020.
•Labor, benefits and incentive compensation for the third quarter of fiscal year 2021 were $0.6 million lower than the same period of fiscal year 2020.
•General and administrative expenses, including certain corporate overhead expenses, for the third quarter of fiscal year 2021 were $0.4 million higher than the same period of fiscal year 2020.

Other Income (Expense)

Other income in the third quarter of fiscal year 2021 was comprised primarily of $1.5 million of equity in earnings of investments and $0.4 million of net interest expense. Other income in the third quarter of fiscal year 2020 was comprised primarily of $0.8 million of equity in earnings of investments and $0.1 million of net interest expense.

Income Taxes

We recorded an estimated income tax provision of $1.3 million and $0.8 million in the third quarter of fiscal years 2021 and 2020, respectively, on pre-tax income of $4.5 million and $2.6 million, respectively. The tax provision recorded for the third quarter of fiscal year 2021 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2021, excluding discrete items, is approximately 24.8%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% and 49% of the net losses of PDA and Trapani Fresh, respectively.

Nine Months Ended July 31, 2021 Compared to the Nine Months Ended July 31, 2020

Revenues

Total net revenues for the nine months ended July 31, 2021 were $132.5 million compared to $134.8 million for the nine months ended July 31, 2020. The 2% decrease of $2.3 million was primarily the result of decreased avocados and oranges agribusiness revenues partially offset by increased lemons agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Nine Months Ended July 31,
	2021	2020	Change
Lemons	$113,735	$111,983	$1,752	2%
Avocados	6,780	8,323	(1,543)	(19)%
Oranges	4,476	7,171	(2,695)	(38)%
Specialty citrus and other crops	4,089	3,832	257	7%
Agribusiness revenues	$129,080	$131,309	$(2,229)	(2)%

•Lemons: The increase in the first nine months of fiscal year 2021 was primarily the result of increases in other lemon sales related to brokered fruit and shipping and handling, partially offset by decreased volume of fresh lemons sold compared to the same period of fiscal year 2020. During the first nine months of fiscal years 2021 and 2020, fresh lemon sales were $78.1 million and $87.8 million on, in aggregate, 3,992,000 and 4,734,000 cartons of lemons sold at average per carton prices of $19.56 and $18.54, respectively. Lemon revenues in the first nine months of fiscal years 2021 and 2020 included $15.5 million and $11.8 million shipping and handling, $3.1 million and $3.7 million lemon by-products and $17.0 million and $8.8 million other lemon sales, respectively.
•Avocados: The decrease in the first nine months of fiscal year 2021 was primarily the result of decreased volume of avocados sold partially offset by higher prices compared to the same period of fiscal year 2020. During the first nine months of fiscal years 2021 and 2020, 5,655,000 and 7,497,000 pounds of avocados were sold at an average per pound price of $1.20 and $1.11, respectively.
•Oranges: The decrease in the first nine months of fiscal year 2021 was primarily the result of decreased volume and lower prices of oranges sold compared to the same period of fiscal year 2020. In the first nine months of fiscal years 2021 and 2020, we sold 533,000 and 736,000 40-pound carton equivalents of oranges at an average per carton price of $8.40 and $9.74, respectively.
•Specialty citrus and other crops: Revenues during the first nine months of fiscal year 2021 were similar to the same period of fiscal year 2020. During the first nine months of fiscal years 2021 and 2020, we sold 289,000 and 328,000 40-pound carton equivalents of specialty citrus at an average per carton price of $12.40 and $11.68, respectively.

Other operations revenue in the first nine months of fiscal year 2021 was similar to the same period of fiscal year 2020.

Costs and Expenses

Our total costs and expenses in the first nine months of fiscal year 2021 were $132.4 million compared to $144.3 million in the same period of fiscal year 2020. The 8% decrease of $11.9 million was primarily attributable to decreases in our packing costs, harvest costs and third-party grower costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2021	2020	Change
Packing costs	$31,894	$37,279	$(5,385)	(14)%
Harvest costs	13,826	17,550	(3,724)	(21)%
Growing costs	22,348	22,828	(480)	(2)%
Third-party grower costs	39,412	40,946	(1,534)	(4)%
Depreciation and amortization	6,591	6,715	(124)	(2)%
Agribusiness costs and expenses	$114,071	$125,318	$(11,247)	(9)%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first nine months of fiscal years 2021 and 2020, lemon packing costs were $29.7 million and $34.9 million, respectively. During the first nine months of fiscal years 2021 and 2020, we packed and sold 3,992,000 and 4,734,000 cartons of lemons at average per carton costs of $7.44 and $7.38, respectively. Additionally, in the first nine months of fiscal years 2021 and 2020, packing costs included $2.2 million and $2.4 million of shipping costs, respectively.
•Harvest costs: The decrease in the first nine months of fiscal year 2021 was primarily the result of decreased volume of lemons, oranges and avocados harvested compared to the same period in fiscal year 2020.
•Growing costs: Also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first nine months of fiscal year 2021 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower costs: We sell lemons that we grow and lemons that we procure from other growers. The cost of procuring lemons from other growers is referred to as third-party grower costs. The decrease in the first nine months of fiscal year 2021 was primarily due to decreased volume of third-party grower lemons sold partially offset by higher prices compared to the same period of fiscal year 2020. Of the 3,992,000 and 4,734,000 cartons of lemons packed and sold during the first nine months of fiscal years 2021 and 2020, 2,048,000 (51%) and 2,856,000 (60%) were procured from third-party growers at average per carton prices of $14.08 and $11.61, respectively. Additionally, in the first nine months of fiscal years 2021 and 2020 we incurred $10.6 million and $7.8 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first nine months of fiscal year 2021 was approximately $0.1 million lower than the same period of fiscal year 2020.

Other operations expenses were $3.2 million and $3.4 million in the first nine months of fiscal years 2021 and 2020, respectively.

Selling, general and administrative costs and expenses were $15.2 million in the first nine months of fiscal year 2021 compared to $15.6 million in the first nine months of fiscal year 2020. The 3% decrease of $0.4 million primarily consisted of the following:

•Lemon selling expenses for the first nine months of fiscal year 2021 were $0.3 million lower than the same period of fiscal year 2020.
•Training, depreciation and other costs associated with an ERP software implementation for the first nine months of fiscal year 2021 were $0.3 million lower than the same period of fiscal year 2020.
•General and administrative expenses, including certain corporate overhead expenses, for the first nine months of fiscal year 2021 were $0.2 million higher than the same period of fiscal year 2020.

Other Income (Expense)

Other income in the first nine months of fiscal year 2021 was comprised primarily of $2.5 million of equity in earnings of investments and $0.8 million of net interest expense. Other expense in the first nine months of fiscal year 2020 was comprised primarily of $6.3 million loss on stock in Calavo Growers, Inc. and $1.1 million of net interest expense, partially offset by $0.3 million of equity in earnings of investments.

Income Taxes

We recorded an estimated income tax (provision) benefit of $(1.1) million and $5.9 million in the first nine months of fiscal years 2021 and 2020 on pre-tax income (loss) of $1.9 million and $(16.3) million, respectively. The tax provision recorded for the first nine months of fiscal year 2021 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2021, excluding discrete items, is approximately 24.8%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% and 49% of the net losses of PDA and Trapani Fresh, respectively.

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

Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

The following table shows the segment results of operations for the three months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,295	$4,540	$—	$4,073	$3,046	$47,954	$1,171	$49,125
Intersegment revenue	—	7,192	(7,192)	—	—	—	—	—
Total net revenues	36,295	11,732	(7,192)	4,073	3,046	47,954	1,171	49,125
Costs and expenses	31,846	9,279	(7,192)	2,708	1,956	38,597	4,717	43,314
Depreciation and amortization	—	—	—	—	—	2,094	343	2,437
Operating income (loss)	$4,449	$2,453	$—	$1,365	$1,090	$7,263	$(3,889)	$3,374

The following table shows the segment results of operations for the three months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$39,459	$3,775	$—	$6,133	$3,020	$52,387	$1,172	$53,559
Intersegment revenue	—	16,330	(16,330)	—	—	—	—	—
Total net revenues	39,459	20,105	(16,330)	6,133	3,020	52,387	1,172	53,559
Costs and expenses	39,694	15,988	(16,330)	2,537	2,666	44,555	4,633	49,188
Depreciation and amortization	—	—	—	—	—	2,271	286	2,557
Operating (loss) income	$(235)	$4,117	$—	$3,596	$354	$5,561	$(3,747)	$1,814

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the third quarter of fiscal years 2021 and 2020, our fresh lemons segment total net revenues were $36.3 million and $39.5 million, respectively. The 8% decrease of $3.2 million was primarily due to decreases in fresh lemon carton and lemon by-products sales of $11.5 million partially offset by an increase in brokered fruit and other lemon sales of $8.3 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of lemons we procure from third-party growers. For the third quarter of fiscal years 2021 and 2020, our fresh lemons segment costs and expenses were $31.8 million and $39.7 million, respectively. The 20% decrease of $7.8 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2021 were $3.0 million lower than the same period of fiscal year 2020.
•Growing costs for the third quarter of fiscal year 2021 were $1.1 million higher than the same period of fiscal year 2020.
•Third-party grower costs for the third quarter of fiscal year 2021 were $3.6 million higher than the same period of fiscal year 2020.
•Transportation costs for the third quarter of fiscal year 2021 were $0.5 million lower than the same period of fiscal year 2020.
•Intersegment costs and expenses for the third quarter of fiscal year 2021 were $9.1 million lower than the same period of fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2021 and 2020, our lemon packing segment total net revenues were $11.7 million and $20.1 million, respectively. The 42% decrease of $8.4 million was primarily due to decreased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2021 and 2020, our lemon packing costs and expenses were $9.3 million and $16.0 million, respectively. The 42% decrease of $6.7 million was primarily due to decreased volume of lemons packed.

For the third quarter of fiscal years 2021 and 2020, lemon packing segment operating income per carton sold was $2.14 and $2.08, respectively.

In the third quarter of fiscal years 2021 and 2020, the lemon packing segment included $7.2 million and $16.3 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the third quarter of fiscal years 2021 and 2020, our avocados segment had total revenues of $4.1 million and $6.1 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the third quarter of fiscal years 2021 and 2020, our avocados segment costs and expenses were $2.7 million and $2.5 million, respectively. The 7% increase of $0.2 million primarily consisted of growing costs.

Other Agribusiness

For the third quarter of fiscal years 2021 and 2020, our other agribusiness segment total net revenues were similar at $3.0 million, which consisted of the following:

•Orange revenues for the third quarter of fiscal year 2021 were $0.3 million lower than the same period of fiscal year 2020.

•Specialty citrus and other crops revenues for the third quarter of fiscal year 2021 were $0.3 million higher compared to the same period of fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the third quarter of fiscal years 2021 and 2020, our other agribusiness costs and expenses were $2.0 million and $2.7 million, respectively. The 27% decrease of $0.7 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2021 were $0.1 million higher than the same period of fiscal year 2020.
•Growing costs for the third quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.
•Purchased fruit costs for the third quarter of fiscal year 2021 were $0.4 million lower than the same period of fiscal year 2020.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal year 2021 were $0.2 million lower than the same period of fiscal year 2020.

Corporate and Other

Our corporate and other operations had revenues of $1.2 million for the third quarter of both fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations for the third quarter of fiscal years 2021 and 2020 were $4.7 million and $4.6 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the third quarter of fiscal years 2021 and 2020 were similar at approximately $0.3 million.

Nine Months Ended July 31, 2021 Compared to the Nine Months Ended July 31, 2020

The following table shows the segment results of operations for the nine months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$98,195	$15,540	$—	$6,780	$8,565	$129,080	$3,452	$132,532
Intersegment revenue	—	23,159	(23,159)	—	—	—	—	—
Total net revenues	98,195	38,699	(23,159)	6,780	8,565	129,080	3,452	132,532
Costs and expenses	89,982	29,684	(23,159)	4,141	6,832	107,480	17,444	124,924
Depreciation and amortization	—	—	—	—	—	6,591	899	7,490
Operating income (loss)	$8,213	$9,015	$—	$2,639	$1,733	$15,009	$(14,891)	$118

The following table shows the segment results of operations for the nine months ended July 31, 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$100,231	$11,752	$—	$8,323	$11,003	$131,309	$3,477	$134,786
Intersegment revenue	—	31,889	(31,889)	—	—	—	—	—
Total net revenues	100,231	43,641	(31,889)	8,323	11,003	131,309	3,477	134,786
Costs and expenses	101,006	34,925	(31,889)	4,571	9,990	118,603	18,113	136,716
Depreciation and amortization	—	—	—	—	—	6,715	840	7,555
Operating (loss) income	$(775)	$8,716	$—	$3,752	$1,013	$5,991	$(15,476)	$(9,485)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the first nine months of fiscal years 2021 and 2020, our fresh lemons segment total net revenues were $98.2 million and $100.2 million, respectively. The 2% decrease of $2.0 million was primarily due to decreases in fresh lemon carton and lemon by-products sales of $10.2 million, partially offset by an increase in brokered fruit and other lemon sales of $8.2 million.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs and costs of lemons we procure from third-party growers. For the first nine months of fiscal years 2021 and 2020, our fresh lemons segment costs and expenses were $90.0 million and $101.0 million, respectively. The 11% decrease of $11.0 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2021 were $2.9 million lower than the same period of fiscal year 2020.
•Growing costs for the first nine months of fiscal year 2021 were $0.5 million higher than the same period of fiscal year 2020.
•Third-party grower costs for the first nine months of fiscal year 2021 were $0.3 million higher than the same period of fiscal year 2020.
•Transportation costs for the first nine months of fiscal year 2021 were $0.1 million lower than the same period of fiscal year 2020.
•Intersegment costs and expenses for the first nine months of fiscal year 2021 were $8.7 million lower than the same period of fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first nine months of fiscal years 2021 and 2020, our lemon packing segment total net revenues were $38.7 million and $43.6 million, respectively. The 11% decrease of $4.9 million was primarily due to decreased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first nine months of fiscal years 2021 and 2020, our lemon packing costs and expenses were $29.7 million and $34.9 million, respectively. The 15% decrease of $5.2 million was primarily due to decreased volume of lemons packed.

For the first nine months of fiscal years 2021 and 2020, lemon packing segment operating income per carton sold was $2.26 and $1.84, respectively.

In the first nine months of fiscal years 2021 and 2020, the lemon packing segment included $23.2 million and $31.9 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first nine months of fiscal years 2021 and 2020, our avocados segment had total revenues of $6.8 million and $8.3 million, respectively.

Costs and expenses associated with our avocados segment include harvest and growing costs. For the first nine months of fiscal years 2021 and 2020, our avocados segment costs and expenses were $4.1 million and $4.6 million, respectively. The 9% decrease of $0.4 million primarily consisted of harvest costs.

Other Agribusiness

For the first nine months of fiscal years 2021 and 2020, our other agribusiness segment total net revenues were $8.6 million and $11.0 million, respectively. The 22% decrease of $2.4 million primarily consisted of the following:

•Orange revenues for the first nine months of fiscal year 2021 were $2.7 million lower than the same period of fiscal year 2020.
•Specialty citrus and other crops revenues for the first nine months of fiscal year 2021 were $0.3 million higher compared to the same period of fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest costs, growing costs and purchased fruit costs. For the first nine months of fiscal years 2021 and 2020, our other agribusiness costs and expenses were $6.8 million and $10.0 million, respectively. The 32% decrease of $3.2 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2021 were $0.5 million lower than the same period of fiscal year 2020.

•Growing costs for the first nine months of fiscal year 2021 were $0.9 million lower than the same period of fiscal year 2020.
•Purchased fruit costs for the first nine months of fiscal year 2021 were $1.8 million lower than the same period of fiscal year 2020.

Total agribusiness depreciation and amortization expenses for the first nine months of fiscal year 2021 were $0.1 million lower than the same period of fiscal year 2020.

Corporate and Other

Our corporate and other operations had revenues of $3.5 million for the first nine months of both fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations for the first nine months of fiscal years 2021 and 2020 were approximately $17.4 million and $18.1 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first nine months of fiscal years 2021 and 2020 were $0.9 million and $0.8 million, respectively.

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

Results of Operations for the Trailing Twelve Months Ended July 31, 2021 and 2020

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2021	2020
Revenues:
Agribusiness	$157,708	$166,604
Other operations	4,597	4,658
Total revenues	162,305	171,262
Costs and expenses:
Agribusiness	146,034	158,949
Other operations	4,297	4,566
Loss (gain) on sale and disposal of property assets	502	(1,069)
Selling, general and administrative	20,877	21,908
Total costs and expenses	171,710	184,354
Operating loss	(9,405)	(13,092)
Other income (expense):
Interest income	641	—
Interest expense, net of patronage dividends	(2,021)	(1,910)
Equity in earnings of investments, net	2,469	965
Loss on stock in Calavo Growers, Inc.	—	(6,343)
Other income, net	56	—
Total other income (expense)	1,145	(7,288)
Loss before income tax benefit	(8,260)	(20,380)
Income tax benefit	1,496	6,757
Net loss	(6,764)	(13,623)
Loss attributable to noncontrolling interest	760	1,547
Net loss attributable to Limoneira Company	$(6,004)	$(12,076)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues decreased $9.0 million in the twelve months ended July 31, 2021 compared to the twelve months ended July 31, 2020 primarily due to decreased agribusiness revenues, consisting of decreased lemon, avocado and orange sales.
•Total costs and expenses decreased $12.6 million in the twelve months ended July 31, 2021 compared to the twelve months ended July 31, 2020, primarily due to decreases in our agribusiness costs and selling, general and administrative expenses, partially offset by an increase in the loss on sale and disposal of property assets. The decrease in agribusiness costs is primarily attributable to decreased packing costs, harvest costs and the cost of third-party grower fruit and the decrease in selling, general and administrative expenses is primarily attributable to decreased corporate expenses associated with our strategic initiatives.
•Total other income increased $8.4 million in the twelve months ended July 31, 2021 compared to the twelve months ended July 31, 2020 primarily due to increased equity in earnings of investments and decreased loss on stock in Calavo.
•Income tax benefit decreased $5.3 million in the twelve months ended July 31, 2021 compared to the twelve months ended July 31, 2020 primarily due to the decrease in pre-tax loss of $12.1 million.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2021, net cash provided by operating activities was $16.8 million compared to net cash used in operating activities of $11.4 million for the nine months ended July 31, 2020. The significant components of our cash flows provided by (used in) operating activities were as follows:

•Net income for the nine months ended July 31, 2021 was $0.8 million compared to net loss of $10.4 million for the nine months ended July 31, 2020. The components of net income in the nine months ended July 31, 2021 compared to the net loss in the same period in fiscal year 2020 consist of a decrease in operating loss of $9.6 million, an increase in total other income of $8.6 million and a decrease in income tax benefit of $7.0 million.
•The adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities provided $8.7 million of cash in the nine months ended July 31, 2021 compared to providing $15.4 million of cash in the same period in fiscal year 2020, primarily due to significant changes in deferred income taxes, loss on stock in Calavo and equity in earnings of investments.
•The changes in operating assets and liabilities provided $7.3 million of operating cash in the nine months ended July 31, 2021 compared to using $16.4 million of operating cash in the same period of fiscal year 2020, primarily due to significant changes in accounts receivable and receivables/other from related parties, income taxes receivable and accounts payable and growers payable.

Cash Flows from Investing Activities

For the nine months ended July 31, 2021 and 2020, net cash used in investing activities was $8.7 million compared to net cash provided by investing activities of $0.3 million, respectively.

•Capital expenditures were $8.3 million in the nine months ended July 31, 2021, comprised of $8.0 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects.
•Capital expenditures were $8.2 million in the nine months ended July 31, 2020, comprised of $7.9 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects. Additionally, in the nine months ended July 31, 2020, we received proceeds from sale of stock in Calavo of $11.0 million and contributed $2.8 million to the Joint Venture for the development of our East Area I real estate development project.

Cash Flows from Financing Activities

For the nine months ended July 31, 2021 and 2020, net cash used in financing activities was $7.8 million compared to net cash provided by financing activities of $11.5 million, respectively.

•The $7.8 million of cash used in financing activities during the nine months ended July 31, 2021 was primarily comprised of net repayments of long-term debt in the amount of $2.8 million and common and preferred dividends, in aggregate, of $4.4 million.
•The $11.5 million of cash provided by financing activities during the nine months ended July 31, 2020 was primarily comprised of net borrowings of long-term debt in the amount of $16.7 million partially offset by common and preferred dividends, in aggregate, of $4.4 million and purchases of shares of our common stock of $0.6 million under our share repurchase program.

Transactions Affecting Liquidity and Capital Resources

In June 2021, we entered into the MLA with the Lender dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement. The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

In June 2020, we entered into a Conversion Agreement with Farm Credit West to convert term loans to fixed interest rates effective July 1, 2020. No changes were made to the outstanding principal balances on the term loans and no cash repayments of principal were made by us. The rates were subject to a prepayment restriction period for a portion of the fixed rate term that expired on January 1, 2021, after which we may prepay any amounts without penalty.

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

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. The borrowing capacity based on collateral value was $130.0 million at July 31, 2021. For amounts outstanding under both Supplements interest will begin to be charged on the date the Lender disburses principal and will continue until the outstanding indebtedness under the Supplements is paid in full with interest.

The initial interest rate in effect under the Revolving Credit Supplement was 1.69% per annum, and was automatically adjusted commencing July 1, 2021 and on the first day of each month thereafter. The interest rate for any amount outstanding under the Revolving Credit Supplement will be based on the one-month LIBOR rate plus or minus an applicable margin. The applicable margin will range from 1.75% to 2.35% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On July 1, 2022, and on each one-year anniversary thereafter, we have the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding LIBOR-based calculation to a variable interest rate. Any amounts outstanding under the Revolving Credit Supplement is due and payable in full on July 1, 2026. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.

The initial interest rate in effect under the Non-Revolving Credit Supplement is a fixed interest rate of 4.77% per year and such rate shall continue for a period of one year and one month. Pursuant to the Fixed Interest Rate Agreement, the Non-Revolving Credit Supplement will convert to a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the corresponding interest rate group. Any amounts outstanding under the Non-Revolving Credit Supplement is due and payable in full on July 1, 2026. We may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, we may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.

All indebtedness under the MLA and RELOC, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with Lender, Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Tulare and Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide that should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of non-payment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.

The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a covenant that we will maintain a debt service coverage ratio greater than or equal to 1.15:1.00 measured at October 31, 2021, and greater than or equal to 1.25:1 when measured at October 31, 2022, and annually thereafter. In August 2021, the Lender modified the covenant to a minimum debt service coverage ratio greater than or equal to 1.0:1.0 measured at October 31, 2021.

In August 2021, we entered into a FCW term loan with Lender in the amount of $2.5 million and used the proceeds to payoff the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026.

In February 2021, we received an annual patronage dividend of $1.2 million from Farm Credit West, of which $0.8 million was recorded as a reduction in interest expense and $0.4 million reduced our real estate development assets.

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the MLA, Supplements and RELOC. In addition, we have the Farm Credit West term loans, Wells Fargo term loan, Banco de Chile term loan and COVID-19 loans, and a note payable to the sellers of a land parcel. Additional information regarding the Farm Credit West Credit Facility, Farm Credit West term loans, Wells Fargo term loan, Banco de Chile term loan and COVID-19 loans and the note payable can be found in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our fiscal year 2020 Annual Report on Form 10-K, except as follows:

In January 2018, the Joint Venture entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan originally matured in January 2020 and was extended to February 22, 2021. In February 2021, this loan was extended to February 22, 2023 with an option to extend to February 22, 2024, subject to certain conditions. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and the Joint Venture may prepay any amounts outstanding under the Loan without penalty. The Joint Venture had an outstanding balance of zero as of July 31, 2021 related to this Loan. The obligations under the Loan are guaranteed by certain principals from Lewis and by us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

We have remediated this material weakness by implementing new policies and procedures to enhance (a) the design of our process level controls over the recording of journal entries and controls over revenues and expenses at the foreign subsidiary where we identified the control deficiencies and (b) management’s review controls over financial information of the foreign subsidiary. Our implementation of the new policies and procedures included the hiring of new resources, establishment of clear responsibilities to comply with the new policies and procedures, and testing sufficient occurrences of these newly designed and implemented controls to evaluate its operating effectiveness. The remediation measures have strengthened the design and operating effectiveness of our internal control over financial reporting.

We assessed the impact of the remediated material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect its financial position and results of operation for the quarter ended July 31, 2021. As a result, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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
4.4
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.5
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.6
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.1
Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.2
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.3
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm West, PCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.4
Agreement to Convert to Fixed Rate, dated June 8, 2021, between Limoneira Company and Farm West, PCA (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

September 8, 2021	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2021	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)