Form 10-K
period 2021-10-31
Limoneira CO
filed 2022-01-10
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $268.1 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2021 was 17,700,038.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which we intend to hold on March 22, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2021.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include:

•negative impacts related to the COVID-19 pandemic and the effectiveness of our Company's responses to the pandemic;
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

PART I

Item 1. Business

Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. Our business and operations are described below. For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report. In addition, general information concerning our Company can be found on our website at www.limoneira.com. All of our filings with the SEC, including but not limited to, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The contents of our website referred to above are not incorporated into this report. Further, any references to our website are intended to be interactive textual references only.

Overview

We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,400 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 6,100 acres of lemons, 800 acres of avocados, 1,000 acres of oranges and 900 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula and Oxnard, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and 100% interest in Agricola San Pablo SpA. ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon orchard in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes of approximately 900 units in various stages of planning and development.

Fiscal Year 2021 Highlights and Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC ("LLCB") as the development entity. The first phase of the project broke ground to commence mass grading in November 2017. LLCB has closed on lot sales representing 586 units from inception through October 31, 2021, including 232 units in fiscal year 2021. For further information see Note 7 – Real Estate Development of the notes to consolidated financial statements included in this Annual Report.

In December 2020, we received $5.0 million of federal income tax refunds related to the Coronavirus Aid Relief and Economic Security Act ("CARES Act") and received an additional $0.9 million of California state refunds in the third quarter of fiscal year 2021.

In June 2021, we entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to our 49% partner in the joint venture, FGF Trapani ("FGF"). These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3.9 million over an 8-year term in 16 equal installments. There was no material gain or loss recognized on the transaction. In August 2021, we entered into several additional agreements whereby the additional 25% interest in Finca Santa Clara ("Santa Clara") was transferred into the trust resulting in the trust now holding a 100% interest in Santa Clara. Trapani Fresh owns and operates the 1,200-acre Santa Clara ranch and now sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its customers. As a result of this transaction, Trapani Fresh now recognizes lemon revenues at the market price, less packinghouse charges to harvest, pack and market the fruit.

In June 2021, we entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the “Lender”) dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to fixed interest rate ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between our Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

In July 2021, we entered into a non-binding letter of intent to sell approximately 25 acres of our East Area II property in five staged purchases to an investment company for the purpose of constructing a medical campus consisting of medical office buildings and an acute care hospital. Completion of the transaction is subject to the execution of a purchase and sale agreement and resolution of certain contingencies.

In August 2021, we entered into an equipment finance agreement (the "FCW term loan") with the Lender in the amount of $2.5 million and used the proceeds to pay off the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026.

In September 2021, the Board of Directors of our Company approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022. No shares have been repurchased under this program.

On December 14, 2021, we declared a cash dividend of $0.075 per common share payable on January 14, 2022, in the aggregate amount of $1.3 million to stockholders of record as of December 27, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market has seen a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in mid-March 2020, resulting in a significant market oversupply. The export market for fresh product has also significantly declined due to the COVID-19 pandemic impacts. As of October 31, 2021, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was due to the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020 and all of fiscal year 2021. We also expect material adverse impacts on our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A Risk Factors of this Annual Report. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2022 compared to fiscal year 2021.

Given the economic uncertainty as a result of the COVID-19 pandemic over the past two years, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, and substantially reducing discretionary spending.

Although we are considered an essential business, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our customers and our results of operations and financial condition. Our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and customers or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2022 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

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

Agribusiness Summary

Farming

Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We are one of the largest lemon growers in the United States with approximately 6,100 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas located in the coastal areas from Ventura County to Monterey County. Ventura County is California’s top lemon producing county. Approximately 27% of our lemons are grown in Ventura County, 22% are grown in Tulare County, 16% are grown in Yuma County, Arizona and 10% are grown in San Bernardino County, California. We also grow approximately 8% of our lemons near La Serena, Chile and 17% of our lemons in Argentina.

There are many varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis. Approximately 88% of our lemon plantings are of the Lisbon, Eureka and Genoa varieties and approximately 12% are of other varieties such as sweet Meyer lemons, Proprietary Seedless lemons and Pink Variegated lemons. California-grown lemons are available throughout the year, with peak production periods occurring from January through August. The storage life of fresh lemons generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

Avocados. We are one of the largest avocado growers in the United States with approximately 800 acres of avocados planted throughout Ventura County. In California, the avocado growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

California-grown avocados have peak production periods occurring between February and July. Other avocado varieties have a more limited picking season and typically command a lower price. Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses. Approximately 95% of our avocado plantings are of the Hass variety. The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

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

Primarily due to differing soil conditions, the care of avocado trees is intensive. The need for more production per acre to compete with foreign sources of supply has required us to take an important lead in the practice of dense planting (typically four times the number of avocado trees per acre versus traditional avocado plantings) and mulching composition to help trees acclimate under conditions that more closely resemble those found in the tropics, a better climate for avocado growth.

Oranges, Specialty Citrus and Other Crops. We have approximately 1,000 acres of oranges planted primarily in Tulare County, California. In California, the growing area for oranges stretches from Imperial County to Yolo County. California-grown Navel oranges are available from October to June, with peak production periods occurring between January and April. Approximately 96% of our orange plantings are of the Navel variety and approximately 4% are of the Valencia variety. We estimate approximately 70% of our oranges are sold to retail customers and approximately 30% are sold to wholesale customers. We currently have approximately 900 acres of specialty citrus and other crops planted such as Moro blood oranges, Cara Cara oranges, Minneola tangelos, Star Ruby grapefruit, pummelos, pistachios and wine grapes.

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

Plantings

We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other
Limoneira/Olivelands	Ventura, CA	1,700	600	500	—	—	600
La Campana	Ventura, CA	300	100	200	—	—	—
Teague McKevett	Ventura, CA	500	—	—	—	—	500
Orchard Farm	Ventura, CA	1,100	700	—	—	—	400
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Porterville Ranches	Tulare, CA	1,200	300	—	300	200	400
Ducor Ranches	Tulare, CA	1,000	400	—	300	300	—
Sheldon Ranches	Tulare, CA	700	200	—	300	100	100
Lemons 400	Tulare, CA	800	400	—	—	—	400
Windfall Farms	San Luis Obispo, CA	700	—	—	—	300	400
Cadiz	San Bernardino, CA	800	600	—	—	—	200
Associated Citrus Packers	Yuma, AZ	1,300	900	—	—	—	400
Pan de Azucar & San Pablo	La Serena, Chile	3,500	500	—	100	—	2,900
Santa Clara	Jujuy, Argentina	1,200	1,000	—	—	—	200
Other agribusiness land	Various Counties, CA	200	200	—	—	—	—
Total		15,400	6,100	800	1,000	900	6,600
Percentage of Total		100%	40%	5%	6%	6%	43%

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

	Age of Orchards
	0-4 Years	5-25 Years	Over 25 Years	Total
Lemons	1,000	4,800	300	6,100
Avocados	—	300	500	800
Oranges	—	500	500	1,000
Specialty citrus and other	—	800	100	900
Total	1,000	6,400	1,400	8,800

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

We invest considerable time and research into refining and improving our lemon packing through innovation and are continuously searching for new techniques to refine how premium lemons are delivered to our consumers. In fiscal year 2016, our updated lemon packing facility became operational, which doubled our lemon packing capacity and increased the efficiency and financial results of these operations. Additionally, we purchased a packing house and related land ("Oxnard Lemon") in fiscal year 2018.

Rental Operations Summary

Our rental operations include our residential and commercial rentals, leased land operations and organic recycling.

We own and maintain 256 residential housing units located in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. We also own several commercial office buildings and as with our residential housing units, these properties generate reliable cash flows that we use to partially fund the operating costs of our business. As of October 31, 2021, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County.

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

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 900 units in various stages of planning and development. The following is a summary of each of the strategic agricultural and development real estate investment properties in which we own an interest:

East Area I - Santa Paula, California. East Area I consists of 523 acres that we historically used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean. This property is also known as our Teague McKevett Ranch. East Area I is the location for our master planned community of commercial and residential properties designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade. In 2008, after we completed a process of community planning and environmental review, the citizens of Santa Paula voted to approve the annexation of East Area I into Santa Paula. This vote was a requirement of the Save Open-Space and Agricultural Resources (“SOAR”) ordinance that mandates a public vote of the City of Santa Paula for land use conversion.

In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from LLCB over the estimated 10 to 12-year life of the project, including $20.0 million received on the consummation of LLCB. LLCB's partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. Since inception, each partner has made funding contributions of $21.4 million, including $2.8 million in fiscal year 2020. The first phase of the project broke ground to commence mass grading in November 2017. Project plans include approximately 1,500 residential units and site improvements substantially completed. Lot sales representing 232 and 144 residential units closed in fiscal years 2021 and 2020, respectively, and 586 residential units have closed from the project's inception to October 31, 2021.

East Area II - Santa Paula, California. Our design associates and we are in the process of formulating plans for East Area II, a parcel of approximately 30 acres adjacent to East Area I. East Area II is also a part of our Teague McKevett Ranch, which we believe is suited to commercial and/or industrial development along the south side of California Highway 126, a heavily traveled corridor that connects Highway 101 at Ventura on the west with Interstate 5 at Santa Clarita on the east. In July 2021, we entered into a non-binding letter of intent to sell approximately 25 acres of our East Area II property in five staged purchases to an investment company for the purpose of constructing a medical campus consisting of medical office buildings and an acute care hospital. Completion of the transaction is subject to the execution of a purchase and sale agreement and resolution of certain contingencies.

Santa Maria - Santa Barbara County, California. As of October 31, 2021, we were invested in one entitled development parcel, Sevilla, located in Santa Maria in Santa Barbara County, California. In fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million, which is expected to close in the second quarter of fiscal year 2022.

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
•Historically, a higher percentage of our crops goes to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.
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

Real Estate Development Operations

With respect to our real estate development operations, we believe our competitive advantages are as follows:

•We have entitlements to build approximately 1,500 residential units in our East Area I development.
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

•Expand our Sources of Lemon Supply.  Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona and lemons we acquire from domestic third-party growers and suppliers, we have expanded our lemon supply sources to international markets such as Mexico, Chile and Argentina. Increases in lemons procured from third-party growers and suppliers and international sources improve our ability to provide our customers with fresh lemons throughout the year.

•Increase the Volume of our Lemon Packing Operations.  We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers and suppliers to pack through our plants. Third-party growers and suppliers are only added if we determine their fruit is of good quality and can be cost effective for both the grower and us. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

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

•Construction of an Updated Lemon Packinghouse. Over the years, new machinery and equipment along with upgrades have been added to our original packinghouse and cold storage facilities. This, along with an aggressive and proactive maintenance program, has allowed us to operate an efficient, competitive lemon packing facility. A project to double the capacity and increase the efficiency of our lemon packing facilities became operational in fiscal year 2016. This project has increased fresh lemon processing capacity.

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

Customers

We market and sell our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia, Europe and certain other international markets. We sold lemons to approximately 200 U.S. and international customers during fiscal year 2021. We sell a majority of our avocados to Calavo. Our oranges, specialty citrus and other crops are sold through Sunkist and other third-party packinghouses and our wine grapes are sold to wine producers.

Information about Geographic Areas

During fiscal years 2021, 2020 and 2019, we had an aggregate of approximately $3.0 million, $3.5 million and $3.2 million, respectively, of total sales in Chile by PDA and San Pablo. During fiscal years 2021, 2020 and 2019, we had an aggregate of approximately $3.6 million, $14.2 million and $14.7 million, respectively, of total sales in Argentina by Trapani Fresh. The majority of our avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States.

Competition

The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with Calavo similar to that of Limoneira. Our lemons and oranges also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the U.S. market is approximately $660 million for lemons, both fresh and juice, approximately $430 million for avocados, and approximately $1.7 billion for oranges, both fresh and juice. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

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

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The material brands of Limoneira lemons include, but are not limited to, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®. These trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with acquisitions, including Kiva®, Kachina®, Oxnard Lemon, Uno, Sunny, Trapani, Argentinian Beauty, Natural and Trapani Fresh.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August, our oranges are primarily sold from January through June, our specialty citrus is primarily sold from November through April and our specialty crops, such as pistachios and wine grapes, are primarily sold in September and October.

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

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A Risk Factors of this Annual Report.

Human Capital Resources

At October 31, 2021, we had 268 employees, of which 98 were salaried and 170 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

We believe that an environment of diversity, inclusion, and belonging fosters innovation, strengthens our global workforce, and drives our ability to serve customers. Our global presence is strengthened by having a workforce that reflects the diversity of the customers we serve and by maintaining an environment in which such diversity contributes to our mission.

Limoneira is committed to protecting the human rights, safety and dignity of the people who contribute to the success of our business. We are committed to improving the lives of all our stakeholders by helping to provide access to our products and increasing the diversity of our workforce. We also seek to support the welfare of the people who produce, process and harvest the products we sell. We have established several new diversity, inclusion and belonging efforts and programs to better ensure that we are supporting our employees.

Limoneira’s overall culture emphasizes the health and safety of our employees and the customers we serve. Limoneira has an Illness and Injury Prevention Plan (IIPP), a Safety Guide and conforms to and follows regulations and guidelines set forth by OSHA in all facilities and operations. Where a particular jurisdiction's guidelines, such as Cal OHSA, are different from the OSHA standard, Limoneira adheres to the most extensive guideline. We have excellent results from our safety programs compared to similar companies within our industry. In response to the COVID-19 pandemic, we implemented, and continue to improve, appropriate safety measures in all our facilities and locations.

We strive to be a great place for our employees to work and live. We offer competitive pay and best-in-class benefits, including a 401k plan with matching contribution opportunities, comprehensive paid healthcare plans, wellness programs, and tuition reimbursement.

We own and maintain 256 residential housing units located in Ventura and Tulare Counties in California. We lease these housing units to employees, former employees and non-employees. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base. We partner with some local schools to provide transportation for residents.
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

ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. ACP and HLB exist domestically in California, Florida, Louisiana, Georgia, South Carolina and Texas and internationally in countries such as Mexico. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP and incurred approximately $0.5 million of costs in fiscal year 2021 related to pest control efforts targeted against ACP. To date, HLB has been detected in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties in California, however there has been no HLB detected in our orchards. There can be no assurance that HLB will not be further detected in the future.

There are a number of registered insecticides known to be effective against ACP, however, certain markets and customer responses to the discovery of ACP and the related quarantine could result in a significant decline in revenue due to restrictions on where our lemons can be sold and lower demand for our lemons. Additional government regulations and other quarantine requirements or customer handling and inspection requirements could increase agribusiness costs to us. Our citrus orchards could be at risk if ACP starts to transmit the HLB disease to our trees. Agribusiness costs could also increase significantly as a result of HLB. For example, a study in Florida indicated the presence of HLB has increased citrus production costs by as much as 40%.

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

Our lemons are generally grown and marketed throughout the year. Our Navel oranges are primarily sold from January through April and our Valencia oranges are primarily sold from June through September. Our avocados are primarily sold from January through August. Our specialty citrus is primarily sold from November through June and our pistachios and wine grapes are primarily sold in September and October.

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

Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that increased minimum wage rates from $13.00 per hour to $14.00 per hour, effective January 1, 2021, and will increase to $15.00 per hour in 2022. The State of Arizona wage rates rise each year based on the annual cost of living and increased from $12.00 per hour to $12.15 per hour, effective January 1, 2021, and will increase to $12.80 per hour in 2022. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

California has experienced below average precipitation in the 2019 - 2020 and 2020 - 2021 rainfall season and above average precipitation in the first three months of the current rainfall season as of December 31, 2021. According to the U.S. Drought Monitor, California is experiencing severe drought conditions as of December 31, 2021. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 5% of the contracted amount of water to San Joaquin Valley farmers in 2021 compared to 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

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

For fiscal year 2021, irrigation costs for our agricultural operations were $0.7 million higher than fiscal year 2020. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements continuing in fiscal year 2022 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

The full impact of a global economic downturn on customers, vendors and other business partners, such as that seen with the COVID-19 pandemic, cannot be anticipated. For example, major customers or vendors may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the credit ratings and financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a bank, insurance company, supplier, customer or other financial partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors, which could have wide-ranging impacts on the future of the industry.

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

We are subject to transportation risks.

An extended interruption in our ability to ship our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products or supply chain issues could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

Events or rumors relating to LIMONEIRA or our other trademarks and related brands could significantly impact our business.

Consumer and institutional recognition of the LIMONEIRA, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Kiva®, Kachina®, Oxnard Lemon, Uno, Sunny, Trapani, Argentinian Beauty, Natural and Trapani Fresh trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.

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

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. In December 2021, the Lender modified the covenant to defer measurement at October 31, 2021 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2022. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility.

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

In January 2018, LLCB entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023 and has a one-year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35.0 million during the extension period. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The obligations under the Loan are guaranteed by certain principals from Lewis and us. Defaults by LLCB could increase our indebtedness.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our Farm Credit West Credit Facility currently bears interest at a variable rate, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Farm Credit West Credit Facility, which could materially adversely affect our business, financial condition and results of operations. Several of our Company’s debt agreements use LIBOR as a reference rate. The expected discontinuation of LIBOR after 2021 could have a significant impact on us if we cannot replace LIBOR with alternative reference rates at or below the current LIBOR rate.

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

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. Since the most recent recession, the Board of Governors of the Federal Reserve System has taken actions that have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Market interest rates may increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned and the approximately $83.0 million investment we have in the projects could be impaired in the future.

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

As of October 31, 2021, directors and members of our executive management team beneficially owned or controlled approximately 6.6% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

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

In our Annual Report for fiscal year ended October 31, 2020 we identified a material weakness in our internal control over financial reporting. If we fail to properly remediate any weaknesses or fail to maintain effective internal controls, there could be an adverse impact on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. As previously disclosed in our Annual Report for fiscal year ended October 31, 2020, we identified a material weakness in our internal control over financial reporting related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of our internal control over financial reporting. In fiscal year 2021, we remediated the material weakness and the remediation measures have strengthened the design and operating effectiveness of our internal control over financial reporting.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California. We own approximately 8,300 acres of farm land in California, with approximately 4,000 acres located in Ventura County, approximately 3,600 acres located in Tulare County in the San Joaquin Valley and approximately 700 acres in San Luis Obispo County. Additionally, we own approximately 1,200 acres located in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. In California, we lease approximately 30 acres of land located in Ventura County, approximately 80 acres in Tulare County and approximately 800 acres in San Bernardino County, and in Arizona we lease approximately 65 acres of land located in Yuma County. We also have an interest in a partnership that owns approximately 200 acres of land in Ventura County. The land used for agricultural plantings consists of approximately 6,100 acres of lemons, approximately 800 acres of avocados, approximately 1,000 acres of oranges and approximately 900 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2021 (in thousands, except per acre amounts):

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

The book value of our agribusiness land holdings of approximately $89.5 million differs from the land balance of $95.9 million included in property, plant and equipment in the notes to the consolidated financial statements in Item 8 of this Annual Report. The table above presents our current land holdings in farming agribusiness operations and, therefore, excludes Oxnard Lemon land, rental and real estate development land.

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

We own real estate development property in the California counties of Santa Barbara and Ventura. These properties are in various stages of development for up to approximately 900 residential units and approximately 811,000 square feet of commercial space.

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

Holders

On December 31, 2021, there were approximately 228 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2021
Fourth Quarter Ended October 31, 2021	$0.075
Third Quarter Ended July 31, 2021	$0.075
Second Quarter Ended April 30, 2021	$0.075
First Quarter Ended January 31, 2021	$0.075
2020
Fourth Quarter Ended October 31, 2020	$0.075
Third Quarter Ended July 31, 2020	$0.075
Second Quarter Ended April 30, 2020	$0.075
First Quarter Ended January 31, 2020	$0.075

In December 2021, we declared our quarterly dividend of $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of operations for fiscal year 2021 compared to fiscal year 2020. For discussion related to the results of operations and changes in financial condition for fiscal year 2020 compared to fiscal year 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on January 14, 2021.

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

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus and other crops. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals comprised of 256 completed rental units, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2021 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2021		2020		2019
Revenues:
Agribusiness	$161,381	97%	$159,937	97%	$166,549	97%
Other operations	4,646	3%	4,622	3%	4,849	3%
Total net revenues	166,027	100%	164,559	100%	171,398	100%
Costs and expenses:
Agribusiness	148,492	86%	157,281	86%	152,372	86%
Other operations	4,332	3%	4,504	2%	4,439	3%
Loss (gain) on disposal of assets	109	—	502	—	(1,069)	(1)%
Selling, general and administrative	19,427	11%	21,280	12%	21,170	12%
Total costs and expenses	172,360	100%	183,567	100%	176,912	100%
Operating loss:
Agribusiness	12,889		2,656		14,177
Other operations	314		118		410
Loss (gain) on disposal of assets	(109)		(502)		1,069
Selling, general and administrative	(19,427)		(21,280)		(21,170)
Operating loss	(6,333)		(19,008)		(5,514)
Other income (expense):
Interest income	379		362		207
Interest expense, net of patronage dividends	(1,501)		(2,048)		(2,341)
Equity in earnings of investments, net	3,203		339		3,073
Loss on stock in Calavo Growers, Inc.	—		(6,299)		(2,117)
Other income, net	89		219		129
Total other income (expense)	2,170		(7,427)		(1,049)
Loss before income tax benefit	(4,163)		(26,435)		(6,563)
Income tax benefit	266		8,494		1,097
Net loss	(3,897)		(17,941)		(5,466)
Loss (income) attributable to noncontrolling interest	456		1,506		(477)
Net loss attributable to Limoneira Company	$(3,441)		$(16,435)		$(5,943)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes loss on stock in Calavo Growers, Inc. ("Calavo") and loss (gain) on disposal of assets, is an important measure to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in previous periods also excluded LLCB earnings in equity investment which is no longer excluded due to management’s anticipation of future cash distributions related to the investment in LLCB. Adjusted EBITDA for prior periods has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Years Ended October 31,
	2021	2020	2019
Net loss attributable to Limoneira Company	$(3,441)	$(16,435)	$(5,943)
Interest income	(379)	(362)	(207)
Interest expense, net of patronage dividends	1,501	2,048	2,341
Income tax benefit	(266)	(8,494)	(1,097)
Depreciation and amortization	9,812	10,097	8,633
EBITDA	7,227	(13,146)	3,727
Loss on stock in Calavo Growers, Inc.	—	6,299	2,054
Loss (gain) on disposal of assets	109	502	(991)
Adjusted EBITDA	$7,336	$(6,345)	$4,790

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenues

Total revenues for fiscal year 2021 were $166.0 million compared to $164.6 million for fiscal year 2020. The 1% increase of $1.5 million was primarily the result of increased lemons and specialty citrus and other crops agribusiness revenues, partially offset by decreased avocados and oranges agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2021	2020	Change
Lemons	$142,962	$137,563	$5,399	4%
Avocados	6,784	8,806	(2,022)	(23)%
Oranges	4,382	7,722	(3,340)	(43)%
Specialty citrus and other crops	7,253	5,846	1,407	24%
Agribusiness revenues	$161,381	$159,937	$1,444	1%

•Lemons: The increase in fiscal year 2021 was primarily the result of increased brokered fruit and other lemon sales, partially offset by decreased fresh lemon sales, compared to fiscal year 2020. Brokered fruit and other lemon sales for fiscal years 2021 and 2020 were $36.0 million and $18.9 million, respectively. The increase in brokered fruit in fiscal year 2021 was primarily the result of higher volume and higher prices of brokered fruit sales, compared to fiscal year 2020. During fiscal years 2021 and 2020, brokered fruit sales were $29.3 million and $12.2 million on 1.4 million and 0.6 million cartons of brokered fruit sold at average per carton prices of $21.63 and $19.82, respectively. The decrease in fresh lemon sales in fiscal year 2021 was primarily the result of lower volume, partially offset by higher prices of fresh lemons sold, compared to fiscal year 2020. During fiscal years 2021 and 2020, fresh lemon sales were $85.9 million and $101.1 million on 4.4 million and 5.5 million cartons of fresh lemons packed and sold at average per carton prices of $19.60 and $18.32, respectively. Lemon revenues in fiscal years 2021 and 2020 included shipping and handling of $17.5 million and $13.4 million and lemon by-products of $3.5 million and $4.1 million, respectively.

•Avocados: The decrease in fiscal year 2021 was primarily the result of lower volume, partially offset by higher prices of avocados sold, compared to fiscal year 2020. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2021 and 2020, 5.7 million and 8.0 million pounds of avocados were sold at average per pound prices of $1.20 and $1.10, respectively. Higher prices in fiscal year 2021 were primarily related to lower supply of fruit in the marketplace.

•Oranges: The decrease in fiscal year 2021 was primarily due to lower prices and volume of oranges sold, compared to fiscal year 2020. During fiscal years 2021 and 2020, sales consisted of 545,000 and 743,000 40-pound carton equivalents of oranges sold at average per carton prices of $8.04 and $10.39, respectively.

•Specialty citrus and other crops: The increase in fiscal year 2021 was primarily the result of higher volume of wine grapes sold, compared to fiscal year 2020. In fiscal year 2021, we sold approximately 2,164 tons of wine grapes for $3.0 million compared to approximately 1,610 tons of wine grapes for $1.5 million in fiscal year 2020.

Other operations revenue in fiscal year 2021 was similar to fiscal year 2020.

Costs and Expenses

Total costs and expenses for fiscal year 2021 were $172.4 million compared to $183.6 million for fiscal year 2020. This 6% decrease of $11.2 million was primarily attributable to decreases in our agribusiness costs and selling, general and administrative expenses. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and suppliers and depreciation and amortization expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2021	2020	Change
Packing costs	$38,754	$45,545	$(6,791)	(15)%
Harvest costs	17,227	20,714	(3,487)	(17)%
Growing costs	27,195	27,861	(666)	(2)%
Third-party grower and supplier costs	56,690	54,218	2,472	5%
Depreciation and amortization	8,626	8,943	(317)	(4)%
Agribusiness costs and expenses	$148,492	$157,281	$(8,789)	(6)%

•Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $36.0 million and $42.6 million in fiscal years 2021 and 2020, respectively. The decrease in fiscal year 2021 was primarily attributable to lower volume of fresh lemons packed and sold, partially offset by higher average per carton costs, compared to fiscal year 2020. In fiscal years 2021 and 2020, we packed and sold 4.4 million and 5.5 million cartons of lemons at average per carton costs of $8.22 and $7.71, respectively. The increase in average per carton costs in fiscal year 2021, compared to fiscal year 2020, was primarily due to decreased volume of lemons packed and sold. Additionally, in fiscal years 2021 and 2020, packing costs included $2.7 million and $3.0 million of shipping costs, respectively.

•Harvest costs: The decrease in fiscal year 2021 was primarily attributable to decreased volume of lemons, avocados and oranges harvested compared to fiscal year 2020.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in fiscal year 2021 compared to fiscal year 2020 reflects farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from others is referred to as third-party grower and supplier costs. The increase in fiscal year 2021 was primarily due to increased volume of fruit procured from suppliers, partially offset by decreased volume of fruit procured from third party growers, compared to fiscal year 2020. In fiscal years 2021 and 2020, costs for purchased, packed fruit for resale increased by $9.8 million; we incurred costs of $25.2 million and $15.5 million, respectively. During fiscal years 2021 and 2020, of the 4.4 million and 5.5 million lemon cartons sold, 2.3 million (52%) and 3.3 million (60%) were procured from third-party growers at average per carton prices of $13.83 and $11.71, respectively: a decrease of $7.3 million.

•Depreciation and amortization: Depreciation and amortization expense in fiscal year 2021 was $0.3 million lower than fiscal year 2020.

Other operations expenses for fiscal years 2021 and 2020 were $4.3 million and $4.5 million, respectively.

Loss on disposal of assets for fiscal years 2021 and 2020 were $0.1 million and $0.5 million, respectively.

Selling, general and administrative expenses for fiscal year 2021 were $19.4 million compared to $21.3 million for fiscal year 2020. The $1.9 million decrease was primarily the result of:

•$0.7 million decrease in hardware, software and training costs associated with an ERP implementation
•$0.6 million decrease in selling expenses; and
•$0.5 million decrease in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other Income (Expense)

Other income (expense), for fiscal year 2021 was $2.2 million compared to $(7.4) million for fiscal year 2020. The $9.6 million increase in other income (expense) was primarily the result of:

•$0.5 million decrease in interest expense as a result of increased amounts capitalized;
•$2.9 million increase in equity in earnings of investments primarily from LLCB; and
•$6.3 million decrease in the loss on stock in Calavo.

Income Taxes

We recorded for fiscal years 2021 and 2020 income tax benefit of $0.3 million and $8.5 million on pre-tax loss of $4.2 million and $26.4 million, respectively. The tax provision recorded for fiscal year 2021 differs from the U.S. federal statutory tax rate of 21% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our effective tax rate for fiscal years 2021 and 2020 was 6.4% and 32.2%, respectively.

Loss (Income) Attributable to Noncontrolling Interest

Loss (income) attributable to noncontrolling interest primarily represents 10% and 49% of the net losses of PDA and Trapani Fresh, respectively.

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

Segment information for fiscal year 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$125,448	$17,514	$—	$6,784	$11,635	$161,381	$4,646	$166,027
Intersegment revenues	—	25,637	(25,637)	—	—	—	—	—
Total net revenues	125,448	43,151	(25,637)	6,784	11,635	161,381	4,646	166,027
Costs and expenses	116,117	36,018	(25,637)	4,211	9,157	139,866	22,682	162,548
Depreciation and amortization	—	—	—	—	—	8,626	1,186	9,812
Operating income (loss)	$9,331	$7,133	$—	$2,573	$2,478	$12,889	$(19,222)	$(6,333)

Segment information for fiscal year 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$124,150	$13,413	$—	$8,806	$13,568	$159,937	$4,622	$164,559
Intersegment revenues	—	36,820	(36,820)	—	—	—	—	—
Total net revenues	124,150	50,233	(36,820)	8,806	13,568	159,937	4,622	164,559
Costs and expenses	125,305	42,563	(36,820)	5,168	12,122	148,338	25,132	173,470
Depreciation and amortization	—	—	—	—	—	8,943	1,154	10,097
Operating (loss) income	$(1,155)	$7,670	$—	$3,638	$1,446	$2,656	$(21,664)	$(19,008)

Fiscal Year 2021 Compared to Fiscal Year 2020

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and brokered fruit other lemon revenue. For fiscal year 2021, our fresh lemons segment revenue was $125.4 million compared to $124.2 million for fiscal year 2020. The 1% increase of $1.3 million was primarily the result of higher prices partially offset by lower volume of fresh lemons sold, as discussed earlier.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2021, our fresh lemon costs and expenses were $116.1 million compared to $125.3 million for fiscal year 2020. The 7% decrease of $9.2 million primarily consisted of the following:

•Harvest costs for fiscal year 2021 were $2.8 million lower than fiscal year 2020.
•Growing costs for fiscal year 2021 were $0.7 million higher than fiscal year 2020.
•Third-party grower and supplier costs for fiscal year 2021 were $4.4 million higher than fiscal year 2020.
•Transportation costs for fiscal year 2021 were $0.2 million lower than fiscal year 2020.
•Intersegment costs and expenses for fiscal year 2021 were $11.2 million lower than fiscal year 2020.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2021, our lemon packing segment revenue was $43.2 million compared to $50.2 million for fiscal year 2020. The 14% decrease of $7.1 million was primarily due to decreased volume of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2021, our lemon packing costs and expenses were $36.0 million compared to $42.6 million for fiscal year 2020. The 15% decrease of $6.5 million was primarily due to decreased volume of lemons packed.

Lemon packing segment operating income per carton sold was $1.63 and $1.39 for fiscal years 2021 and 2020, respectively.

The lemon packing segment included $25.6 million and $36.8 million of intersegment revenues for fiscal years 2021 and 2020, respectively, which were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2021, our avocados segment revenue was $6.8 million compared to $8.8 million for fiscal year 2020, a 23% decrease of $2.0 million.

Cost and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2021, our avocado costs and expenses were $4.2 million compared to $5.2 million for fiscal year 2020. The 19% decrease of $1.0 million primarily consisted of the following:

•Harvest costs for fiscal year 2021 were $0.4 million lower than fiscal year 2020.
•Growing costs for fiscal year 2021 were $0.5 million lower than fiscal year 2020.

Other Agribusiness

For fiscal year 2021, our other agribusiness segment revenue was $11.6 million compared to $13.6 million for fiscal year 2020. The 14% decrease of $1.9 million primarily consisted of the following:

•Orange revenue for fiscal year 2021 was $3.3 million lower than fiscal year 2020.

•Specialty citrus and other crop revenue for fiscal year 2021 was $1.4 million higher than fiscal year 2020.

Costs and expenses associated with our other agribusiness segment include harvest, growing and purchased fruit costs. Our other agribusiness costs and expenses for fiscal year 2021 were $9.2 million compared to $12.1 million for fiscal year 2020. The 24% decrease of $3.0 million primarily consisted of the following:

•Harvest costs for fiscal year 2021 were $0.3 million lower than fiscal year 2020.
•Growing costs for fiscal year 2021 were $0.8 million lower than fiscal year 2020.
•Purchased fruit costs for fiscal year 2021 were $1.9 million lower than fiscal year 2020.
Total agribusiness depreciation and amortization for fiscal year 2021 was $8.6 million compared to $8.9 million in fiscal year 2020. The 4% decrease of $0.3 million was primarily due to reduced amortization as a result of selling and licensing certain intangible assets of Trapani Fresh to FGF in March 2021.

Corporate and Other

Our corporate and other operations had rental revenues of approximately $4.6 million in fiscal years 2021 and 2020.

Costs and expenses in our corporate and other operations were approximately $22.7 million and $25.1 million in fiscal years 2021 and 2020, respectively, and include rental operations costs and selling, general and administrative expenses not allocated to the operating segments. Depreciation and amortization expenses were approximately $1.2 million in fiscal years 2021 and 2020. Additionally, loss on disposal of assets for fiscal years 2021 and 2020 was $0.1 million and $0.5 million, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash flows generated from our operations and use of our revolving credit facility. Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term fixed rate and variable rate debt and related interest payments, operating and finance leases and our noncontributory, defined benefit pension plan (“the Plan”). In fiscal year 2021, we decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company. See Notes 12, 13 and 17 to the consolidated financial statements included in this Annual Report for amounts outstanding on October 31, 2021, related to debt, leases and the Plan. Purchase obligations consist of contracts primarily related to packing supplies and pollination services, the majority of which are due in the next three years.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2021, 2020 and 2019, net cash provided by (used in) operating activities was $9.6 million, $(11.3) million and $1.4 million, respectively. Our cash flow provided by operating activities is primarily from agricultural sales and rental operations. Cash flow used in operations generally consists of agribusiness costs, rental operation costs, selling, general and administrative expenses. The significant components of our cash flows provided by operating activities are as follows:

•Net loss was $(3.9) million and $(17.9) million for fiscal years 2021 and 2020, respectively. The components of net loss in fiscal year 2021 compared to fiscal year 2020 consist of an decrease in operating loss of $12.7 million, an increase in total other income (expense) of $9.6 million and a decrease in income tax benefit of $8.2 million.

•The adjustments to reconcile net loss to net cash provided by (used in) operating activities provided $10.2 million of cash in fiscal year 2021 compared to providing $17.6 million of cash in fiscal year 2020, primarily due to significant changes in loss on stock in Calavo, equity in earnings of investments, net and deferred income taxes.

•The changes in operating assets and liabilities, net of business combinations provided $3.3 million of operating cash in fiscal year 2021 compared to using $11.0 million of operating cash in fiscal year 2020, primarily due to significant changes in accounts receivable and receivables/other from related parties, cultural costs, income tax receivable, and accounts payable and growers and suppliers payable.

Cash Flows from Investing Activities

For the years ended October 31, 2021, 2020 and 2019, net cash (used in) provided by investing activities was $(10.2) million, $3.8 million and $(23.7) million, respectively, and is primarily comprised of capital expenditures, business acquisitions, sales of assets and investments.

•Capital expenditures for fiscal year 2021 were comprised of $9.8 million for property, plant and equipment primarily related to orchard and real estate development projects. Additionally, in fiscal year 2021 we invested $0.7 million in mutual water companies and water rights.

•Capital expenditures for fiscal year 2020 were comprised of $10.6 million for property, plant and equipment primarily related to orchard and real estate development projects. Additionally, in fiscal year 2020, we received proceeds from sale of stock in Calavo of $11.0 million, proceeds from sales of property assets of $6.3 million and contributed $2.8 million to LLCB for the development of our East Area I real estate development project.

Cash Flows from Financing Activities

For the years ended October 31, 2021, 2020 and 2019 net cash provided by financing activities was $0.5 million, $7.4 million and $22.4 million, respectively.

•The $0.5 million of cash provided by financing activities for fiscal year 2021 is primarily comprised of net borrowings of long-term debt in the amount of $7.1 million. Additionally, we paid common and preferred dividends, in aggregate, of $5.8 million and paid $0.7 million for the exchange of common stock related to our employees restricted stock awards.

•The $7.4 million of cash provided by financing activities for fiscal year 2020 is primarily comprised of net borrowings of long-term debt in the amount of $17.0 million. Additionally, we paid common and preferred dividends, in aggregate, of $5.9 million and purchases of shares of our common stock of $3.5 million under our share repurchase program in fiscal year 2020.

Transactions Affecting Liquidity and Capital Resources

Credit Facilities and Long-Term Debt

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the MLA, Supplements and Revolving Equity Line of Credit (the "RELOC"). In addition, we have the Farm Credit West term loans, Banco de Chile term loans and COVID-19 loans, and a note payable to the sellers of a land parcel. Additional information regarding these loans and the note payable can be found in Note 12 to the consolidated financial statements included in this Annual Report.

In June 2021, we entered into the MLA with Lender dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement. The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between our Company and the Lender, dated June 19, 2017, and extends the principal repayment to July 1, 2026.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of October 31, 2021, our outstanding borrowings under the Farm Credit West Credit Facility were $111.3 million and we had $18.7 million of availability.

The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. In December 2021, the Lender modified the covenant to defer measurement at October 31, 2021 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2022.

In August 2021, we entered into the FCW term loan with the Lender and used the proceeds to pay off the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026.

In fiscal years 2021 and 2020 we received annual patronage dividends of $1.2 million and $1.6 million, respectively, from Farm Credit West.

Treasury Stock

In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022; no shares have been repurchased under this program. In fiscal year 2020, we repurchased 250,977 shares for $3.5 million under a program which expired in March 2021.

Dividends

The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid totaled $0.5 million in each of the fiscal years 2021 and 2020.

Cash dividends declared in each of the fiscal years 2021 and 2020 totaled $0.30 per common share and such dividends paid totaled $5.3 million and $5.4 million for fiscal years 2021 and 2020, respectively.

Real Estate Development Activities and Related Capital Resources

As noted under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third party sources of capital to collaborate with us to move those development projects forward. While we are frequently in discussions with potential external sources of capital in respect to all of our development projects, current market conditions for California real estate projects make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. We expect to receive approximately $100.0 million from LLCB over the estimated 10 to 12-year life of the project including $20.0 million received on the consummation of LLCB. LLCB's partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. Since inception each partner has made funding contributions of $21.4 million, including $2.8 million in fiscal year 2020. The first phase of the project broke ground to commence mass grading in November 2017. Project plans currently include approximately 1,500 residential units and site improvements to be completed. Lot sales representing 232 and 144 residential units closed in fiscal years 2021 and 2020, respectively, and 586 residential units have closed from the project's inception to October 31, 2021.

Trend Information

The commodity pricing for our fresh produce, and therefore our revenues and margins, is significantly impacted by consumer demand. The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers. Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free and organic foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruit and vegetables has markedly increased. Conversely, a decrease in demand, as was seen during the COVID-19 pandemic as a result of restaurant closures, has the impact of reducing our pricing and therefore our revenues and margins.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in this Annual Report, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. For further information on significant accounting policies, see discussion in Note 2 to the consolidated financial statements included in this Annual Report.

Impairment of Real Estate Development Projects – We evaluate our real estate development projects, held either by us or as included specifically within our investment in LLCB, for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, we further evaluate the real estate development for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development to the respective carrying amount for its own real estate development or b) determining if its equity in investment has incurred an other-than-temporary decline.

We make significant judgments in evaluating each real estate development project, as held by us or within our investment in LLCB, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. For fiscal years 2021, 2020 and 2019, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on our equity in LLCB.

The impairment calculation for real estate developments held by us compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted). We recognize an impairment loss equal to the amount by which the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. Restoration of a previously recognized impairment loss is prohibited. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

Whenever events or changes in circumstances indicate that the carrying amount of our equity investment in LLCB might not be recoverable, then we determine whether an impairment is other-than-temporary. If we conclude the impairment is other-than-temporary, we determine the estimated fair value of the investment by performing a discounted cash flow or market approach analysis and recognize an other-than-temporary impairment to reduce the investment to its estimated fair value.

We believe that the accounting estimate related to impairment of real estate development projects held by us, or other-than-temporary impairment of our equity investment in LLCB, is a critical accounting estimate because it is very susceptible to change from period to period; it requires management to make assumptions about future prices, production, and costs, and the potential impact of a loss from impairment could be material to our earnings. Management’s assumptions regarding future cash flows from real estate development projects or return on equity of our investment in LLCB have fluctuated in the past due to changes in prices, production and costs and are expected to continue to do so in the future as market conditions change.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Annual Report for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the Farm Credit West Credit Facility and Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2021, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $111.3 million and $18.2 million, respectively.

From time to time we enter into interest rate swap agreements to manage risks and costs associated with our financing activities.

Based on our level of borrowings at October 31, 2021, a 100 basis points increase in interest rates would increase our interest expense $0.7 million for fiscal year 2022 and an annual average of $0.8 million for the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would decrease our net income by $0.5 million for fiscal year 2022 and an annual average of $0.6 million for the three subsequent fiscal years. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the "Company") as of October 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and temporary equity, and cash flows, for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include, before the basis difference and related amortization discussed in Note 8, its equity investment in LLCB of $51,416,000 and $46,908,000 as of October 31, 2021 and 2020, respectively, and its equity earnings in LLCB of $4,508,000, $1,386,000 and $4,368,000 for the years ended October 31, 2021, 2020 and 2019, respectively. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity investment and equity earnings in LLCB, is based on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Development – Impairment Indicators – Refer to Notes 2, 5, 7 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate development, as held by the Company or as included specifically within its investment in Limoneira Lewis Community Builders, LLC (“LLCB”), for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to pricing of residential or commercial land lots. When events or changes in circumstances exist, the Company further evaluates the real estate development for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development to the respective carrying amount for its own real estate development or b) determining if its equity in investment has incurred an other-than-temporary decline.

The Company makes significant judgments in evaluating real estate development for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development. Real estate development assets were $22,828,000, and equity in investment in LLCB was $60,216,000 as of October 31, 2021. For the year ended October 31, 2021, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on the Company’s equity in LLCB.

We identified the management judgments used in the determination of impairment indicators for real estate development as a critical audit matter due to their significance and because of the subjectivity used by management when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of, or investment in, real estate development may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate development for possible indications of impairment included the following, among others:

•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that real estate development is no longer recoverable, including controls over management’s evaluation of the entitlement process, litigation, changes in zoning, government regulation, geographical demand for new housing or commercial property and market conditions related to pricing of residential or commercial land lots.
▪We evaluated management’s impairment analysis by:

◦Searching for adverse asset-specific and/or market conditions by reviewing publicly available information on home values and land values in the surrounding regions of the development, periodicals and news information relating to the Southern California housing market, other independent market data, including considerations of the demand for housing in the market and changes to comparable home prices

◦Obtaining information from legal counsel and performing inquiries with management in order to evaluate any changes in the status of litigation matters affecting the development properties and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process

◦With the assistance of our fair value specialists, we evaluated comparable land sales for both commercial and residential lots in the area as well as cost to develop residential lot information and compared it to information used by management

◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis

/s/ Deloitte & Touche LLP

Los Angeles, California
January 10, 2022

We have served as the Company’s auditor since 2019.

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	October 31,
	2021	2020
Assets
Current assets:
Cash	$439	$501
Accounts receivable, net	17,483	16,261
Cultural costs	7,500	6,865
Prepaid expenses and other current assets	10,709	10,688
Receivables/other from related parties	5,958	2,294
Income taxes receivable	—	5,911
Total current assets	42,089	42,520
Property, plant and equipment, net	242,420	242,649
Real estate development	22,828	21,636
Equity in investments	64,072	61,214
Goodwill	1,527	1,535
Intangible assets, net	8,329	11,309
Other assets	11,011	8,737
Total assets	$392,276	$389,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,963	$5,838
Growers and suppliers payable	10,371	8,126
Accrued liabilities	6,542	7,947
Payables to related parties	6,976	6,273
Current portion of long-term debt	2,472	3,277
Total current liabilities	35,324	31,461
Long-term liabilities:
Long-term debt, less current portion	130,353	122,571
Deferred income taxes	22,853	22,430
Other long-term liabilities	4,501	6,568
Total liabilities	193,031	183,030
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2021 and 2020) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2021 and 2020) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2021 and 2020)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,936,377 and 17,857,707 shares issued and 17,685,400 and 17,606,730 shares outstanding at October 31, 2021 and 2020, respectively)	179	179
Additional paid-in capital	163,965	162,084
Retained earnings	21,552	30,797
Accumulated other comprehensive loss	(5,733)	(7,548)
Treasury stock, at cost, 250,977 shares at October 31, 2021 and 2020	(3,493)	(3,493)
Noncontrolling interest	11,965	13,741
Total stockholders' equity	188,435	195,760
Total liabilities and stockholders' Equity	$392,276	$389,600
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share amounts)

	Years Ended October 31,
	2021	2020	2019
Net revenues:
Agribusiness	$161,381	$159,937	$166,549
Other operations	4,646	4,622	4,849
Total net revenues	166,027	164,559	171,398
Costs and expenses:
Agribusiness	148,492	157,281	152,372
Other operations	4,332	4,504	4,439
Loss (gain) on disposal of assets	109	502	(1,069)
Selling, general and administrative	19,427	21,280	21,170
Total costs and expenses	172,360	183,567	176,912
Operating loss	(6,333)	(19,008)	(5,514)
Other income (expense):
Interest income	379	362	207
Interest expense, net of patronage dividends	(1,501)	(2,048)	(2,341)
Equity in earnings of investments, net	3,203	339	3,073
Loss on stock in Calavo Growers, Inc.	—	(6,299)	(2,117)
Other income, net	89	219	129
Total other income (expense)	2,170	(7,427)	(1,049)

Loss before income tax benefit	(4,163)	(26,435)	(6,563)

Income tax benefit	266	8,494	1,097
Net loss	(3,897)	(17,941)	(5,466)
Loss (income) attributable to noncontrolling interest	456	1,506	(477)
Net loss attributable to Limoneira Company	(3,441)	(16,435)	(5,943)
Preferred dividends	(501)	(501)	(501)
Net loss applicable to common stock	$(3,942)	$(16,936)	$(6,444)

Basic net loss per common share	$(0.23)	$(0.96)	$(0.37)

Diluted net loss per common share	$(0.23)	$(0.96)	$(0.37)

Weighted-average common shares outstanding-basic	17,555,000	17,666,000	17,580,000
Weighted-average common shares outstanding-diluted	17,555,000	17,666,000	17,580,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended October 31,
	2021	2020	2019
Net loss	$(3,897)	$(17,941)	$(5,466)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(685)	(707)	(1,103)
Minimum pension liability adjustments, net of tax of $940, $(69) and $(252)	2,500	274	(607)
Residual state tax effects on sale of equity securities	—	140	—
Total other comprehensive income (loss), net of tax	1,815	(293)	(1,710)
Comprehensive loss	(2,082)	(18,234)	(7,176)
Comprehensive loss attributable to noncontrolling interest	445	1,536	438
Comprehensive loss attributable to Limoneira Company	$(1,637)	$(16,698)	$(6,738)

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Interest	Total	Stock	Stock
Balance at October 31, 2018	17,647,135	$176	$159,071	$50,354	$8,965	$—	$574	$219,140	$1,479	$9,331
Dividends - common ($0.30 per share)	—	—	—	(5,331)	—	—	—	(5,331)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	145,737	2	1,789	—	—	—	—	1,791	—	—
Exchange of common stock	(36,692)	—	(606)	—	—	—	—	(606)	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	14,410	14,410	—	—
Net (loss) income	—	—	—	(5,943)	—	—	477	(5,466)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,710)	—	(39)	(1,749)	—	—
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01	—	—	—	15,921	(15,921)	—	—	—	—	—
Reclassification upon adoption of ASU 2018-02	—	—	—	(1,411)	1,411	—	—	—	—	—
Balance at October 31, 2019	17,756,180	178	160,254	53,089	(7,255)	—	15,422	221,688	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	112,841	1	2,043	—	—	—	—	2,044	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Treasury shares	(250,977)	—	—	—	—	(3,493)	—	(3,493)	—	—
Net loss	—	—	—	(16,435)	—	—	(1,506)	(17,941)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(293)	—	(30)	(323)	—	—
Balance at October 31, 2020	17,606,730	179	162,084	30,797	(7,548)	(3,493)	13,741	195,760	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,303)	—	—	—	(5,303)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	125,663	1	2,581	—	—	—	—	2,582	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(1,331)	(1,331)	—	—
Net loss	—	—	—	(3,441)	—	—	(456)	(3,897)	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	1,815	—	11	1,826	—	—
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331

See Notes to Consolidated Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2021	2020	2019
Operating activities
Net loss	$(3,897)	$(17,941)	$(5,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,812	10,097	8,633
Loss (gain) on disposal of assets	109	502	(1,069)
Stock compensation expense	2,582	2,044	1,791
Non-cash lease expense	520	470	—
Equity in earnings of investments, net	(3,203)	(339)	(3,073)
Cash distributions from equity investments	219	—	351
Deferred income taxes	(189)	(2,133)	(773)
Loss on stock in Calavo Growers, Inc.	—	6,299	2,117
Other, net	335	671	(393)
Changes in operating assets and liabilities, net of business combinations:
Account receivable and receivables/other from related parties	(5,076)	(309)	(4,012)
Cultural costs	(639)	359	1,447
Prepaid expenses and other current assets	(1,021)	(44)	(2,548)
Income taxes receivable	5,911	(4,932)	(601)
Other assets	(5)	411	(7)
Accounts payable and growers and suppliers payable	5,389	(5,545)	3,392
Accrued liabilities and payables to related parties	(730)	(685)	1,459
Other long-term liabilities	(512)	(242)	117
Net cash provided by (used in) operating activities	9,605	(11,317)	1,365

Investing activities
Capital expenditures	(9,834)	(10,599)	(15,867)
Net proceeds from sales of assets	119	6,261	3,978
Net proceeds from sales of real estate development assets	—	—	2,886
Agriculture property acquisition	—	—	(397)
Business combination	—	—	(15,000)
Net proceeds from sale of stock in Calavo Growers, Inc.	—	11,048	4,785
Loan to Limoneira Lewis Community Builders, LLC	—	(1,800)	—
Collection on loan and note receivable	25	1,800	150
Equity investment contributions	—	(2,800)	(4,000)
Cash distribution from equity investment	106	—	283
Investments in mutual water companies and water rights	(653)	(64)	(472)
Net cash (used in) provided by investing activities	$(10,237)	$3,846	$(23,654)

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended October 31,
	2021	2020	2019
Financing activities
Borrowings of long-term debt	$102,196	$121,056	$122,899
Repayments of long-term debt	(95,140)	(104,066)	(93,994)
Principal paid on finance lease	(18)	—	—
Dividends paid - common	(5,303)	(5,356)	(5,331)
Dividends paid - preferred	(501)	(501)	(501)
Exchange of common stock	(700)	(213)	(605)
Purchase of treasury stock	—	(3,493)	—
Payments of deferred financing costs	—	(66)	(35)
Net cash provided by financing activities	534	7,361	22,433
Effect of exchange rate changes on cash	36	(5)	(137)
Net (decrease) increase in cash	(62)	(115)	7
Cash at beginning of year	501	616	609
Cash at end of year	$439	$501	$616

Supplemental disclosures of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$1,503	$1,865	$2,532
Cash (received) paid during the year for income taxes, net	$(5,911)	$(1,235)	$130
Non-cash investing and financing activities:
Decrease in real estate development and sale-leaseback deferral	$—	$—	$(58,330)
Non-cash reduction of note receivable	$—	$—	$89
Capital expenditures accrued but not paid at year-end	$657	$4,269	$1,333

In December 2018, the Company terminated its lease agreement with LLCB (as defined herein) that is developing the East Area I real estate development project. As a result, the Company reduced its sale lease-back deferral and corresponding real estate development by $58,330,000 and reclassified $33,353,000 of the Company’s basis in the joint venture from real estate development to equity in investments as further described in Note 7 - Real Estate Development and Note 8 - Equity in Investments of the notes to consolidated financial statements included in this Annual Report.

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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2021 and 2020 the allowances totaled $444,000 and $812,000, respectively. For fiscal years 2021, 2020 and 2019, credit losses were insignificant.
Concentrations and Geographic Information
The Company sells the majority of its avocado production to Calavo. Sales of avocados to Calavo were $6,594,000, $8,806,000 and $3,080,000 in fiscal years 2021, 2020 and 2019, respectively. The Company sells the majority of its oranges and specialty citrus to a third-party packinghouse.
Concentrations of credit risk with respect to revenues and trade receivable are limited due to a large, diverse customer base. Two customers each represented 10% of revenue for the year ended October 31, 2021 and one customer represented 10% of revenue for the year ended October 31, 2020. No individual customer represented more than 10% of accounts receivable, net as of October 31, 2021 and one customer represented more than 10% of accounts receivable, net as of October 31, 2020.
Lemons procured from third-party growers were approximately 52%, 60% and 60% of the Company's lemon supply in fiscal years 2021, 2020 and 2019, respectively. One third-party grower was 46% and 39% of grower payable at October 31, 2021 and 2020, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Concentrations and Geographic Information (continued)
During fiscal years 2021, 2020 and 2019, the Company had approximately $2,976,000, $3,521,000 and $3,204,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. (“PDA”) and Agricola San Pablo SpA. ("San Pablo").
During fiscal years 2021, 2020 and 2019, the Company had approximately $3,633,000, $14,150,000 and $14,651,000, respectively, of total sales in Argentina by Trapani Fresh.
The majority of the Company's avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of its long-lived assets are located within the United States. Long-lived assets, net of accumulated depreciation, located in Chile were $14,322,000 and $15,261,000 as of October 31, 2021 and 2020, respectively, and located in Argentina were $19,700,000 and $18,576,000 as of October 31, 2021 and 2020, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Property, Plant and Equipment (continued)
Costs of planting and developing orchards are capitalized until the orchards become commercially productive. Planting costs consist primarily of the costs to purchase and plant nursery stock. Orchard development costs consist primarily of maintenance costs of orchards such as cultivation, pruning, irrigation, labor, pest control and fertilization, and interest costs during the development period. The Company ceases the capitalization of costs and commences depreciation when the orchards become commercially productive and orchard maintenance costs are accounted for as cultural costs as described above.
Capitalized Interest
Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Capitalized interest is included in property, plant, and equipment and real estate development assets in the Company’s consolidated balance sheets.
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $1,192,000 and $4,034,000 in fiscal years 2021 and 2020, respectively.
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
Equity Securities
The Company’s equity securities, are stated at fair value with unrealized gains (losses) reported in net income. The Company had no equity securities as of October 31, 2021 and 2020.
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
The Company evaluates long-lived assets, including its property and equipment, real estate development projects and definite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated fair value or undiscounted future cash flows from the use of an asset are less than the carrying value of that asset, a write-down is recorded to reduce the carrying value of the asset to its estimated fair value. The Company evaluates its indefinite-life intangible assets annually or whenever events or changes in circumstances indicate an impairment of the assets’ value may exist.
COVID-19 Pandemic
There is uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, which it believes was due to the COVID-19 pandemic, negatively impacted its sales and profitability for the last three quarters of fiscal year 2020 and all of fiscal year 2021. The Company also expects COVID-19 to have some impact to its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, or liquidity, including its ability to comply with debt covenants, for fiscal year 2022 and beyond, is driven by estimates that contain uncertainties.

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
Fair Values of Financial Instruments
Accounts receivable, note receivable, accounts payable, growers and suppliers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2021 and 2020.
Business Combination and Asset Acquisition
Business combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An asset acquisition is accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.
Comprehensive Loss
Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss primarily includes foreign currency translation items, defined benefit pension items and unrealized gains or losses on available-for-sale securities. Accumulated other comprehensive income (loss) is reported as a component of the Company's stockholders' equity.
The following table summarizes the changes in other comprehensive income (loss) by component (in thousands):

	2021			2020			2019
	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount
Foreign currency translation adjustments	$(685)	$—	$(685)	$(707)	$—	$(707)	$(1,103)	$—	$(1,103)
Minimum pension liability adjustments:
Other comprehensive gain (loss) before reclassifications	3,440	(940)	2,500	205	69	274	(859)	252	(607)
Available-for-sale securities:
Amounts reclassified to earnings included in "Selling, general and administrative"	—	—	—	—	140	140	—	—	—
Other comprehensive income (loss)	$2,755	$(940)	$1,815	$(502)	$209	$(293)	$(1,962)	$252	$(1,710)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2018	$(1,257)	$(3,238)	$13,435	$25	$8,965
Adoption of ASU 2016-01	—	—	(15,921)	—	(15,921)
Adoption of ASU 2018-02	(2)	(908)	2,346	(25)	1,411
Balance as of November 1, 2018	(1,259)	(4,146)	(140)	—	(5,545)
Other comprehensive loss	(1,103)	(607)	—	—	(1,710)
Balance as of October 31, 2019	(2,362)	(4,753)	(140)	—	(7,255)
Other comprehensive (loss) income	(707)	274	140	—	(293)
Balance as of October 31, 2020	(3,069)	(4,479)	—	—	(7,548)
Other comprehensive (loss) income	(685)	2,500	—	—	1,815
Balance as of October 31, 2021	$(3,754)	$(1,979)	$—	$—	$(5,733)
Foreign Currency
San Pablo and PDA’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
Aggregate foreign exchange transaction losses realized for the Company's foreign subsidiaries was approximately $646,000 for fiscal year 2021 and are included in selling, general and administrative expenses in the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from contracts with customers, and recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:
•Identify the contract(s) with a customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract;
•Recognize revenue when (or as) the entity satisfies a performance obligation.
The Company determines the appropriate method by which it recognizes revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with its customers. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract's transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract and each performance obligation is valued based on its estimated relative standalone selling price.
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
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. The Company recorded agribusiness revenues from crop insurance proceeds of $2,311,000 in fiscal year 2019. No proceeds were received in fiscal years 2021 and 2020.
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $178,000 and $239,000 in fiscal years 2021 and 2020, respectively, and were not material in fiscal year 2019.
Leases
Accounting for Leases as a Lessee - In its ordinary course of business, the Company enters into leases as a lessee generally for agricultural land and packinghouse equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating and finance leases are included in other assets, accrued liabilities and other long-term liabilities on its consolidated balance sheets. Lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses either its incremental borrowing rate based on the information available at commencement date, or the rate implicit in the lease, if known, in determining the present value of future payments.
Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to recognize lease expense for these leases on a straight-line basis over the lease term. The Company has material leases with related parties which are further described in Note 15 - Related-Party Transactions.
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
Basic and Diluted Net Loss per Share
Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2021, 2020 and 2019.
Diluted net loss per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share using the treasury stock method. The Company’s unvested, restricted stock awards qualify as participating shares.

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
In fiscal year 2021, the Company decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company.
During 2021, the Society of Actuaries (SOA) released a new mortality improvement scale table, referred to as MP-2021, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. In addition, during fiscal year 2021, the assumed discount rate to measure the pension obligation decreased to 2.6%. The Company used the latest mortality tables released by the SOA through October 2021 to measure its pension obligation as of October 31, 2021 and combined with the assumed discount rate and other demographic assumptions, its pension liability decreased by approximately $2,699,000 as of October 31, 2021. Further changes in any of these estimates could materially affect the amounts recorded that are related to the Company's defined benefit retirement plan.
Recent Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs
This amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.
ASU 2016-13 is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU effective November 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
FASB ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
This amendment simplifies accounting for convertible instruments by removing major separation models currently required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Acquisitions (continued)
Trapani Fresh Business Combination
On May 30, 2019, the Company acquired a 51% interest in a joint venture, Trapani Fresh, formed with FGF Trapani ("FGF"), a multi-generational, family owned citrus operation in Argentina. To consummate the transaction, the Company formed a subsidiary under the name Limoneira Argentina S.A.U. (“Limoneira Argentina”) as the managing partner and acquired a 51% interest in an Argentine Trust that held a 75% interest in Finca Santa Clara (“Santa Clara”), a ranch with approximately 1,200 acres of planted lemons. Trapani Fresh controls the trust and grows fresh citrus.
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
Goodwill of $123,000 relates to synergies of the operations, was allocated to the fresh lemons segment and was not deductible for tax purposes. Revenue of $14,651,000 and net income of $999,000 of Trapani Fresh were included in the Company’s consolidated statement of operations from the acquisition date to the period ended October 31, 2019. The unaudited, pro forma consolidated statement of operations as if Trapani Fresh had been included in the consolidated results of the Company for the year ended October 31, 2019 would have resulted in revenues of $177,625,000 and net loss of $6,092,000.
In June 2021, the Company entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to FGF. These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3,900,000 over an 8-year term in 16 equal installments. Payments to be received are secured by FGF’s interest in land parcels at the Santa Clara ranch and consist of a $1,200,000 note receivable and $2,700,000 of royalty payments. There was no material gain or loss recognized on the transaction. In August 2021, the Company entered into several additional agreements whereby the additional 25% interest in Santa Clara was transferred into the trust resulting in the trust now holding a 100% interest in Santa Clara. Trapani Fresh owns and operates the 1,200-acre Santa Clara ranch and now sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its export customers. As a result of this transaction, Trapani Fresh now recognizes lemon revenues at the market price less packinghouse charges to harvest, pack and market the fruit.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Fair Value Measurements (continued)
At October 31, 2019, the Company owned equity securities consisting of marketable securities in Calavo common stock of 200,000 shares representing approximately 1.1% of Calavo’s outstanding common stock at a stock price of $86.73 per share. These securities were measured at fair value by quoted market prices and changes in fair value were included in the statement of operations. In fiscal year 2020, the Company sold all 200,000 shares of Calavo common stock for a total of $11,048,000, recognizing a loss of $6,299,000. In fiscal year 2019, the Company sold 50,000 shares of Calavo common stock for a total of $4,785,000, recognizing a loss of $2,117,000.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2021	2020
Prepaid supplies and insurance	$2,521	$2,080
Note receivable and related interest	2,438	2,490
Real estate development held for sale	2,543	2,543
Sales tax receivable	909	1,867
Lemon supplier advances and other	2,298	1,708
	$10,709	$10,688
6. Property, Plant and Equipment
Property, plant and equipment consists of the following at October 31 (in thousands):

	2021	2020
Land	$95,868	$96,334
Land improvements	35,440	33,733
Buildings and building improvements	48,565	48,441
Equipment	62,598	60,124
Orchards	63,454	61,098
Construction in progress	22,477	20,469
	328,402	320,199
Less accumulated depreciation	(85,982)	(77,550)
	$242,420	$242,649
Depreciation expense was $8,883,000, $9,098,000 and $7,944,000 for fiscal years 2021, 2020 and 2019, respectively.
In August 2020, the Company sold property located in Lindsay, California. The Company received net proceeds of $6,011,000 after transaction and other costs, and recorded a loss of approximately $424,000, which is included in loss (gain) on disposal of assets in the consolidated statements of operations.
In September 2019, the Company sold its multi-use Mercantile property consisting of a retail convenience store, gas station, car wash and quick serve restaurant located in Santa Paula, California. The Company received net proceeds of $4,000,000 and recognized a gain of approximately $586,000, which is included in loss (gain) on disposal of assets in the consolidated statement of operations.
7. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2021	2020
East Area I - Retained property	$13,335	$13,169
East Area II	9,493	8,467
	$22,828	$21,636

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Real Estate Development (continued)
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the "Transaction Date"), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB and sold a 50% interest in LLCB to Lewis for $20,000,000.
The Company and the joint venture also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, the joint venture will transfer certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,771,000 and $5,300,000 at October 31, 2021 and 2020, respectively, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023. The interest rate on the Loan is LIBOR plus 2.85%, and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The joint venture had an outstanding balance of zero as of October 31, 2021. The Loan has a one year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35,000,000 during the extension period.
In February 2018, certain principals from Lewis and by the Company guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. The extension had no impact on the Company's guarantee value. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the joint venture.
In February 2020, the Company and Lewis each loaned $1,800,000 to LLCB at an interest rate of 4.6%, which was repaid in June 2020.
Through October 31, 2021, the joint venture has closed sales of the initial residential lots representing 586 residential units.
Other Real Estate Development Projects
The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in the second quarter of fiscal year 2022. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At October 31, 2021 and 2020, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.
During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but has been periodically extended with principal payments totaling $400,000 received through October 31, 2021. In November 2021, the promissory note was further extended to June 30, 2022 upon making a principal paydown of $250,000, which was paid in November 2021, and revising the interest rate to 4.00% per annum, with an option to further extend the maturity date of the promissory note to September 30, 2022 upon making an additional principal paydown of $250,000. At October 31, 2021, the net carrying value of the note was $2,600,000 and classified in prepaid expenses and other current assets.

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
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $200,000, $210,000 and $159,000 in fiscal years 2021, 2020 and 2019, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,681,000, $1,037,000 and $1,674,000 in fiscal years 2021, 2020 and 2019, respectively. Fruit proceeds due to Del Mar were $694,000 and $334,000 at October 31, 2021 and 2020, respectively, and are included in grower’s payable in the accompanying consolidated balance sheets.
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
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings (losses) of investments. Amortization amounted to $180,000, $180,000 and $298,000 for fiscal years 2021, 2020 and 2019, respectively, and is estimated to be approximately $118,000 $87,000 and $76,000 per year for years ending October 31, 2022 through October 31, 2024, respectively, and immaterial thereafter.
The Company recognized $3,405,000, $3,975,000 and $3,741,000 of lemon sales to Rosales in fiscal years 2021, 2020 and 2019, respectively. In fiscal years 2021, 2020 and 2019, the aggregate amount of lemons and oranges procured from Rosales was $5,304,000, $3,190,000 and $4,315,000, respectively. Amounts due from (to) Rosales were $1,570,000 and $(954,000) at October 31, 2021 and 2020, respectively, and are included in receivables/other from related parties and payables to related parties, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
Limoneira Lewis Community Builders, LLC (“LLCB”)
As described in Note 7 – Real Estate Development, the Company has a joint venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was deemed significant for the years ended October 31, 2021 and 2019 but was not deemed significant for the year ended October 31, 2020. Therefore, the audited financial statements of LLCB for the years ended October 31, 2021, 2020 and 2019 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $51,416,000 as of October 31, 2021. The basis difference of $8,801,000 at October 31, 2021 is primarily comprised of capitalized interest, amounts related to the loan guarantee and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized in fiscal years 2021, 2020 and 2019 totaled $1,434,000, $1,060,000 and $1,498,000, respectively. The Company's share of LLCB's net income for fiscal years 2021, 2020 and 2019 prior to basis amortization was $4,508,000, $1,386,000 and $4,368,000, respectively.
The following is financial information of the equity method investees for fiscal years 2021, 2020 and 2019 (in thousands):

2021	Del Mar	Romney	Rosales	LLCB
Current assets	$492	$—	$3,544	$108,964
Non-current assets	$865	$617	$2,406	$—
Current liabilities	$—	$—	$2,362	$4,708
Non-current liabilities	$—	$—	$2,083	$—
Revenues	$2,059	$17	$9,862	$42,853
Operating income (loss)	$1,052	$(4)	$438	$9,087
Net income (loss)	$1,052	$(4)	$35	$9,087
2020
Current assets	$270	$—	$4,564	$130,171
Non-current assets	$817	$670	$2,218	$—
Current liabilities	$—	$—	$3,540	$35,002
Non-current liabilities	$—	$—	$1,449	$—
Revenues	$930	$20	$10,097	$25,906
Operating (loss) income	$(109)	$(2)	$1,216	$2,615
Net (loss) income	$(109)	$(2)	$476	$2,615
2019
Revenues	$2,290	$15	$8,898	$37,788
Operating income (loss)	$1,299	$(5)	$403	$10,001
Net income (loss)	$1,299	$(5)	$288	$10,001

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Equity in Investments (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	Total
Investment balance October 31, 2018	$1,935	$512	$2,191	$14,060	$18,698
Equity earnings (losses)	366	—	(163)	2,870	3,073
Cash distributions	(351)	—	(283)	—	(634)
Investment contributions	—	—	—	4,000	4,000
Capitalized interest adjustment	—	—	—	(267)	(267)
Reclassification of sale and leaseback deferral	—	—	—	33,353	33,353
Investment balance October 31, 2019	1,950	512	1,745	54,016	58,223
Equity earnings (losses)	(30)	(1)	44	326	339
Investment contributions	—	—	—	2,800	2,800
Foreign currency adjustments	—	—	(148)	—	(148)
Investment balance October 31, 2020	1,920	511	1,641	57,142	61,214
Equity earnings (losses)	296	(3)	(164)	3,074	3,203
Cash distributions	(219)	—	(106)	—	(325)
Foreign currency adjustments	—	—	(20)	—	(20)
Investment balance October 31, 2021	$1,997	$508	$1,351	$60,216	$64,072
9. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2019	$1,839
Trapani Fresh purchase price adjustment	(297)
Foreign currency translation adjustment	(7)
Balance at October 31, 2020	1,535
Foreign currency translation adjustment	(8)
Balance at October 31, 2021	$1,527
See Note 3 - Acquisitions for additional information regarding the Trapani Fresh purchase price adjustment.
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2021 with no impairment noted. The Company did not incur any goodwill impairment losses in fiscal years 2021, 2020 or 2019, as the estimated fair values of its reporting units were in excess of their carrying values.
As of October 31, 2021, the Company has allocated goodwill to its reportable segments as follows: Fresh Lemons $957,000 and Lemon Packing $570,000.
During the fiscal year ended October 31, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Goodwill and Intangible Assets, Net (continued)
Intangible assets consisted of the following as of October 31, 2021 and 2020 (in thousands):

	October 31, 2021				October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Intangible assets:
Trade names and trademarks	$2,108	$(663)	$1,445	8	$3,771	$(947)	$2,824	10
Customer relationships	4,037	(1,209)	2,828	9	5,010	(989)	4,021	9
Non-competition agreement	437	(22)	415	8	1,040	(147)	893	10
Acquired water and mineral rights	3,641	—	3,641	Indefinite	$3,571	$—	$3,571	Indefinite
Intangible assets	$10,223	$(1,894)	$8,329		$13,392	$(2,083)	$11,309
Amortization expense totaled $929,000, $999,000, and $689,000 for the years ended October 31, 2021, 2020 and 2019, respectively.
Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2022	$724
2023	724
2024	716
2025	711
2026	711
Thereafter	1,102
$4,688
10. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of October 31, 2021 and 2020 were $5,994,000 and $5,563,000, respectively.
11. Accrued Liabilities
Accrued liabilities consist of the following at October 31 (in thousands):

	2021	2020
Compensation	$2,112	$2,275
Property taxes	676	683
Lemon and orange supplier payables	—	1,346
Operating expenses	1,203	938
Leases	604	959
Other	1,947	1,746
	$6,542	$7,947

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt
Long-term debt is comprised of the following at October 31 (in thousands):

	2021	2020
Farm Credit West revolving and non-revolving lines of credit: The interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.09% at October 31, 2021, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77% through July 1, 2022, 3.57% through July 1, 2025 and variable interest thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$111,293	$102,251

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	809	1,438

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	974	1,029

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	8,004	8,433

Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments though March 2036.	5,892	6,220

Wells Fargo term loan: The loan was repaid in August 2021 with proceeds from the Farm Credit West term loan.	—	3,491

Farm Credit West term loan: Effective August 2, 2021, the interest rate was fixed at 3.19%. The loan is payable in monthly installments through September 2026.	2,475	—

Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	1,011	1,205

Note Payable: The interest rate ranges from 5.00% to 7.00% and was 6.50% at October 31, 2021. The loan includes interest-only monthly payments and principal is due in February 2023.	1,435	1,435

Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments beginning February 2021 through September 2024.	411	522

Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments beginning September 2021 through September 2026.	652	—
Subtotal	132,956	126,024
Less deferred financing costs, net of accumulated amortization	131	176
Total long-term debt, net	132,825	125,848
Less current portion	2,472	3,277
Long-term debt, less current portion	$130,353	$122,571
In August 2021, the Company entered into an equipment finance agreement (the "FCW term loan") with Farm Credit West, PCA (the “Lender”) and used the proceeds to pay off the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026. There were no unamortized debt financing costs related to the Wells Fargo term loan and no capitalized financing costs related to the FCW term loan.
In June 2021, the Company entered into a Master Loan Agreement (the “MLA”) with Lender dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to fixed interest rate for a period of time as described in the table above ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026. Debt financing costs related to the MLA agreement were immaterial.

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
The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. As of October 31, 2021, the Company's outstanding borrowings under the revolving and non-revolving lines of credit were $111,293,000 and it had $18,707,000 of availability. For amounts outstanding under both Supplements, interest will begin to be charged on the date the Lender disburses principal and will continue until the outstanding indebtedness under the Supplements is paid in full with interest.
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
The initial interest rate in effect under the Non-Revolving Credit Supplement is a fixed interest rate of 4.77% through July 1, 2022 and then will convert to a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the corresponding interest rate group. Any amount outstanding under the Non-Revolving Credit Supplement is due and payable in full on July 1, 2026. The Company may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, the Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.
All indebtedness under the MLA and RELOC, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with Lender, Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Tulare and Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specified debt service coverage ratio on an annual basis. In December 2021, the Lender modified the covenant to defer measurement at October 31, 2021 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2022.
The Company received annual cash patronage dividends from Farm Credit West of $1,170,000, $1,566,000 and $853,000 in fiscal years 2021, 2020 and 2019, respectively.
In August 2021, PDA and San Pablo entered into term loan agreements for an aggregate amount of approximately $652,000. These small business loans are guaranteed by the Chilean government in response to economic instability caused by the COVID-19 pandemic. The unsecured loans mature in August 2025 and September 2026, bear interest at fixed rates of 3.48% and 4.26%, respectively, and are payable in monthly installments beginning September 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Long-Term Debt (continued)
In July and September 2020, PDA and San Pablo entered into term loan agreements for an aggregate amount of approximately $522,000. These small business loans are guaranteed by the Chilean government in response to economic instability caused by the COVID-19 pandemic. The unsecured loans mature in July 2024 and September 2024, bear interest at fixed rates of 3.48% and are payable in monthly installments beginning February 2021 and April 2021, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $1,110,000, $921,000 and $1,369,000 during the fiscal years ended 2021, 2020 and 2019, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs was $131,000 and $176,000, net of amortization at October 31, 2021 and 2020, respectively, and was included in long-term debt on the Company’s consolidated balance sheet.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2022	$2,472
2023	3,385
2024	1,815
2025	2,092
2026	112,749
Thereafter	10,443
$132,956
13. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 21 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of October 31 (in thousands):

	2021	2020
Land	$3,516	$3,522
Buildings, equipment and building improvements	18,712	18,516
Less: accumulated depreciation	(6,331)	(5,691)
Property, plant and equipment, net under operating leases	$15,897	$16,347
Depreciation expense for assets under operating leases was approximately $669,000 and $664,000 for the fiscal years 2021 and 2020, respectively.
The Company’s rental operations revenue consists of the following (in thousands):

	Year ended October 31,
	2021	2020
Operating lease revenue	$4,329	$4,287
Variable lease revenue	317	335
Total lease revenue	$4,646	$4,622

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Leases (continued)
Lessor Arrangements (continued)
The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2021 are as follows (in thousands):

2022	$1,274
2023	1,100
2024	822
2025	823
2026	167
Thereafter	675
Total	$4,861
The Company’s rental operations revenue included contingent rental revenue of $355,000 for fiscal year 2019.
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse equipment with remaining lease terms ranging from one to 16 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating lease costs were $606,000 and $559,000 and variable lease costs were $288,000 and immaterial, for the fiscal years 2021 and 2020, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Finance lease costs and short term lease costs were immaterial for both years.
Supplemental balance sheet information related to leases consists of the following as of October 31 (in thousands):

	Classification	2021	2020
Assets
Operating lease ROU assets	Other assets	$2,041	$2,053
Finance lease assets	Other assets	1,142	—
		$3,183	$2,053

Liabilities
Current operating lease liabilities	Accrued liabilities and payables to related parties	$488	$521
Current finance lease liabilities	Accrued liabilities	249	—
Non-current operating lease liabilities	Other long-term liabilities	1,648	1,610
Non-current finance lease liabilities	Other long-term liabilities	884	—
Total operating lease liabilities		$3,269	$2,131

Weighted-average remaining lease term (in years)
Operating leases		10.9	11.0
Finance leases		4.9	—
Weighted-average discount rate
Operating leases		3.7%	3.8%
Finance leases		3.3%	—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Leases (continued)
Lessee Arrangements (continued)
Supplemental cash flow information related to leases consists of the following (in thousands):

	Year ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$603	$559
Operating cash outflows from finance leases	$3	$—
Financing cash outflows from finance leases	$18	$—
ROU assets obtained in exchange for new operating lease liabilities	$271	$108
Leased assets obtained in exchange for new finance lease liabilities	$1,151	$—
Future minimum lease payments under non-cancellable leases for each of the subsequent five fiscal years and thereafter are as follows (in thousands), which excludes $448,000 of operating lease payments for leases that have been signed but not commenced:

	Operating	Finance	Total
2022	$488	$249	$737
2023	312	249	561
2024	281	249	530
2025	210	249	459
2026	134	229	363
Thereafter	1,192	—	1,192
Total lease payments	2,617	1,225	3,842
Less: Imputed interest	(481)	(92)	(573)
Present value of lease liabilities	$2,136	$1,133	$3,269
In addition to operating and finance lease commitments, the Company also has a contract for pollination services which does not meet the definition of a lease, with minimum future payments of $307,000 and $51,000 in fiscal years 2022 and 2023, respectively.
Total lease expense for fiscal year 2019 was $733,000, which was included in agribusiness costs and expenses in the Company’s consolidated statements of operations.
14. Earnings Per Share
Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2021, 2020 and 2019. The computations for basic and diluted net loss per common share are as follows (in thousands, except per share amounts):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Earnings Per Share (continued)

	Year ended October 31,
	2021	2020	2019
Basic net loss per common share:
Net loss applicable to common stock	$(3,942)	$(16,936)	$(6,444)
Effect of unvested, restricted stock	(35)	(44)	(51)
Numerator: Net loss for basic EPS	(3,977)	(16,980)	(6,495)
Denominator: Weighted average common shares-basic	17,555	17,666	17,580
Basic net loss per common share	$(0.23)	$(0.96)	$(0.37)

Diluted net loss per common share:
Numerator: Net loss for diluted EPS	$(3,977)	$(16,980)	$(6,495)
Weighted average common shares-basic	17,555	17,666	17,580
Effect of dilutive unvested, restricted stock and preferred stock	—	—	—
Denominator: Weighted average common shares-diluted	17,555	17,666	17,580
Diluted net loss per common share	$(0.23)	$(0.96)	$(0.37)
Diluted net loss per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. The Company excluded 117,000, 164,000 and 119,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted losses per share for the fiscal years ended October 31, 2021, 2020 and 2019, respectively.
15. Related-Party Transactions
The Company has transactions with equity method investments and various related-parties summarized in Note 8 - Equity in Investments and in the tables below (in thousands):

		October 31, 2021				October 31, 2020
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$432	$40	$—	$—	$64	$64	$—
3	Cooperative association	$—	$—	$19	$—	$—	$—	$123	$—
5	Cadiz / Fenner / WAM	$—	$1,386	$273	$1,297	$—	$1,443	$182	$1,353
6	Colorado River Growers	$—	$—	$—	$—	$81	$—	$—	$—
8	FGF	$4,598	$980	$832	$—	$2,213	$—	$604	$—
9	LLCB	$—	$—	$5,771	$—	$—	$—	$5,300	$—
11	Third party growers	$—	$—	$41	$—	$—	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions (continued)

		Year Ended October 31, 2021				Year Ended October 31, 2020
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$814	$—	$—	$—	$785	$—	$—	$—
2	Mutual water companies	$—	$—	$1,160	$—	$—	$—	$894	$—	$—
3	Cooperative association	$—	$—	$1,750	$—	$—	$—	$1,849	$—	$—
4	Calavo	$6,594	$320	$721	$503	$8,806	$330	$1,223	$220	$503
5	Cadiz / Fenner / WAM	$—	$—	$338	$—	$—	$—	$240	$—	$—
6	Colorado River Growers	$157	$—	$2,772	$—	$603	$—	$6,613	$—	$—
7	YMIDD	$—	$—	$123	$—	$—	$—	$139	$—	$—
8	FGF	$4,129	$—	$2,884	$—	$10,338	$—	$13,478	$—	$—
10	Freska	$128	$—	$150	$—	$—	$—	$—	$—	$—
11	Third party growers	$—	$—	$147	$—	$—	$—	$—	$—	$—

		Year Ended October 31, 2019
		Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$744	$—	$—	$—
2	Mutual water companies	$—	$—	$838	$—	$—
3	Cooperative association	$—	$—	$1,687	$—	$—
4	Calavo	$3,080	$400	$1,096	$250	$506
5	Cadiz / Fenner / WAM	$—	$—	$186	$—	$—
6	Colorado River Growers	$306	$—	$5,476	$—	$—
7	YMIDD	$—	$—	$150	$—	$—
8	FGF	$14,471	$—	$10,300	$—	$—
11	Third party growers	$—	$—	$10	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at October 31, 2021 and 2020.
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
(4) Calavo - The Company had an investment in Calavo through March 2020 and has representation on the board of directors and Calavo has an investment in the Company. The Company recorded dividend income on its investment in Calavo, paid dividends to Calavo and had avocado sales to Calavo. Additionally, the Company leases office space to Calavo and purchases storage services from Calavo.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Related-Party Transactions (continued)
(6) Colorado River Growers, Inc. (“CRG”) - The Company had representation on the board of directors of CRG, a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. CRG was dissolved in August 2021. The Company paid harvest expense to CRG and provided harvest management and administrative services to CRG.
(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had amounts payable to them for such purchases.
(8) FGF - The Company advances funds to FGF for fruit purchases, which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. Effective March 1, 2021, Trapani Fresh sells the lemons it grows to FGF, who packs, markets, and sells the fruit to its customers. The Company also records revenue related to the licensing of intangible assets to FGF.
(9) LLCB - Refer to Note 7 - Real Estate Development.
(10) Freska - A member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had avocado sales to Freska.
(11) Third party growers - A member of the Company’s board of directors markets lemons through the Company and the Company had payments due to the member of such lemon procurement.
16. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the years ended October 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
United States	$(1,459)	$(23,195)	$(6,285)
Foreign	(2,704)	(3,240)	(278)
Income before income taxes	$(4,163)	$(26,435)	$(6,563)
The components of the provisions for income taxes for fiscal years 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$37	$5,835	$(7)
State	40	332	563
Foreign	—	194	(232)
Total current benefit (provision)	77	6,361	324

Deferred:
Federal	(17)	640	998
State	127	1,177	(302)
Foreign	79	316	77
Total deferred benefit	189	2,133	773
Total income tax benefit	$266	$8,494	$1,097
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets at October 31, 2021 and 2020 are as follows (in thousands):

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)

	2021	2020
Deferred income tax assets:
Reserve and other accruals	$646	$643
Net operating losses	6,312	4,983
Right-of-use asset	531	578
Minimum pension liability adjustment	231	962
Amortization	—	325
Other assets	240	—
Interest expense limitation	2	306
Stock based compensation	493	549
Total deferred income tax assets	8,455	8,346
Valuation allowance	(1,324)	(540)
Total net deferred income tax assets	7,131	7,806

Deferred income tax liabilities:
Property taxes	(161)	(173)
Depreciation	(18,665)	(16,930)
Amortization	(242)	—
Land and other indefinite life assets	(6,581)	(6,905)
Investment in joint ventures and other basis adjustments	(3,510)	(4,097)
Right-of-use asset	(510)	(557)
Prepaids and receivables	(260)	—
Other	(55)	(1,241)
Total deferred income tax liabilities	(29,984)	(29,903)
Net deferred income tax liabilities	$(22,853)	$(22,097)

Deferred income taxes — noncurrent assets	$—	$333
Deferred income taxes — noncurrent liabilities	$(22,853)	$(22,430)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has recorded a valuation allowance of $1,324,000 on the net deferred tax assets of its subsidiaries in Argentina and Chile as of October 31, 2021 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future source of taxable income.
At October 31, 2021, the Company has recorded a deferred tax asset of $6,312,000 related to its federal, state, and foreign net operating loss carryforwards. The entire federal net operating loss is subject to the 80% taxable income limitation. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
Federal	17,443	Indefinite
State	21,277	10/31/2039
Chile	2,248	Indefinite
Holland	66	10/31/2025
Argentina	2,390	10/31/2025

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Income Taxes (continued)
At October 31, 2021, the Company had disallowed federal and state interest expense carryforwards of approximately zero and $2,065,000, respectively, that do not expire. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the domestic net operating loss and disallowed interest expense carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$874	(21.0)%	$5,551	(21.0)%	$1,351	(21.0)%
State income tax, net of federal benefit	224	(5.4)%	1,431	(5.4)%	316	(4.9)%
Dividend exclusion	—	—	27	(0.1)%	28	(0.4)%
Meals and entertainment	—	—	(18)	0.1%	(90)	1.4%
Transaction costs	—	—	—	—	(137)	2.1%
Shared-based compensation	(217)	5.2%	—	—	—	—
Executive compensation	(45)	1.1%	—	—%	—	—%
Tax law change	57	(1.4)%	1,948	(7.4)%	—	—
State rate adjustment	(78)	1.9%	(82)	0.3%	(109)	1.7%
Valuation allowance	(831)	20.0%	(168)	0.6%	(393)	6.1%
Foreign rate differential	130	(3.1)%	—	—	—	—
Noncontrolling interest	(83)	2.0%	(305)	1.1%	116	(1.8)%
Other permanent items	235	(5.7)%	110	(0.4)%	15	(0.3)%
Total income tax benefit	$266	(6.4)%	$8,494	(32.2)%	$1,097	(17.1)%
At October 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the impact of the CARES Act and recorded a tax benefit of $1,948,000 and an income tax refund of $5,801,000 due to its ability to carryback and obtain federal tax refund by utilizing net operating losses under the provisions of the CARES Act at October 31, 2021, of which $841,000 and $4,960,000 were received in October 2020 and December 2020, respectively. An additional $948,000 of California state refunds were received in the third quarter of fiscal year 2021.
17. Retirement Plans
The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by Wells Fargo Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company.
The Plan is funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during fiscal years 2021 or 2020. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The long-term target asset allocations are Cash 1% and Fixed Income 99%.
The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.
The components of net periodic benefit cost for the Plan for fiscal years 2021 and 2020 were as follows (in thousands):

	2021	2020
Administrative expenses	$277	$278
Interest cost	550	641
Expected return on plan assets	(867)	(990)
Prior service cost	45	45
Amortization of net loss	737	739
Net periodic benefit cost	$742	$713
Following is a summary of the Plan’s funded status as of October 31 (in thousands):

	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$22,898	$22,267
Administrative expenses	277	278
Interest cost	550	641
Benefits paid	(1,450)	(1,524)
Actuarial (gain) loss	(858)	1,236
Benefit obligation at end of year	$21,417	$22,898

Change in plan assets:
Fair value of plan assets at beginning of year	$19,352	$19,229
Actual return on plan assets	2,668	1,647
Benefits paid	(1,450)	(1,524)
Fair value of plan assets at end of year	$20,570	$19,352

Reconciliation of funded status:
Fair value of plan assets	$20,570	$19,352
Benefit obligations	21,417	22,898
Net plan obligations	$(847)	$(3,546)

Amounts recognized in statements of financial position:
Noncurrent liabilities	$(847)	$(3,546)
Net obligation recognized in statements of financial position	$(847)	$(3,546)

Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(99)	$(144)
Net loss	(2,766)	(6,162)
Accumulated other comprehensive loss	(2,865)	(6,306)
Accumulated contributions in excess of net periodic benefit cost	2,018	2,760
Net deficit recognized in statements of financial position	$(847)	$(3,546)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Retirement Plans (continued)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31, (in thousands):

	2021	2020
Changes recognized in other comprehensive income:
Net (gain) loss arising during the year	$(2,658)	$579
Amortization of prior service cost	(45)	(45)
Amortization of net loss	(737)	(739)
Total recognized in other comprehensive income	$(3,440)	$(205)

Total recognized in net periodic benefit and other comprehensive income	$(2,699)	$508
The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2021	2020
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.58%	2.50%

Assumptions used to determine net periodic benefit cost:
Discount rate	2.50%	3.00%
Expected return on plan assets	5.05%	5.66%

Additional year-end information:
Projected benefit obligation	$21,417	$22,898
Accumulated benefit obligation	$21,417	$22,898
Fair value of plan assets	$20,570	$19,352
Benefit payments are expected to be paid over the next 10 fiscal years as follows (in thousands):

2022	$1,120
2023	20,835
2024 - 2026	—
Next five years	—
$21,955
The following table sets forth the Plan’s assets as of October 31, 2021, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250	$—	$—	$250
Pooled funds	—	20,320	—	20,320
	$250	$20,320	$—	$20,570
The Company has a 401(k) plan in which an employee can participate after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes a matching contribution on these deferrals up to 4% of the employee’s annual earnings. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2021, 2020 and 2019, the Company contributed to the plan and recognized expenses of $546,000, $1,107,000 and $927,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During fiscal years 2015 thru 2017, a total of 15,210 shares of Series B preferred stock were converted into 190,124 shares of common stock.
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
Conversion: Each share of Series B-2 Preferred Stock is convertible into common stock at a conversion price equal to the greater of (a) the then-market price of the Company’s common stock based upon the closing price of the Company’s common stock on The NASDAQ Stock Market, LLC or on such other principal market on which the Company’s common stock may be trading or (b) $15.00 per share of common stock. Shares of Series B-2 Preferred Stock may be converted into common stock (i) at any time prior to the redemption thereof, or (ii) in the event the Option Agreement (as defined below) is terminated without all of the shares of Series B-2 Preferred Stock having been redeemed, within 30 calendar days following such termination.
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
Stock-based compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company's stock on the date of grant and all are classified as equity awards. The Stock Plan has 156,036 remaining shares available to be issued as of October 31, 2021.
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. During December 2021, 2020 and 2019, there were no Performance Awards of restricted stock granted for fiscal year 2021, 2020 or 2019 performance because the financial performance and other criteria were not met.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Stockholders’ Equity (continued)
Stock-based compensation
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2021, subsequent to fiscal year 2021, the Company granted 70,000 shares of common stock with a per share price of $14.96 to key executives under the Stock Plan. The related compensation expense of approximately $1,047,000 will be recognized equally over the next three years as the shares vest.
Director Awards
The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that vest upon grant (“Director Awards”).
A summary of the Performance, Executive, and Director awards granted under the Stock Plan during fiscal years 2021, 2020 and 2019, and the weighted average grant price is as follows:

	Year Ended October 31,
	2021		2020		2019
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	—	$—	—	$—	40,095	$18.74
Executive Awards	95,000	$15.26	95,000	$18.87	90,000	$19.84
Director Awards	30,663	$16.85	17,841	$20.05	15,642	$21.65
Total	125,663	$15.65	112,841	$19.06	145,737	$19.73
The Company recognized $2,582,000, $2,044,000 and $1,791,000 of stock-based compensation in fiscal years 2021, 2020 and 2019, respectively, of which substantially all of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $476,000, $400,000 and $324,000 for fiscal years 2021, 2020 and 2019, respectively. The total fair value of shares vested during the years ended October 31, 2021, 2020 and 2019 was $2,951,000, $2,365,000 and $1,788,000 respectively. The Company has unrecognized stock-based compensation expense of $1,963,000 as of October 31, 2021, which is expected to be recognized over the next two years as the shares vest. All unvested shares are expected to vest.
During fiscal years 2021, 2020 and 2019, respectively, members of management exchanged 46,993, 11,314 and 36,627 shares of common stock with fair values of $701,000, $213,000 and $606,000, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.
A summary of the status of the Company’s nonvested shares as of October 31, 2021, and changes during the year ended October 31, 2021, is presented below:

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2020	148,460	$19.85
Granted	125,663	$15.65
Vested	(161,123)	$18.31
Nonvested at October 31, 2021	113,000	$17.38
Treasury Stock
Share Repurchase Program
In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing it to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022; no shares have been repurchased under this program. In fiscal year 2020, the Company repurchased 250,977 shares for $3,493,000 under a program which expired in March 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Stockholders’ Equity (continued)
Dividend
On December 14, 2021, the Company declared a $0.075 per share dividend payable on January 14, 2022, in the aggregate amount of $1,328,000 to common shareholders of record as of December 27, 2021.
21. Fruit Growers Supply Cooperative
The Company is a member of Fruit Growers Supply (“FGS”), a cooperative supply corporation. FGS is the manufacturing and supply affiliate of Sunkist and allocates after-tax earnings derived from non-member business to members. The Company records allocations disbursed by FGS as reductions of agribusiness expenses. The Company had been allocated $729,000, of which the Company received dividends of $216,000, $513,000 and zero in fiscal years 2021, 2020 and 2019, respectively, and there are no remaining allocations outstanding as of October 31, 2021.
22. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops. Revenues related to rental operations are included in “Corporate and Other.”
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, total other income (expense) and income taxes, or specifically identify them to its operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers and suppliers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.
Segment information for fiscal year 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$125,448	$17,514	$—	$6,784	$11,635	$161,381	$4,646	$166,027
Intersegment revenue	—	25,637	(25,637)	—	—	—	—	—
Total net revenues	125,448	43,151	(25,637)	6,784	11,635	161,381	4,646	166,027
Costs and expenses	116,117	36,018	(25,637)	4,211	9,157	139,866	22,682	162,548
Depreciation and amortization	—	—	—	—	—	8,626	1,186	9,812
Operating income (loss)	$9,331	$7,133	$—	$2,573	$2,478	$12,889	$(19,222)	$(6,333)
Segment information for fiscal year 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$124,150	$13,413	$—	$8,806	$13,568	$159,937	$4,622	$164,559
Intersegment revenue	—	36,820	(36,820)	—	—	—	—	—
Total net revenues	124,150	50,233	(36,820)	8,806	13,568	159,937	4,622	164,559
Costs and expenses	125,305	42,563	(36,820)	5,168	12,122	148,338	25,132	173,470
Depreciation and amortization	—	—	—	—	—	8,943	1,154	10,097
Operating (loss) income	$(1,155)	$7,670	$—	$3,638	$1,446	$2,656	$(21,664)	$(19,008)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. Segment Information (continued)
Segment information for fiscal year 2019 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$134,342	$15,629	$—	$5,391	$11,187	$166,549	$4,849	$171,398
Intersegment revenue	—	30,073	(30,073)	—	—	—	—	—
Total net revenues	134,342	45,702	(30,073)	5,391	11,187	166,549	4,849	171,398
Costs and expenses	120,998	37,639	(30,073)	3,150	13,035	144,749	23,530	168,279
Depreciation and amortization	—	—	—	—	—	7,623	1,010	8,633
Operating income (loss)	$13,344	$8,063	$—	$2,241	$(1,848)	$14,177	$(19,691)	$(5,514)
The following is a detail of other agribusiness revenues for fiscal years 2021, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2021	2020	2019
Oranges	$4,382	$7,722	$6,022
Specialty citrus and other crops	7,253	5,846	5,165
Other agribusiness revenues	$11,635	$13,568	$11,187

23. Subsequent Events
The Company has evaluated events subsequent to October 31, 2021 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as disclosed in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Remediation of Material Weakness. As previously disclosed in our Annual Report for the fiscal year ended October 31, 2020, although there were no material errors that resulted from control deficiencies, we identified a material weakness in our internal control over financial reporting related to the inadequate design and operating effectiveness of certain controls in the areas of journal entries and agribusiness revenues and expenses related to an acquired foreign subsidiary in the first year the subsidiary was included in management’s evaluation of the effectiveness of the Company’s internal control over financial reporting.
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
We assessed the impact of the remediated material weakness to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with GAAP and accurately reflect its financial position and results of operation for the year ended October 31, 2021. As a result, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” below.
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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2021. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards
President and Chief Executive Officer

Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limoneira Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021, of the Company and our report dated January 10, 2022, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
January 10, 2022

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2021 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements of Limoneira Company
Consolidated Balance Sheets at October 31, 2021 and 2020
Consolidated Statements of Operations for the years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules
Per Item 15(a)(2), list the following documents filed as part of the report: those financial statements required to be filed by Item 8 of this Form 10-K, and by paragraph (b) below.

(b)	Exhibits

See “Exhibit Index” set forth on page 88.

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

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2022.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on January 10, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Gordon E. Kimball	Chairman of the Board of Directors
Gordon E. Kimball

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Chief Financial Officer, Treasurer
Mark Palamountain	and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Amy Fukutomi	Director
Amy Fukutomi

/s/ Donald R. Rudkin	Director
Donald R. Rudkin

/s/ Edgar Terry	Director
Edgar Terry

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ Elizabeth Mora	Director
Elizabeth Mora

/s/ Jesus Loza	Director
Jesus Loza

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Robert M. Sawyer	Director
Robert M. Sawyer

/s/ Scott S. Slater	Director
Scott S. Slater

EXHIBIT INDEX

Exhibit No.	Description

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

3.5	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K, filed October 27, 2021 (File No. 001-34755))

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

10.11
Master Loan Agreement, dated May 1, 2012, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 2, 2012 (File No. 001-34755))

10.12
Promissory Note and Supplement to Master Loan Agreement, dated May 1, 2012, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed, May 2, 2012 (File No. 001-34755))

Exhibit No.	Description

10.13†
Limoneira Company Amended and Restated 2010 Omnibus Incentive Plan, as amended on March 28, 2017 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

10.14†	Limoneira Company Management Incentive Plan 2009-2010 (Incorporated by reference to exhibit 10.16 of the Company’s Form 10-K, filed January 26, 2011 (File No. 001-34755))

10.15†
Limoneira Stock Grant Performance Bonus Plan (Incorporated by reference to exhibit 10.15 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.16
Pre-Annexation and Development Agreement, dated March 3, 2008, by and between the City of Santa Paula and Limoneira Company (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.17
Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al., Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.18
Option Agreement, dated February 27, 2013, by and among the Company, Jason B. Rushing as Trustee of the Jason B. Rushing Trust, Jennifer R. Rushing as trustee for the Jennifer R. Rushing Revocable trust, Zella A. Rushing as trustee of the 1988 Zella Rushing Trust (Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed June 10, 2013 (File No. 001-34755))

10.19
Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.20	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.21
Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.22
Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.23
Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International, LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.24
Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.25
General Conditions of the Contract and Agreement, dated October 1, 2013, by and between Limoneira company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

Exhibit No.	Description

10.26
Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Sevilla Property (Incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.27
Purchase and Sale Agreement and Escrow Instructions, dated November 29, 2013, by and between Templeton Santa Barbara, LLC and MI Land, LLC related to the sale of the Pacific Crest Property (Incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.28
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.29
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.30
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.31
Interim Funding Agreement, dated December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

10.32
Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001- 34755))

10.33
Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.34
Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 18, 2016 (File No. 001-34755))

10.35
Lease Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.36
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed, November 16, 2015 (File No. 001-34755)

10.37†
Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.38
Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, file June 21, 2017 (File No. 001-34755))

Exhibit No.	Description

10.39†
Revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.40
Non-revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-24755))

10.41†
Form of Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 29, 2018 (File No. 001-34755))

10.42
Revolving Credit Facility Supplement, dated January 29, 2018, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2018 (File No. 001-34755))

10.43
Line of Credit Loan Agreement, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.44
Unsecured Line of Credit Promissory Note, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.45
Guaranty Agreement, dated February 22, 2018, by and among Richard A. Lewis, individually and as Trustee of the Richard A. Lewis Revocable Trust u/d/t dated August 16, 2004 , Robert E. Lewis, individually and as Trustee of the Robert E. Lewis Revocable Trust u/d/t dated August 17, 2004, Roger G. Lewis, individually and as Trustee of the Roger G. Lewis Revocable Trust u/d/t dated August 20, 2004, Randall W. Lewis, individually and as Trustee of the Randall W. Lewis Revocable Trust u/d/t dated September 1, 2006, and Limoneira Company (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.46†
Form of Restricted Share Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 11, 2018 (File No. 001-34755))

10.47
Asset Purchase Agreement, dated July 24, 2018, by and between Limoneira Company and Oxnard Lemon Associates, Ltd. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2018 (File No. 001-34755))

10.48
Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.49
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.50
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.51
Agreement to Convert to Fixed Interest Rate, dated June 8, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

Exhibit No.	Description

16.1	Letter from Ernst & Young LLP, dated March 14, 2019 (Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K, filed March 14, 2019 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2021 and 2020

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Denotes management contracts and compensatory plans or arrangements.