Form 10-Q
period 2022-01-31
Limoneira CO
filed 2022-03-10
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022
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

As of February 28, 2022, there were 17,672,320 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this quarterly report include:

•negative impacts related to the COVID-19 pandemic and the effectiveness of our Company's responses to the pandemic;
•changes in laws, regulations, rules, quotas, tariffs, and import laws;
•adverse weather conditions, natural disasters and other adverse natural conditions, including freezes, rains, fires, winds and droughts that affect the production, transportation, storage, import and export of fresh produce;
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

These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 additional factors that could cause our actual results to differ from our projections or estimates, especially relating to the COVID-19 pandemic.

Many of these risks and uncertainties are currently amplified by, and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

All references to “we,” "us," “our,” “our Company,” "the Company" or "Limoneira" in this Quarterly Report on Form 10-Q mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	January 31, 2022	October 31, 2021
Assets
Current assets:
Cash	$816	$439
Accounts receivable, net	20,868	17,483
Cultural costs	4,846	7,500
Prepaid expenses and other current assets	12,848	10,709
Receivables/other from related parties	4,840	5,958
Total current assets	44,218	42,089

Property, plant and equipment, net	240,499	242,420
Real estate development	22,813	22,828
Equity in investments	64,123	64,072
Goodwill	1,528	1,527
Intangible assets, net	8,162	8,329
Other assets	12,579	11,011
Total assets	$393,922	$392,276

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,813	$8,963
Growers and suppliers payable	9,213	10,371
Accrued liabilities	7,370	6,542
Payables to related parties	7,811	6,976
Current portion of long-term debt	2,401	2,472
Total current liabilities	34,608	35,324
Long-term liabilities:
Long-term debt, less current portion	142,148	130,353
Deferred income taxes	20,230	22,853
Other long-term liabilities	5,524	4,501
Total liabilities	202,510	193,031
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2022 and October 31, 2021) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2022 and October 31, 2021) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2022 and October 31, 2021)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,951,015 and 17,936,377 shares issued and 17,700,038 and 17,685,400 shares outstanding at January 31, 2022 and October 31, 2021, respectively)	180	179
Additional paid-in capital	164,061	163,965
Retained earnings	13,581	21,552
Accumulated other comprehensive loss	(5,606)	(5,733)
Treasury stock, at cost, 250,977 shares at January 31, 2022 and October 31, 2021	(3,493)	(3,493)
Noncontrolling interest	11,879	11,965
Total stockholders' equity	180,602	188,435
Total liabilities and stockholders' equity	$393,922	$392,276
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended January 31,
	2022	2021
Net revenues:
Agribusiness	$38,083	$37,137
Other operations	1,191	1,138
Total net revenues	39,274	38,275
Costs and expenses:
Agribusiness	41,244	36,938
Other operations	1,074	1,082
Gain on disposal of assets	(85)	—
Selling, general and administrative	6,599	5,895
Total costs and expenses	48,832	43,915
Operating loss	(9,558)	(5,640)
Other income:
Interest income	21	43
Interest expense, net of patronage dividends	215	134
Equity in earnings of investments, net	51	366
Other income (expense), net	15	(6)
Total other income	302	537

Loss before income tax benefit	(9,256)	(5,103)
Income tax benefit	2,650	1,187
Net loss	(6,606)	(3,916)
Net loss (income) attributable to noncontrolling interest	88	(292)
Net loss attributable to Limoneira Company	(6,518)	(4,208)
Preferred dividends	(125)	(125)
Net loss attributable to common stock	$(6,643)	$(4,333)

Basic net loss per common share	$(0.38)	$(0.25)

Diluted net loss per common share	$(0.38)	$(0.25)

Weighted-average common shares outstanding-basic	17,448,000	17,405,000
Weighted-average common shares outstanding-diluted	17,448,000	17,405,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2022	2021
Net loss	$(6,606)	$(3,916)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	55	795
Minimum pension liability adjustment, net of tax of $27 and $51 for the three months ended January 31, 2022 and 2021, respectively.	72	134
Total other comprehensive income, net of tax	127	929
Comprehensive loss	(6,479)	(2,987)
Comprehensive loss (income) attributable to noncontrolling interest	86	(331)
Comprehensive loss attributable to Limoneira Company	$(6,393)	$(3,318)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2022	2021
Operating activities
Net loss	$(6,606)	$(3,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,480	2,501
Gain on disposal of assets	(85)	—
Stock compensation expense	997	1,066
Non-cash lease expense	152	121
Equity in earnings of investments, net	(51)	(366)
Deferred income taxes	(2,650)	(1,187)
Other, net	213	142
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(2,188)	(6,115)
Cultural costs	2,654	2,918
Prepaid expenses and other current assets	(1,676)	(255)
Income taxes receivable	—	4,963
Other assets	29	(54)
Accounts payable and growers and suppliers payable	(2,666)	(307)
Accrued liabilities and payables to related parties	1,347	(1,116)
Other long-term liabilities	(112)	(185)
Net cash used in operating activities	(8,162)	(1,790)
Investing activities
Capital expenditures	(2,080)	(3,415)
Net proceeds from sale of assets	1,090	—
Collection on loan and note receivable	250	25
Investments in mutual water companies and water rights	—	(190)
Net cash used in investing activities	(740)	(3,580)
Financing activities
Borrowings of long-term debt	44,439	27,632
Repayments of long-term debt	(32,731)	(18,798)
Principal paid on finance leases	(69)	—
Dividends paid – common	(1,328)	(1,324)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(900)	(700)
Net cash provided by financing activities	9,286	6,685
Effect of exchange rate changes on cash	(7)	25
Net increase in cash	377	1,340
Cash at beginning of period	439	501
Cash at end of period	$816	$1,841

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three Months Ended January 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$618	$969
Cash paid (received) during the period for income taxes, net	$—	$(4,997)
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$25	$—
Accrued contribution obligation of investment in water company	$450	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Business

Limoneira Company (together with its consolidated subsidiaries, the “Company”) engages primarily in growing citrus and avocados, picking and hauling citrus, and packing, marketing and selling citrus. The Company is also engaged in residential rentals and other rental operations and real estate development activities.

The Company markets and sells citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Europe and other international markets. The Company is a member of Sunkist Growers, Inc. (“Sunkist”), an agricultural marketing cooperative, and sells a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.

Through fiscal year 2021, the Company sold the majority of its avocado production to Calavo Growers, Inc. (“Calavo”), a packing and marketing company listed on the NASDAQ Global Select Market under the symbol CVGW. In February 2022, the Company terminated its Avocado Marketing Agreement and the associated Letter Agreement Regarding Fruit Commitment with Calavo to pursue opportunities with other packing and marketing companies.

Basis of Presentation and Preparation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited interim consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Because the consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Comprehensive Loss

Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss primarily includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive loss is reported as a component of the Company's stockholders' equity.

The following table summarizes other comprehensive income by component (in thousands):

	Three Months Ended January 31,
	2022			2021
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$55	$—	$55	$795	$—	$795
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	99	(27)	72	185	(51)	134
Other comprehensive income	$154	$(27)	$127	$980	$(51)	$929

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

Comprehensive Loss (continued)

The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive income	55	72	127
Balance at January 31, 2022	$(3,699)	$(1,907)	$(5,606)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at October 31, 2020	$(3,069)	$(4,479)	$(7,548)
Other comprehensive income	795	134	929
Balance at January 31, 2021	$(2,274)	$(4,345)	$(6,619)

COVID-19 Pandemic

There is uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, which it believes was due to the COVID-19 pandemic, negatively impacted its sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first quarter of fiscal year 2022. The Company also expects COVID-19 to have some impact to its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2022 and beyond, is driven by estimates that contain uncertainties.

Recent Accounting Pronouncements

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

ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company adopted this ASU effective November 1, 2021 and the adoption did not have a material impact on its consolidated financial statements.

3. Concentrations and Geographic Information

Concentrations of credit risk with respect to revenues and trade receivable are limited due to a large, diverse customer base. Two individual customers represented 15% and 12% of revenue, respectively, for the three months ended January 31, 2022. One individual customer represented 23% of revenues for the three months ended January 31, 2021. One individual customer represented 12% of accounts receivable, net as of January 31, 2022. No individual customer represented more than 10% of accounts receivable, net as of October 31, 2021.

Lemons procured from third-party growers were 57% and 48% of the Company's lemon supply for the three months ended January 31, 2022 and 2021, respectively. One third-party grower was 20% and 26% of the lemon supply for the three months ended January 31, 2022 and 2021, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Concentrations and Geographic Information (continued)

During the three months ended January 31, 2022 and 2021, the Company had approximately $208,000 and $1,027,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the three months ended January 31, 2022 and 2021, the Company had approximately $147,000 and $1,671,000, respectively, of total sales in Argentina by Trapani Fresh.

Aggregate foreign exchange transaction losses realized for our foreign subsidiaries were immaterial for the three months ended January 31, 2022 and 2021.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2022	October 31, 2021
Prepaid supplies and insurance	$3,401	$2,521
Note receivable and related interest	2,188	2,438
Real estate development held for sale	2,543	2,543
Sales tax receivable	502	909
Lemon supplier advances and other	4,214	2,298
	$12,848	$10,709

5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	January 31, 2022	October 31, 2021
East Area I - Retained Property	$13,343	$13,335
East Area II	9,470	9,493
	$22,813	$22,828

East Area I, Retained Property and East Area II

In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB and sold a 50% interest in LLCB to Lewis for $20,000,000.

The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,771,000 at January 31, 2022 and October 31, 2021, which is included in payables to related parties.

In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The joint venture had an outstanding balance of $4,900,000 as of January 31, 2022. The Loan has a one year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35,000,000 during the extension period.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development (continued)

East Area I, Retained Property and East Area II (continued)

In February 2018, the Company and certain principals from Lewis guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in the joint venture.

Through January 31, 2022, the joint venture has closed the sales of the initial residential lots representing 586 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in the third quarter of fiscal year 2022. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At January 31, 2022 and October 31, 2021, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

During December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019 but has been periodically extended with principal payments totaling $400,000 received through October 31, 2021. In November 2021, the promissory note was further extended to June 30, 2022 upon making a principal paydown of $250,000, which was paid in November 2021, and revising the interest rate to 4.00% per annum, with an option to further extend the maturity date of the promissory note to September 30, 2022 upon making an additional principal paydown of $250,000 by May 31, 2022. At January 31, 2022, the net carrying value of the note was $2,350,000 and classified in prepaid expenses and other current assets.

6. Equity in Investments

Equity in investments consist of the following (in thousands):

	January 31, 2022	October 31, 2021
Limoneira Lewis Community Builders, LLC	$60,216	$60,216
Limco Del Mar, Ltd.	2,131	1,997
Rosales	1,270	1,351
Romney Property Partnership	506	508
	$64,123	$64,072

Amounts due from Rosales were $669,000 and $1,570,000 at January 31, 2022 and October 31, 2021, respectively, and are included in receivables/other from related parties.

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the three months ended January 31, 2022 and 2021, this threshold was not met for any of the Company's equity investments and thus summarized income statement information is not required in this Quarterly Report on Form 10-Q.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2021	$1,527
Foreign currency translation adjustment	1
Balance at January 31, 2022	$1,528

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2022.

Intangible assets consisted of the following (in thousands):

	January 31, 2022				October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(717)	1,391	8	$2,108	$(663)	$1,445	8
Customer relationships	4,037	(1,322)	2,715	9	4,037	(1,209)	2,828	9
Non-competition agreement	437	(36)	401	8	437	(22)	415	8
Acquired water and mineral rights	3,655	—	3,655	Indefinite	3,641	—	3,641	Indefinite
	$10,237	$(2,075)	$8,162		$10,223	$(1,894)	$8,329

Amortization expense totaled $181,000 and $263,000 for the three months ended January 31, 2022 and 2021, respectively. Estimated future amortization expense of intangible assets as of January 31, 2022 is as follows (in thousands):

2022 (excluding the three months ended January 31, 2022)	$543
2023	724
2024	716
2025	711
2026	711
Thereafter	1,102
$4,507
8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. As of January 31, 2022 and October 31, 2021, $6,454,000 and $5,994,000, respectively, were included in other assets.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2022	October 31, 2021
Compensation	$3,011	$2,112
Property taxes	202	676
Operating expenses	2,636	1,203
Leases	809	604
Other	712	1,947
	$7,370	$6,542

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2022	October 31, 2021
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.10% at January 31, 2022, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 4.77% through July 1, 2022, 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$113,845	$111,293
Farm Credit West revolving equity line of credit: the interest rate is variable based on the Lender's variable interest rate plan, which was 2.50% at January 31, 2022. The loan is payable in interest-only monthly payments through April 2023 and monthly principal and interest payments thereafter, through February 2043.	9,930	—
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	649	809
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through October 2035.	960	974
Farm Credit West term loan: Effective July 1, 2020, the interest rate was fixed at 3.24%. The loan is payable in monthly installments through March 2036.	7,895	8,004
Farm Credit West term loan: Effective July 1, 2020 the interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	5,809	5,892
Farm Credit West term loan: Effective August 2, 2021, the interest rate was fixed at 3.19%. The loan is payable in monthly installments through September 2026.	2,358	2,475
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	791	1,011
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 6.50% at January 31, 2022. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	379	411
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	618	652
Subtotal	144,669	132,956
Less deferred financing costs, net of accumulated amortization	120	131
Total long-term debt, net	144,549	132,825
Less current portion	2,401	2,472
Long-term debt, less current portion	$142,148	$130,353

In June 2021, the Company entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the "Lender") dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to fixed interest rate for a period of time as described in the table above ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with the Lender for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments. The interest rate is variable with monthly interest-only payments during the 3-year draw period and monthly principal and interest payments thereafter.

The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)

As of January 31, 2022 the Company's outstanding borrowings under the Supplements and RELOC were $123,775,000 and it had $6,225,000 available to borrow. For amounts outstanding under both Supplements and RELOC, interest will begin to be charged on the date the Lender disburses principal and will continue until the outstanding indebtedness under the Supplements is paid in full with interest.

The interest rate in effect under the Revolving Credit Supplement automatically adjusted commencing July 1, 2021 and on the first day of each month thereafter. The interest rate for any amount outstanding under the Revolving Credit Supplement will be based on the one-month LIBOR rate plus or minus an applicable margin. The applicable margin will range from 1.75% to 2.35% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On July 1, 2022, and on each one-year anniversary thereafter, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding LIBOR-based calculation to a variable interest rate. Any amounts outstanding under the Revolving Credit Supplement will be due and payable in full on July 1, 2026. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.

The initial interest rate in effect under the Non-Revolving Credit Supplement was a fixed interest rate of 4.77% through July 1, 2022 and then will convert to a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the applicable interest rate group. Any amount outstanding under the Non-Revolving Credit Supplement is due and payable in full on July 1, 2026. The Company may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, the Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.

The interest rate in effect under the RELOC is a variable interest rate established by the Lender corresponding to the applicable interest rate group, which was 2.50% as of January 31, 2022. The interest rate may be adjusted automatically under the provisions of the Lender's variable interest rate plan. Any amount outstanding under the RELOC is due and payable in full on February 1, 2043. The Company may prepay any amounts outstanding under the RELOC without penalty.

All indebtedness under the MLA and RELOC, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Tulare and Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.

The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio greater than or equal to 1.25:1 when measured at October 31, 2022 and annually thereafter.

In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances. The Company accrued the $1,575,000 dividend receivable in prepaid expenses and other current assets at January 31, 2022, which was received in the second quarter of fiscal year 2022. In December 2020, Farm Credit West declared an annual cash patronage dividend of 1.50% of average eligible loan balances. The Company accrued the $1,170,000 dividend receivable in prepaid expenses and other current assets at January 31, 2021, which was received in the second quarter of fiscal year 2021.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of zero during the three months ended January 31, 2022 and 2021, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

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

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2022	2021
Operating lease revenue	$1,118	$1,059
Variable lease revenue	73	79
Total lease revenue	$1,191	$1,138

Lessee Arrangements

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse and farming equipment with remaining lease terms ranging from one to 16 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Operating lease costs were $123,000 and $142,000 for the three months ended January 31, 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Finance lease costs and variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2022	October 31, 2021
Assets
Operating lease ROU assets	Other assets	$2,242	$2,041
Finance lease assets	Other assets	2,116	1,142
Total lease assets		$4,358	$3,183

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$471	$488
Current finance lease liabilities	Accrued liabilities	473	249
Non-current operating lease liabilities	Other long-term liabilities	1,799	1,648
Non-current finance lease liabilities	Other long-term liabilities	1,612	884
Total lease liabilities		$4,355	$3,269

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessee Arrangements (continued)

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$189	$189
Operating cash outflows from finance leases	$12	$—
Financing cash outflows from finance leases	$69	$—
ROU assets obtained in exchange for new operating lease liabilities	$288	$271
Leased assets obtained in exchange for new finance lease liabilities	$1,020	$—

12. Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of unvested, restricted stock and conversion of preferred stock. The computations for basic and diluted net loss per common share are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,
	2022	2021
Basic net loss per common share:
Net loss applicable to common stock	$(6,643)	$(4,333)
Less: Earnings allocated to unvested, restricted stock	(13)	(18)
Numerator: Net loss for basic EPS	(6,656)	(4,351)
Denominator: Weighted average common shares-basic	17,448	17,405
Basic net loss per common share	$(0.38)	$(0.25)

Diluted net loss per common share:
Net loss for basic EPS	$(6,656)	$(4,351)
Effect of dilutive unvested, restricted stock and preferred stock	—	—
Numerator: Net loss for diluted EPS	(6,656)	(4,351)
Weighted average common shares–basic	17,448	17,405
Effect of dilutive unvested, restricted stock and preferred stock	—	—
Denominator: Weighted average common shares–diluted	17,448	17,405
Diluted net loss per common share	$(0.38)	$(0.25)

Diluted net loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three months ended January 31, 2022. The Company excluded 226,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted net loss per common share for the three months ended January 31, 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions

The Company has transactions with equity method investments and various related-parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		January 31, 2022				October 31, 2021
		Balance Sheet				Balance Sheet
Ref	Related-Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$459	$288	$—	$—	$432	$40	$—
3	Cooperative association	$—	$—	$83	$—	$—	$—	$19	$—
5	Cadiz / Fenner / WAM	$—	$1,347	$369	$1,258	$—	$1,386	$273	$1,297
8	FGF	$4,171	$980	$1,300	$—	$4,598	$980	$832	$—
9	LLCB	$—	$—	$5,771	$—	$—	$—	$5,771	$—
11	Third party growers	$—	$—	$—	$—	$—	$—	$41	$—

		Three Months Ended January 31, 2022				Three Months Ended January 31, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$211	$—	$—	$—	$198	$—	$—
2	Mutual water companies	$—	$—	$139	$—	$—	$—	$442	$—
3	Cooperative association	$—	$—	$365	$—	$—	$—	$157	$—
4	Calavo	$—	$80	$2	$126	$—	$79	$1	$126
5	Cadiz / Fenner / WAM	$—	$—	$717	$—	$—	$—	$150	$—
6	Colorado River Growers	$—	$—	$—	$—	$157	$—	$2,772	$—
7	YMIDD	$—	$—	$14	$—	$—	$—	$9	$—
8	FGF	$229	$—	$59	$—	$1,671	$—	$288	$—

(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at January 31, 2022 or October 31, 2021.

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

(4) Calavo - Through January 2022, the Company had representation on the board of directors of Calavo. Calavo owns common stock of the Company and the Company pays dividends on such common stock to Calavo. Additionally, the Company leases office space to Calavo.

(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU asset and corresponding lease liability.

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

(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had immaterial amounts payable to them for such purchases.

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

(9) LLCB - Refer to Note 5 - Real Estate Development.

(10) Freska - A member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had no avocado sales to Freska during the three months ended January 31, 2022 or 2021.

(11) Third party growers - A member of the Company's board of directors markets lemons through the Company. The Company had payments due to the member for such lemon procurement.

14. Income Taxes

The effective tax rate for the three months ended January 31, 2022 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of January 31, 2022. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2022.

15. Retirement Plans

The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by Wells Fargo Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021.

The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the three months ended January 31, 2022 and 2021. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

The components of net periodic pension cost for the Plan for the three months ended January 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended January 31,
	2022	2021
Administrative expenses	$180	$69
Interest cost	130	137
Expected return on plan assets	(127)	(236)
Prior service cost	11	11
Recognized actuarial loss	99	185
Net periodic benefit cost	$293	$166

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

The Company is party to a lawsuit, initiated on March 27, 2018, against Southern California Edison in Superior Court of the State of California, County of Los Angeles whereby the Company is claiming unspecified damages, attorneys' fees and other costs, as a result from the Thomas Fire in fiscal year 2018. While the outcome of this lawsuit is uncertain, the Company believes its claim for damages is valid.

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

Performance Awards

Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The Performance Awards are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. There were no Performance Awards granted for fiscal year 2021 because the financial performance and other criteria were not met.

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2021, the Company granted 70,000 shares of common stock with a per share price of $14.96 to key executives under the Stock Plan, of which 15,000 shares were forfeited on February 1, 2022 pursuant to a key executive's severance agreement. The related compensation expense of approximately $823,000 will be recognized equally over the next three years as the shares vest.

Director Awards

On an annual basis, the Company generally issues shares of common stock that vest upon grant to non-employee directors under the Stock Plan (“Director Awards”). During January 2021, 27,815 shares of common stock were granted as Director Awards. The Company recognized $469,000 of stock-based compensation to non-employee directors during the three months ended January 31, 2021.

During the three months ended January 31, 2022 and 2021, respectively, members of management exchanged 55,362 and 46,993 shares of common stock with fair values of $900,000 and $701,000, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

Treasury Stock

Share Repurchase Program

In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022; no shares have been repurchased under this program.

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

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $873,000 and specialty citrus and other crops of $876,000 for the three months ended January 31, 2022. Other agribusiness revenues consisted of oranges of $1,091,000 and specialty citrus and other crops of $1,849,000 for the three months ended January 31, 2021.

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

Segment information for the three months ended January 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,600	$5,968	$—	$766	$1,749	$38,083	$1,191	$39,274
Intersegment revenue	—	6,589	(6,589)	—	—	—	—	—
Total net revenues	29,600	12,557	(6,589)	766	1,749	38,083	1,191	39,274
Costs and expenses	32,161	10,556	(6,589)	321	2,610	39,059	7,293	46,352
Depreciation and amortization	—	—	—	—	—	2,185	295	2,480
Operating (loss) income	$(2,561)	$2,001	$—	$445	$(861)	$(3,161)	$(6,397)	$(9,558)

Segment information for the three months ended January 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,300	$4,897	$—	$—	$2,940	$37,137	$1,138	$38,275
Intersegment revenue	—	6,685	(6,685)	—	—	—	—	—
Total net revenues	29,300	11,582	(6,685)	—	2,940	37,137	1,138	38,275
Costs and expenses	29,507	9,531	(6,685)	—	2,373	34,726	6,688	41,414
Depreciation and amortization	—	—	—	—	—	2,212	289	2,501
Operating (loss) income	$(207)	$2,051	$—	$—	$567	$199	$(5,839)	$(5,640)

19. Subsequent Events

The Company has evaluated events subsequent to January 31, 2022 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Agribusiness Summary

We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We are one of the largest growers of lemons and avocados in the United States. In fiscal year 2021, we sold a majority of our avocados to Calavo. Additionally, we sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes to various wine producers.

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

California has experienced below average precipitation since 2018. According to the U.S. Drought Monitor, Ventura County was experiencing moderate drought conditions and Tulare and San Bernardino Counties were experiencing severe drought conditions as of January 31, 2022. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 5% of the contracted amount of water to San Joaquin Valley farmers in 2021 compared to 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. Beginning January 1, 2022, Arizona experienced water releases from Lake Mead reduced by approximately 18% of the state’s annual apportionment. We are assessing the impact these reductions may have on our Arizona orchards.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project and formed Limoneira Lewis Community Builders, LLC ("LLCB") as the development entity. LLCB has closed on lot sales representing 586 units from inception through January 31, 2022. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2021, we signed a Memorandum of Understanding with Wileman Bros. & Elliott, Inc. ("Wileman"), to form an alliance to sell their combined citrus volumes under Limoneira's One World of Citrus trademark. Wileman is a 95-year-old citrus business located in California’s Central Valley with a focus on oranges, mandarins and specialty citrus. Effective November 1, 2021, our oranges and certain specialty citrus will be packed by Wileman.

In February 2022, we terminated our Avocado Marketing Agreement and the associated Letter Agreement Regarding Fruit Commitment with Calavo to pursue opportunities with other packing and marketing companies.

In January 2022, we were notified of Alex M. Teague’s decision to retire as Senior Vice President and Chief Operating Officer of our Company, effective February 1, 2022. In connection with his retirement, we entered into a separation agreement with Mr. Teague whereas, (i) Mr. Teague will be paid one year of his annual base salary, which shall be paid in one lump sum within ninety (90) business days of January 12, 2022; (ii) twenty-three thousand nine hundred ninety-nine (23,999) shares of our common stock granted to Mr. Teague pursuant to the Limoneira Company Omnibus Incentive Plan shall fully vest; and (iii) Mr. Teague will receive certain other benefits as set forth in the agreement. As of January 31, 2022, we accrued $0.4 million cash severance and $0.3 million accelerated vesting of stock-based compensation.

On December 14, 2021, we declared a cash dividend of $0.075 per common share paid on January 14, 2022, in the aggregate amount of $1.3 million to stockholders of record as of December 27, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market has seen a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in mid-March 2020, resulting in a significant market oversupply. The export market for fresh product has also significantly declined due to the COVID-19 pandemic impacts. As of January 31, 2022, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was due to the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first quarter of fiscal year 2022. We also expect material adverse impacts on our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2021. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2022 compared to fiscal year 2021.

Given the economic uncertainty as a result of the COVID-19 pandemic over the past two years, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, and substantially reducing discretionary spending.

Although we are considered an essential business, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our customers and our results of operations and financial condition. Our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and customers or as required by federal, state, or local authorities. The full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2022 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2022	2021
Revenues:
Agribusiness	$38,083	$37,137
Other operations	1,191	1,138
Total net revenues	39,274	38,275
Costs and expenses:
Agribusiness	41,244	36,938
Other operations	1,074	1,082
Gain on disposal of assets	(85)	—
Selling, general and administrative	6,599	5,895
Total costs and expenses	48,832	43,915
Operating loss:
Agribusiness	(3,161)	199
Other operations	117	56
Gain on disposal of assets	85	—
Selling, general and administrative	(6,599)	(5,895)
Operating loss	(9,558)	(5,640)
Other income:
Interest income	21	43
Interest expense, net of patronage dividends	215	134
Equity in earnings of investments, net	51	366
Other income (expense), net	15	(6)
Total other income	302	537
Loss before income tax benefit	(9,256)	(5,103)
Income tax benefit	2,650	1,187
Net loss	(6,606)	(3,916)
Net loss (income) attributable to noncontrolling interest	88	(292)
Net loss attributable to Limoneira Company	$(6,518)	$(4,208)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes named executive officer severance and gain on disposal of assets, is an important measure to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended January 31,
	2022	2021
Net loss attributable to Limoneira Company	$(6,518)	$(4,208)
Interest income	(21)	(43)
Interest expense, net of patronage dividends	(215)	(134)
Income tax benefit	(2,650)	(1,187)
Depreciation and amortization	2,480	2,501
EBITDA	$(6,924)	$(3,071)
Named executive officer severance	770	—
Gain on disposal of assets	(85)	—
Adjusted EBITDA	$(6,239)	$(3,071)

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

Revenues

Total net revenues for the three months ended January 31, 2022 were $39.3 million compared to $38.3 million for the three months ended January 31, 2021. The 3% increase of $1.0 million was primarily the result of increased lemons and avocados agribusiness revenues, partially offset by decreased specialty citrus and other crops agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2022	2021	Change
Lemons	$35,568	$34,197	$1,371	4%
Avocados	766	—	766	—%
Oranges	873	1,091	(218)	(20)%
Specialty citrus and other crops	876	1,849	(973)	(53)%
Agribusiness revenues	$38,083	$37,137	$946	3%

•Lemons: The increase in the first three months of fiscal year 2022 was primarily the result of increased shipping and handling, compared to the same period of fiscal year 2021. During the first three months of fiscal years 2022 and 2021, shipping and handling was $6.0 million and $4.9 million, respectively. During the first three months of fiscal years 2022 and 2021, fresh lemon sales were $24.7 million and $25.0 million, in aggregate, on 1,207,000 and 1,320,000 cartons of lemons sold at average per carton prices of $20.48 and $18.91, respectively. Lemon revenues in the first three months of fiscal years 2022 and 2021 included brokered fruit and other lemon sales of $3.9 million and $3.5 million and lemon by-product sales of $1.0 million and $0.8 million, respectively.
•Avocados: During the first three months of fiscal year 2022, 365,000 pounds of avocados were sold at an average per pound price of $2.10. Due to harvest timing, no sales were recorded in the first quarter of fiscal year 2021.
•Oranges: The decrease in the first three months of fiscal year 2022 was primarily the result of decreased volumes, partially offset by higher prices of oranges sold, compared to the same period of fiscal year 2021. In the first three months of fiscal years 2022 and 2021, we sold 53,000 and 119,000 40-pound carton equivalents of oranges at an average per carton price of $16.47 and $9.17, respectively.
•Specialty citrus and other crops: The decrease in the first three months of fiscal year 2022 was primarily the result of decreased volume and lower prices of specialty citrus sold, compared to the same period of fiscal year 2021. During the first three months of fiscal years 2022 and 2021, we sold 51,000 and 115,000 40-pound carton equivalents of specialty citrus at an average per carton price of $14.63 and $15.46, respectively.

Other operations revenue in the first three months of fiscal years 2022 and 2021 was $1.2 million and $1.1 million, respectively.

Costs and Expenses

Our total costs and expenses in the first three months of fiscal year 2022 were $48.8 million compared to $43.9 million in the same period of fiscal year 2021. The 11% increase of $4.9 million was primarily attributable to increases in our packing costs and third-party grower and supplier costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2022	2021	Change
Packing costs	$11,280	$10,377	$903	9%
Harvest costs	5,246	4,923	323	7%
Growing costs	8,278	8,112	166	2%
Third-party grower and supplier costs	14,255	11,314	2,941	26%
Depreciation and amortization	2,185	2,212	(27)	(1)%
Agribusiness costs and expenses	$41,244	$36,938	$4,306	12%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first three months of fiscal years 2022 and 2021, lemon packing costs were $10.6 million and $9.5 million, respectively. During the first three months of fiscal years 2022 and 2021, we packed and sold 1,207,000 and 1,320,000 cartons of lemons at average per carton costs of $8.74 and $7.22, respectively. The increase in average per carton cost is primarily due to costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues. Additionally, in the first three months of fiscal years 2022 and 2021, packing costs included $0.7 million and $0.8 million of shipping costs, respectively.
•Harvest costs: The increase in the first three months of fiscal year 2022 was primarily the result of increased volume of lemons, oranges and avocados harvested compared to the same period in fiscal year 2021.
•Growing costs: Also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first three months of fiscal year 2022 was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the first three months of fiscal year 2022 was primarily due to higher prices and increased volume of third-party grower fruit sold, compared to the same period of fiscal year 2021. Of the 1,207,000 and 1,320,000 cartons of lemons packed and sold during the first three months of fiscal years 2022 and 2021, 693,000 (57%) and 637,000 (48%) were procured from third-party growers at average per carton prices of $16.28 and $14.63, respectively. Additionally, in the first three months of fiscal years 2022 and 2021 we incurred $3.0 million and $2.0 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first three months of fiscal year 2022 was similar to the same period of fiscal year 2021.

Other operations expenses were $1.1 million in the first three months of fiscal years 2022 and 2021.

Selling, general and administrative costs and expenses were $6.6 million in the first three months of fiscal year 2022 compared to $5.9 million in the first three months of fiscal year 2021. The 12% increase of $0.7 million primarily consisted of the following:

•Named executive officer severance for the first three months of fiscal year 2022 was $0.7 million compared to zero in the same period of fiscal year 2021.
•Selling expenses for the first three months of fiscal year 2022 was $0.1 million higher than the same period of fiscal year 2021.
•Other selling, general and administrative expenses, including certain corporate overhead expenses, for the first three months of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.

Other Income

Other income in the first three months of fiscal year 2022 was comprised primarily of $0.1 million of equity in earnings of investments and $0.2 million of net interest income. Other income in the first three months of fiscal year 2021 was comprised primarily of $0.4 million of equity in earnings of investments and $0.2 million of net interest income.

Income Taxes

We recorded an estimated income tax benefit of $2.7 million and $1.2 million in the first three months of fiscal years 2022 and 2021 on pre-tax loss of $9.3 million and $5.1 million, respectively. The tax benefit recorded for the first three months of fiscal year 2022 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2022, excluding discrete items, is approximately 50.1%.

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

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

The following table shows the segment results of operations for the three months ended January 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,600	$5,968	$—	$766	$1,749	$38,083	$1,191	$39,274
Intersegment revenue	—	6,589	(6,589)	—	—	—	—	—
Total net revenues	29,600	12,557	(6,589)	766	1,749	38,083	1,191	39,274
Costs and expenses	32,161	10,556	(6,589)	321	2,610	39,059	7,293	46,352
Depreciation and amortization	—	—	—	—	—	2,185	295	2,480
Operating (loss) income	$(2,561)	$2,001	$—	$445	$(861)	$(3,161)	$(6,397)	$(9,558)

The following table shows the segment results of operations for the three months ended January 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,300	$4,897	$—	$—	$2,940	$37,137	$1,138	$38,275
Intersegment revenue	—	6,685	(6,685)	—	—	—	—	—
Total net revenues	29,300	11,582	(6,685)	—	2,940	37,137	1,138	38,275
Costs and expenses	29,507	9,531	(6,685)	—	2,373	34,726	6,688	41,414
Depreciation and amortization	—	—	—	—	—	2,212	289	2,501
Operating (loss) income	$(207)	$2,051	$—	$—	$567	$199	$(5,839)	$(5,640)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the first three months of fiscal years 2022 and 2021, our fresh lemons segment total net revenues were $29.6 million and $29.3 million, respectively. The 1% increase of $0.3 million was primarily due to an increase in brokered fruit and other lemon sales of $0.4 million, partially offset by a net decrease in fresh lemons and lemon by-products sales of $0.1 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the first three months of fiscal years 2022 and 2021, our fresh lemons segment costs and expenses were $32.2 million and $29.5 million, respectively. The 9% increase of $2.7 million primarily consisted of the following:

•Harvest costs for the first three months of fiscal year 2022 were $0.7 million higher than the same period of fiscal year 2021.
•Growing costs for the first three months of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.
•Third-party grower and supplier costs for the first three months of fiscal year 2022 were $2.4 million higher than the same period of fiscal year 2021.
•Transportation costs for the first three months of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.
•Intersegment costs and expenses for the first three months of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first three months of fiscal years 2022 and 2021, our lemon packing segment total net revenues were $12.6 million and $11.6 million, respectively. The 8% increase of $1.0 million was primarily due to increased price per carton of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first three months of fiscal years 2022 and 2021, our lemon packing costs and expenses were $10.6 million and $9.5 million, respectively. The 11% increase of $1.0 million was primarily due to increased costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues.

For the first three months of fiscal years 2022 and 2021, lemon packing segment operating income per carton sold was $1.66 and $1.55, respectively.

In the first three months of fiscal years 2022 and 2021, the lemon packing segment included $6.6 million and $6.7 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first three months of fiscal year 2022, our avocados segment had revenues of $0.8 million, compared to no revenues in the same period of fiscal year 2021.

Costs and expenses associated with our avocados segment include growing and harvest costs. For the first three months of fiscal years 2022 and 2021, our avocados segment costs and expenses were $0.3 million and zero, respectively. The increase of $0.3 million primarily consisted of harvest costs.

Other Agribusiness

For the first three months of fiscal years 2022 and 2021, our other agribusiness segment total net revenues were $1.7 million and $2.9 million, respectively. The 41% decrease of $1.2 million primarily consisted of the following:

•Orange revenues for the first three months of fiscal year 2022 were $0.2 million lower than the same period of fiscal year 2021.
•Specialty citrus and other crops revenues for the first three months of fiscal year 2022 were $1.0 million lower compared to the same period of fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first three months of fiscal years 2022 and 2021, our other agribusiness costs and expenses were $2.6 million and $2.4 million, respectively. The 10% increase of $0.2 million primarily consisted of the following:

•Harvest costs for the first three months of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.
•Purchased fruit costs for the first three months of fiscal year 2022 were $0.6 million higher than the same period of fiscal year 2021.

Total agribusiness depreciation and amortization expenses for the first three months of fiscal year 2022 were similar to the same period of fiscal year 2021.

Corporate and Other

Our corporate and other operations had revenues of $1.2 million and $1.1 million for the first three months of fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations for the first three months of fiscal years 2022 and 2021 were approximately $7.4 million and $6.7 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first three months of fiscal years 2022 and 2021 were similar at $0.3 million.

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

Results of Operations for the Trailing Twelve Months Ended January 31, 2022 and 2021

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2022	2021
Revenues:
Agribusiness	$162,327	$156,591
Other operations	4,699	4,587
Total revenues	167,026	161,178
Costs and expenses:
Agribusiness	152,798	151,676
Other operations	4,324	4,317
Gain on disposal of assets	24	502
Selling, general and administrative	20,130	20,865
Total costs and expenses	177,276	177,360
Operating loss	(10,250)	(16,182)
Other income (expense):
Interest income	357	180
Interest expense, net of patronage dividends	(1,420)	(1,744)
Equity in earnings of investments, net	2,888	825
Loss on stock in Calavo Growers, Inc.	—	(4,275)
Other income (expense), net	111	(302)
Total other income (expense)	1,936	(5,316)
Loss before income tax benefit	(8,314)	(21,498)
Income tax benefit	1,729	6,545
Net loss	(6,585)	(14,953)
Loss attributable to noncontrolling interest	836	737
Net loss attributable to Limoneira Company	$(5,749)	$(14,216)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues increased $5.8 million in the twelve months ended January 31, 2022 compared to the twelve months ended January 31, 2021 primarily due to increased agribusiness revenues, particularly increased lemon sales.
•Total costs and expenses decreased $0.1 million in the twelve months ended January 31, 2022 compared to the twelve months ended January 31, 2021, primarily due to increases in our agribusiness costs, partially offset by decreases in selling, general and administrative expenses and the smaller gain on disposal of assets. The increase in agribusiness costs is primarily attributable to increased costs of third-party grower and supplier fruit and cultural costs, partially offset by decreased packing costs and harvest costs. The decrease in selling, general and administrative expenses is primarily attributable to decreased corporate expenses associated with our strategic initiatives.
•Total other income increased $7.3 million in the twelve months ended January 31, 2022 compared to the twelve months ended January 31, 2021 primarily due to increased equity in earnings of investments and decreased loss on stock in Calavo.
•Income tax benefit decreased $4.8 million in the twelve months ended January 31, 2022 compared to the twelve months ended January 31, 2021 primarily due to the decrease in pre-tax loss of $13.2 million.

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

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term fixed rate and variable rate debt and related interest payments, operating and finance leases and our noncontributory, defined benefit pension plan (“the Plan”). In fiscal year 2021, we decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of January 31, 2022, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company. See Notes 10, 11 and 15 to the consolidated financial statements in the Quarterly Report for amounts outstanding as of January 31, 2022, related to debt, leases and the Plan. Purchase obligations consist of contracts primarily related to packing supplies and pollination services, the majority of which are due in the next three years.

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

Cash Flows from Operating Activities

For the three months ended January 31, 2022 and 2021, net cash used in operating activities was $8.2 million and $1.8 million, respectively. The significant components of our cash flows used in operating activities were as follows:

•Net loss for the three months ended January 31, 2022 and 2021 was $6.6 million and $3.9 million, respectively. The components of net loss in the three months ended January 31, 2022 compared to the net loss in the same period in fiscal year 2021 consist of an increase in operating loss of $3.9 million, a decrease in total other income of $0.2 million and an increase in income tax benefit of $1.5 million.
•The adjustments to reconcile net loss to net cash used in operating activities were $1.1 million and $2.3 million in the three months ended January 31, 2022 and 2021, respectively, primarily due to changes in deferred income taxes.
•The changes in operating assets and liabilities used $2.6 million and $0.2 million of operating cash in the three months ended January 31, 2022 and 2021, respectively, primarily due to changes in income taxes receivable, accounts payable and growers and suppliers payable, and prepaid expenses and other current assets, partially offset by changes in accounts receivables/other from related parties and accrued liabilities and payables to related parties.

Cash Flows from Investing Activities

For the three months ended January 31, 2022 and 2021, net cash used in investing activities was $0.7 million and $3.6 million, respectively.

•Capital expenditures were $2.1 million in the three months ended January 31, 2022, comprised of $1.8 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects.
•Capital expenditures were $3.4 million in the three months ended January 31, 2021, comprised of $3.1 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects.

Cash Flows from Financing Activities

For the three months ended January 31, 2022 and 2021, net cash provided by financing activities was $9.3 million and $6.7 million, respectively.

•The $9.3 million of cash provided by financing activities during the three months ended January 31, 2022 was primarily comprised of net repayments of long-term debt in the amount of $11.7 million, partially offset by common and preferred dividends, in aggregate, of $1.5 million and the exchange of common stock of $0.9 million.
•The $6.7 million of cash provided by financing activities during the three months ended January 31, 2021 was primarily comprised of net borrowings of long-term debt in the amount of $8.8 million, partially offset by common and preferred dividends, in aggregate, of $1.4 million.

Transactions Affecting Liquidity and Capital Resources

Credit Facilities and Long-Term Debt

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the MLA, Supplements and Revolving Equity Line of Credit (the "RELOC"). In addition, we have the Farm Credit West term loans, Banco de Chile term loans and COVID-19 loans, and a note payable to the sellers of a land parcel. Additional information regarding these loans and the note payable can be found in Note 10 to the consolidated financial statements included in this Quarterly Report.

In June 2021, we entered into the MLA with the Lender dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement. The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between us and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of January 31, 2022, our outstanding borrowings under the Farm Credit West Credit Facility were $123.8 million and we had $6.2 million of availability.

The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio on an annual basis. In December 2021, the Lender modified the covenant to defer measurement at October 31, 2021 and revert to a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2022. We expect to be in compliance with these covenants in fiscal year 2022.

In the first quarter of fiscal years 2022 and 2021, Farm Credit West declared an annual patronage dividend of $1.6 million and $1.2 million, respectively, which we received in the second quarter of fiscal years 2022 and 2021.

Treasury Stock

In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022; no shares have been repurchased under this program.

Dividends

The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million in the three months ended January 31, 2022 and 2021.

Cash dividends declared in the three months ended January 31, 2022 and 2021 were $0.075 per common share and such dividends paid were $1.3 million in the three months ended January 31, 2022 and 2021.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in our fiscal year 2021 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the three months ended January 31, 2022, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2021. Please refer to that filing for a description of our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 as filed with the SEC on January 10, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of January 31, 2022, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 16 - Commitments and Contingencies of the notes to the consolidated financial statements (unaudited) in this Form 10-Q for the quarter ended January 31, 2022.

Item 1A. Risk Factors

There has been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on January 10, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	55,362	$16.25	—	—
January 1, 2022 - January 31, 2022	—	—	—	—
Total	55,362		—	—

(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022; no shares have been repurchased under this program. As of January 31, 2022, the remaining authorization under this plan is approximately $10.0 million.

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

Exhibit Number	Exhibit
10.1
Separation Agreement, dated January 10, 2022, by and between Limoneira Company and Alex M. Teague (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 14, 2022 (File No. 001-34755))

10.2
Consulting Agreement, dated January 12, 2022, by and between Limoneira Company and AMT Ag Consulting, LLC (Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 14, 2022 (File No. 001-34755))

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

March 10, 2022	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2022	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)