Form 10-Q
period 2022-04-30
Limoneira CO
filed 2022-06-07
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022
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

As of May 31, 2022, there were 17,721,551 shares outstanding of the registrant’s common stock.

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
•disruption in the global supply chain;
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

Many of these risks and uncertainties are currently amplified by, and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. It is not possible to predict or identify all such risks.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2022	October 31, 2021
Assets
Current assets:
Cash	$960	$439
Accounts receivable, net	22,139	17,483
Cultural costs	2,858	7,500
Prepaid expenses and other current assets	10,648	10,709
Receivables/other from related parties	5,347	5,958
Total current assets	41,952	42,089

Property, plant and equipment, net	239,594	242,420
Real estate development	23,049	22,828
Equity in investments	64,290	64,072
Goodwill	1,520	1,527
Intangible assets, net	7,873	8,329
Other assets	12,466	11,011
Total assets	$390,744	$392,276

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,800	$8,963
Growers and suppliers payable	9,495	10,371
Accrued liabilities	6,802	6,542
Payables to related parties	8,035	6,976
Current portion of long-term debt	3,678	2,472
Total current liabilities	37,810	35,324
Long-term liabilities:
Long-term debt, less current portion	135,575	130,353
Deferred income taxes	20,975	22,853
Other long-term liabilities	5,598	4,501
Total liabilities	199,958	193,031
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2022 and October 31, 2021) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2022 and October 31, 2021) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2022 and October 31, 2021)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,972,528 and 17,936,377 shares issued and 17,721,551 and 17,685,400 shares outstanding at April 30, 2022 and October 31, 2021, respectively)	180	179
Additional paid-in capital	164,253	163,965
Retained earnings	13,691	21,552
Accumulated other comprehensive loss	(6,539)	(5,733)
Treasury stock, at cost, 250,977 shares at April 30, 2022 and October 31, 2021	(3,493)	(3,493)
Noncontrolling interest	11,884	11,965
Total stockholders' equity	179,976	188,435
Total liabilities and stockholders' equity	$390,744	$392,276
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net revenues:
Agribusiness	$45,369	$43,989	$83,452	$81,126
Other operations	1,381	1,143	2,572	2,281
Total net revenues	46,750	45,132	86,024	83,407
Costs and expenses:
Agribusiness	37,599	36,442	78,843	73,380
Other operations	1,093	1,090	2,167	2,172
Loss on disposal of assets, net	346	—	261	—
Selling, general and administrative	5,126	5,216	11,725	11,111
Total costs and expenses	44,164	42,748	92,996	86,663
Operating income (loss)	2,586	2,384	(6,972)	(3,256)
Other (expense) income:
Interest income	27	25	48	68
Interest expense, net of patronage dividends	(696)	(622)	(481)	(488)
Equity in earnings of investments, net	299	643	350	1,009
Other income, net	78	57	93	51
Total other (expense) income	(292)	103	10	640

Income (loss) before income tax (expense) benefit	2,294	2,487	(6,962)	(2,616)
Income tax (expense) benefit	(722)	(974)	1,928	213
Net income (loss)	1,572	1,513	(5,034)	(2,403)
Net (income) loss attributable to noncontrolling interest	(11)	420	77	128
Net income (loss) attributable to Limoneira Company	1,561	1,933	(4,957)	(2,275)
Preferred dividends	(126)	(126)	(251)	(251)
Net income (loss) attributable to common stock	$1,435	$1,807	$(5,208)	$(2,526)

Basic net income (loss) per common share	$0.08	$0.10	$(0.30)	$(0.15)

Diluted net income (loss) per common share	$0.08	$0.10	$(0.30)	$(0.15)

Weighted-average common shares outstanding-basic	17,511,000	17,461,000	17,461,000	17,429,000
Weighted-average common shares outstanding-diluted	17,511,000	17,461,000	17,461,000	17,429,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net income (loss)	$1,572	$1,513	$(5,034)	$(2,403)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,006)	577	(951)	1,372
Minimum pension liability adjustment, net of tax of $27, $50, $54 and $100 for the three and six months ended April 30, 2022 and 2021, respectively.	73	134	145	268
Total other comprehensive (loss) income, net of tax	(933)	711	(806)	1,640
Comprehensive income (loss)	639	2,224	(5,840)	(763)
Comprehensive (income) loss attributable to noncontrolling interest	(5)	403	81	72
Comprehensive income (loss) attributable to Limoneira Company	$634	$2,627	$(5,759)	$(691)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	34,231	—	378	—	—	—	—	378	—	—
Exchange of common stock	(12,718)	—	(186)	—	—	—	—	(186)	—	—
Net income	—	—	—	1,561	—	—	11	1,572	—	—
Other comprehensive loss, net of tax	—	—	—	—	(933)	—	(6)	(939)	—	—
Balance at April 30, 2022	17,721,551	$180	$164,253	$13,691	$(6,539)	$(3,493)	$11,884	$179,976	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,327)	—	—	—	(1,327)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	473	—	570	—	—	—	—	570	—	—
Net income (loss)	—	—	—	1,933	—	—	(420)	1,513	—	—
Other comprehensive income, net of tax	—	—	—	—	711	—	17	728	—	—
Balance at April 30, 2021	17,685,400	$179	$163,020	$25,620	$(5,908)	$(3,493)	$13,669	$193,087	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2022	2021
Operating activities
Net loss	$(5,034)	$(2,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,963	5,053
Loss (gain) on disposal of assets, net	261	(16)
Stock compensation expense	1,375	1,637
Non-cash lease expense	207	237
Equity in earnings of investments, net	(350)	(1,009)
Cash distributions from equity investments	132	—
Deferred income taxes	(1,928)	(213)
Other, net	360	274
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(3,877)	(6,733)
Cultural costs	4,640	2,724
Prepaid expenses and other current assets	(2,392)	(1,158)
Income taxes receivable	—	4,966
Other assets	33	—
Accounts payable and growers and suppliers payable	(413)	2,738
Accrued liabilities and payables to related parties	1,030	(1,197)
Other long-term liabilities	(167)	(257)
Net cash (used in) provided by operating activities	(1,160)	4,643
Investing activities
Capital expenditures	(4,123)	(5,409)
Net proceeds from sale of assets	1,121	83
Collection on note receivable	2,600	25
Investments in mutual water companies and water rights	(40)	(200)
Net cash used in investing activities	(442)	(5,501)
Financing activities
Borrowings of long-term debt	75,247	48,185
Repayments of long-term debt	(68,762)	(42,675)
Principal paid on finance leases	(169)	—
Dividends paid – common	(2,653)	(2,651)
Dividends paid – preferred	(251)	(251)
Exchange of common stock	(1,086)	(700)
Net cash provided by financing activities	2,326	1,908
Effect of exchange rate changes on cash	(203)	39
Net increase in cash	521	1,089
Cash at beginning of period	439	501
Cash at end of period	$960	1,590

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$431	$780
Cash paid (received) during the period for income taxes, net	$—	$(4,997)
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$88	$150
Accrued contribution obligation of investment in water company	$450	$450

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

The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended April 30,
	2022			2021
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(1,006)	$—	$(1,006)	$577	$—	$577
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	100	(27)	73	184	(50)	134
Other comprehensive (loss) income	$(906)	$(27)	$(933)	$761	$(50)	$711

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) (continued)

	Six Months Ended April 30,
	2022			2021
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(951)	$—	$(951)	$1,372	$—	$1,372
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	199	(54)	145	368	(100)	268
Other comprehensive (loss) income	$(752)	$(54)	$(806)	$1,740	$(100)	$1,640

The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive (loss) income	(951)	145	(806)
Balance at April 30, 2022	$(4,705)	$(1,834)	$(6,539)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2020	$(3,069)	$(4,479)	$(7,548)
Other comprehensive income	1,372	268	1,640
Balance at April 30, 2021	$(1,697)	$(4,211)	$(5,908)

COVID-19 Pandemic

There is uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, which it believes was due to the COVID-19 pandemic, negatively impacted its sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first two quarters of fiscal year 2022. The Company also expects COVID-19 to impact its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2022 and beyond, is driven by estimates that contain uncertainties.

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

This amendment simplifies accounting for convertible instruments by removing major separation models currently required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Concentrations and Geographic Information

Concentrations of credit risk with respect to revenues and trade receivable are limited due to a large, diverse customer base. Two customers represented 13% and 11% of revenue, respectively, for the six months ended April 30, 2022. One individual customer represented 11% of revenues for the six months ended April 30, 2021. One individual customer represented 11% of accounts receivable, net as of April 30, 2022. No individual customer represented more than 10% of accounts receivable, net as of October 31, 2021.

Lemons procured from third-party growers were 51% and 50% of the Company's lemon supply for the three months ended April 30, 2022 and 2021, respectively, and were 54% and 49% of the Company's lemon supply for the six months ended April 30, 2022 and 2021, respectively. One third-party grower was 13% and 19% of the lemon supply for the six months ended April 30, 2022 and 2021, respectively.

During the three months ended April 30, 2022 and 2021, the Company had approximately $2,503,000 and $950,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the six months ended April 30, 2022 and 2021, the Company had approximately $2,711,000 and $1,977,000, respectively, of total sales in Chile by PDA and San Pablo.

In March 2022, the Company signed an agreement to lease Finca Santa Clara, its 1,200-acre lemon ranch in Argentina, to FGF Trapani ("FGF"), its 49% partner in Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"). The lease is retroactive beginning November 1, 2021, with a term of 14 months at a fixed sum of $400,000, payable in five equal, monthly installments beginning August 2022 until December 2022. During the three and six months ended April 30, 2022, the Company had approximately $171,000 of lease income by Trapani Fresh included in other operations revenue. During the three and six months ended April 30, 2021, the Company had approximately $884,000 and $2,555,000, respectively, of total agribusiness sales in Argentina by Trapani Fresh.

Aggregate foreign exchange transaction losses realized for our foreign subsidiaries was approximately $107,000 and $551,000 for the six months ended April 30, 2022 and 2021, respectively, and were included in selling, general and administrative expenses in the consolidated statements of operations.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2022	October 31, 2021
Prepaid supplies and insurance	$3,030	$2,521
Note receivable and related interest	—	2,438
Real estate development held for sale	2,543	2,543
Sales tax receivable	477	909
Lemon supplier advances	3,073	676
Other	1,525	1,622
	$10,648	$10,709
5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	April 30, 2022	October 31, 2021
East Area I - Retained Property	$13,511	$13,335
East Area II	9,538	9,493
	$23,049	$22,828

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

The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,771,000 at April 30, 2022 and October 31, 2021, which is included in payables to related parties.

In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The joint venture had an outstanding balance of $1,000,000 as of April 30, 2022. The Loan has a one year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35,000,000 during the extension period.

In February 2018, the Company and certain principals from Lewis guaranteed the obligations under the Loan. The guarantee shall continue in effect until all of the Loan obligations are fully paid and the guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in LLCB.

Through April 30, 2022, LLCB has closed sales of initial residential lots representing 586 residential units.

Other Real Estate Development Projects

The remaining real estate development parcel within the Templeton Santa Barbara, LLC project is described as Sevilla. In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in fiscal year 2022. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,550,000 and recognize an immaterial gain upon closing. At April 30, 2022 and October 31, 2021, the $2,543,000 carrying value of the property was classified as held for sale and included in prepaid expenses and other current assets.

In December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019, but was periodically extended with principal payments totaling $400,000 received through October 31, 2021. In November 2021, the promissory note was further extended to June 30, 2022 upon making a principal paydown of $250,000, which was paid in November 2021, and revising the interest rate to 4.00% per annum. In April 2022, the $2,350,000 net carrying value of the promissory note was paid in full and the deferred gain of $161,000 was recognized in the second quarter of fiscal year 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments

Equity in investments consist of the following (in thousands):

	April 30, 2022	October 31, 2021
Limoneira Lewis Community Builders, LLC	$60,479	$60,216
Limco Del Mar, Ltd.	1,970	1,997
Rosales	1,335	1,351
Romney Property Partnership	506	508
	$64,290	$64,072

Net amounts due (to) from Rosales were $(23,000) and $1,570,000 at April 30, 2022 and October 31, 2021, respectively, and are included in receivables/other from related parties and payables to related parties.

Unconsolidated Significant Subsidiary

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the six months ended April 30, 2021, this threshold was met for the Company's equity investment in LLCB.

The following is unaudited summarized financial information for LLCB (in thousands):

	Six Months Ended April 30,
	2022	2021
Revenues	$865	$19,827
Cost of land sold	—	15,336
Operating expenses	435	467
Net income	$430	$4,024
Net income attributable to Limoneira Company	$287	$2,005

7. Goodwill and Intangible Assets, Net

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2021	$1,527
Foreign currency translation adjustment	(7)
Balance at April 30, 2022	$1,520

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2022.

During the six months ended April 30, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)

Intangible assets consisted of the following (in thousands):

	April 30, 2022				October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(771)	1,337	8	$2,108	$(663)	$1,445	8
Customer relationships	4,037	(1,434)	2,603	9	4,037	(1,209)	2,828	9
Non-competition agreement	437	(50)	387	8	437	(22)	415	8
Acquired water and mineral rights	3,546	—	3,546	Indefinite	3,641	—	3,641	Indefinite
	$10,128	$(2,255)	$7,873		$10,223	$(1,894)	$8,329

Amortization expense totaled $180,000 and $263,000 for the three months ended April 30, 2022 and 2021, respectively. Amortization expense totaled $361,000 and $526,000 for the six months ended April 30, 2022 and 2021, respectively.

Estimated future amortization expense of intangible assets as of April 30, 2022 is as follows (in thousands):

2022 (excluding the six months ended April 30, 2022)	$362
2023	724
2024	716
2025	711
2026	711
Thereafter	1,103
$4,327
8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. As of April 30, 2022 and October 31, 2021, $6,484,000 and $5,994,000, respectively, were included in other assets.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2022	October 31, 2021
Compensation	$2,392	$2,112
Property taxes	14	676
Operating expenses	2,343	1,203
Leases	795	604
Other	1,258	1,947
	$6,802	$6,542

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2022	October 31, 2021
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 0.45% at April 30, 2022, plus 1.75%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 4.77% through July 1, 2022, 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$114,797	$111,293
Farm Credit West revolving equity line of credit: the interest rate is variable based on the Lender's variable interest rate plan, which was 2.75% at April 30, 2022. The loan is payable in interest-only monthly payments through April 2023 and monthly principal and interest payments thereafter, through February 2043.	4,305	—
Farm Credit West term loan: The interest rate is fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	488	809
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through October 2035.	947	974
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through March 2036.	7,784	8,004
Farm Credit West term loan: The interest rate is fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	5,725	5,892
Farm Credit West term loan: Effective August 2, 2021, the interest rate was fixed at 3.19%. The loan is payable in monthly installments through September 2026.	2,240	2,475
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	764	1,011
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 7.00% at April 30, 2022. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	325	411
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	552	652
Subtotal	139,362	132,956
Less deferred financing costs, net of accumulated amortization	109	131
Total long-term debt, net	139,253	132,825
Less current portion	3,678	2,472
Long-term debt, less current portion	$135,575	$130,353

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

As of April 30, 2022, the Company's outstanding borrowings under the Supplements and RELOC were $119,102,000 and it had $10,898,000 available to borrow.

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

The interest rate in effect under the RELOC is a variable interest rate established by the Lender corresponding to the applicable interest rate group, which was 2.75% as of April 30, 2022. The interest rate may be adjusted automatically under the provisions of the Lender's variable interest rate plan. The Company may prepay any amounts outstanding under the RELOC without penalty.

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

In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received the aggregate of $1,582,000 in March and April 2022. In December 2020, Farm Credit West declared an annual cash patronage dividend of 1.50% of average eligible loan balances and the Company received $1,170,000 in February 2021.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of zero and $308,000 during the three months ended April 30, 2022 and 2021, respectively, and zero and $308,000 during the six months ended April 30, 2022 and 2021, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessor Arrangements (continued)

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Operating lease revenue	$1,295	$1,070	$2,413	$2,129
Variable lease revenue	86	73	159	152
Total lease revenue	$1,381	$1,143	$2,572	$2,281

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

Operating lease costs were $135,000 and $136,000 for the three months ended April 30, 2022 and 2021, respectively, and $258,000 and $278,000 for the six months ended April 30, 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Finance lease costs were $98,000 and zero for the three months ended April 30, 2022 and 2021, respectively, and $156,000 and zero for the six months ended April 30, 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2022	October 31, 2021
Assets
Operating lease ROU assets	Other assets	$2,177	$2,041
Finance lease assets	Other assets	2,036	1,142
Total lease assets		$4,213	$3,183

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$456	$488
Current finance lease liabilities	Accrued liabilities	473	249
Non-current operating lease liabilities	Other long-term liabilities	1,757	1,648
Non-current finance lease liabilities	Other long-term liabilities	1,512	884
Total lease liabilities		$4,198	$3,269

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessee Arrangements (continued)

Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$126	$121	$315	$310
Operating cash outflows from finance leases	$18	$—	$30	$—
Financing cash outflows from finance leases	$100	$—	$169	$—
ROU assets obtained in exchange for new operating lease liabilities	$62	$—	$350	$271
Leased assets obtained in exchange for new finance lease liabilities	$—	$—	$1,020	$—

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$1,435	$1,807	$(5,208)	$(2,526)
Less: Earnings allocated to unvested, restricted stock	(15)	(17)	(29)	(35)
Numerator: Net income (loss) for basic EPS	1,420	1,790	(5,237)	(2,561)
Denominator: Weighted average common shares-basic	17,511	17,461	17,461	17,429
Basic net income (loss) per common share	$0.08	$0.10	$(0.30)	$(0.15)

Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$1,420	$1,790	$(5,237)	$(2,561)
Effect of dilutive unvested, restricted stock and preferred stock	$—	$—	—	—
Numerator: Net income (loss) for diluted EPS	$1,420	$1,790	(5,237)	(2,561)
Weighted average common shares–basic	17,511	17,461	17,461	17,429
Effect of dilutive unvested, restricted stock and preferred stock	—	—	—	—
Denominator: Weighted average common shares–diluted	17,511	17,461	17,461	17,429
Diluted net income (loss) per common share	$0.08	$0.10	$(0.30)	$(0.15)

Diluted net income (loss) per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three and six months ended April 30, 2022. The Company excluded 178,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted net loss per common share for the three months ended April 30, 2021 and 185,000 for the six months ended April 30, 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related Party Transactions

The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		April 30, 2022				October 31, 2021
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$490	$532	$—	$—	$432	$40	$—
3	Cooperative association	$—	$—	$47	$—	$—	$—	$19	$—
5	Cadiz / Fenner / WAM	$—	$1,328	$329	$1,238	$—	$1,386	$273	$1,297
8	FGF	$4,901	$980	$832	$—	$4,598	$980	$832	$—
9	LLCB	$—	$—	$5,771	$—	$—	$—	$5,771	$—
11	Third-party growers	$—	$—	$55	$—	$—	$—	$41	$—

		Three Months Ended April 30, 2022				Three Months Ended April 30, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$219	$—	$—	$—	$206	$—	$—
2	Mutual water companies	$—	$—	$355	$—	$—	$—	$163	$—
3	Cooperative association	$—	$—	$419	$—	$—	$—	$369	$—
4	Calavo	$—	$—	$—	$—	$2,553	$78	$279	$126
5	Cadiz / Fenner / WAM	$—	$—	$472	$—	$—	$—	$85	$—
7	YMIDD	$—	$—	$62	$—	$—	$—	$53	$—
8	FGF	$83	$171	$—	$—	$884	$—	$970	$—
10	Freska	$—	$—	$—	$—	$96	$—	$142	$—
11	Third-party growers	$104	$—	$—	$—	$—	$—	$116	$—

		Six Months Ended April 30, 2022				Six Months Ended April 30, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$430	$—	$—	$—	$404	$—	$—
2	Mutual water companies	$—	$—	$494	$—	$—	$—	$605	$—
3	Cooperative association	$—	$—	$784	$—	$—	$—	$526	$—
4	Calavo	$—	$80	$2	$126	$2,553	$157	$280	$252
5	Cadiz / Fenner / WAM	$—	$—	$1,189	$—	$—	$—	$235	$—
6	Colorado River Growers	$—	$—	$—	$—	$157	$—	$2,772	$—
7	YMIDD	$—	$—	$76	$—	$—	$—	$62	$—
8	FGF	$165	$171	$—	$—	$2,555	$—	$1,228	$—
10	Freska	$—	$—	$—	$—	$96	$—	$142	$—
11	Third-party growers	$104	$—	$12	$—	$—	$—	$116	$—

(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no rental payments due from employees at April 30, 2022 or October 31, 2021.

(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related Party Transactions (continued)

(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had payments due to the cooperative association.

(4) Calavo - Through January 2022, the Company had representation on the board of directors of Calavo. Calavo owns common stock of the Company and the Company pays dividends on such common stock to Calavo. Additionally, the Company leases office space to Calavo. As of February 2022, Calavo is no longer a related party.

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

(8) FGF - The Company advances funds to FGF for fruit purchases, which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. Additionally, FGF provided farming, packing, by-product processing and administrative services to Trapani Fresh. The Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. Effective November 1, 2021, the Company leases Finca Santa Clara to FGF and records rental revenue related to the leased land.

(9) LLCB - Refer to Note 5 - Real Estate Development.

(10) Freska - A member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had avocado sales to Freska and corresponding receivables for such sales.

(11) Third-party growers - A member of the Company's board of directors markets lemons through the Company. The Company had payments due to the member for such lemon procurement.

14. Income Taxes

The effective tax rate for the six months ended April 30, 2022 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of April 30, 2022. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2022.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Retirement Plans (continued)

The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the six months ended April 30, 2022 and 2021. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, short-term investment funds and cash.

The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Administrative expenses	$179	$69	$359	$138
Interest cost	130	138	260	275
Expected return on plan assets	(128)	(236)	(255)	(472)
Prior service cost	11	11	22	22
Recognized actuarial loss	100	184	199	368
Net periodic benefit cost	$292	$166	$585	$331

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

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). Executive awards generally vest over a three to five-year period as service is provided. During December 2021, the Company granted 70,000 shares of common stock with a per share price of $14.96 to key executives under the Stock Plan, of which 15,000 shares were forfeited on February 1, 2022 pursuant to a key executive's severance agreement. The related compensation expense after forfeiture of approximately $823,000 will be recognized equally over the next three years as the shares vest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Stock-based Compensation and Treasury Stock (continued)

Stock-based Compensation (continued)

Director Awards

On an annual basis, the Company generally issues shares of common stock to non-employee directors under the Stock Plan (“Director Awards”). During March 2022, 46,279 shares of common stock were granted as Director Awards, which vest over a one-year period from date of grant. The related stock-based compensation of approximately $627,000 will be recognized equally over the next year as the shares vest. During January 2021, 27,815 shares of common stock were granted as Director Awards that vested upon grant. The Company recognized $469,000 of stock-based compensation to non-employee directors during the six months ended 2021.

During the six months ended April 30, 2022 and 2021, members of management exchanged 68,080 and 46,993 shares of common stock with fair values of $1,086,000 and $701,000, respectively, at the date of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

Treasury Stock

Share Repurchase Program

In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022. No shares have been repurchased under this program.

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

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $2,617,000 and $3,490,000 and specialty citrus and other crops of $1,441,000 and $2,317,000 for the three and six months ended April 30, 2022, respectively. Other agribusiness revenues consisted of oranges of $1,404,000 and $2,495,000 and specialty citrus and other crops of $1,175,000 and $3,024,000 for the three and six months ended April 30, 2021, respectively.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Segment Information (continued)

Segment information for the three months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,992	$6,743	$—	$3,576	$4,058	$45,369	$1,381	$46,750
Intersegment revenue	—	9,373	(9,373)	—	—	—	—	—
Total net revenues	30,992	16,116	(9,373)	3,576	4,058	45,369	1,381	46,750
Costs and expenses	27,222	11,662	(9,373)	2,073	3,828	35,412	6,269	41,681
Depreciation and amortization	—	—	—	—	—	2,187	296	2,483
Operating income (loss)	$3,770	$4,454	$—	$1,503	$230	$7,770	$(5,184)	$2,586

Segment information for the three months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,600	$6,103	$—	$2,707	$2,579	$43,989	$1,143	$45,132
Intersegment revenue	—	9,282	(9,282)	—	—	—	—	—
Total net revenues	32,600	15,385	(9,282)	2,707	2,579	43,989	1,143	45,132
Costs and expenses	28,629	10,874	(9,282)	1,433	2,503	34,157	6,039	40,196
Depreciation and amortization	—	—	—	—	—	2,285	267	2,552
Operating income (loss)	$3,971	$4,511	$—	$1,274	$76	$7,547	$(5,163)	$2,384

Segment information for the six months ended April 30, 2022 in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,592	$12,711	$—	$4,342	$5,807	$83,452	$2,572	$86,024
Intersegment revenue	—	15,962	(15,962)	—	—	—	—	—
Total net revenues	60,592	28,673	(15,962)	4,342	5,807	83,452	2,572	86,024
Costs and expenses	59,383	22,218	(15,962)	2,394	6,438	74,471	13,562	88,033
Depreciation and amortization	—	—	—	—	—	4,372	591	4,963
Operating income (loss)	$1,209	$6,455	$—	$1,948	$(631)	$4,609	$(11,581)	$(6,972)

Segment information for the six months ended April 30, 2021 in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,900	$11,000	$—	$2,707	$5,519	$81,126	$2,281	$83,407
Intersegment revenue	—	15,967	(15,967)	—	—	—	—	—
Total net revenues	61,900	26,967	(15,967)	2,707	5,519	81,126	2,281	83,407
Costs and expenses	58,136	20,405	(15,967)	1,433	4,876	68,883	12,727	81,610
Depreciation and amortization	—	—	—	—	—	4,497	556	5,053
Operating income (loss)	$3,764	$6,562	$—	$1,274	$643	$7,746	$(11,002)	$(3,256)

19. Subsequent Events

The Company has evaluated events subsequent to April 30, 2022 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Agribusiness Summary

We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We are one of the largest growers of lemons and avocados in the United States. In fiscal year 2021, we sold a majority of our avocados to Calavo Growers, Inc. (“Calavo”). Additionally, we sell our pistachios to a roaster, packager and marketer of nuts, and our wine grapes to various wine producers.

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

California has experienced below average precipitation since 2018. According to the U.S. Drought Monitor, Ventura and San Bernardino Counties were experiencing severe drought conditions and Tulare County was experiencing extreme drought conditions as of April 30, 2022. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 0% of the contracted amount of water to San Joaquin Valley farmers in 2022 compared to 5% in 2021 and 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

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

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project and formed Limoneira Lewis Community Builders, LLC ("LLCB") as the development entity. LLCB has closed on lot sales representing 586 units from inception through April 30, 2022. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2021, we signed a Memorandum of Understanding with Wileman Bros. & Elliott, Inc. ("Wileman"), to form an alliance to sell their combined citrus volumes under Limoneira's One World of Citrus trademark. Wileman is a 95-year-old citrus business located in California’s Central Valley with a focus on oranges, mandarins and specialty citrus. Effective November 1, 2021, the majority of our oranges and certain specialty citrus are packed by Wileman.

In February 2022, we terminated our Avocado Marketing Agreement and the associated Letter Agreement Regarding Fruit Commitment with Calavo to pursue opportunities with other packing and marketing companies.

In January 2022, we were notified of Alex M. Teague’s decision to retire as Senior Vice President and Chief Operating Officer of our Company, effective February 1, 2022. In connection with his retirement, we entered into a separation agreement with Mr. Teague whereas, (i) Mr. Teague was paid one year of his annual base salary, which was paid in one lump sum within ninety (90) business days of January 12, 2022; (ii) twenty-three thousand nine hundred ninety-nine (23,999) shares of our common stock granted to Mr. Teague pursuant to the Limoneira Company Omnibus Incentive Plan fully vested; and (iii) Mr. Teague will receive certain other benefits as set forth in the agreement. As of April 30, 2022, we paid $0.4 million cash severance and recognized $0.3 million accelerated vesting of stock-based compensation.

In March 2022, we signed an agreement to lease Finca Santa Clara, our 1,200-acre lemon ranch in Argentina, to FGF Trapani ("FGF"), our 49% partner in Trapani Fresh. The lease is retroactive beginning November 1, 2021, with a term of 14 months at a fixed sum of $400,000, payable in five equal, monthly installments beginning August 2022 until December 2022.

In April 2022, the promissory note previously received for the sale of our Centennial property, with net a carrying value of $2,350,000, was paid in full and the deferred gain of $161,000 was recognized in the second quarter of fiscal year 2022.

On March 23, 2022, we declared a cash dividend of $0.075 per common share paid on April 14, 2022, in the aggregate amount of $1.3 million to stockholders of record as of April 5, 2022.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of April 30, 2022, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was due to the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first two quarters of fiscal year 2022. We also expect COVID-19 to impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2021. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2022 compared to fiscal year 2021.

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

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Revenues:
Agribusiness	$45,369	$43,989	$83,452	$81,126
Other operations	1,381	1,143	2,572	2,281
Total net revenues	46,750	45,132	86,024	83,407
Costs and expenses:
Agribusiness	37,599	36,442	78,843	73,380
Other operations	1,093	1,090	2,167	2,172
Loss on disposal of assets, net	346	—	261	—
Selling, general and administrative	5,126	5,216	11,725	11,111
Total costs and expenses	44,164	42,748	92,996	86,663
Operating income (loss):
Agribusiness	7,770	7,547	4,609	7,746
Other operations	288	53	405	109
Loss on disposal of assets, net	(346)	—	(261)	—
Selling, general and administrative	(5,126)	(5,216)	(11,725)	(11,111)
Operating income (loss)	2,586	2,384	(6,972)	(3,256)
Other (expense) income:
Interest income	27	25	48	68
Interest expense, net of patronage dividends	(696)	(622)	(481)	(488)
Equity in earnings of investments, net	299	643	350	1,009
Other income, net	78	57	93	51
Total other (expense) income	(292)	103	10	640
Income (loss) before income tax (expense) benefit	2,294	2,487	(6,962)	(2,616)
Income tax (expense) benefit	(722)	(974)	1,928	213
Net income (loss)	1,572	1,513	(5,034)	(2,403)
Net (income) loss attributable to noncontrolling interest	(11)	420	77	128
Net income (loss) attributable to Limoneira Company	$1,561	$1,933	$(4,957)	$(2,275)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes named executive officer severance and loss (gain) on disposal of assets, are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net income (loss) attributable to Limoneira Company	$1,561	$1,933	$(4,957)	$(2,275)
Interest income	(27)	(25)	(48)	(68)
Interest expense, net of patronage dividends	696	622	481	488
Income tax expense (benefit)	722	974	(1,928)	(213)
Depreciation and amortization	2,483	2,552	4,963	5,053
EBITDA	$5,435	$6,056	$(1,489)	$2,985
Named executive officer severance	—	—	770	—
Loss (gain) on disposal of assets, net	346	(16)	261	(16)
Adjusted EBITDA	$5,781	$6,040	$(458)	$2,969

Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

Revenues

Total net revenues for the three months ended April 30, 2022 were $46.8 million, compared to $45.1 million for the three months ended April 30, 2021. The 4% increase of $1.6 million was primarily the result of increased avocados and oranges agribusiness revenues, partially offset by decreased lemon agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2022	2021	Change
Lemons	$37,735	$38,703	$(968)	(3)%
Avocados	3,576	2,707	869	32%
Oranges	2,617	1,404	1,213	86%
Specialty citrus and other crops	1,441	1,175	266	23%
Agribusiness revenues	$45,369	$43,989	$1,380	3%

•Lemons: The decrease in the second quarter of fiscal year 2022 was primarily the result of lower prices, partially offset by higher volume of fresh lemons sold, compared to the same period of fiscal year 2021. During the second quarter of fiscal years 2022 and 2021, fresh lemon sales were $27.3 million and $28.7 million, in aggregate, on 1,552,000 and 1,528,000 cartons of lemons sold at average per carton prices of $17.57 and $18.79, respectively. Lemon revenues in the second quarter of fiscal years 2022 and 2021 included shipping and handling of $6.7 million and $6.1 million, brokered fruit and other lemon sales of $2.7 million and $2.3 million and lemon by-product sales of $1.1 million and $1.6 million, respectively.
•Avocados: The increase in the second quarter of fiscal year 2022 was primarily the result of higher prices, partially offset by decreased volume of avocados sold, compared to the same period of fiscal year 2021. During the second quarter of fiscal years 2022 and 2021, 1,877,000 and 2,142,000 pounds of avocados were sold at an average per pound price of $1.90 and $1.26, respectively.
•Oranges: The increase in the second quarter of fiscal year 2022 was primarily the result of increased volume, partially offset by lower prices of oranges sold, compared to the same period of fiscal year 2021. In the second quarter of fiscal years 2022 and 2021, we sold 328,000 and 154,000 40-pound carton equivalents of oranges at an average per carton price of $7.98 and $9.12, respectively.
•Specialty citrus and other crops: The increase in the second quarter of fiscal year 2022 was primarily the result of increased volume, partially offset by lower prices of specialty citrus sold, compared to the same period of fiscal year 2021. During the second quarter of fiscal years 2022 and 2021, we sold 254,000 and 129,000 40-pound carton equivalents of specialty citrus at an average per carton price of $5.68 and $9.11, respectively.

Other operations revenue in the second quarter of fiscal years 2022 and 2021 was $1.4 million and $1.1 million, respectively.

Costs and Expenses

Our total costs and expenses in the second quarter of fiscal year 2022 were $44.2 million, compared to $42.7 million in the same period of fiscal year 2021. The 3% increase of $1.4 million was primarily attributable to increases in our packing costs and growing costs, partially offset by decreases in our third-party grower and supplier costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2022	2021	Change
Packing costs	$12,277	$11,653	$624	5%
Harvest costs	5,566	5,520	46	1%
Growing costs	7,997	6,713	1,284	19%
Third-party grower and supplier costs	9,572	10,271	(699)	(7)%
Depreciation and amortization	2,187	2,285	(98)	(4)%
Agribusiness costs and expenses	$37,599	$36,442	$1,157	3%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the second quarter of fiscal years 2022 and 2021, lemon packing costs were $11.7 million and $10.9 million, respectively. During the second quarter of fiscal years 2022 and 2021, we packed and sold 1,552,000 and 1,528,000 cartons of lemons at average per carton costs of $7.51 and $7.12, respectively. The increase in average per carton cost is primarily due to costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues. Additionally, in the second quarter of fiscal years 2022 and 2021, packing costs included $0.6 million and $0.8 million of shipping costs, respectively.
•Harvest costs: Harvest costs in the second quarter of fiscal year 2022 were similar to the same period in fiscal year 2021.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the second quarter of fiscal year 2022 was primarily due to farm management decisions based on weather, harvest timing and crop conditions and inflation and supply chain issues.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The decrease in the second quarter of fiscal year 2022 was primarily due to lower prices, partially offset by increased volume of third-party grower fruit sold, compared to the same period of fiscal year 2021. Of the 1,552,000 and 1,528,000 cartons of lemons packed and sold during the second quarter of fiscal years 2022 and 2021, 795,000 (51%) and 758,000 (50%) were procured from third-party growers at average per carton prices of $10.13 and $12.92, respectively. Additionally, in the second quarter of fiscal years 2022 and 2021 we incurred $1.5 million and $0.5 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the second quarter of fiscal years 2022 and 2021 was $2.2 million and $2.3 million, respectively.

Other operations expenses were $1.1 million in the second quarter of fiscal years 2022 and 2021.

Selling, general and administrative costs and expenses were $5.1 million in the second quarter of fiscal year 2022 compared to $5.2 million in the second quarter of fiscal year 2021.

Other (Expense) Income

Other expense in the second quarter of fiscal year 2022 was comprised primarily of $(0.7) million of net interest expense, partially offset by $0.3 million of equity in earnings of investments. Other income in the second quarter of fiscal year 2021 was comprised primarily of $0.6 million of equity in earnings of investments, partially offset by $(0.6) million of net interest expense.

Income Taxes

We recorded an estimated income tax provision of $0.7 million and $1.0 million in the second quarter of fiscal years 2022 and 2021 on pre-tax income of $2.3 million and $2.5 million, respectively. The tax provision recorded for the second quarter of fiscal year 2022 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2022, excluding discrete items, is approximately 32.5%.

Net (Income) Loss Attributable to Noncontrolling Interest

Net (income) loss attributable to noncontrolling interest represents 10% and 49% of the net (income) loss of PDA and Trapani Fresh, respectively.

Six Months Ended April 30, 2022 Compared to the Six Months Ended April 30, 2021

Revenues

Total net revenues for the six months ended April 30, 2022 were $86.0 million, compared to $83.4 million for the six months ended April 30, 2021. The 3% increase of $2.6 million was primarily the result of increased lemons, avocados and oranges agribusiness revenues, partially offset by decreased specialty citrus and other crops agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2022	2021	Change
Lemons	$73,303	$72,900	$403	1%
Avocados	4,342	2,707	1,635	60%
Oranges	3,490	2,495	995	40%
Specialty citrus and other crops	2,317	3,024	(707)	(23)%
Agribusiness revenues	$83,452	$81,126	$2,326	3%

•Lemons: The increase in the first six months of fiscal year 2022 was primarily the result of increased shipping and handling, partially offset by decreased fresh lemon sales, compared to the same period of fiscal year 2021. During the first six months of fiscal years 2022 and 2021, fresh lemon sales were $52.0 million and $53.7 million, in aggregate, on 2,759,000 and 2,847,000 cartons of lemons sold at average per carton prices of $18.85 and $18.85, respectively. Lemon revenues in the first six months of fiscal years 2022 and 2021 included shipping and handling of $12.7 million and $11.0 million, brokered fruit and other lemon sales of $6.5 million and $5.8 million and lemon by-product sales of $2.1 million and $2.5 million, respectively.
•Avocados: The increase in the first six months of fiscal year 2022 was primarily the result of higher prices and increased volume of avocados sold, compared to the same period of fiscal year 2021. During the first six months of fiscal years 2022 and 2021, 2,242,000 and 2,142,000 pounds of avocados were sold at an average per pound price of $1.94 and $1.26, respectively.
•Oranges: The increase in the first six months of fiscal year 2022 was primarily the result of increased volume and higher prices of oranges sold, compared to the same period of fiscal year 2021. In the first six months of fiscal years 2022 and 2021, we sold 381,000 and 273,000 40-pound carton equivalents of oranges at an average per carton price of $9.16 and $9.14, respectively.
•Specialty citrus and other crops: The decrease in the first six months of fiscal year 2022 was primarily the result of lower prices, partially offset by increased volume of specialty citrus sold, compared to the same period of fiscal year 2021. During the first six months of fiscal years 2022 and 2021, we sold 305,000 and 243,000 40-pound carton equivalents of specialty citrus at an average per carton price of $7.45 and $12.44, respectively.

Other operations revenue in the first six months of fiscal years 2022 and 2021 was $2.6 million and $2.3 million, respectively.

Costs and Expenses

Our total costs and expenses in the first six months of fiscal year 2022 were $93.0 million, compared to $86.7 million in the same period of fiscal year 2021. The 7% increase of $6.3 million was primarily attributable to increases in our packing costs, growing costs and third-party grower and supplier costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2022	2021	Change
Packing costs	$23,557	$22,030	$1,527	7%
Harvest costs	10,812	10,443	369	4%
Growing costs	16,275	14,825	1,450	10%
Third-party grower and supplier costs	23,827	21,585	2,242	10%
Depreciation and amortization	4,372	4,497	(125)	(3)%
Agribusiness costs and expenses	$78,843	$73,380	$5,463	7%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first six months of fiscal years 2022 and 2021, lemon packing costs were $22.2 million and $20.4 million, respectively. During the first six months of fiscal years 2022 and 2021, we packed and sold 2,759,000 and 2,847,000 cartons of lemons at average per carton costs of $8.05 and $7.17, respectively. The increase in average per carton cost is primarily due to costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues. Additionally, in the first six months of fiscal years 2022 and 2021, packing costs included $1.3 million and $1.6 million of shipping costs, respectively.
•Harvest costs: Harvest costs in the first six months of fiscal year 2022 were similar to the same period in fiscal year 2021.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first six months of fiscal year 2022 was primarily due to farm management decisions based on weather, harvest timing and crop conditions and inflation and supply chain issues.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the first six months of fiscal year 2022 was partially due to increased volume of third-party grower fruit sold, compared to the same period of fiscal year 2021. Of the 2,759,000 and 2,847,000 cartons of lemons packed and sold during the first six months of fiscal years 2022 and 2021, 1,488,000 (54%) and 1,394,000 (49%) were procured from third-party growers at average per carton prices of $13.00 and $13.70, respectively. Additionally, in the first six months of fiscal years 2022 and 2021, we incurred $4.5 million and $2.5 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first six months of fiscal years 2022 and 2021 was $4.4 million and $4.5 million, respectively.

Other operations expenses were $2.2 million in the first six months of fiscal years 2022 and 2021.

Selling, general and administrative costs and expenses were $11.7 million in the first six months of fiscal year 2022 compared to $11.1 million in the first six months of fiscal year 2021. The 6% increase of $0.6 million primarily consisted of the following:

•Named executive officer severance for the first six months of fiscal year 2022 was $0.7 million compared to zero in the same period of fiscal year 2021.
•Selling expenses for the first six months of fiscal year 2022 were $0.2 million higher than the same period of fiscal year 2021.
•Other selling, general and administrative expenses, including certain corporate overhead expenses, for the first six months of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.

Other (Expense) Income

Other income in the first six months of fiscal year 2022 was comprised primarily of $0.4 million of equity in earnings of investments, partially offset by $(0.4) million of net interest expense. Other income in the first six months of fiscal year 2021 was comprised primarily of $1.0 million of equity in earnings of investments, partially offset by $(0.4) million of net interest expense.

Income Taxes

We recorded an estimated income tax benefit of $1.9 million and $0.2 million in the first six months of fiscal years 2022 and 2021 on pre-tax loss of $7.0 million and $2.6 million, respectively. The tax benefit recorded for the first six months of fiscal year 2022 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2022, excluding discrete items, is approximately 32.5%.

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

Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

The following table shows the segment results of operations for the three months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,992	$6,743	$—	$3,576	$4,058	$45,369	$1,381	$46,750
Intersegment revenue	—	9,373	(9,373)	—	—	—	—	—
Total net revenues	30,992	16,116	(9,373)	3,576	4,058	45,369	1,381	46,750
Costs and expenses	27,222	11,662	(9,373)	2,073	3,828	35,412	6,269	41,681
Depreciation and amortization	—	—	—	—	—	2,187	296	2,483
Operating income (loss)	$3,770	$4,454	$—	$1,503	$230	$7,770	$(5,184)	$2,586

The following table shows the segment results of operations for the three months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,600	$6,103	$—	$2,707	$2,579	$43,989	$1,143	$45,132
Intersegment revenue	—	9,282	(9,282)	—	—	—	—	—
Total net revenues	32,600	15,385	(9,282)	2,707	2,579	43,989	1,143	45,132
Costs and expenses	28,629	10,874	(9,282)	1,433	2,503	34,157	6,039	40,196
Depreciation and amortization	—	—	—	—	—	2,285	267	2,552
Operating income (loss)	$3,971	$4,511	$—	$1,274	$76	$7,547	$(5,163)	$2,384

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and brokered fruit and other lemon revenue such as purchased, packed fruit for resale. For the second quarter of fiscal years 2022 and 2021, our fresh lemons segment total net revenues were $31.0 million and $32.6 million, respectively. The 5% decrease of $1.6 million was primarily due to a net decrease in fresh lemon sales of $1.4 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the second quarter of fiscal years 2022 and 2021, our fresh lemons segment costs and expenses were $27.2 million and $28.6 million, respectively. The 5% decrease of $1.4 million primarily consisted of the following:

•Harvest costs for the second quarter of fiscal year 2022 were $0.3 million lower than the same period of fiscal year 2021.
•Growing costs for the second quarter of fiscal year 2022 were $0.2 million lower than the same period of fiscal year 2021.
•Third-party grower and supplier costs for the second quarter of fiscal year 2022 were $0.8 million lower than the same period of fiscal year 2021.
•Transportation costs for the second quarter of fiscal year 2022 were $0.2 million lower than the same period of fiscal year 2021.
•Intersegment costs and expenses for the second quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2022 and 2021, our lemon packing segment total net revenues were $16.1 million and $15.4 million, respectively. The 5% increase of $0.7 million was primarily due to increased price per carton of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2022 and 2021, our lemon packing costs and expenses were $11.7 million and $10.9 million, respectively. The 7% increase of $0.8 million was primarily due to increased costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues.

For the second quarter of fiscal years 2022 and 2021, lemon packing segment operating income per carton sold was $2.87 and $2.95, respectively.

In the second quarter of fiscal years 2022 and 2021, the lemon packing segment included $9.4 million and $9.3 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the second quarter of fiscal year 2022 and 2021, our avocados segment had revenues of $3.6 million and $2.7 million, respectively.

Costs and expenses associated with our avocados segment include growing and harvest costs. For the second quarter of fiscal years 2022 and 2021, our avocados segment costs and expenses were $2.1 million and $1.4 million, respectively. The increase of $0.6 million primarily consisted of the following:

•Harvest costs for the second quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.
•Growing costs for the second quarter of fiscal year 2022 were $0.5 million higher than the same period of fiscal year 2021.

Other Agribusiness

For the second quarter of fiscal years 2022 and 2021, our other agribusiness segment total net revenues were $4.1 million and $2.6 million, respectively. The 57% increase of $1.5 million primarily consisted of the following:

•Orange revenues for the second quarter of fiscal year 2022 were $1.2 million higher than the same period of fiscal year 2021.
•Specialty citrus and other crops revenues for the second quarter of fiscal year 2022 were $0.3 million higher compared to the same period of fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the second quarter of fiscal years 2022 and 2021, our other agribusiness costs and expenses were $3.8 million and $2.5 million, respectively. The 53% increase of $1.3 million primarily consisted of the following:

•Harvest costs for the second quarter of fiscal year 2022 were $0.2 million higher than the same period of fiscal year 2021.
•Growing costs for the second quarter of fiscal year 2022 were $1.0 million higher than the same period of fiscal year 2021

•Purchased fruit costs for the second quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Total agribusiness depreciation and amortization expenses for the second quarter of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.

Corporate and Other

Our corporate and other operations had revenues of $1.4 million and $1.1 million for the second quarter of fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations for the second quarter of fiscal years 2022 and 2021 were approximately $6.3 million and $6.0 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the second quarter of fiscal years 2022 and 2021 were similar at $0.3 million.

Six Months Ended April 30, 2022 Compared to the Six Months Ended April 30, 2021

The following table shows the segment results of operations for the six months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,592	$12,711	$—	$4,342	$5,807	$83,452	$2,572	$86,024
Intersegment revenue	—	15,962	(15,962)	—	—	—	—	—
Total net revenues	60,592	28,673	(15,962)	4,342	5,807	83,452	2,572	86,024
Costs and expenses	59,383	22,218	(15,962)	2,394	6,438	74,471	13,562	88,033
Depreciation and amortization	—	—	—	—	—	4,372	591	4,963
Operating income (loss)	$1,209	$6,455	$—	$1,948	$(631)	$4,609	$(11,581)	$(6,972)

The following table shows the segment results of operations for the six months ended April 30, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,900	$11,000	$—	$2,707	$5,519	$81,126	$2,281	$83,407
Intersegment revenue	—	15,967	(15,967)	—	—	—	—	—
Total net revenues	61,900	26,967	(15,967)	2,707	5,519	81,126	2,281	83,407
Costs and expenses	58,136	20,405	(15,967)	1,433	4,876	68,883	12,727	81,610
Depreciation and amortization	—	—	—	—	—	4,497	556	5,053
Operating income (loss)	$3,764	$6,562	$—	$1,274	$643	$7,746	$(11,002)	$(3,256)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and other lemon revenue such as purchased, packed fruit for resale. For the first six months of fiscal years 2022 and 2021, our fresh lemons segment total net revenues were $60.6 million and $61.9 million, respectively. The 2% decrease of $1.3 million was primarily due to a decrease in fresh lemon sales of $1.7 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the first six months of fiscal years 2022 and 2021, our fresh lemons segment costs and expenses were $59.4 million and $58.1 million, respectively. The 2% increase of $1.2 million primarily consisted of the following:

•Harvest costs for the first six months of fiscal year 2022 were $0.4 million higher than the same period of fiscal year 2021.
•Growing costs for the first six months of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.
•Third-party grower and supplier costs for the first six months of fiscal year 2022 were $1.5 million higher than the same period of fiscal year 2021.

•Transportation costs for the first six months of fiscal year 2022 were $0.3 million lower than the same period of fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For the first six months of fiscal years 2022 and 2021, our lemon packing segment total net revenues were $28.7 million and $27.0 million, respectively. The 6% increase of $1.7 million was primarily due to increased price per carton of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first six months of fiscal years 2022 and 2021, our lemon packing costs and expenses were $22.2 million and $20.4 million, respectively. The 9% increase of $1.8 million was primarily due to increased costs of labor and benefits, cardboard cartons, fruit treatments and packaging and shipping supplies from inflation and supply chain issues.

For the first six months of fiscal years 2022 and 2021, lemon packing segment operating income per carton sold was $2.34 and $2.30, respectively.

In the first six months of fiscal years 2022 and 2021, the lemon packing segment included $16.0 million of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first six months of fiscal years 2022 and 2021, our avocados segment had revenues of $4.3 million and $2.7 million, respectively.

Costs and expenses associated with our avocados segment include growing and harvest costs. For the first six months of fiscal years 2022 and 2021, our avocados segment costs and expenses were $2.4 million and $1.4 million, respectively. The increase of $1.0 million primarily consisted of the following:

•Harvest costs for the first six months of fiscal year 2022 were $0.2 million higher than the same period of fiscal year 2021.
•Growing costs for the first six months of fiscal year 2022 were $0.8 million higher than the same period of fiscal year 2021.

Other Agribusiness

For the first six months of fiscal years 2022 and 2021, our other agribusiness segment total net revenues were $5.8 million and $5.5 million, respectively. The 5% increase of $0.3 million primarily consisted of the following:

•Orange revenues for the first six months of fiscal year 2022 were $1.0 million higher than the same period of fiscal year 2021.
•Specialty citrus and other crops revenues for the first six months of fiscal year 2022 were $0.7 million lower compared to the same period of fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first six months of fiscal years 2022 and 2021, our other agribusiness costs and expenses were $6.4 million and $4.9 million, respectively. The 32% increase of $1.6 million primarily consisted of the following:

•Harvest costs for the first six months of fiscal year 2022 were $0.2 million lower than the same period of fiscal year 2021.
•Growing costs for the first six months of fiscal year 2022 were $1.0 million higher than the same period of fiscal year 2021.
•Purchased fruit costs for the first six months of fiscal year 2022 were $0.7 million higher than the same period of fiscal year 2021.

Total agribusiness depreciation and amortization expenses for the first six months of fiscal year 2022 were $0.1 million lower than the same period of fiscal year 2021.

Corporate and Other

Our corporate and other operations had revenues of $2.6 million and $2.3 million for the first six months of fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations for the first six months of fiscal years 2022 and 2021 were approximately $13.6 million and $12.7 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first six months of fiscal years 2022 and 2021 were similar at $0.6 million.

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

Results of Operations for the Trailing Twelve Months Ended April 30, 2022 and 2021

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2022	2021
Revenues:
Agribusiness	$163,707	$162,141
Other operations	4,937	4,598
Total revenues	168,644	166,739
Costs and expenses:
Agribusiness	153,955	152,169
Other operations	4,327	4,290
Loss on disposal of assets, net	370	502
Selling, general and administrative	20,041	20,743
Total costs and expenses	178,693	177,704
Operating loss	(10,049)	(10,965)
Other income:
Interest income	359	430
Interest expense, net of patronage dividends	(1,494)	(1,539)
Equity in earnings of investments, net	2,544	1,839
Other income, net	131	35
Total other income	1,540	765
Loss before income tax benefit	(8,509)	(10,200)
Income tax benefit	1,981	2,066
Net loss	(6,528)	(8,134)
Loss attributable to noncontrolling interest	405	734
Net loss attributable to Limoneira Company	$(6,123)	$(7,400)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues increased $1.9 million in the twelve months ended April 30, 2022 compared to the twelve months ended April 30, 2021 primarily due to increased agribusiness revenues, particularly increased lemon sales.
•Total costs and expenses increased $1.0 million in the twelve months ended April 30, 2022 compared to the twelve months ended April 30, 2021, primarily due to increases in our agribusiness costs, partially offset by decreases in selling, general and administrative expenses. The increase in agribusiness costs is primarily attributable to increased costs of growing and third-party grower and supplier fruit, partially offset by decreased packing and harvest costs. The decrease in selling, general and administrative expenses is primarily attributable to decreased corporate expenses associated with our strategic initiatives.
•Total other income increased $0.8 million in the twelve months ended April 30, 2022 compared to the twelve months ended April 30, 2021 primarily due to increased equity in earnings of investments.
•Income tax benefit decreased $0.1 million in the twelve months ended April 30, 2022 compared to the twelve months ended April 30, 2021 primarily due to the decrease in pre-tax loss of $1.7 million.

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

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term fixed rate and variable rate debt and related interest payments, operating and finance leases and our noncontributory, defined benefit pension plan (“the Plan”). In fiscal year 2021, we decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of April 30, 2022, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company. See Note 10 - Long-Term Debt, Note 11 - Leases and Note 15 - Retirement Plans to the consolidated financial statements in this Quarterly Report on Form 10-Q for amounts outstanding as of April 30, 2022, related to debt, leases and the Plan. Purchase obligations consist of contracts primarily related to packing supplies and pollination services, the majority of which are due in the next three years.

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

Cash Flows from Operating Activities

For the six months ended April 30, 2022, net cash used in operating activities was $1.2 million, compared to net cash provided by operating activities of $4.6 million for the six months ended April 30, 2021. The significant components of our cash flows used in operating activities were as follows:

•Net loss for the six months ended April 30, 2022 and 2021 was $5.0 million and $2.4 million, respectively. The components of net loss in the six months ended April 30, 2022, compared to the net loss in the same period in fiscal year 2021 consist of an increase in operating loss of $3.7 million, a decrease in total other income of $0.6 million and an increase in income tax benefit of $1.7 million.
•Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
◦Provided $5.0 million and $6.0 million in the six months ended April 30, 2022 and 2021, respectively, primarily due to depreciation and amortization, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities (used) provided $(1.1) million and $1.1 million of operating cash in the six months ended April 30, 2022 and 2021, respectively, primarily due to accounts receivables/other from related parties, cultural costs, prepaid expenses and other current assets and accrued liabilities and payables to related parties.

Cash Flows from Investing Activities

For the six months ended April 30, 2022 and 2021, net cash used in investing activities was $0.4 million and $5.5 million, respectively.

•Capital expenditures were $4.1 million in the six months ended April 30, 2022, comprised of $3.9 million for property, plant and equipment primarily related to orchard development and $0.2 million for real estate development projects.
•Capital expenditures were $5.4 million in the six months ended April 30, 2021, comprised of $5.2 million for property, plant and equipment primarily related to orchard and vineyard development and $0.2 million for real estate development projects.

Cash Flows from Financing Activities

For the six months ended April 30, 2022 and 2021, net cash provided by financing activities was $2.3 million and $1.9 million, respectively.

•The $2.3 million of cash provided by financing activities during the six months ended April 30, 2022 was primarily comprised of net borrowings of long-term debt in the amount of $6.5 million, partially offset by common and preferred dividends, in aggregate, of $2.9 million and the exchange of common stock of $1.1 million.
•The $1.9 million of cash provided by financing activities during the six months ended April 30, 2021 was primarily comprised of net borrowings of long-term debt in the amount of $5.5 million, partially offset by common and preferred dividends, in aggregate, of $2.9 million.

Transactions Affecting Liquidity and Capital Resources

Credit Facilities and Long-Term Debt

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the MLA, Supplements and Revolving Equity Line of Credit (the "RELOC"). In addition, we have the Farm Credit West term loans, Banco de Chile term loans and COVID-19 loans, and a note payable to the sellers of a land parcel. Additional information regarding these loans and the note payable can be found in Note 10 - Long-Term Debt to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In June 2021, we entered into the MLA with the Lender dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement. The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between us and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of April 30, 2022, our outstanding borrowings under the Farm Credit West Credit Facility and RELOC were $119.1 million and we had $10.9 million of availability.

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

In the first quarter of fiscal years 2022 and 2021, Farm Credit West declared an annual patronage dividend of $1.6 million and $1.2 million, respectively, which we received in the second quarter of fiscal years 2022 and 2021, respectively.

Treasury Stock

In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022. No shares have been repurchased under this program.

Dividends

The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.3 million in the six months ended April 30, 2022 and 2021, respectively.

Cash dividends declared in the six months ended April 30, 2022 and 2021 were $0.15 per common share and such dividends paid were $2.7 million in the six months ended April 30, 2022 and 2021.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in our fiscal year 2021 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the six months ended April 30, 2022, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2021. Please refer to that filing for a description of our critical accounting policies and estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of April 30, 2022, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 16 - Commitments and Contingencies of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2022.

Item 1A. Risk Factors

There has been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on January 10, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of fiscal year 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
February 1, 2022 - February 28, 2022	12,718	$14.69	—	—
March 1, 2022 - March 31, 2022	—	$—	—	—
April 1, 2022 - April 30, 2022	—	$—	—	—
Total	12,718		—	—

(1) Shares were acquired from a retired employee in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.

(2) In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022. No shares have been repurchased under this program. As of April 30, 2022, the remaining authorization under this plan is $10.0 million.

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

Exhibit Number	Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

June 7, 2022	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 7, 2022	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)