Form 10-Q
period 2022-07-31
Limoneira CO
filed 2022-09-08
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022
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

As of August 31, 2022, there were 17,721,551 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	July 31, 2022	October 31, 2021
Assets
Current assets:
Cash	$995	$439
Accounts receivable, net	18,457	17,483
Cultural costs	6,326	7,500
Prepaid expenses and other current assets	12,253	10,709
Receivables/other from related parties	4,392	5,958
Total current assets	42,423	42,089

Property, plant and equipment, net	241,069	242,420
Real estate development	23,231	22,828
Equity in investments	64,621	64,072
Goodwill	1,512	1,527
Intangible assets, net	7,582	8,329
Other assets	13,059	11,011
Total assets	$393,497	$392,276

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,078	$8,963
Growers and suppliers payable	12,018	10,371
Accrued liabilities	7,691	6,542
Payables to related parties	7,719	6,976
Current portion of long-term debt	3,554	2,472
Total current liabilities	38,060	35,324
Long-term liabilities:
Long-term debt, less current portion	129,004	130,353
Deferred income taxes	24,282	22,853
Other long-term liabilities	5,656	4,501
Total liabilities	197,002	193,031
Commitments and contingencies (See Note 16)	—	—

Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2022 and October 31, 2021) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2022 and October 31, 2021) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331

Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2022 and October 31, 2021)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,972,528 and 17,936,377 shares issued and 17,721,551 and 17,685,400 shares outstanding at July 31, 2022 and October 31, 2021, respectively)	180	179
Additional paid-in capital	164,871	163,965
Retained earnings	19,618	21,552
Accumulated other comprehensive loss	(7,295)	(5,733)
Treasury stock, at cost, 250,977 shares at July 31, 2022 and October 31, 2021	(3,493)	(3,493)
Noncontrolling interest	11,804	11,965
Total stockholders' equity	185,685	188,435
Total liabilities and stockholders' equity	$393,497	$392,276
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net revenues:
Agribusiness	$57,594	$47,954	$141,046	$129,080
Other operations	1,329	1,171	3,901	3,452
Total net revenues	58,923	49,125	144,947	132,532
Costs and expenses:
Agribusiness	41,463	40,691	120,306	114,071
Other operations	1,127	1,017	3,294	3,189
Loss on disposal of assets, net	242	—	503	—
Selling, general and administrative	5,031	4,043	16,756	15,154
Total costs and expenses	47,863	45,751	140,859	132,414
Operating income	11,060	3,374	4,088	118
Other (expense) income:
Interest income	6	211	54	279
Interest expense, net of patronage dividends	(772)	(574)	(1,253)	(1,062)
Equity in earnings of investments, net	331	1,462	681	2,471
Other income, net	13	32	106	83
Total other (expense) income	(422)	1,131	(412)	1,771

Income before income tax provision	10,638	4,505	3,676	1,889
Income tax provision	(3,313)	(1,335)	(1,385)	(1,122)
Net income	7,325	3,170	2,291	767
Net loss attributable to noncontrolling interest	52	535	129	663
Net income attributable to Limoneira Company	7,377	3,705	2,420	1,430
Preferred dividends	(125)	(125)	(376)	(376)
Net income applicable to common stock	$7,252	$3,580	$2,044	$1,054

Basic net income per common share	$0.41	$0.20	$0.11	$0.06

Diluted net income per common share	$0.40	$0.20	$0.11	$0.06

Weighted-average common shares outstanding-basic	17,529,000	17,461,000	17,481,000	17,439,000
Weighted-average common shares outstanding-diluted	18,334,000	18,243,000	17,481,000	17,439,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net income	$7,325	$3,170	$2,291	$767
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(828)	(1,042)	(1,779)	330
Minimum pension liability adjustment, net of tax of $27, $50, $81 and $150 for the three and nine months ended July 31, 2022 and 2021, respectively.	72	135	217	403
Total other comprehensive (loss) income, net of tax	(756)	(907)	(1,562)	733
Comprehensive income	6,569	2,263	729	1,500
Comprehensive loss attributable to noncontrolling interest	80	558	161	630
Comprehensive income attributable to Limoneira Company	$6,649	$2,821	$890	$2,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	34,231	—	378	—	—	—	—	378	—	—
Exchange of common stock	(12,718)	—	(186)	—	—	—	—	(186)	—	—
Net income	—	—	—	1,561	—	—	11	1,572	—	—
Other comprehensive loss, net of tax	—	—	—	—	(933)	—	(6)	(939)	—	—
Balance at April 30, 2022	17,721,551	$180	$164,253	$13,691	$(6,539)	$(3,493)	$11,884	$179,976	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	618	—	—	—	—	618	—	—
Net income (loss)	—	—	—	7,377	—	—	(52)	7,325	—	—
Other comprehensive loss, net of tax	—	—	—	—	(756)	—	(28)	(784)	—	—
Balance at July 31, 2022	17,721,551	$180	$164,871	$19,618	$(7,295)	$(3,493)	$11,804	$185,685	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (CONTINUED)
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,324)	—	—	—	(1,324)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	125,190	1	1,066	—	—	—	—	1,067	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Net (loss) income	—	—	—	(4,208)	—	—	292	(3,916)	—	—
Other comprehensive income, net of tax	—	—	—	—	929	—	39	968	—	—
Balance at January 31, 2021	17,684,927	$179	$162,450	$25,140	$(6,619)	$(3,493)	$14,072	$191,729	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,327)	—	—	—	(1,327)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	473	—	570	—	—	—	—	570	—	—
Net income (loss)	—	—	—	1,933	—	—	(420)	1,513	—	—
Other comprehensive income, net of tax	—	—	—	—	711	—	17	728	—	—
Balance at April 30, 2021	17,685,400	$179	$163,020	$25,620	$(5,908)	$(3,493)	$13,669	$193,087	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,326)	—	—	—	(1,326)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	440	—	—	—	—	440	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(1,331)	(1,331)	—	—
Net income (loss)	—	—	—	3,705	—	—	(535)	3,170	—	—
Other comprehensive loss, net of tax	—	—	—	—	(907)	—	(23)	(930)	—	—
Balance at July 31, 2021	17,685,400	$179	$163,460	$27,874	$(6,815)	$(3,493)	$11,780	$192,985	$1,479	$9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2022	2021
Operating activities
Net income	$2,291	$767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,432	7,490
Loss (gain) on disposal of assets, net	503	(20)
Stock compensation expense	1,993	2,077
Non-cash lease expense	323	346
Equity in earnings of investments, net	(681)	(2,471)
Cash distributions from equity investments	132	—
Deferred income taxes	1,385	1,122
Other, net	816	193
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(1,260)	(2,301)
Cultural costs	1,168	1,430
Prepaid expenses and other current assets	(4,181)	(494)
Income taxes receivable	—	5,911
Other assets	3	52
Accounts payable and growers and suppliers payable	(424)	4,731
Accrued liabilities and payables to related parties	1,612	(1,612)
Other long-term liabilities	(193)	(419)
Net cash provided by operating activities	10,919	16,802
Investing activities
Capital expenditures	(7,673)	(8,282)
Net proceeds from sale of assets	110	87
Collection on notes receivable	2,755	25
Cash distribution from equity investment	—	106
Investments in mutual water companies and water rights	(494)	(652)
Net cash used in investing activities	(5,302)	(8,716)
Financing activities
Borrowings of long-term debt	119,204	69,682
Repayments of long-term debt	(119,327)	(72,438)
Proceeds from equipment financings	1,020	—
Principal paid on finance lease and equipment financings	(271)	—
Dividends paid – common	(3,978)	(3,977)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(1,086)	(700)
Net cash used in financing activities	(4,814)	(7,809)
Effect of exchange rate changes on cash	(247)	(3)
Net increase in cash	556	274
Cash at beginning of period	439	501
Cash at end of period	$995	$775

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine Months Ended July 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for interest, net of amounts capitalized	$1,108	$1,340
Cash received during the period for income taxes, net	$—	$5,942
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$359	$437

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

2. Summary of Significant Accounting Policies

Comprehensive Income

Comprehensive income represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss primarily includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive loss is reported as a component of the Company's stockholders' equity.

The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended July 31,
	2022			2021
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(828)	$—	$(828)	$(1,042)	$—	$(1,042)
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	99	(27)	72	185	(50)	135
Other comprehensive loss	$(729)	$(27)	$(756)	$(857)	$(50)	$(907)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

Comprehensive Income (continued)

	Nine Months Ended July 31,
	2022			2021
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(1,779)	$—	$(1,779)	$330	$—	$330
Minimum pension liability adjustments:
Other comprehensive gain before reclassifications	298	(81)	217	553	(150)	403
Other comprehensive (loss) income	$(1,481)	$(81)	$(1,562)	$883	$(150)	$733

The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive (loss) income	(1,779)	217	(1,562)
Balance at July 31, 2022	$(5,533)	$(1,762)	$(7,295)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2020	$(3,069)	$(4,479)	$(7,548)
Other comprehensive income	330	403	733
Balance at July 31, 2021	$(2,739)	$(4,076)	$(6,815)

COVID-19 Pandemic

There is uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, which it believes was due to the COVID-19 pandemic, negatively impacted its sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first three quarters of fiscal year 2022. The Company also expects the COVID-19 pandemic to impact its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2022 and beyond, is driven by estimates that contain uncertainties.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Concentrations and Geographic Information

Concentrations of credit risk with respect to revenues and trade receivable are limited due to a large, diverse customer base. One customer represented 11% of revenue for the nine months ended July 31, 2022. Two customers represented 17% and 13% of revenue, respectively, for the nine months ended July 31, 2021. No individual customer represented more than 10% of accounts receivable, net as of July 31, 2022 or October 31, 2021.

Lemons procured from third-party growers were 46% and 57% of the Company's lemon supply for the three months ended July 31, 2022 and 2021, respectively, and were 51% and 51% of the Company's lemon supply for the nine months ended July 31, 2022 and 2021, respectively. One third-party grower was 10% of the lemon supply for the nine months ended July 31, 2021.

During the three months ended July 31, 2022 and 2021, the Company had approximately $491,000 and $578,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo"). During the nine months ended July 31, 2022 and 2021, the Company had approximately $3,202,000 and $2,555,000, respectively, of total sales in Chile by PDA and San Pablo.

In March 2022, the Company signed an agreement to lease Finca Santa Clara, its 1,200-acre lemon ranch in Argentina, to FGF Trapani ("FGF"), its 49% partner in Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"). The lease is retroactive beginning November 1, 2021, with a term of 14 months at a fixed sum of $400,000, payable in five equal, monthly installments beginning August 2022 until December 2022. During the three and nine months ended July 31, 2022, the Company had approximately $86,000 and $257,000, respectively, of lease income by Trapani Fresh included in other operations revenue. During the three and nine months ended July 31, 2021, the Company had approximately $710,000 and $3,265,000, respectively, of total agribusiness sales in Argentina by Trapani Fresh.

Aggregate foreign exchange transaction losses realized for our foreign subsidiaries was approximately $137,000 and $598,000 for the nine months ended July 31, 2022 and 2021, respectively, and were included in selling, general and administrative expenses in the consolidated statements of operations.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2022	October 31, 2021
Prepaid supplies and insurance	$3,378	$2,521
Note receivable and related interest	—	2,438
Real estate development held for sale	2,670	2,543
Sales tax receivable	451	909
Lemon supplier advances	3,487	676
Other	2,267	1,622
	$12,253	$10,709

5. Real Estate Development

Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	July 31, 2022	October 31, 2021
East Area I - Retained Property	$13,633	$13,335
East Area II	9,598	9,493
	$23,231	$22,828

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

The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $5,771,000 at July 31, 2022 and October 31, 2021, which is included in payables to related parties.

In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had an outstanding balance of $2,500,000 as of July 31, 2022. The Loan has a one year extension option through February 22, 2024 subject to terms and conditions as defined in the Loan agreement, with the maximum borrowing amount reduced to $35,000,000 during the extension period.

In February 2018, the Company and certain principals from Lewis guaranteed the obligations under the Loan. The guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. The guarantee continues in effect until all of the Loan obligations are fully paid. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in LLCB.

Through July 31, 2022, LLCB has closed sales of initial residential lots representing 586 residential units.

In September 2022, the Company entered into an agreement with LLCB to sell its East Area 1 - Retained Property to potentially develop additional residential units. The Company expects to close the transaction in the fourth quarter of fiscal year 2022, receive approximately $8,000,000 in cash proceeds and record an estimated gain of approximately $4,700,000.

Other Real Estate Development Projects

In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which is expected to close in calendar year 2022. After transaction and other costs, the Company expects to receive cash proceeds of approximately $2,670,000. During the third quarter of fiscal year 2022, the Company incurred additional costs to prepare the asset for sale, of which $127,000 were capitalized and $153,000 were recorded in loss on disposal of assets. The carrying value of the property at July 31, 2022 and October 31, 2021, was $2,670,000 and $2,543,000, respectively, and classified as held for sale and included in prepaid expenses and other current assets.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. Equity in Investments

Equity in investments consist of the following (in thousands):

	July 31, 2022	October 31, 2021
Limoneira Lewis Community Builders, LLC	$60,827	$60,216
Limco Del Mar, Ltd.	2,106	1,997
Rosales	1,183	1,351
Romney Property Partnership	505	508
	$64,621	$64,072

Net amounts due from Rosales were $540,000 and $1,570,000 at July 31, 2022 and October 31, 2021, respectively, and are included in receivables/other from related parties and payables to related parties.

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

The following is unaudited summarized financial information for LLCB (in thousands):

	Nine Months Ended July 31,
	2022	2021
Revenues	$1,686	$36,684
Cost of land sold	—	28,062
Operating expenses	569	634
Net income	$1,117	$7,988
Net income attributable to Limoneira Company	$658	$3,944

7. Goodwill and Intangible Assets, Net

A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2021	$1,527
Foreign currency translation adjustment	(15)
Balance at July 31, 2022	$1,512

Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2022.

During the nine months ended July 31, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)

Intangible assets consisted of the following (in thousands):

	July 31, 2022				October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(826)	1,282	8	$2,108	$(663)	$1,445	8
Customer relationships	4,037	(1,547)	2,490	9	4,037	(1,209)	2,828	9
Non-competition agreement	437	(64)	373	8	437	(22)	415	8
Acquired water and mineral rights	3,437	—	3,437	Indefinite	3,641	—	3,641	Indefinite
	$10,019	$(2,437)	$7,582		$10,223	$(1,894)	$8,329

Amortization expense totaled $182,000 and $210,000 for the three months ended July 31, 2022 and 2021, respectively. Amortization expense totaled $543,000 and $736,000 for the nine months ended July 31, 2022 and 2021, respectively.

Estimated future amortization expense of intangible assets as of July 31, 2022 is as follows (in thousands):

2022 (excluding the nine months ended July 31, 2022)	$180
2023	724
2024	716
2025	711
2026	711
Thereafter	1,103
$4,145

8. Other Assets

Investments in Mutual Water Companies

The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. As of July 31, 2022 and October 31, 2021, $6,488,000 and $5,994,000, respectively, were included in other assets.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2022	October 31, 2021
Compensation	$2,871	$2,112
Property taxes	311	676
Operating expenses	2,319	1,203
Leases	765	604
Other	1,425	1,947
	$7,691	$6,542

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2022	October 31, 2021
Farm Credit West revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 1.65% at July 31, 2022, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77% through July 1, 2022, is 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$112,994	$111,293
Farm Credit West term loan: The interest rate is fixed at 2.48%. The loan is payable in quarterly installments through November 2022.	327	809
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through October 2035.	933	974
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through March 2036.	7,673	8,004
Farm Credit West term loan: The interest rate is fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	5,640	5,892
Farm Credit West term loan: Effective August 2, 2021, the interest rate was fixed at 3.19%. The loan is payable in monthly installments through September 2026.	2,122	2,475
Banco de Chile term loan: the interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	769	1,011
Note Payable: the interest rate ranges from 5.00% to 7.00% and was 7.00% at July 31, 2022. The loan includes interest only monthly payments and principal is due in February 2023.	1,435	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	275	411
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	489	652
Subtotal	132,657	132,956
Less deferred financing costs, net of accumulated amortization	99	131
Total long-term debt, net	132,558	132,825
Less current portion	3,554	2,472
Long-term debt, less current portion	$129,004	$130,353

The Company entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the "Lender") dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to a fixed interest rate for a period of time as described in the table above ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017, and extends the principal repayment to July 1, 2026.

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

As of July 31, 2022, the Company's outstanding borrowings under the Supplements and RELOC were $112,994,000 and it had $17,006,000 available to borrow.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)

The interest rate in effect under the Revolving Credit Supplement automatically adjusted commencing on July 1, 2021 and on the first day of each month thereafter. The interest rate for any amount outstanding under the Revolving Credit Supplement is based on the one-month LIBOR rate plus or minus an applicable margin. The applicable margin ranges from 1.75% to 2.35% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each one year anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding LIBOR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.

The initial interest rate in effect under the Non-Revolving Credit Supplement was a fixed interest rate of 4.77% through July 1, 2022 and then converted to a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the applicable interest rate group. The Company may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, the Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.

The interest rate in effect under the RELOC is a variable interest rate established by the Lender corresponding to the applicable interest rate group, which was 4.00% as of July 31, 2022. The interest rate may be adjusted automatically under the provisions of the Lender's variable interest rate plan. The Company may prepay any amounts outstanding under the RELOC without penalty.

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

In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received the aggregate of $1,582,000 in March and April 2022. In December 2020, the Lender declared an annual cash patronage dividend of 1.50% of average eligible loan balances and the Company received $1,170,000 in February 2021.

Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $235,000 and $353,000 during the three months ended July 31, 2022 and 2021, respectively, and $235,000 and $661,000 during the nine months ended July 31, 2022 and 2021, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessor Arrangements (continued)

The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Operating lease revenue	$1,265	$1,086	$3,678	$3,215
Variable lease revenue	64	85	223	237
Total lease revenue	$1,329	$1,171	$3,901	$3,452

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

Operating lease costs were $137,000 and $128,000 for the three months ended July 31, 2022 and 2021, respectively, and $395,000 and $406,000 for the nine months ended July 31, 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Finance lease costs were $37,000 and zero for the three months ended July 31, 2022 and 2021, respectively, and $112,000 and zero for the nine months ended July 31, 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Variable and short term lease costs were immaterial.

Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2022	October 31, 2021
Assets
Operating lease ROU assets	Other assets	$2,058	$2,041
Finance lease assets	Other assets	1,055	1,142
Total lease assets		$3,113	$3,183

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$426	$488
Current finance lease liabilities	Accrued liabilities	249	249
Non-current operating lease liabilities	Other long-term liabilities	1,675	1,648
Non-current finance lease liabilities	Other long-term liabilities	723	884
Total lease liabilities		$3,073	$3,269

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)

Lessee Arrangements (continued)

Supplemental cash flow information related to leases consists of the following (in thousands):

	Nine Months Ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$442	$422
Operating cash outflows from finance leases	$26	$—
Financing cash outflows from finance leases	$161	$—
ROU assets obtained in exchange for new operating lease liabilities	$355	$271

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Basic net income per common share:
Net income applicable to common stock	$7,252	$3,580	$2,044	$1,054
Less: Earnings allocated to unvested, restricted stock	(79)	(15)	(42)	(50)
Numerator: Net income for basic EPS	7,173	3,565	2,002	1,004
Denominator: Weighted average common shares-basic	17,529	17,461	17,481	17,439
Basic net income per common share	$0.41	$0.20	$0.11	$0.06

Diluted net income per common share:
Net income for basic EPS	$7,173	$3,565	$2,002	$1,004
Effect of dilutive unvested, restricted stock and preferred stock	125	140	—	—
Numerator: Net income for diluted EPS	$7,298	$3,705	2,002	1,004
Weighted average common shares–basic	17,529	17,461	17,481	17,439
Effect of dilutive unvested, restricted stock and preferred stock	805	782	—	—
Denominator: Weighted average common shares–diluted	18,334	18,243	17,481	17,439
Diluted net income per common share	$0.40	$0.20	$0.11	$0.06

Diluted net income per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income per common share was calculated under the two-class method for the three and nine months ended July 31, 2022. The Company excluded 147,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted net income per common share for the three months ended July 31, 2021 and 146,000 for the nine months ended July 31, 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related Party Transactions

The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		July 31, 2022				October 31, 2021
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$494	$54	$—	$—	$432	$40	$—
3	Cooperative association	$—	$—	$18	$—	$—	$—	$19	$—
5	Cadiz / Fenner / WAM	$—	$1,308	$572	$1,219	$—	$1,386	$273	$1,297
8	FGF	$3,380	$2,653	$832	$—	$4,598	$980	$832	$—
9	LLCB	$—	$—	$5,771	$—	$—	$—	$5,771	$—
11	Third-party growers	$—	$—	$—	$—	$—	$—	$41	$—

		Three Months Ended July 31, 2022				Three Months Ended July 31, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$220	$—	$—	$—	$204	$—	$—
2	Mutual water companies	$—	$—	$481	$—	$—	$—	$274	$—
3	Cooperative association	$—	$—	$585	$—	$—	$—	$652	$—
4	Calavo	$—	$—	$—	$—	$4,036	$80	$408	$126
5	Cadiz / Fenner / WAM	$—	$—	$895	$—	$—	$—	$36	$—
8	FGF	$83	$86	$2	$—	$710	$—	$1,761	$—
10	Freska	$—	$—	$—	$—	$23	$—	$—	$—
11	Third-party growers	$—	$—	$—	$—	$—	$—	$16	$—

		Nine Months Ended July 31, 2022				Nine Months Ended July 31, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$650	$—	$—	$—	$608	$—	$—
2	Mutual water companies	$—	$—	$975	$—	$—	$—	$879	$—
3	Cooperative association	$—	$—	$1,369	$—	$—	$—	$1,178	$—
4	Calavo	$—	$80	$2	$126	$6,589	$237	$688	$377
5	Cadiz / Fenner / WAM	$—	$—	$2,084	$—	$—	$—	$271	$—
6	Colorado River Growers	$—	$—	$—	$—	$157	$—	$2,772	$—
7	YMIDD	$—	$—	$76	$—	$—	$—	$62	$—
8	FGF	$248	$257	$2	$—	$3,265	$—	$2,989	$—
10	Freska	$—	$—	$—	$—	$119	$—	$142	$—
11	Third-party growers	$104	$—	$12	$—	$—	$—	$132	$—

(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no material rental payments due from employees at July 31, 2022 or October 31, 2021.

(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, as well as other water districts. Refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies and districts.

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

(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU, asset and corresponding lease liability.

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

(9) LLCB - Refer to Note 5 - Real Estate Development.

(10) Freska - A former member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had avocado sales to Freska and corresponding receivables for such sales. The former board member resigned effective June 14, 2022 and Freska is no longer a related party.

(11) Third-party growers - A former member of the Company's board of directors markets lemons through the Company. The Company had payments due to the member for such lemon procurement. The former board member resigned effective June 14, 2022.

14. Income Taxes

The effective tax rate for the nine months ended July 31, 2022 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of July 31, 2022. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2022.

15. Retirement Plans

The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, that provides retirement benefits for all eligible employees. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by Wells Fargo Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Retirement Plans (continued)

The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the nine months ended July 31, 2022 and 2021. Plan assets are invested in a group trust consisting primarily of pooled funds, mutual funds, cash and cash equivalents.

The components of net periodic pension cost for the Plan for the three and nine months ended July 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Administrative expenses	$180	$70	$539	$208
Interest cost	130	137	390	412
Expected return on plan assets	(128)	(236)	(383)	(708)
Prior service cost	12	11	34	33
Recognized actuarial loss	99	185	298	553
Net periodic benefit cost	$293	$167	$878	$498

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

17. Stock-based Compensation and Treasury Stock

Stock-based Compensation

The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of restricted stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant and all are classified as equity awards.

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

Executive Awards

Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). Executive awards generally vest over a three to five-year period as service is provided. During December 2021, the Company granted 70,000 shares of restricted stock with a per share price of $14.96 to key executives under the Stock Plan, of which 15,000 shares were forfeited on February 1, 2022 pursuant to a key executive's severance agreement. The related compensation expense after forfeiture of approximately $823,000 will be recognized equally over the next three years as the shares vest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Stock-based Compensation and Treasury Stock (continued)

Stock-based Compensation (continued)

Director Awards

On an annual basis, the Company generally issues shares of common stock to non-employee directors under the Stock Plan (“Director Awards”). During March 2022, 46,279 shares of restricted stock were granted as Director Awards, which vest after a one-year period from date of grant. The related stock-based compensation of approximately $627,000 will be recognized equally over the next year as the shares vest. During January 2021, 27,815 shares of restricted stock were granted as Director Awards that vested upon grant. The related stock-based compensation of $469,000 was recognized during the first quarter of fiscal year 2021.

During the nine months ended July 31, 2022 and 2021, members of management exchanged 68,080 and 46,993 shares of common stock with fair values totaling $1,086,000 and $701,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

Treasury Stock

Share Repurchase Program

In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022. No shares have been repurchased under this program.

18. Segment Information

The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvesting expenses and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues, intersegment packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs of oranges, specialty citrus and other crops.

Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $3,736,000 and $7,226,000 and specialty citrus and other crops of $1,120,000 and $3,437,000 for the three and nine months ended July 31, 2022, respectively. Other agribusiness revenues consisted of oranges of $1,981,000 and $4,476,000 and specialty citrus and other crops of $1,065,000 and $4,089,000 for the three and nine months ended July 31, 2021, respectively.

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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Segment Information (continued)

Segment information for the three months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,823	$6,337	$—	$12,578	$4,856	$57,594	$1,329	$58,923
Intersegment revenue	—	9,696	(9,696)	—	—	—	—	—
Total net revenues	33,823	16,033	(9,696)	12,578	4,856	57,594	1,329	58,923
Costs and expenses	32,600	11,953	(9,696)	3,154	1,280	39,291	6,103	45,394
Depreciation and amortization	—	—	—	—	—	2,172	297	2,469
Operating income (loss)	$1,223	$4,080	$—	$9,424	$3,576	$16,131	$(5,071)	$11,060

Segment information for the three months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,295	$4,540	$—	$4,073	$3,046	$47,954	$1,171	$49,125
Intersegment revenue	—	7,192	(7,192)	—	—	—	—	—
Total net revenues	36,295	11,732	(7,192)	4,073	3,046	47,954	1,171	49,125
Costs and expenses	31,846	9,279	(7,192)	2,708	1,956	38,597	4,717	43,314
Depreciation and amortization	—	—	—	—	—	2,094	343	2,437
Operating income (loss)	$4,449	$2,453	$—	$1,365	$1,090	$7,263	$(3,889)	$3,374

Segment information for the nine months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,415	$19,048	$—	$16,920	$10,663	$141,046	$3,901	$144,947
Intersegment revenue	—	25,658	(25,658)	—	—	—	—	—
Total net revenues	94,415	44,706	(25,658)	16,920	10,663	141,046	3,901	144,947
Costs and expenses	91,983	34,171	(25,658)	5,548	7,718	113,762	19,665	133,427
Depreciation and amortization	—	—	—	—	—	6,544	888	7,432
Operating income (loss)	$2,432	$10,535	$—	$11,372	$2,945	$20,740	$(16,652)	$4,088

Segment information for the nine months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$98,195	$15,540	$—	$6,780	$8,565	$129,080	$3,452	$132,532
Intersegment revenue	—	23,159	(23,159)	—	—	—	—	—
Total net revenues	98,195	38,699	(23,159)	6,780	8,565	129,080	3,452	132,532
Costs and expenses	89,982	29,684	(23,159)	4,141	6,832	107,480	17,444	124,924
Depreciation and amortization	—	—	—	—	—	6,591	899	7,490
Operating income (loss)	$8,213	$9,015	$—	$2,639	$1,733	$15,009	$(14,891)	$118

19. Subsequent Events

The Company evaluated events subsequent to July 31, 2022 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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

Our avocado producing business is important to us, yet it faces constraints on growth as there is little additional land with sufficient water that can be cost-effectively acquired to support new avocado orchards in Southern California. Therefore, we are currently assessing all of our farmland in Ventura County for opportunities to expand our plantings of avocados. While avocado production is cyclical as avocados typically bear fruit on a bi-annual basis, the profitability and cash flow realized from our avocados helps to diversify our fruit production base.

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

California has experienced below average precipitation since 2018. According to the U.S. Drought Monitor, Ventura and San Bernardino Counties were experiencing severe drought conditions and Tulare County was experiencing extreme drought conditions as of July 31, 2022. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 0% of the contracted amount of water to San Joaquin Valley farmers in 2022 compared to 5% in 2021 and 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In January 2022, Arizona experienced water releases from Lake Mead reduced by approximately 18% of the state’s annual apportionment. In August 2022, the U.S. Bureau of Reclamation announced Lake Mead to operate in a Tier-2a shortage, which increases water restrictions for states in the southwest. In January 2023, Arizona will forfeit an additional 80,000-acre feet of water from Lake Mead. In response, we entered into a fallowing agreement and we are assessing the impact these additional reductions may have on our Arizona orchards.

Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project and formed Limoneira Lewis Community Builders, LLC ("LLCB") as the development entity. LLCB has closed on lot sales representing 586 units from inception through July 31, 2022. For further information see Note 5 – Real Estate Development of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

In January 2022, we were notified of Alex M. Teague’s decision to retire as Senior Vice President and Chief Operating Officer of our Company, effective February 1, 2022. In connection with his retirement, we entered into a separation agreement with Mr. Teague whereas, (i) Mr. Teague was paid one year of his annual base salary, which was paid in one lump sum within ninety (90) business days of January 12, 2022; (ii) twenty-three thousand nine hundred ninety-nine (23,999) shares of our common stock granted to Mr. Teague pursuant to the Limoneira Company Omnibus Incentive Plan fully vested; and (iii) Mr. Teague will receive certain other benefits as set forth in the agreement. As of July 31, 2022, we paid $0.4 million cash severance and recognized $0.3 million accelerated vesting of stock-based compensation.

In February 2022, we terminated our Avocado Marketing Agreement and the associated Letter Agreement Regarding Fruit Commitment with Calavo to pursue opportunities with other packing and marketing companies.

In March 2022, we signed an agreement to lease Finca Santa Clara, our 1,200-acre lemon ranch in Argentina, to FGF Trapani ("FGF"), our 49% partner in Trapani Fresh. The lease is retroactive beginning November 1, 2021, with a term of 14 months at a fixed sum of $0.4 million, payable in five equal, monthly installments beginning August 2022 until December 2022.

In April 2022, the promissory note previously received for the sale of our Centennial property, with a net carrying value of $2.4 million, was paid in full and the deferred gain of $0.2 million was recognized in the second quarter of fiscal year 2022.

In June 2022, we engaged with YMIDD in a two-year fallowing and forbearance program at our Associated Citrus Packers ranch in Yuma, Arizona. We expect to receive payments totaling approximately $1.3 million during the program. With the fallowing program in place, this ranch will have approximately 700 acres of productive lemons, 400 fallowed acres and 200 acres of other crops.

On June 28, 2022, we declared a cash dividend of $0.075 per common share paid on July 15, 2022, in the aggregate amount of $1.3 million to stockholders of record as of July 11, 2022.

In September 2022, we entered into an agreement with LLCB to sell our East Area 1 - Retained Property to potentially develop additional residential units. We expect to close the transaction in the fourth quarter of fiscal year 2022, receive approximately $8.0 million in cash proceeds and record an estimated gain of approximately $4.7 million.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of July 31, 2022, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was due to the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020, all of fiscal year 2021, and the first three quarters of fiscal year 2022. We also expect the COVID-19 pandemic to impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2021. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2022 compared to fiscal year 2021.

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

Results of Operations

The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net revenues:
Agribusiness	$57,594	$47,954	$141,046	$129,080
Other operations	1,329	1,171	3,901	3,452
Total net revenues	58,923	49,125	144,947	132,532
Costs and expenses:
Agribusiness	41,463	40,691	120,306	114,071
Other operations	1,127	1,017	3,294	3,189
Loss on disposal of assets, net	242	—	503	—
Selling, general and administrative	5,031	4,043	16,756	15,154
Total costs and expenses	47,863	45,751	140,859	132,414
Operating income:
Agribusiness	16,131	7,263	20,740	15,009
Other operations	202	154	607	263
Loss on disposal of assets, net	(242)	—	(503)	—
Selling, general and administrative	(5,031)	(4,043)	(16,756)	(15,154)
Operating income	11,060	3,374	4,088	118
Other (expense) income:
Interest income	6	211	54	279
Interest expense, net of patronage dividends	(772)	(574)	(1,253)	(1,062)
Equity in earnings of investments, net	331	1,462	681	2,471
Other income, net	13	32	106	83
Total other (expense) income	(422)	1,131	(412)	1,771
Income before income tax provision	10,638	4,505	3,676	1,889
Income tax provision	(3,313)	(1,335)	(1,385)	(1,122)
Net income	7,325	3,170	2,291	767
Net loss attributable to noncontrolling interest	52	535	129	663
Net income attributable to Limoneira Company	$7,377	$3,705	$2,420	$1,430

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

EBITDA and adjusted EBITDA are summarized and reconciled to net income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net income attributable to Limoneira Company	$7,377	$3,705	$2,420	$1,430
Interest income	(6)	(211)	(54)	(279)
Interest expense, net of patronage dividends	772	574	1,253	1,062
Income tax provision	3,313	1,335	1,385	1,122
Depreciation and amortization	2,469	2,437	7,432	7,490
EBITDA	$13,925	$7,840	$12,436	$10,825
Named executive officer severance	—	—	770	—
Loss (gain) on disposal of assets, net	242	(4)	503	(20)
Adjusted EBITDA	$14,167	$7,836	$13,709	$10,805

Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

Revenues

Total net revenues for the three months ended July 31, 2022 were $58.9 million, compared to $49.1 million for the three months ended July 31, 2021. The 20% increase of $9.8 million was primarily the result of increased avocados and oranges agribusiness revenues, partially offset by decreased lemon agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2022	2021	Change
Lemons	$40,160	$40,835	$(675)	(2)%
Avocados	12,578	4,073	8,505	209%
Oranges	3,736	1,981	1,755	89%
Specialty citrus and other crops	1,120	1,065	55	5%
Agribusiness revenues	$57,594	$47,954	$9,640	20%

•Lemons: The decrease in the third quarter of fiscal year 2022 was primarily the result of decreased brokered fruit and other lemon sales, partially offset by increased fresh lemon sales and shipping and handling compared to the same period of fiscal year 2021. During the third quarter of fiscal years 2022 and 2021, fresh lemon sales were $27.8 million and $24.4 million, in aggregate, on 1,512,000 and 1,144,000 cartons of lemons sold at average per carton prices of $18.39 and $21.34, respectively. Lemon revenues in the third quarter of fiscal years 2022 and 2021 included shipping and handling of $6.3 million and $4.5 million, brokered fruit and other lemon sales of $5.0 million and $11.2 million, and lemon by-product sales of $1.1 million and $0.6 million, respectively.
•Avocados: The increase in the third quarter of fiscal year 2022 was primarily the result of increased volume and higher prices of avocados sold, compared to the same period of fiscal year 2021. During the third quarter of fiscal years 2022 and 2021, 5,694,000 and 3,513,000 pounds of avocados were sold at an average per pound price of $2.21 and $1.16, respectively.
•Oranges: The increase in the third quarter of fiscal year 2022 was primarily the result of higher prices, partially offset by decreased volume of oranges sold, compared to the same period of fiscal year 2021. In the third quarter of fiscal years 2022 and 2021, we sold 209,000 and 259,000 40-pound carton equivalents of oranges at an average per carton price of $17.88 and $7.65, respectively.
•Specialty citrus and other crops: The increase in the third quarter of fiscal year 2022 was primarily the result of increased volume and higher prices of specialty citrus sold, compared to the same period of fiscal year 2021. During the third quarter of fiscal years 2022 and 2021, we sold 61,000 and 45,000 40-pound carton equivalents of specialty citrus at an average per carton price of $18.34 and $14.04, respectively.

Other operations revenue in the third quarter of fiscal years 2022 and 2021 was $1.3 million and $1.2 million, respectively.

Costs and Expenses

Our total costs and expenses in the third quarter of fiscal year 2022 were $47.9 million, compared to $45.8 million in the same period of fiscal year 2021. The 5% increase of $2.1 million was primarily attributable to increases in packing costs, harvest costs and selling, general and administrative expenses, partially offset by decreases in our growing and third-party grower and supplier costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2022	2021	Change
Packing costs	$12,463	$9,864	$2,599	26%
Harvest costs	6,219	3,383	2,836	84%
Growing costs	4,965	7,522	(2,557)	(34)%
Third-party grower and supplier costs	15,644	17,828	(2,184)	(12)%
Depreciation and amortization	2,172	2,094	78	4%
Agribusiness costs and expenses	$41,463	$40,691	$772	2%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the third quarter of fiscal years 2022 and 2021, lemon packing costs were $12.0 million and $9.3 million, respectively. During the third quarter of fiscal years 2022 and 2021, we packed and sold 1,512,000 and 1,144,000 cartons of lemons at average per carton costs of $7.91 and $8.11, respectively. Additionally, in the third quarter of fiscal years 2022 and 2021, packing costs included $0.5 million and $0.6 million of shipping costs, respectively.
•Harvest costs: Harvest costs increased in the third quarter of fiscal year 2022 primarily as a result of increased volume of lemons and avocados harvested compared to the same period in fiscal year 2021.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the third quarter of fiscal year 2022 was primarily due to the lease of Finca Santa Clara in Argentina and farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The decrease in the third quarter of fiscal year 2022 was primarily due to lower prices, partially offset by increased volume of third-party grower fruit sold, compared to the same period of fiscal year 2021. Of the 1,512,000 and 1,144,000 cartons of lemons packed and sold during the third quarter of fiscal years 2022 and 2021, 695,000 (46%) and 655,000 (57%) were procured from third-party growers at average per carton prices of $12.42 and $14.88, respectively. Additionally, in the third quarter of fiscal years 2022 and 2021, we incurred $7.0 million and $8.1 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the third quarter of fiscal years 2022 and 2021 was $2.2 million and $2.1 million, respectively.

Other operations expenses were $1.1 million and $1.0 million in the third quarter of fiscal years 2022 and 2021, respectively.

Loss on disposal of assets, net was $0.2 million and zero in the third quarter of fiscal years 2022 and 2021, respectively.

Selling, general and administrative costs and expenses were $5.0 million and $4.0 million in the third quarter of fiscal years 2022 and 2021, respectively. The 24% increase of $1.0 million primarily consisted of the following:

•Salaries, benefits and incentive compensation in the third quarter of fiscal year 2022 was $1.0 million higher than the same period of fiscal year 2021.
•Other selling, general and administrative expenses, including certain corporate overhead expenses in the third quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Other (Expense) Income

Other expense in the third quarter of fiscal year 2022 was comprised primarily of $(0.8) million of net interest expense, partially offset by $0.3 million of equity in earnings of investments. Other income in the third quarter of fiscal year 2021 was comprised primarily of $1.5 million of equity in earnings of investments, partially offset by $(0.4) million of net interest expense.

Income Taxes

We recorded an estimated income tax provision of $3.3 million and $1.3 million in the third quarter of fiscal years 2022 and 2021 on pre-tax income of $10.6 million and $4.5 million, respectively. The tax provision recorded for the third quarter of fiscal year 2022 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2022, excluding discrete items, is approximately 41.3%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively.

Nine Months Ended July 31, 2022 Compared to the Nine Months Ended July 31, 2021

Revenues

Total net revenues for the nine months ended July 31, 2022 were $144.9 million, compared to $132.5 million for the nine months ended July 31, 2021. The 9% increase of $12.4 million was primarily the result of increased avocados and oranges agribusiness revenues, partially offset by decreased lemons and specialty citrus and other crops agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Nine Months Ended July 31,
	2022	2021	Change
Lemons	$113,463	$113,735	$(272)	—%
Avocados	16,920	6,780	10,140	150%
Oranges	7,226	4,476	2,750	61%
Specialty citrus and other crops	3,437	4,089	(652)	(16)%
Agribusiness revenues	$141,046	$129,080	$11,966	9%

•Lemons: The decrease in the first nine months of fiscal year 2022 was primarily the result of decreased brokered fruit and other lemon sales, partially offset by increased fresh lemon and shipping and handling sales compared to the same period of fiscal year 2021. During the first nine months of fiscal years 2022 and 2021, fresh lemon sales were $79.8 million and $78.1 million, in aggregate, on 4,271,000 and 3,992,000 cartons of lemons sold at average per carton prices of $18.68 and $19.56, respectively. Lemon revenues in the first nine months of fiscal years 2022 and 2021 included shipping and handling of $19.0 million and $15.5 million, brokered fruit and other lemon sales of $11.5 million and $17.0 million, respectively, and lemon by-product sales of $3.1 million in both fiscal years.
•Avocados: The increase in the first nine months of fiscal year 2022 was primarily the result of increased volume and higher prices of avocados sold, compared to the same period of fiscal year 2021. During the first nine months of fiscal years 2022 and 2021, 7,936,000 and 5,655,000 pounds of avocados were sold at an average per pound price of $2.13 and $1.20, respectively.
•Oranges: The increase in the first nine months of fiscal year 2022 was primarily the result of increased volume and higher prices of oranges sold, compared to the same period of fiscal year 2021. In the first nine months of fiscal years 2022 and 2021, we sold 590,000 and 533,000 40-pound carton equivalents of oranges at an average per carton price of $12.25 and $8.40, respectively.
•Specialty citrus and other crops: The decrease in the first nine months of fiscal year 2022 was primarily the result of lower prices, partially offset by increased volume of specialty citrus sold, compared to the same period of fiscal year 2021. During the first nine months of fiscal years 2022 and 2021, we sold 366,000 and 289,000 40-pound carton equivalents of specialty citrus at an average per carton price of $9.26 and $12.40, respectively.

Other operations revenue in the first nine months of fiscal years 2022 and 2021 was $3.9 million and $3.5 million, respectively.

Costs and Expenses

Our total costs and expenses in the first nine months of fiscal year 2022 were $140.9 million, compared to $132.4 million in the same period of fiscal year 2021. The 6% increase of $8.4 million was primarily attributable to increases in our packing costs, harvest costs and selling, general and administrative expenses, partially offset by decreases in our growing costs. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2022	2021	Change
Packing costs	$36,020	$31,894	$4,126	13%
Harvest costs	17,031	13,826	3,205	23%
Growing costs	21,240	22,348	(1,108)	(5)%
Third-party grower and supplier costs	39,471	39,412	59	—%
Depreciation and amortization	6,544	6,591	(47)	(1)%
Agribusiness costs and expenses	$120,306	$114,071	$6,235	5%

•Packing costs: Packing costs primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first nine months of fiscal years 2022 and 2021, lemon packing costs were $34.2 million and $29.7 million, respectively. During the first nine months of fiscal years 2022 and 2021, we packed and sold 4,271,000 and 3,992,000 cartons of lemons at average per carton costs of $8.00 and $7.44, respectively. Additionally, in the first nine months of fiscal years 2022 and 2021, packing costs included $1.8 million and $2.2 million of shipping costs, respectively.
•Harvest costs: Harvest costs increased in the first nine months of fiscal year 2022 primarily as a result of increased volume of lemons and avocados harvested compared to the same period in fiscal year 2021.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first nine months of fiscal year 2022 was primarily due to the lease of Finca Santa Clara in Argentina, partially offset by increases related to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the first nine months of fiscal year 2022 was primarily due to increased volume, partially offset by lower prices of third-party grower fruit sold, compared to the same period of fiscal year 2021. Of the 4,271,000 and 3,992,000 cartons of lemons packed and sold during the first nine months of fiscal years 2022 and 2021, 2,183,000 (51%) and 2,048,000 (51%) were procured from third-party growers at average per carton prices of $12.81 and $14.08, respectively. Additionally, in the first nine months of fiscal years 2022 and 2021, we incurred $11.5 million and $10.6 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first nine months of fiscal years 2022 and 2021 was $6.5 million and $6.6 million, respectively.

Other operations expenses were $3.3 million and $3.2 million in the first nine months of fiscal years 2022 and 2021, respectively.

Loss on disposal of assets, net was $0.5 million and zero in the first nine months of fiscal years 2022 and 2021, respectively.

Selling, general and administrative costs and expenses were $16.8 million in the first nine months of fiscal year 2022 compared to $15.2 million in the first nine months of fiscal year 2021. The 11% increase of $1.6 million primarily consisted of the following:

•Salaries, benefits and incentive compensation for the first nine months of fiscal year 2022 were $1.1 million higher than the same period of fiscal year 2021.
•Named executive officer severance for the first nine months of fiscal year 2022 was $0.8 million compared to zero in the same period of fiscal year 2021.
•Other selling, general and administrative expenses, including certain corporate overhead expenses, for the first nine months of fiscal year 2022 were $0.3 million lower than the same period of fiscal year 2021.

Other (Expense) Income

Other expense in the first nine months of fiscal year 2022 was comprised primarily of $(1.2) million of net interest expense, partially offset by $0.7 million of equity in earnings of investments. Other income in the first nine months of fiscal year 2021 was comprised primarily of $2.5 million of equity in earnings of investments, partially offset by $(0.8) million of net interest expense.

Income Taxes

We recorded an estimated income tax provision of $1.4 million and $1.1 million in the first nine months of fiscal years 2022 and 2021 on pre-tax income of $3.7 million and $1.9 million, respectively. The tax provision recorded for the first nine months of fiscal year 2022 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2022, excluding discrete items, is approximately 41.3%.

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

Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

The following table shows the segment results of operations for the three months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,823	$6,337	$—	$12,578	$4,856	$57,594	$1,329	$58,923
Intersegment revenue	—	9,696	(9,696)	—	—	—	—	—
Total net revenues	33,823	16,033	(9,696)	12,578	4,856	57,594	1,329	58,923
Costs and expenses	32,600	11,953	(9,696)	3,154	1,280	39,291	6,103	45,394
Depreciation and amortization	—	—	—	—	—	2,172	297	2,469
Operating income (loss)	$1,223	$4,080	$—	$9,424	$3,576	$16,131	$(5,071)	$11,060

The following table shows the segment results of operations for the three months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,295	$4,540	$—	$4,073	$3,046	$47,954	$1,171	$49,125
Intersegment revenue	—	7,192	(7,192)	—	—	—	—	—
Total net revenues	36,295	11,732	(7,192)	4,073	3,046	47,954	1,171	49,125
Costs and expenses	31,846	9,279	(7,192)	2,708	1,956	38,597	4,717	43,314
Depreciation and amortization	—	—	—	—	—	2,094	343	2,437
Operating income (loss)	$4,449	$2,453	$—	$1,365	$1,090	$7,263	$(3,889)	$3,374

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and brokered fruit and other lemon revenue such as purchased, packed fruit for resale. For the third quarter of fiscal years 2022 and 2021, our fresh lemons segment total net revenues were $33.8 million and $36.3 million, respectively. The 7% decrease of $2.5 million was primarily due to a net decrease in brokered fruit and other lemon sales of $6.3 million, partially offset by increased fresh lemon sales of $3.4 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the third quarter of fiscal years 2022 and 2021, our fresh lemons segment costs and expenses were $32.6 million and $31.8 million, respectively. The 2% increase of $0.8 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2022 were $2.2 million higher than the same period of fiscal year 2021.
•Growing costs for the third quarter of fiscal year 2022 were $1.7 million lower than the same period of fiscal year 2021.
•Third-party grower and supplier costs for the third quarter of fiscal year 2022 were $2.3 million lower than the same period of fiscal year 2021.
•Intersegment costs and expenses for the third quarter of fiscal year 2022 were $2.5 million higher than the same period of fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2022 and 2021, our lemon packing segment total net revenues were $16.0 million and $11.7 million, respectively. The 37% increase of $4.3 million was primarily due to increased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2022 and 2021, our lemon packing costs and expenses were $12.0 million and $9.3 million, respectively. The 29% increase of $2.7 million was primarily due to increased volume of lemons packed and sold.

For the third quarter of fiscal years 2022 and 2021, lemon packing segment operating income per carton sold was $2.70 and $2.14, respectively.

In the third quarter of fiscal years 2022 and 2021, the lemon packing segment included $9.7 million and $7.2 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the third quarter of fiscal year 2022 and 2021, our avocados segment had revenues of $12.6 million and $4.1 million, respectively.

Costs and expenses associated with our avocados segment include growing and harvest costs. For the third quarter of fiscal years 2022 and 2021, our avocados segment costs and expenses were $3.2 million and $2.7 million, respectively. The increase of $0.4 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2022 were $0.8 million higher than the same period of fiscal year 2021.
•Growing costs for the third quarter of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.

Other Agribusiness

For the third quarter of fiscal years 2022 and 2021, our other agribusiness segment total net revenues were $4.9 million and $3.0 million, respectively. The 59% increase of $1.8 million primarily consisted of the following:

•Orange revenues for the third quarter of fiscal year 2022 were $1.8 million higher than the same period of fiscal year 2021.
•Specialty citrus and other crops revenues for the third quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the third quarter of fiscal years 2022 and 2021, our other agribusiness costs and expenses were $1.3 million and $2.0 million, respectively. The 35% decrease of $0.7 million primarily consisted of the following:

•Harvest costs for the third quarter of fiscal year 2022 were $0.2 million lower than the same period of fiscal year 2021.
•Growing costs for the third quarter of fiscal year 2022 were $0.5 million lower than the same period of fiscal year 2021.
•Purchased fruit costs for the third quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal year 2022 were $0.1 million higher than the same period of fiscal year 2021.

Corporate and Other

Our corporate and other operations had revenues of $1.3 million and $1.2 million for the third quarter of fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations for the third quarter of fiscal years 2022 and 2021 were approximately $6.1 million and $4.7 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the third quarter of fiscal years 2022 and 2021 were similar at $0.3 million.

Nine Months Ended July 31, 2022 Compared to the Nine Months Ended July 31, 2021

The following table shows the segment results of operations for the nine months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,415	$19,048	$—	$16,920	$10,663	$141,046	$3,901	$144,947
Intersegment revenue	—	25,658	(25,658)	—	—	—	—	—
Total net revenues	94,415	44,706	(25,658)	16,920	10,663	141,046	3,901	144,947
Costs and expenses	91,983	34,171	(25,658)	5,548	7,718	113,762	19,665	133,427
Depreciation and amortization	—	—	—	—	—	6,544	888	7,432
Operating income (loss)	$2,432	$10,535	$—	$11,372	$2,945	$20,740	$(16,652)	$4,088

The following table shows the segment results of operations for the nine months ended July 31, 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$98,195	$15,540	$—	$6,780	$8,565	$129,080	$3,452	$132,532
Intersegment revenue	—	23,159	(23,159)	—	—	—	—	—
Total net revenues	98,195	38,699	(23,159)	6,780	8,565	129,080	3,452	132,532
Costs and expenses	89,982	29,684	(23,159)	4,141	6,832	107,480	17,444	124,924
Depreciation and amortization	—	—	—	—	—	6,591	899	7,490
Operating income (loss)	$8,213	$9,015	$—	$2,639	$1,733	$15,009	$(14,891)	$118

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and brokered fruit and other lemon revenue such as purchased, packed fruit for resale. For the first nine months of fiscal years 2022 and 2021, our fresh lemons segment total net revenues were $94.4 million and $98.2 million, respectively. The 4% decrease of $3.8 million was primarily due to a decrease in brokered fruit and other lemon sales of $5.5 million, partially offset by increased fresh lemon sales of $1.7 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the first nine months of fiscal years 2022 and 2021, our fresh lemons segment costs and expenses were $92.0 million and $90.0 million, respectively. The 2% increase of $2.0 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2022 were $2.6 million higher than the same period of fiscal year 2021.
•Growing costs for the first nine months of fiscal year 2022 were $2.0 million lower than the same period of fiscal year 2021.

•Third-party grower and supplier costs for the first nine months of fiscal year 2022 were $0.7 million lower than the same period of fiscal year 2021.
•Transportation costs for the first nine months of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.
•Intersegment costs and expenses for the first nine months of fiscal year 2022 were $2.5 million higher than the same period of fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the first nine months of fiscal years 2022 and 2021, our lemon packing segment total net revenues were $44.7 million and $38.7 million, respectively. The 16% increase of $6.0 million was primarily due to increased volume of lemons packed and sold.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first nine months of fiscal years 2022 and 2021, our lemon packing costs and expenses were $34.2 million and $29.7 million, respectively. The 15% increase of $4.5 million was primarily due to increased volume of lemons packed and sold.

For the first nine months of fiscal years 2022 and 2021, lemon packing segment operating income per carton sold was $2.47 and $2.26, respectively.

In the first nine months of fiscal years 2022 and 2021, the lemon packing segment included $25.7 million and $23.2 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For the first nine months of fiscal years 2022 and 2021, our avocados segment had revenues of $16.9 million and $6.8 million, respectively.

Costs and expenses associated with our avocados segment include growing and harvest costs. For the first nine months of fiscal years 2022 and 2021, our avocados segment costs and expenses were $5.5 million and $4.1 million, respectively. The increase of $1.4 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2022 were $1.0 million higher than the same period of fiscal year 2021.
•Growing costs for the first nine months of fiscal year 2022 were $0.4 million higher than the same period of fiscal year 2021.

Other Agribusiness

For the first nine months of fiscal years 2022 and 2021, our other agribusiness segment total net revenues were $10.7 million and $8.6 million, respectively. The 24% increase of $2.1 million primarily consisted of the following:

•Orange revenues for the first nine months of fiscal year 2022 were $2.8 million higher than the same period of fiscal year 2021.
•Specialty citrus and other crops revenues for the first nine months of fiscal year 2022 were $0.7 million lower than the same period of fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first nine months of fiscal years 2022 and 2021, our other agribusiness costs and expenses were $7.7 million and $6.8 million, respectively. The 13% increase of $0.9 million primarily consisted of the following:

•Harvest costs for the first nine months of fiscal year 2022 were $0.4 million lower than the same period of fiscal year 2021.
•Growing costs for the first nine months of fiscal year 2022 were $0.5 million higher than the same period of fiscal year 2021.
•Purchased fruit costs for the first nine months of fiscal year 2022 were $0.8 million higher than the same period of fiscal year 2021.

Total agribusiness depreciation and amortization expenses for the first nine months of fiscal year 2022 were similar to the same period of fiscal year 2021.

Corporate and Other

Our corporate and other operations had revenues of $3.9 million and $3.5 million for the first nine months of fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations for the first nine months of fiscal years 2022 and 2021 were approximately $19.7 million and $17.4 million, respectively, and include selling, general and administrative costs and expenses not allocated to the operating segments. Depreciation and amortization expenses for the first nine months of fiscal years 2022 and 2021 were similar at $0.9 million.

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

Results of Operations for the Trailing Twelve Months Ended July 31, 2022 and 2021

The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2022	2021
Net revenues:
Agribusiness	$173,347	$157,708
Other operations	5,095	4,597
Total net revenues	178,442	162,305
Costs and expenses:
Agribusiness	154,727	146,034
Other operations	4,437	4,297
Loss on disposal of assets, net	612	502
Selling, general and administrative	21,028	20,877
Total costs and expenses	180,804	171,710
Operating loss	(2,362)	(9,405)
Other (expense) income:
Interest income	154	641
Interest expense, net of patronage dividends	(1,692)	(2,021)
Equity in earnings of investments, net	1,413	2,469
Other income, net	112	56
Total other (expense) income	(13)	1,145
Loss before income tax benefit	(2,375)	(8,260)
Income tax benefit	3	1,496
Net loss	(2,372)	(6,764)
(Income) loss attributable to noncontrolling interest	(78)	760
Net loss attributable to Limoneira Company	$(2,450)	$(6,004)

The following analysis should be read in conjunction with the previous section “Results of Operations.”

•Total revenues increased $16.1 million in the twelve months ended July 31, 2022 compared to the twelve months ended July 31, 2021, primarily due to increased agribusiness revenues, particularly increased avocado sales.
•Total costs and expenses increased $9.1 million in the twelve months ended July 31, 2022 compared to the twelve months ended July 31, 2021, primarily due to increases in our agribusiness costs.
•Total other income decreased $1.2 million in the twelve months ended July 31, 2022 compared to the twelve months ended July 31, 2021, primarily due to decreased equity in earnings of investments.
•Income tax benefit decreased $1.5 million in the twelve months ended July 31, 2022 compared to the twelve months ended July 31, 2021, primarily due to the decrease in pre-tax loss of $5.9 million.

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

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term fixed rate and variable rate debt and related interest payments, operating and finance leases and our noncontributory, defined benefit pension plan (“the Plan”). In fiscal year 2021, we decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of July 31, 2022, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company. See Note 10 - Long-Term Debt, Note 11 - Leases and Note 15 - Retirement Plans to the consolidated financial statements in this Quarterly Report on Form 10-Q for amounts outstanding as of July 31, 2022, related to debt, leases and the Plan. Purchase obligations consist of contracts primarily related to packing supplies and pollination services, the majority of which are due in the next three years.

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

Cash Flows from Operating Activities

For the nine months ended July 31, 2022, net cash provided by operating activities was $10.9 million, compared to net cash provided by operating activities of $16.8 million for the nine months ended July 31, 2021. The significant components of our cash flows provided by operating activities were as follows:

•Net income for the nine months ended July 31, 2022 and 2021 was $2.3 million and $0.8 million, respectively. The components of net income in the nine months ended July 31, 2022, compared to the net income in the same period in fiscal year 2021 consist of an increase in operating income of $4.0 million, a decrease in total other income of $2.2 million and an increase in income tax expense of $0.3 million.
•Adjustments to reconcile net income to net cash provided by operating activities:
◦Adjustments provided $11.9 million and $8.7 million in the nine months ended July 31, 2022 and 2021, respectively, primarily due to depreciation and amortization, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities (used) provided $(3.3) million and $7.3 million of operating cash in the nine months ended July 31, 2022 and 2021, respectively, primarily due to accounts receivables/other from related parties, cultural costs, prepaid expenses and other current assets and accrued liabilities and payables to related parties.

Cash Flows from Investing Activities

For the nine months ended July 31, 2022 and 2021, net cash used in investing activities was $5.3 million and $8.7 million, respectively.

•Capital expenditures were $7.7 million in the nine months ended July 31, 2022, comprised of $7.3 million for property, plant and equipment primarily related to orchard development and $0.4 million for real estate development projects.
•Capital expenditures were $8.3 million in the nine months ended July 31, 2021, comprised of $8.0 million for property, plant and equipment primarily related to orchard and vineyard development and $0.3 million for real estate development projects.

Cash Flows from Financing Activities

For the nine months ended July 31, 2022 and 2021, net cash used in financing activities was $4.8 million and $7.8 million, respectively.

•The $4.8 million of cash used in financing activities during the nine months ended July 31, 2022 was primarily comprised of common and preferred dividends, in aggregate, of $4.4 million, the exchange of common stock of $1.1 million and proceeds from equipment financings of $1.0 million.
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

In June 2021, we entered into the MLA with the Lender dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement. The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between us and the Lender, dated June 19, 2017, and extends the principal repayment to July 1, 2026.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million, comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of July 31, 2022, our outstanding borrowings under the Farm Credit West Credit Facility and RELOC were $113.0 million and we had $17.0 million of availability.

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

Dividends

The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.4 million in the nine months ended July 31, 2022 and 2021, respectively.

Cash dividends declared in the nine months ended July 31, 2022 and 2021 were $0.23 per common share and such dividends paid were $4.0 million in the nine months ended July 31, 2022 and 2021.

Off-Balance Sheet Arrangements

As discussed in Note 7 – Real Estate Development and Note 8 – Equity in Investments of the notes to consolidated financial statements included in our fiscal year 2021 Annual Report on Form 10-K, we have investments in joint ventures and partnerships that are accounted for using the equity method of accounting.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the nine months ended July 31, 2022, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2021. Please refer to that filing for a description of our critical accounting policies and estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of July 31, 2022, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 16 - Commitments and Contingencies of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2022.

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
10.1
Limoneira 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.2
Form of Time-Based Restricted Share Award Agreement for Non-Employee Directors, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 1, 2022)

10.3
Form of Performance-Based Restricted Share Award Agreement, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 1, 2022)

10.4
Form of Time-Based Restricted Share Award Agreement for Employees, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 1, 2022)

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

September 8, 2022	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 8, 2022	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)