Form 10-K
period 2022-10-31
Limoneira CO
filed 2022-12-22
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $199.3 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2022 was 17,684,315.

Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which we intend to hold on March 21, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

•negative impacts related to the COVID-19 pandemic and our Company's responses to the pandemic;
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
•energy supply and pricing;
•changes in interest rates and the impact of inflation;
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

In addition, this Annual Report contains industry data related to our business and the markets in which we operate. This data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results could differ from the projections or estimates. We urge you to carefully review this Annual Report, particularly the section entitled “Risk Factors,” for a complete discussion of the risks of an investment in our common stock.

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

PART I

Item 1. Business

Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. Our business and operations are described below. For detailed financial information with respect to our business and our operations, see our consolidated financial statements and the related notes to consolidated financial statements, which are included in Item 8 in this Annual Report. In addition, general information concerning our Company can be found on our website at www.limoneira.com. All of our filings with the SEC, including but not limited to, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The contents of our website referred to above are not incorporated into this Annual Report. Further, any references to our website are intended to be interactive textual references only.

Overview

We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 15,400 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.

Agribusiness activities are performed through these four reporting segments:

We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and a variety of specialty citrus and other crops. We have agricultural plantings throughout Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 5,600 acres of lemons, 900 acres of avocados, 1,000 acres of oranges and 1,000 acres of specialty citrus and other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo SpA. ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon orchard in Argentina.

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

For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in two real estate development projects in California. These projects include multi-family housing, single-family homes and apartments of approximately 900 units in various stages of planning and development.

Fiscal Year 2022 Highlights and Recent Developments

We are equal partners in a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project and formed Limoneira Lewis Community Builders, LLC ("LLCB") as the development entity. LLCB has closed on lot sales representing 586 units from inception through October 31, 2022. In October 2022, we entered into a joint venture with Lewis for the development of our 17-acre East Area I Retained Property (“Retained Property”). We formed LLCB II, LLC ("LLCB II") as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for $8.0 million. We recorded a gain on the transaction of approximately $4.7 million, of which $0.5 million was deferred. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. In connection with the closing, we amended LLCB’s Limited Liability Company Agreement to provide that LLCB is to include the processing of final approval for additional residential units to be developed and constructed on the Retained Property. For further information see Note 5 – Real Estate Development.

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

In January 2022, we were notified of Alex M. Teague’s decision to retire as Senior Vice President and Chief Operating Officer of our Company, effective February 1, 2022. In connection with his retirement, we entered into a separation agreement with Mr. Teague whereas, (i) Mr. Teague was paid one year of his annual base salary, which was paid in one lump sum within 90 business days of January 12, 2022; (ii) 23,999 shares of our common stock granted to Mr. Teague pursuant to the Limoneira Company Omnibus Incentive Plan fully vested; and (iii) Mr. Teague received certain other benefits as set forth in the agreement. In fiscal year 2022, Mr. Teague received $0.4 million cash severance and $0.3 million accelerated vesting of stock-based compensation.

In February 2022, we terminated our Avocado Marketing Agreement and the associated Letter Agreement Regarding Fruit Commitment with Calavo to pursue opportunities with other packing and marketing companies.

In March 2022, we signed an agreement to lease Finca Santa Clara, our 1,200-acre lemon ranch in Argentina, to FGF Trapani ("FGF"), our 49% partner in Trapani Fresh. The lease is retroactive beginning November 1, 2021, with a term of 14 months at a fixed sum of $0.4 million, payable in five equal, monthly installments from August 2022 through December 2022. We expect to extend the lease agreement for an additional year.

In April 2022, the promissory note previously received for the sale of our Centennial property, with a net carrying value of $2.4 million, was paid in full and the deferred gain of $0.2 million was recognized.

In June 2022, we engaged with YMIDD in a two-year fallowing and forbearance program at our Associated Citrus Packers, Inc. ("Associated") ranch in Yuma, Arizona. We expect to receive payments totaling approximately $1.3 million during the program. With the fallowing program in place, this ranch will have approximately 700 acres of productive lemons, 400 fallowed acres and 200 acres of other crops.

In October 2022, we sold our Oxnard Lemon property and packing facility located in Ventura County, California. We received net proceeds of $19.1 million and recognized a gain of approximately $0.8 million. Concurrent with the closing of the sale, we entered into a lease agreement to continue our use of the property as a lessee for a period of 36 months from the closing date, with extension options for an additional 24 months.

On December 20, 2022, we declared a cash dividend of $0.075 per common share payable on January 13, 2023, in the aggregate amount of $1.3 million to stockholders of record as of January 3, 2023.

In fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million, which closed on November 30, 2022. We received net proceeds of $2.6 million and recorded an immaterial loss in the first quarter of fiscal year 2023.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of October 31, 2022, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

The decline in demand for our products beginning the second quarter of fiscal year 2020, which we believe was due to the COVID-19 pandemic, negatively impacted our sales and profitability for the last three quarters of fiscal year 2020 and all of fiscal years 2021 and 2022. The COVID-19 pandemic may impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of this Annual

Report. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2023 compared to fiscal year 2022.

Given the economic uncertainty as a result of the COVID-19 pandemic over the past three years, we have taken actions to improve our current liquidity position, including temporarily postponing capital expenditures, selling equity securities to increase cash, reducing operating costs, substantially reducing discretionary spending and strategically selling certain assets.

There is continued uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and the ongoing business operations of our customers. The ongoing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2023 and beyond cannot be fully estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Business Division Summary

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus and other crops. The agribusiness division includes our core operations of farming, harvesting, lemon packing and citrus sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Annual Report.

Agribusiness Summary

Agribusiness Revenues
$ (in millions)
200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
2022
2021
2020
Lemons
Avocados
Oranges
Specialty Citrus & Other Crops

Farming

Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We are one of the largest lemon growers in the United States with approximately 5,600 acres of lemons planted primarily in Ventura, Tulare and San Bernardino Counties in California and in Yuma County, Arizona. In California, the lemon growing area stretches from the Coachella Valley to Fresno and Monterey Counties, with the majority of the growing areas located in the coastal areas from Ventura County to Monterey County. Ventura County is California’s top lemon producing county. Approximately 29% of our lemons are grown in Ventura County, 20% are grown in Tulare County, 12% are grown in Yuma County, Arizona and 11% are grown in San Bernardino County, California. We also grow approximately 9% of our lemons near La Serena, Chile and 19% of our lemons in Argentina.

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

Plantings

We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Specialty Crops	Other
Limoneira/Olivelands	Ventura, CA	1,700	600	500	—	—	600
La Campana	Ventura, CA	300	—	300	—	—	—
Teague McKevett	Ventura, CA	500	—	—	—	—	500
Orchard Farm	Ventura, CA	1,100	700	—	—	—	400
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Porterville Ranches	Tulare, CA	1,200	300	—	300	300	300
Ducor Ranches	Tulare, CA	1,000	300	—	300	300	100
Sheldon Ranches	Tulare, CA	700	100	—	300	100	200
Lemons 400	Tulare, CA	800	400	—	—	—	400
Windfall Farms	San Luis Obispo, CA	700	—	—	—	300	400
Cadiz	San Bernardino, CA	800	600	—	—	—	200
Associated Citrus Packers	Yuma, AZ	1,300	700	—	—	—	600
Pan de Azucar & San Pablo	La Serena, Chile	3,500	500	—	100	—	2,900
Santa Clara	Jujuy, Argentina	1,200	1,000	—	—	—	200
Other agribusiness land	Various Counties, CA	200	200	—	—	—	—
Total		15,400	5,600	900	1,000	1,000	6,900
Percentage of Total		100%	36%	6%	7%	7%	44%

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

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 40 years depending on the fruit variety with the majority of our orchards depreciated over 20 to 30 years. We regularly evaluate our orchards’ production and growing costs and based on these and other factors, we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four to five years after the year of planting. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
	0-5 Years	6-25 Years	Over 25 Years	Total
Lemons	1,000	3,500	1,100	5,600
Avocados	100	300	500	900
Oranges	—	500	500	1,000
Specialty citrus and other	—	900	100	1,000
Total	1,100	5,200	2,200	8,500

Lemon Packing and Sales

We are one of the oldest continuous lemon packing operations in North America. We pack and sell lemons grown by us as well as lemons grown by others, the operations of which are included in our financial statements under the lemon packing segment. Lemons delivered to our packinghouse in Santa Paula, California and Yuma, Arizona are sized, graded, cooled, ripened and packed for delivery to customers. Our ability to accurately estimate the size, grade and timing of the delivery of the annual lemon crop has a substantial impact on both our costs and the sales price we receive for the fruit.

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

We own and maintain 257 residential housing units located mainly in Ventura and Tulare Counties in California that we lease to employees, former employees and non-employees. We also own several commercial office buildings. These properties generate reliable cash flows that we use to partially fund the operating cost's of our business. As of October 31, 2022, we lease approximately 500 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County. Effective November 1, 2021, we also lease our 1,200 acre Santa Clara ranch in Argentina.

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

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 900 units in various stages of planning and development. The following is a summary of each of the strategic real estate investment properties in which we own an interest:

East Area I - Santa Paula, California. East Area I consists of 523 acres that we historically used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean. This property was formerly known as our Teague McKevett Ranch. East Area I is the location for our master planned community of commercial and residential properties, named Harvest at Limoneira, designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.

In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Project plans include approximately 1,500 residential units and site improvements. A total of 586 residential units have closed from the project's inception to October 31, 2022.

In October 2022, we entered into another joint venture with Lewis for the development of our 17-acre East Area I Retained Property (“Retained Property”), which is located within the East Area I property. We formed LLCB II, LLC as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for approximately $8.0 million. In connection with the closing, we amended LLCB’s Limited Liability Company Agreement to provide that LLCB is to include the processing of final approval for additional residential units to be developed and constructed on the Retained Property.

The joint venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception, each partner has made funding contributions of $21.4 million to LLCB. We expect to receive approximately $115.0 million from LLCB and LLCB II over the seven remaining years of the projects, including the $8.0 million received in fiscal year 2022.

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

Independent Living
Assisted Living
Hospital
SNF
Medical Office and Human Service Building
SANTA PAULA FWY 126

Santa Maria - Santa Barbara County, California. As of October 31, 2022, we were invested in one entitled development parcel, Sevilla, located in Santa Maria in Santa Barbara County, California. In fiscal year 2020, we entered into an agreement to sell our Sevilla property for $2.7 million, which closed in the first quarter of fiscal year 2023.

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
•In our fresh lemons and lemon packing segments, our integrated business model with respect to growing, packing, marketing and selling citrus allows us to better serve our customers.

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

Business Strategy

We are an agribusiness and real estate development company that generates revenue and annual cash flows to support investments in agricultural efficiencies and acquisitions and real estate development activities. As our agricultural and non-strategic real estate development investments are monetized, we intend to use the cash flow to reduce existing debt, fund acquisitions, invest in farming efficiencies and expand packing capacities through our One World of Citrus Asset Light Business Model. We will also use more third-party grower and supplier fruit to reduce the impact of pricing volatility and rising farming costs.

We believe the asset-lighter model will enable us to achieve revenue and cash flow growth by reducing investment risk in North and South America, generating more stable and higher growth in cash flow and earnings, and improving our annual return on invested capital.

The following describes the key elements of our business strategy.

Agribusiness

With respect to our agribusiness operations, key elements of our strategy are:

•Expand our One World of Citrus Asset Light Business Model in three main channels:

◦Growing, packing, marketing and distributing fruit grown on our properties;
◦Utilizing third-party fruit by packing, marketing and distributing their fruit through Limoneira channels; and
◦Marketing and distributing brokered fruit.

We intend to strategically sell certain assets to reduce existing debt, fund acquisitions, increase farming efficiencies and expand packing capabilities. Increased volume of fruit sales is expected to be fueled by sourcing from third-party growers and suppliers, thus mitigating the volatility that commodity pricing has on growers.

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

•Increase the Volume of our Lemon Packing Operations.  We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers and suppliers to pack through our packing facilities. Third-party growers and suppliers are only added if we determine their fruit is of good quality and can be cost effective for both the grower and us. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.

•Expand International Sales and Marketing of Lemons.  We estimate that we currently have approximately 10% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international sales and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.

•Opportunistically Expand our Plantings of Avocados.  Our plantings of avocados have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with avocados, oranges, specialty citrus or other crops. While we may expand our avocados, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.

Other Operations

With respect to our rental operations and real estate development activities, key elements of our strategy include the following:

•Selectively Secure Additional Rental and Housing Units.  Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees.

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

Customers

We market and sell our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia, Europe and certain other international markets. We sold lemons to approximately 200 U.S. and international customers during fiscal year 2022. We sell our avocados, oranges, specialty citrus and other crops to third-party packinghouses and our wine grapes to wine producers.

Competition

The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with third-party packinghouses similar to that of Limoneira. Our lemons and oranges also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the U.S. market is approximately $661 million for lemons, both fresh and juice, approximately $340 million for avocados, and approximately $1.6 billion for oranges, both fresh and juice. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura County comes from other residential and commercial developments in nearby areas.

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

Intellectual Property

We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The material brands of Limoneira lemons include, but are not limited to, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl® and Level®. These trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with acquisitions, including Kiva®, Kachina®, Oxnard Lemon and Trapani Fresh.

Seasonal Nature of Business

As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and specialty citrus and other crops occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August, our oranges are primarily sold from January through June, our specialty citrus is primarily sold from November through April and our other crops, such as pistachios and wine grapes, are primarily sold in September and October.

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

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A. Risk Factors of this Annual Report.

Human Capital Resources

At October 31, 2022, we had 265 employees, of which 95 were salaried and 170 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

We believe that an environment of diversity, inclusion and belonging fosters innovation, strengthens our global workforce, and drives our ability to serve customers. Our global presence is strengthened by having a workforce that reflects the diversity of the customers we serve and by maintaining an environment in which such diversity contributes to our mission.

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

Limoneira’s overall culture emphasizes the health and safety of our employees and the customers we serve. Limoneira has an Illness and Injury Prevention Plan (IIPP), a Safety Guide and conforms to and follows regulations and guidelines set forth by OSHA in all facilities and operations. Where a particular jurisdiction's guidelines, such as Cal OHSA, are different from the OSHA standard, Limoneira adheres to the most extensive guidelines. We have excellent results from our safety programs compared to similar companies within our industry. In response to the COVID-19 pandemic, we implemented, and continue to improve, appropriate safety measures in all our facilities and locations.

We strive to be a great place for our employees to work and live. We offer competitive pay and best-in-class benefits, including a 401k plan with matching contribution opportunities, comprehensive paid healthcare plans, wellness programs, and tuition reimbursement.

We own and maintain 257 residential housing units located mainly in Ventura and Tulare Counties in California. We lease these housing units to employees, former employees and non-employees. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base. We partner with some local schools to provide transportation for residents.
Item 1A. Risk Factors

Risks Related to Our Agribusiness Operations

Adverse weather conditions, natural disasters, including earthquakes and wildfires, and other natural conditions, including the effects of climate change, could impose significant costs and losses on our business.

Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common and may occur with higher frequency or be less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. We purchase crop insurance for certain crops which partially mitigates our exposure.

All of our crops are subject to damage from frosts and freezes, and this has happened periodically in the past. In some cases, the fruit is damaged or ruined; in the case of extended periods of cold, the trees can also be damaged or killed.

Additionally, a significant portion of our agricultural plantings and our corporate headquarters are located in a region of California that is prone to natural disasters such as earthquakes and wildfires. For example, in December 2017, high winds and the related Southern California wildfires caused a brief power outage at our Santa Paula, California packinghouse and destroyed 14 of our farm worker housing units. While our orchards did not suffer significant damage in the wildfire, the potential for significant damage to a substantial amount of our plantings from a natural disaster in the future continues to exist. Furthermore, if a natural disaster or other event occurs that prevents us from using all or a significant portion of our corporate headquarters, as a result of a power outage or otherwise, or that damages critical infrastructure, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial amount of time.

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

Fresh produce is vulnerable to crop disease and to pests (e.g., Mediterranean Fruit Fly and the Asian Citrus Psyllid (“ACP”)), which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.

ACP is an aphid-like insect that is a serious pest to all citrus plants because it can transmit the disease Huanglongbing ("HLB") when it feeds on the plants' leaves and trees. ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP. To date, HLB has been detected in California, however there has been no HLB detected in our orchards. There can be no assurance that HLB will not be further detected in the future.

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

Excess supply often causes severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product. The ongoing COVID-19 pandemic has also reduced the demand for our products resulting in excess supply.

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

Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that increased minimum wage rates from $14.00 per hour to $15.00 per hour, effective January 1, 2022, and will increase to $15.50 per hour in 2023. The State of Arizona wage rates rise each year based on the annual cost of living and increased from $12.15 per hour to $12.80 per hour, effective January 1, 2022, and will increase to $13.85 per hour in 2023. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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

The average rainfall in Ventura, Tulare, San Luis Obispo and San Bernardino Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our surface water rights and rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses, and in some cases, governmental authorities have diverted water to other uses. As California has grown in population, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.

Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use ground water and water from local water districts in Tulare County and ground water in San Bernardino County. We use federal project water in Arizona from the Colorado River through the YMIDD. We also have acquired water rights in Chile.

California has experienced below average precipitation since the 2019 - 2020 rainfall season. According to the U.S. Drought Monitor, San Bernardino County was experiencing severe drought conditions, Ventura County was experiencing extreme drought conditions and Tulare County was experiencing exceptional drought conditions as of October 31, 2022. In October 2021, the California Governor declared a drought state of emergency statewide. Federal officials who oversee the Central Valley Project, California’s largest water delivery system, allocated 0% of the contracted amount of water to San Joaquin Valley farmers in 2022, compared to 5% in 2021 and 100% in 2017 through 2020. We are assessing the impact these reductions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In January 2022, Arizona experienced water releases from Lake Mead reduced by approximately 18% of the state’s annual apportionment. In August 2022, the U.S. Bureau of Reclamation announced Lake Mead to operate in a Tier 2 shortage, which increases water restrictions for states in the southwest. In January 2023, Arizona will forfeit approximately 21% of the state's yearly allotment of water from Lake Mead. In response, we entered into a fallowing agreement and we are assessing the impact these additional reductions may have on our Arizona orchards.

For fiscal year 2022, irrigation costs for our agricultural operations were $1.9 million higher than fiscal year 2021. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements continuing in fiscal year 2023 that includes drilling new wells and upgrading existing wells and irrigation systems.

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

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance, however we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

Consumer and institutional recognition of the LIMONEIRA, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Kiva®, Kachina®, Oxnard Lemon and Trapani Fresh trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.

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

Our revolving and non-revolving credit facility with the Farm Credit West Credit Facility contain a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio greater than or equal to 1:25:1.0 on an annual basis. At October 31, 2022, we were in compliance with such debt service coverage ratio. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our Farm Credit West Credit Facility.

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

In January 2018, LLCB entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023 and has a one-year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35.0 million during the extension period. In December 2022, LLCB exercised the extension option. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The obligations under the Loan are guaranteed by certain principals from Lewis and us. Defaults by LLCB could increase our indebtedness.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.

Our Farm Credit West Credit Facility currently bears interest at a variable rate, which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our Farm Credit West Credit Facility, which could materially adversely affect our business, financial condition and results of operations. Several of our Company’s debt agreements use LIBOR as a reference rate, which will be converted to the Secure Overnight Financing Rate ("SOFR") on January 1, 2023.

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

The real estate development industry is cyclical and is affected by changes in general and local economic conditions, including:

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

Future economic instability or tightening in the credit markets could lead to another housing market collapse, which could adversely affect our real estate development operations and those of our equity method investments. Future real estate sales, revenues, financial condition, results of operations and equity in earnings of investments could suffer as a result. Our business is sensitive to economic conditions in California, where our real estate development properties are located.

Higher interest rates and lack of available financing can have significant impacts on the real estate industry.

Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. In 2022, the Board of Governors of the Federal Reserve System took actions in tightening the monetary policy that resulted in higher interest rates prevailing in the marketplace. Market interest rates may continue to increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

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

If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned.

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

Our real estate development projects are concentrated entirely in California.

All of our real estate development projects are located in California, and our business is especially sensitive to the economic conditions within California. Any adverse change in the economic climate of California, and any adverse change in the political or regulatory climate of California or Ventura County, could adversely affect our real estate development activities. Ultimately, our ability to sell or lease lots may decline as a result of weak economic conditions or restrictive regulations.

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

We rely on contractual arrangements with third-party advisors to assist us in carrying out our real estate development projects and are subject to risks associated with such arrangements.

We utilize third-party contractor and consultant arrangements to assist us in operating our real estate development segment. These contractual arrangements may not be as effective in providing direct control over this business segment. For example, our third-party advisors could fail to take actions required for our real estate development businesses despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third-party advisors would always act in our best interests.

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

We may encounter risks associated with the real estate joint ventures we entered into in November 2015 and October 2022 with the Lewis Group of Companies including:

•the joint ventures may not perform financially or operationally as expected;
•land values, project costs, sales absorption or other assumptions included in the development plans may cause the joint ventures’ operating results to be less than expected;
•the joint ventures may not be able to obtain project loans on acceptable terms;
•the joint venture partners may not be able to provide capital to the joint ventures in the event external financing or project cash flows are not sufficient to finance the joint ventures’ operations;
•the joint venture partners may not manage the project properly; and
•disagreements could occur between the joint venture partners that could affect the operating results of the joint ventures or could result in a sale of a partner’s interest or the joint ventures at undesirable values.

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

We currently depend heavily on the services of our key management personnel. The loss of any key personnel could materially and adversely affect our results of operations or financial condition. Our success will also depend in part on our ability to attract and retain additional qualified management personnel.

Inflation can have a significant adverse effect on our operations.

Inflation can have a major impact on our agribusiness operations. The farming operations are most affected by escalating costs and unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue and we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

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

We intend to continue to consider acquisition prospects that complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

As of October 31, 2022, directors and members of our executive management team beneficially owned or controlled approximately 3.2% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Real Estate

We own our corporate headquarters in Santa Paula, California. We own approximately 8,300 acres of farm land in California, 1,200 acres located in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. We also lease approximately 1,000 acres of land and have an interest in a partnership that owns approximately 200 acres of land. The land used for agricultural plantings consists of approximately 5,600 acres of lemons, approximately 900 acres of avocados, approximately 1,000 acres of oranges and approximately 1,000 acres of specialty citrus and other crops. Our agribusiness land holdings are summarized below as of October 31, 2022 (in thousands, except per acre amounts):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Porterville Ranch	700	6,427	1997	$9,181
Ducor Ranch	900	6,223	1997	$6,914
Jencks Ranch	100	846	2007	$8,460
Windfall Farms	700	16,162	2009	$23,089
Stage Coach Ranch	100	603	2012	$6,030
Martinez Ranch	200	1,363	2012	$6,815
Associated Citrus Packers	1,300	15,035	2013	$11,565
Lemons 400	800	5,182	2013	$6,478
Sheldon Ranches	600	9,618	2016	$16,030
Pan de Azucar	200	2,292	2017	$11,461
San Pablo	3,300	5,586	2018	$1,693
Santa Clara	1,200	8,600	2019	$7,167
Other agribusiness land	400	1,539	various	$3,848
	13,800	$87,140

The book value of our agribusiness land holdings of approximately $87.1 million differs from the land balance of $87.6 million included in property, plant and equipment in the notes to the consolidated financial statements in Item 8 of this Annual Report. The table above presents our current land holdings in farming agribusiness operations.

We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We have a 5.5 acre, one-megawatt ground-based photovoltaic solar generator and one-megawatt roof array, which provides the majority of the power to operate our packing facility. We also have a one-megawatt solar array that provides us with a majority of the electricity required to operate four deep water well pumps at one of our ranches in the San Joaquin Valley.

We own and maintain 257 residential units mainly in Ventura and Tulare Counties that we lease to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants.

We own and have equity investments in real estate development property in the California County of Ventura. These properties are in various stages of development for up to approximately 900 residential units and approximately 811,000 square feet of commercial space.

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

Item 3. Legal Proceedings

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 3 regarding our legal proceedings is incorporated by reference herein from Note 17 – Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report.

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

Holders

On November 30, 2022, there were approximately 226 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Dividends

The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2022
Fourth Quarter Ended October 31, 2022	$0.075
Third Quarter Ended July 31, 2022	$0.075
Second Quarter Ended April 30, 2022	$0.075
First Quarter Ended January 31, 2022	$0.075
2021
Fourth Quarter Ended October 31, 2021	$0.075
Third Quarter Ended July 31, 2021	$0.075
Second Quarter Ended April 30, 2021	$0.075
First Quarter Ended January 31, 2021	$0.075

In December 2022, we declared our quarterly dividend of $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2022 through August 31, 2022	—	$—	—	—
September 1, 2022 through September 30, 2022	—	$—	—	—
October 1, 2022 through October 31, 2022	37,236	$11.93	—	—
Total	37,236		—	—

(1) Shares were acquired from our employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.

(2) In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022. No shares have been repurchased under this program. As of October 31, 2022, the program has expired and there is no remaining authorization under this program.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of operations for fiscal year 2022 compared to fiscal year 2021. For discussion related to the results of operations and changes in financial condition for fiscal year 2021 compared to fiscal year 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on January 10, 2022.

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

We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus and other crops. The agribusiness division includes our core operations of farming, harvesting, lemon packing and citrus sales operations. The rental operations division includes our residential and commercial rentals comprised of 257 completed rental units, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.

Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2022 Highlights and Recent Developments”

Results of Operations

The following table shows the results of operations for ($ in thousands):

	Years Ended October 31,
	2022		2021		2020
Revenues:
Agribusiness	$179,281	97%	$161,381	97%	$159,937	97%
Other operations	5,324	3%	4,646	3%	4,622	3%
Total net revenues	184,605	100%	166,027	100%	164,559	100%
Costs and expenses:
Agribusiness	160,651	88%	148,492	86%	157,281	86%
Other operations	4,438	2%	4,332	3%	4,504	2%
(Gain) loss on disposal of assets	(4,500)	(2)%	109	—	502	—%
Selling, general and administrative	21,815	12%	19,427	11%	21,280	12%
Total costs and expenses	182,404	100%	172,360	100%	183,567	100%
Operating income (loss):
Agribusiness	18,630		12,889		2,656
Other operations	886		314		118
Gain (loss) on disposal of assets	4,500		(109)		(502)
Selling, general and administrative	(21,815)		(19,427)		(21,280)
Operating income (loss)	2,201		(6,333)		(19,008)
Other (expense) income:
Interest income	53		379		362
Interest expense, net of patronage dividends	(2,291)		(1,501)		(2,048)
Equity in earnings of investments, net	1,341		3,203		339
Loss on stock in Calavo Growers, Inc.	—		—		(6,299)
Other (expense) income, net	(955)		89		219
Total other (expense) income	(1,852)		2,170		(7,427)
Income (loss) before income tax (provision) benefit	349		(4,163)		(26,435)
Income tax (provision) benefit	(823)		266		8,494
Net loss	(474)		(3,897)		(17,941)
Loss attributable to noncontrolling interest	238		456		1,506
Net loss attributable to Limoneira Company	$(236)		$(3,441)		$(16,435)

Non-GAAP Financial Measures

Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, loss on stock in Calavo Growers, Inc. ("Calavo"), named executive officer cash severance, pension settlement cost and (gain) loss on disposal of assets, is an important measure to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in previous periods did not exclude stock-based compensation which has now been excluded as management believes this is a better representation of cash generated by operations and is consistent with peer company reporting. Adjusted EBITDA for prior periods has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company, which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Years Ended October 31,
	2022	2021	2020
Net loss attributable to Limoneira Company	$(236)	$(3,441)	$(16,435)
Interest income	(53)	(379)	(362)
Interest expense, net of patronage dividends	2,291	1,501	2,048
Income tax provision (benefit)	823	(266)	(8,494)
Depreciation and amortization	9,798	9,812	10,097
EBITDA	12,623	7,227	(13,146)
Stock-based compensation	2,732	2,582	2,044
Loss on stock in Calavo Growers, Inc.	—	—	6,299
Named executive officer cash severance	432	—	—
Pension settlement cost	607	—	—
(Gain) loss on disposal of assets	(4,500)	109	502
Adjusted EBITDA	$11,894	$9,918	$(4,301)

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenues

Total revenues for fiscal year 2022 were $184.6 million compared to $166.0 million for fiscal year 2021. The 11% increase of $18.6 million was primarily the result of increased avocados, oranges and specialty citrus and other crops agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Years Ended October 31,
	2022	2021	Change
Lemons	$143,061	$142,962	$99	—%
Avocados	17,331	6,784	10,547	155%
Oranges	9,911	4,382	5,529	126%
Specialty citrus and other crops	8,978	7,253	1,725	24%
Agribusiness revenues	$179,281	$161,381	$17,900	11%

•Lemons: Lemon revenues in fiscal year 2022 were similar to fiscal year 2021. During fiscal years 2022 and 2021, fresh lemon sales were $92.9 million and $85.9 million on 4.9 million and 4.4 million cartons of fresh lemons packed and sold at average per carton prices of $18.77 and $19.60, respectively. Lemon revenues in fiscal years 2022 and 2021 included brokered fruit and other lemon sales of $24.5 million and $36.0 million, respectively, shipping and handling of $22.2 million and $17.5 million, respectively, and lemon by-products of $3.5 million in both fiscal years.

•Avocados: The increase in fiscal year 2022 was primarily the result of increased volume and higher prices of avocados sold compared to fiscal year 2021. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During fiscal years 2022 and 2021, 8.2 million and 5.7 million pounds of avocados were sold at average per pound prices of $2.08 and $1.20, respectively. Higher prices in fiscal year 2022 were primarily related to lower supply of fruit in the marketplace.

•Oranges: The increase in fiscal year 2022 was primarily due to increased brokered fruit sales and higher prices compared to fiscal year 2021. Orange revenues in fiscal year 2022 included brokered fruit sales of $5.0 million, compared to immaterial brokered fruit sales in fiscal year 2021, sold at average per carton prices of $14.66 and $8.04, respectively.

•Specialty citrus and other crops: The increase in fiscal year 2022 was primarily due to increased brokered fruit sales and higher prices of specialty citrus sold compared to fiscal year 2021. Specialty citrus revenues in fiscal year 2022 included brokered fruit sales of $2.9 million, compared to immaterial brokered fruit sales in 2021, sold at an average per carton price of $13.22 and $11.20, respectively.

Other operations revenue in fiscal year 2022 and 2021 was $5.3 million and $4.6 million, respectively.

Costs and Expenses

Total costs and expenses for fiscal year 2022 were $182.4 million compared to $172.4 million for fiscal year 2021. This 6% increase of $10.0 million was primarily attributable to increases in our agribusiness costs and selling, general and administrative expenses, partially offset by an increase in gain on disposal of assets. Costs associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the lemons we procure from third-party growers and suppliers and depreciation and amortization expense. These costs are discussed further below ($ in thousands):

	Agribusiness Costs and Expenses for the Years Ended October 31,
	2022	2021	Change
Packing costs	$45,448	$38,754	$6,694	17%
Harvest costs	20,767	17,227	3,540	21%
Growing costs	26,277	27,195	(918)	(3)%
Third-party grower and supplier costs	59,555	56,690	2,865	5%
Depreciation and amortization	8,604	8,626	(22)	—%
Agribusiness costs and expenses	$160,651	$148,492	$12,159	8%

•Packing costs: Packing costs consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. Lemon packing costs were $43.0 million and $36.0 million in fiscal years 2022 and 2021, respectively. The increase in fiscal year 2022 was primarily attributable to increased volume of fresh lemons packed and sold and higher average per carton costs compared to fiscal year 2021. In fiscal years 2022 and 2021, we packed and sold 4.9 million and 4.4 million cartons of lemons at average per carton costs of $8.69 and $8.22, respectively. The increase in average per carton costs in fiscal year 2022, compared to fiscal year 2021, was primarily due to higher costs in labor and benefits, fruit treatments, cardboard cartons and packing and shipping supplies. Additionally, in fiscal years 2022 and 2021, packing costs included $2.4 million and $2.7 million of shipping costs, respectively.

•Harvest costs: The increase in fiscal year 2022 was primarily attributable to increased volume of lemons and avocados harvested compared to fiscal year 2021.

•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in fiscal year 2022, compared to fiscal year 2021, reflects farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from others is referred to as third-party grower and supplier costs. The increase in fiscal year 2022 was primarily due to increased volume of fruit procured from third-party growers and suppliers compared to fiscal year 2021. In fiscal years 2022 and 2021, costs for purchased, packed fruit for resale increased by $0.9 million; we incurred costs of $26.2 million and $25.2 million, respectively. During fiscal years 2022 and 2021, of the 4.9 million and 4.4 million lemon cartons sold, 2.6 million (52%) and 2.3 million (52%) were procured from third-party growers and suppliers at average per carton prices of $13.03 and $13.83, respectively: an increase of $1.9 million.

•Depreciation and amortization: Depreciation and amortization expense in fiscal year 2022 was similar compared to fiscal year 2021.

Other operations expenses for fiscal years 2022 and 2021 were $4.4 million and $4.3 million, respectively.

(Gain) loss on disposal of assets for fiscal years 2022 and 2021 were $(4.5) million and $0.1 million, respectively. The change is primarily due to sales of East Area I Retained Property and Oxnard Lemon packing facility in fiscal year 2022.

Selling, general and administrative expenses for fiscal year 2022 were $21.8 million compared to $19.4 million for fiscal year 2021. The $2.4 million increase was primarily the result of:

•$1.0 million increase in salaries, benefits and incentive compensation;
•$0.8 million increase in named executive officer severance;
•$0.4 million increase in selling expenses; and

•$0.2 million increase in other selling, general and administrative expenses, including certain corporate overhead expenses.

Other (Expense) Income

Other (expense) income, for fiscal year 2022 was $(1.9) million compared to $2.2 million for fiscal year 2021. The $4.0 million increase in other expenses was primarily the result of:

•$0.8 million increase in interest expense, net as a result of increased interest rates;
•$1.9 million decrease in equity in earnings of investments primarily from LLCB; and
•$1.0 million increase in other expenses primarily from pension expense and pension settlement cost.

Income Taxes

We recorded for fiscal years 2022 and 2021 income tax (provision) benefit of $(0.8) million and $0.3 million on pre-tax income (loss) of $0.3 million and $(4.2) million, respectively. The tax provision recorded for fiscal year 2022 differs from the U.S. federal statutory tax rate of 21% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our effective tax rate for fiscal years 2022 and 2021 was 234.8% and 6.4%, respectively.

Loss Attributable to Noncontrolling Interest

Loss attributable to noncontrolling interest primarily represents 10% and 49% of the net losses of PDA and Trapani Fresh, respectively.

Segment Results of Operations

We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 20 - Segment Information for additional information regarding our operating segments.

Segment information for fiscal year 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$120,885	$22,176	$—	$17,331	$18,889	$179,281	$5,324	$184,605
Intersegment revenues	—	29,817	(29,817)	—	—	—	—	—
Total net revenues	120,885	51,993	(29,817)	17,331	18,889	179,281	5,324	184,605
Costs and expenses	115,119	43,017	(29,817)	5,524	18,204	152,047	20,559	172,606
Depreciation and amortization	—	—	—	—	—	8,604	1,194	9,798
Operating income (loss)	$5,766	$8,976	$—	$11,807	$685	$18,630	$(16,429)	$2,201

Segment information for fiscal year 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$125,448	$17,514	$—	$6,784	$11,635	$161,381	$4,646	$166,027
Intersegment revenues	—	25,637	(25,637)	—	—	—	—	—
Total net revenues	125,448	43,151	(25,637)	6,784	11,635	161,381	4,646	166,027
Costs and expenses	116,117	36,018	(25,637)	4,211	9,157	139,866	22,682	162,548
Depreciation and amortization	—	—	—	—	—	8,626	1,186	9,812
Operating (loss) income	$9,331	$7,133	$—	$2,573	$2,478	$12,889	$(19,222)	$(6,333)

Fiscal Year 2022 Segment Information Compared to Fiscal Year 2021 Segment Information

The following analysis should be read in conjunction with the previous section “Results of Operations.”

Fresh Lemons

Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered fruit and other lemon revenue. For fiscal year 2022, our fresh lemons segment revenue was $120.9 million compared to $125.4 million for fiscal year 2021. The 4% decrease of $4.5 million was primarily the result of decreased brokered lemon sales, partially offset by increased fresh lemon sales, as discussed earlier.

Costs and expenses associated with our fresh lemons segment include harvest costs, growing costs, cost of fruit we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal year 2022, our fresh lemon costs and expenses were $115.1 million compared to $116.1 million for fiscal year 2021. The 1% decrease of $1.0 million primarily consisted of the following:

•Harvest costs for fiscal year 2022 were $2.9 million higher than fiscal year 2021;
•Growing costs for fiscal year 2022 were $2.2 million lower than fiscal year 2021;
•Third-party grower and supplier costs for fiscal year 2022 were $5.6 million lower than fiscal year 2021;
•Transportation costs for fiscal year 2022 were $0.3 million lower than fiscal year 2021; and
•Intersegment costs and expenses for fiscal year 2022 were $4.2 million higher than fiscal year 2021.

Lemon Packing

Lemon packing segment revenue is comprised of intersegment packing revenue and shipping and handling revenue. For fiscal year 2022, our lemon packing segment revenue was $52.0 million compared to $43.2 million for fiscal year 2021. The 20% increase of $8.8 million was primarily due to increased volume of lemons packed.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal year 2022, our lemon packing costs and expenses were $43.0 million compared to $36.0 million for fiscal year 2021. The 19% increase of $7.0 million was primarily due to increased volume of lemons packed and higher costs in labor and benefits, cardboard cartons, fruit treatments and packing and shipping supplies.

Lemon packing segment operating income per carton sold was $1.81 and $1.63 for fiscal years 2022 and 2021, respectively.

The lemon packing segment included $29.8 million and $25.6 million of intersegment revenues for fiscal years 2022 and 2021, respectively, which were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.

Avocados

For fiscal year 2022, our avocados segment revenue was $17.3 million compared to $6.8 million for fiscal year 2021, a 155% increase of $10.5 million.

Cost and expenses associated with our avocados segment include harvest costs and growing costs. For fiscal year 2022, our avocado costs and expenses were $5.5 million compared to $4.2 million for fiscal year 2021. The 31% increase of $1.3 million primarily consisted of the following:

•Harvest costs for fiscal year 2022 were $1.0 million higher than fiscal year 2021; and
•Growing costs for fiscal year 2022 were $0.3 million higher than fiscal year 2021.

Other Agribusiness

For fiscal year 2022, our other agribusiness segment revenue was $18.9 million compared to $11.6 million for fiscal year 2021. The 62% increase of $7.3 million primarily consisted of the following:

•Orange revenue for fiscal year 2022 was $5.5 million higher than fiscal year 2021; and
•Specialty citrus and other crop revenue for fiscal year 2022 was $1.7 million higher than fiscal year 2021.

Costs and expenses associated with our other agribusiness segment include harvest, growing and brokered fruit costs. Our other agribusiness costs and expenses for fiscal year 2022 were $18.2 million compared to $9.2 million for fiscal year 2021. The 99% increase of $9.0 million primarily consisted of the following:

•Harvest costs for fiscal year 2022 were $0.4 million lower than fiscal year 2021;
•Growing costs for fiscal year 2022 were $0.9 million higher than fiscal year 2021; and
•Brokered fruit costs for fiscal year 2022 were $8.5 million higher than fiscal year 2021.
Total agribusiness depreciation and amortization for fiscal years 2022 and 2021 was $8.6 million.

Corporate and Other

Our corporate and other operations had rental revenues of approximately $5.3 million and $4.6 million in fiscal years 2022 and 2021, respectively.

Costs and expenses in our corporate and other operations were approximately $20.6 million and $22.7 million in fiscal years 2022 and 2021, respectively, and include rental operations costs, selling, general and administrative expenses not allocated to the operating segments, and (gain) loss on disposal of assets. Depreciation and amortization expenses were approximately $1.2 million in fiscal years 2022 and 2021.
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

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term fixed rate and variable rate debt and related interest payments, operating and finance leases, financing transactions and our noncontributory, defined benefit pension plan (“the Plan”). In fiscal year 2021, we decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2022 and 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company. See Note 10 - Long-Term Debt, Note 12 - Leases and Note 16 - Retirement Plans for amounts outstanding on October 31, 2022, related to debt, leases and the Plan. Purchase obligations consist of contracts primarily related to packing supplies and pollination services, the majority of which are due in the next three years.

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

Cash Flows from Operating Activities

For the fiscal years ended October 31, 2022 and 2021, net cash provided by operating activities was $14.8 million and $9.6 million, respectively. Our cash flow provided by operating activities is primarily from agricultural sales and rental operations. Cash flow used in operations generally consists of agribusiness costs, rental operation costs, selling, general and administrative expenses. The significant components of our cash flows provided by operating activities are as follows.

•Net loss was $0.5 million and $3.9 million for fiscal years 2022 and 2021, respectively. The components of net loss in fiscal year 2022, compared to fiscal year 2021, consists of an increase in operating income of $8.5 million, an increase in total other expense of $4.0 million and an increase in income tax provision of $1.1 million.

•Adjustments to reconcile net loss to net cash provided by operating activities:

◦Adjustments provided $10.0 million of operating cash in fiscal year 2022, compared to providing $10.2 million of operating cash in fiscal year 2021, primarily due to significant changes in (gain) loss on disposal of assets, equity in earnings of investments, net, and other, net, which primarily related to pension expense and pension settlement cost.
◦Changes in operating assets and liabilities provided $5.3 million of operating cash in fiscal year 2022, compared to providing $3.3 million of operating cash in fiscal year 2021, primarily due to significant changes in accounts receivable and receivables/other from related parties, income taxes receivable, accounts payable and growers and suppliers payable and accrued liabilities and payables to related parties.

Cash Flows from Investing Activities

For the years ended October 31, 2022 and 2021, net cash provided by (used in) investing activities was $19.4 million and $(10.2) million, respectively, and is primarily comprised of capital expenditures, sales of assets, collection of notes receivable and investments.

•Capital expenditures for fiscal year 2022 were $10.1 million for property, plant and equipment, primarily related to orchards, and real estate development projects. Additionally, in fiscal year 2022 we received $19.3 million in net proceeds from sales of assets, $7.9 million in net proceeds from sales of real estate development assets and $2.8 million in collection of loan and notes receivable.

•Capital expenditures for fiscal year 2021 were comprised of $9.8 million for property, plant and equipment, primarily related to orchards, and real estate development projects. Additionally, in fiscal year 2021 we invested $0.7 million in mutual water companies and water rights.

Cash Flows from Financing Activities

For the years ended October 31, 2022 and 2021, net cash (used in) provided by financing activities was $(33.5) million and $0.5 million, respectively.

•The $(33.5) million of cash used in financing activities for fiscal year 2022 was primarily comprised of net repayments of long-term debt in the amount of $26.8 million. Additionally, in fiscal year 2022 we paid common and preferred dividends, in aggregate, of $5.8 million, paid $1.5 million for the exchange of common stock related to our employees restricted stock awards and received $1.0 million of proceeds from equipment financings.

•The $0.5 million of cash provided by financing activities for fiscal year 2021 was primarily comprised of net borrowings of long-term debt in the amount of $7.1 million. Additionally, in fiscal year 2021 we paid common and preferred dividends, in aggregate, of $5.8 million and paid $0.7 million for the exchange of common stock related to our employees restricted stock awards.

Transactions Affecting Liquidity and Capital Resources

Credit Facilities and Long-Term Debt

We finance our working capital and other liquidity requirements primarily through cash from operations and our Farm Credit West Credit Facility, which includes the Master Loan Agreement (the "MLA"), Supplements and Revolving Equity Line of Credit (the "RELOC"). In addition, we have the Farm Credit West term loans, Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.

In June 2021, we entered into the MLA with Farm Credit West, PCA (the "Lender") dated June 1, 2021, together with the Supplements and a Fixed Interest Rate Agreement, which extends the principal repayment to July 1, 2026. The MLA governs the terms of the Supplements.

The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of October 31, 2022, our outstanding borrowings under the Farm Credit West Credit Facility were $88.5 million and we had $41.5 million of availability.

The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio greater than or equal to 1:25:1.0 on an annual basis. We were in compliance as of October 31, 2022.

In August 2021, we entered into the FCW term loan with the Lender and used the proceeds to pay off the Wells Fargo term loan. The FCW term loan has a fixed interest rate of 3.19% and is payable in monthly installments through September 2026.

In fiscal years 2022 and 2021 we received annual patronage dividends of $1.6 million and $1.2 million, respectively, from the Lender.

Treasury Stock

In fiscal year 2021, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our outstanding shares of common stock through September 2022; no shares were repurchased under this program. In fiscal year 2020, we repurchased 250,977 shares for $3.5 million under a program which expired in March 2021.

Dividends

The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid totaled $0.5 million in each of the fiscal years 2022 and 2021.

Cash dividends declared in each of the fiscal years 2022 and 2021 totaled $0.30 per common share and such dividends paid totaled $5.3 million.

Real Estate Development Activities and Related Capital Resources

As noted under “Transactions Affecting Liquidity and Capital Resources,” we have the ability to control a portion of our investing cash flows to the extent necessary based upon our liquidity demands. In order for our real estate development operations to reach their maximum potential benefit to us, however, we will need to be successful over time in identifying other third-party sources of capital to collaborate with us to move those development projects forward. While we are frequently in discussions with potential external sources of capital in respect to all of our development projects, current market conditions for California real estate projects make it difficult to predict the timing and amounts of future capital that will be required to complete the development of our projects.

In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Project plans currently include approximately 1,500 residential units and site improvements. A total of 586 residential units have closed from the project's inception to October 31, 2022.

In October 2022, we entered into a joint venture with Lewis for the development of our 17-acre East Area I Retained Property. We formed LLCB II as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for approximately $8.0 million. We recorded a gain on the transaction of approximately $4.7 million, of which $0.5 million was deferred.

The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception each partner has made funding contributions of $21.4 million to LLCB. We expect to receive approximately $115.0 million from LLCB and LLCB II over the seven remaining years of the projects, including the $8.0 million received in fiscal year 2022.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. For further information on significant accounting policies, see discussion in Note 2 - Summary of Significant Accounting Policies.

Impairment of Real Estate Development Projects – We evaluate our real estate development projects, held either by us or as included specifically within our investments in LLCB and LLCB II, for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, we further evaluate the real estate development for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development to the respective carrying amount for our real estate development or b) determining if our equity in investment has incurred an other-than-temporary decline.

We make significant judgments in evaluating each real estate development project, as held by us or within our investments in LLCB and LLCB II, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. For fiscal years 2022, 2021 and 2020, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on our equity in LLCB or LLCB II.

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

Whenever events or changes in circumstances indicate that the carrying amount of our equity investments in LLCB and LLCB II might not be recoverable, then we determine whether an impairment is other-than-temporary. If we conclude the impairment is other-than-temporary, we determine the estimated fair value of the investment by performing a discounted cash flow or market approach analysis and recognize an other-than-temporary impairment to reduce the investment to its estimated fair value.

We believe that the accounting estimate related to impairment of real estate development projects held by us, or other-than-temporary impairment of our equity investments in LLCB and LLCB II, is a critical accounting estimate because it is very susceptible to change from period to period; it requires management to make assumptions about future prices, production, and costs, and the potential impact of a loss from impairment could be material to our earnings. Management’s assumptions regarding future cash flows from real estate development projects or return on equity of our investments in LLCB and LLCB II have fluctuated in the past due to changes in prices, production and costs and are expected to continue to do so in the future as market conditions change.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under the Farm Credit West Credit Facility and Farm Credit West Term Loans are or will be subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the Farm Credit West Credit Facility and Farm Credit West Term Loans, our borrowing interest rate is an internally calculated rate based on Farm Credit West’s internal monthly operations and their cost of funds and generally follows the changes in the 90-day treasury rates in increments divisible by 0.25%. At October 31, 2022, our total debt outstanding under the Farm Credit West Credit Facility and the Farm Credit West Term Loans was $88.5 million and $16.0 million, respectively.

Based on our level of borrowings at October 31, 2022, a 100 basis points increase in interest rates would increase our interest expense $0.5 million for fiscal year 2023 and an annual average of $0.7 million for the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would decrease our net income by $0.4 million for fiscal year 2023 and an annual average of $0.5 million for the three subsequent fiscal years. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 8. Financial Statements and Supplementary Data

Limoneira Company

All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limoneira Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the "Company") as of October 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and temporary equity, and cash flows, for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include, before the basis difference and related amortization discussed in Note 6, its equity investment in LLCB of $52,431,000 and $51,416,000 as of October 31, 2022 and 2021, respectively, and its equity earnings in LLCB of $1,015,000, $4,508,000 and $1,386,000 for the years ended October 31, 2022, 2021 and 2020, respectively. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity investment and equity earnings in LLCB, is based on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Development – Impairment Indicators – Refer to Notes 2, 5 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate development, as held by the Company or as included specifically within its investment in LLCB, for impairment involves an initial assessment of each real estate development to determine whether events or changes in circumstances exist that may indicate that the carrying amount of, or investment in, real estate development are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to pricing of residential or commercial land lots. When events or changes in circumstances exist, the Company further evaluates the real estate development for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development to the respective carrying amount for its own real estate development or b) determining if its equity investment in LLCB has incurred an other-than-temporary decline.

The Company makes significant judgments in evaluating real estate development for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity investment in LLCB. Real estate development assets were $9,706,000, and equity investment in LLCB was $61,154,000 as of October 31, 2022. For the year ended October 31, 2022, no impairment loss has been recognized on the real estate development and no other-than-temporary-impairment has been recognized on the Company’s equity investment in LLCB.

We identified management judgments used in the determination of impairment indicators for real estate development as a critical audit matter because of the subjectivity used by management when determining whether events or changes in circumstances have occurred indicating that the carrying amount of, or investment in, real estate development may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate development and equity investment in LLCB for possible indications of impairment included the following, among others:

•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that real estate development or equity investment in LLCB is no longer recoverable, including controls over management’s evaluation of the entitlement process, litigation, changes in zoning, government regulation, geographical demand and market conditions.
▪We evaluated management’s impairment analysis by:

◦Searching for adverse asset-specific and/or market conditions by reviewing publicly available information on land values in the surrounding regions of the development, periodicals and news information relating to the Southern California real estate market

◦Obtaining information from legal counsel and performing inquiries with management in order to evaluate any changes in the status of litigation matters affecting the development property and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process

◦Obtaining comparable land sales in the area and comparing such data to information used by management with the assistance of our fair value specialists

◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis

/s/ Deloitte & Touche LLP

Los Angeles, California
December 22, 2022

We have served as the Company’s auditor since 2019.

LIMONEIRA COMPANY

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share amounts)

	October 31,
	2022	2021
Assets
Current assets:
Cash	$857	$439
Accounts receivable, net	15,651	17,483
Cultural costs	8,643	7,500
Prepaid expenses and other current assets	8,496	10,709
Receivables/other from related parties	3,888	5,958
Total current assets	37,535	42,089
Property, plant and equipment, net	222,628	242,420
Real estate development	9,706	22,828
Equity in investments	72,855	64,072
Goodwill	1,506	1,527
Intangible assets, net	7,317	8,329
Other assets	16,971	11,011
Total assets	$368,518	$392,276
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,663	$8,963
Growers and suppliers payable	10,740	10,371
Accrued liabilities	11,279	6,542
Payables to related parties	4,860	6,976
Current portion of long-term debt	1,732	2,472
Total current liabilities	39,274	35,324
Long-term liabilities:
Long-term debt, less current portion	104,076	130,353
Deferred income taxes	23,497	22,853
Other long-term liabilities	9,807	4,501
Total liabilities	176,654	193,031
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2022 and 2021) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2022 and 2021) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero shares issued or outstanding at October 31, 2022 and 2021)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 17,935,292 and 17,936,377 shares issued and 17,684,315 and 17,685,400 shares outstanding at October 31, 2022 and 2021, respectively)	177	179
Additional paid-in capital	165,169	163,965
Retained earnings	15,500	21,552
Accumulated other comprehensive loss	(7,908)	(5,733)
Treasury stock, at cost, 250,977 shares at October 31, 2022 and 2021	(3,493)	(3,493)
Noncontrolling interest	11,609	11,965
Total stockholders' equity	181,054	188,435
Total liabilities and stockholders' equity	$368,518	$392,276
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share amounts)

	Years Ended October 31,
	2022	2021	2020
Net revenues:
Agribusiness	$179,281	$161,381	$159,937
Other operations	5,324	4,646	4,622
Total net revenues	184,605	166,027	164,559
Costs and expenses:
Agribusiness	160,651	148,492	157,281
Other operations	4,438	4,332	4,504
(Gain) loss on disposal of assets	(4,500)	109	502
Selling, general and administrative	21,815	19,427	21,280
Total costs and expenses	182,404	172,360	183,567
Operating income (loss)	2,201	(6,333)	(19,008)
Other (expense) income:
Interest income	53	379	362
Interest expense, net of patronage dividends	(2,291)	(1,501)	(2,048)
Equity in earnings of investments, net	1,341	3,203	339
Loss on stock in Calavo Growers, Inc.	—	—	(6,299)
Other (expense) income, net	(955)	89	219
Total other (expense) income	(1,852)	2,170	(7,427)

Income (loss) before income tax (provision) benefit	349	(4,163)	(26,435)

Income tax (provision) benefit	(823)	266	8,494
Net loss	(474)	(3,897)	(17,941)
Loss attributable to noncontrolling interest	238	456	1,506
Net loss attributable to Limoneira Company	(236)	(3,441)	(16,435)
Preferred dividends	(501)	(501)	(501)
Net loss applicable to common stock	$(737)	$(3,942)	$(16,936)

Basic net loss per common share	$(0.04)	$(0.23)	$(0.96)

Diluted net loss per common share	$(0.04)	$(0.23)	$(0.96)

Weighted-average common shares outstanding-basic	17,513,000	17,555,000	17,666,000
Weighted-average common shares outstanding-diluted	17,513,000	17,555,000	17,666,000

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended October 31,
	2022	2021	2020
Net loss	$(474)	$(3,897)	$(17,941)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,430)	(685)	(707)
Minimum pension liability adjustments, net of tax of $(71), $940 and $(69)	(183)	2,500	274
Pension settlement cost, net of tax of $169, $0 and $0	438	—	—
Residual state tax effects on sale of equity securities	—	—	140
Total other comprehensive (loss) income, net of tax	(2,175)	1,815	(293)
Comprehensive loss	(2,649)	(2,082)	(18,234)
Comprehensive loss attributable to noncontrolling interest	356	445	1,536
Comprehensive loss attributable to Limoneira Company	$(2,293)	$(1,637)	$(16,698)

See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling		Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Total	Stock	Stock
Balance at October 31, 2019	17,756,180	$178	$160,254	$53,089	$(7,255)	$—	$15,422	$221,688	$1,479	$9,331
Dividends - common ($0.30 per share)	—	—	—	(5,356)	—	—	—	(5,356)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	112,841	1	2,043	—	—	—	—	2,044	—	—
Exchange of common stock	(11,314)	—	(213)	—	—	—	—	(213)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(145)	(145)	—	—
Treasury shares	(250,977)	—	—	—	—	(3,493)	—	(3,493)	—	—
Net loss	—	—	—	(16,435)	—	—	(1,506)	(17,941)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(293)	—	(30)	(323)	—	—
Balance at October 31, 2020	17,606,730	179	162,084	30,797	(7,548)	(3,493)	13,741	195,760	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,303)	—	—	—	(5,303)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	125,663	1	2,581	—	—	—	—	2,582	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(1,331)	(1,331)	—	—
Net loss	—	—	—	(3,441)	—	—	(456)	(3,897)	—	—
Other comprehensive income, net of tax	—	—	—	—	1,815	—	11	1,826	—	—
Balance at October 31, 2021	17,685,400	179	163,965	21,552	(5,733)	(3,493)	11,965	188,435	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,315)	—	—	—	(5,315)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	104,231	1	2,731	—	—	—	—	2,732	—	—
Exchange of common stock	(105,316)	(3)	(1,527)	—	—	—	—	(1,530)	—	—
Net loss	—	—	—	(236)	—	—	(238)	(474)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,175)	—	(118)	(2,293)	—	—
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331

See Notes to Consolidated Financial Statements

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2022	2021	2020
Operating activities
Net loss	$(474)	$(3,897)	$(17,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,798	9,812	10,097
(Gain) loss on disposal of assets	(4,500)	109	502
Stock compensation expense	2,732	2,582	2,044
Non-cash lease expense	442	520	470
Equity in earnings of investments, net	(1,341)	(3,203)	(339)
Cash distributions from equity investments	483	219	—
Deferred income taxes	548	(189)	(2,133)
Loss on stock in Calavo Growers, Inc.	—	—	6,299
Other, net	1,831	335	671
Changes in operating assets and liabilities:
Account receivable and receivables/other from related parties	1,845	(5,076)	(309)
Cultural costs	(1,148)	(639)	359
Prepaid expenses and other current assets	(325)	(1,021)	(44)
Income taxes receivable	—	5,911	(4,932)
Other assets	(134)	(5)	411
Accounts payable and growers and suppliers payable	1,853	5,389	(5,545)
Accrued liabilities and payables to related parties	3,269	(730)	(685)
Other long-term liabilities	(49)	(512)	(242)
Net cash provided by (used in) operating activities	14,830	9,605	(11,317)

Investing activities
Capital expenditures	(10,066)	(9,834)	(10,599)
Net proceeds from sales of assets	19,259	119	6,261
Net proceeds from sales of real estate development assets	7,917	—	—
Cash distribution from Trapani Fresh	122	—	—
Net proceeds from sale of stock in Calavo Growers, Inc.	—	—	11,048
Loan to Limoneira Lewis Community Builders, LLC	—	—	(1,800)
Collection on loan and notes receivable	2,755	25	1,800
Equity investment contributions	(48)	—	(2,800)
Cash distribution from equity investment	—	106	—
Investments in mutual water companies and water rights	(506)	(653)	(64)
Net cash provided by (used in) investing activities	$19,433	$(10,237)	$3,846

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended October 31,
	2022	2021	2020
Financing activities
Borrowings of long-term debt	$146,941	$102,196	$121,056
Repayments of long-term debt	(173,755)	(95,140)	(104,066)
Proceeds from equipment financings	1,020	—	—
Principal paid on finance lease and equipment financings	(377)	(18)	—
Dividends paid - common	(5,315)	(5,303)	(5,356)
Dividends paid - preferred	(501)	(501)	(501)
Exchange of common stock	(1,530)	(700)	(213)
Purchase of treasury stock	—	—	(3,493)
Payments of deferred financing costs	—	—	(66)
Net cash (used in) provided by financing activities	(33,517)	534	7,361
Effect of exchange rate changes on cash	(328)	36	(5)
Net increase (decrease) in cash	418	(62)	(115)
Cash at beginning of year	439	501	616
Cash at end of year	$857	$439	$501

Supplemental disclosures of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$2,064	$1,503	$1,865
Cash paid (received) during the year for income taxes, net	$83	$(5,911)	$(1,235)
Non-cash investing and financing activities:
Contribution of real estate development to equity investment	$7,975	$—	$—
Reduction of net payables to related parties	$2,392	$—	$—
Reduction of note receivable	$388	$—	$—
Capital expenditures accrued but not paid at year-end	$430	$657	$4,269

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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. At October 31, 2022 and 2021 the allowances totaled $469,000 and $444,000, respectively. For fiscal years 2022, 2021 and 2020, credit losses were insignificant.
Concentrations and Geographic Information
The Company sells the majority of its avocados, oranges and specialty citrus and other crops to third-party packinghouses and processors. Prior to fiscal year 2022, the Company sold a majority of its avocado production to Calavo. Sales of avocados to Calavo were $6,594,000 and $8,806,000 in fiscal years 2021 and 2020, respectively.
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One customer represented 11% of revenue for the year ended October 31, 2022 and two customers each represented 10% of revenue for the year ended October 31, 2021. No individual customer represented more than 10% of accounts receivable, net as of October 31, 2022 and 2021.
Lemons procured from third-party growers were approximately 52%, 52% and 60% of the Company's lemon supply in fiscal years 2022, 2021 and 2020, respectively. One third-party grower was 21% and 46% of growers and suppliers payable at October 31, 2022 and 2021, respectively.
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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Concentrations and Geographic Information (continued)
During fiscal years 2022, 2021 and 2020, the Company had approximately $3,614,000, $2,976,000 and $3,521,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. (“PDA”) and Agricola San Pablo SpA. ("San Pablo").
During fiscal years 2022, 2021 and 2020, the Company had approximately $673,000, $3,633,000 and $14,150,000, respectively, of total sales in Argentina.
The majority of the Company's avocados, oranges and specialty citrus and other crops are sold to packinghouses and processors located in the United States. Most of its long-lived assets are located within the United States. Long-lived assets, net of accumulated depreciation, located in Chile were $12,663,000 and $14,322,000 as of October 31, 2022 and 2021, respectively, and located in Argentina were $19,440,000 and $19,700,000 as of October 31, 2022 and 2021, respectively.
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
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $637,000 and $1,192,000 in fiscal years 2022 and 2021, respectively.
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
Equity Securities
The Company had no equity securities as of October 31, 2022 and 2021. In fiscal year 2020, the Company sold all 200,000 shares of Calavo common stock for a total of $11,048,000, recognizing a loss of $6,299,000
Long-Lived and Intangible Assets
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
COVID-19 Pandemic
There is uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, which it believes was due to the COVID-19 pandemic, negatively impacted its sales and profitability for the last three quarters of fiscal year 2020 and all of fiscal years 2021 and 2022. The COVID-19 pandemic may impact its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2023 and beyond, is driven by estimates that contain uncertainties.
Goodwill
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The annual, or interim, goodwill impairment test is performed by comparing

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Goodwill (continued)
the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Goodwill impairment testing involves significant judgment and estimates.
Fair Values of Financial Instruments
Accounts receivable, accounts payable, growers and suppliers payable and accrued liabilities reported on the Company’s consolidated balance sheets approximate their fair values due to the short-term nature of the instruments.
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2022 and 2021.
Comprehensive (Loss) Income
Comprehensive income or loss represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss primarily includes foreign currency translation items, defined benefit pension items and unrealized gains or losses on available-for-sale securities. Accumulated other comprehensive loss is reported as a component of the Company's stockholders' equity.
The following table summarizes the changes in other comprehensive (loss) income by component (in thousands):

	2022			2021			2020
	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount	Pre-tax Amount	Tax (Expense) Benefit	Net Amount
Foreign currency translation adjustments	$(2,430)	$—	$(2,430)	$(685)	$—	$(685)	$(707)	$—	$(707)
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	(254)	71	(183)	3,440	(940)	2,500	205	69	274
Amounts reclassified to earnings included in "Other (expense) income, net"	607	(169)	438	—	—	—	—	—	—
Available-for-sale securities:
Amounts reclassified to earnings included in "Selling, general and administrative"	—	—	—	—	—	—	—	140	140
Other comprehensive (loss) income	$(2,077)	$(98)	$(2,175)	$2,755	$(940)	$1,815	$(502)	$209	$(293)
The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2019	(2,362)	(4,753)	(140)	(7,255)
Other comprehensive (loss) income	(707)	274	140	(293)
Balance as of October 31, 2020	(3,069)	(4,479)	—	(7,548)
Other comprehensive (loss) income	(685)	2,500	—	1,815
Balance as of October 31, 2021	(3,754)	(1,979)	—	(5,733)
Other comprehensive (loss) income	(2,430)	255	—	(2,175)
Balance as of October 31, 2022	$(6,184)	$(1,724)	$—	$(7,908)
Foreign Currency
San Pablo and PDA’s functional currency is the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Foreign Currency (continued)
period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income.
Aggregate foreign exchange transaction losses realized for the Company's foreign subsidiaries were approximately $204,000 and $646,000 for fiscal years 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
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
The Company’s avocados, oranges, specialty citrus and other specialty crops are packed and sold by third-party packinghouses. The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers. The Company controls the product until it is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized.
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. We recorded agribusiness revenues from crop insurance proceeds of $449,000 in fiscal year 2022. There were no proceeds received in fiscal years 2021and 2020.
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $165,000, $178,000 and $239,000 in fiscal years 2022, 2021 and 2020, respectively.
Leases
Accounting for Leases as a Lessee - In its ordinary course of business, the Company enters into leases as a lessee generally for agricultural land and packinghouse facilities and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating and finance leases are included in other assets, accrued liabilities and other long-term liabilities on

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)
Leases (continued)
its consolidated balance sheets. Lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses either its incremental borrowing rate based on the information available at commencement date, or the rate implicit in the lease, if known, in determining the present value of future payments.
Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to recognize lease expense for these leases on a straight-line basis over the lease term. The Company has material leases with related parties which are further described in Note 14 - Related-Party Transactions.
Certain of the Company’s agricultural land agreements contain variable costs based on a percentage of the operating results of the leased property. Such variable lease costs are expensed as incurred. These land agreements also contain costs for non-lease components, such as water usage, which the Company accounts for separately from the lease components. For all other agreements, the Company generally combines lease and non-lease components in calculating the ROU assets and lease liabilities. See Note 12 - Leases for additional information.
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
Defined Benefit Retirement Plan
The Company sponsors a defined benefit retirement plan (the "Plan") that was frozen in June 2004, and no future benefits have been accrued to participants subsequent to that time. Ongoing accounting for this plan under FASB ASC 715, Compensation – Retirement Benefits, provides guidance as to, among other things, future estimated pension expense, pension liability and minimum funding requirements. This information is provided to the Company by third-party actuarial consultants. In developing this data, certain estimates and assumptions are used, including among other things, discount rate, long-term rate of return and mortality tables.
In fiscal year 2021, the Company decided to terminate the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2022 and 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company.
The Company used the latest mortality tables released by the Society of Actuaries through October 2022 to measure its pension obligation as of October 31, 2022 and combined with the assumed discount rate and other demographic assumptions, its pension liability increased by approximately $1,425,000 as of October 31, 2022.
On November 4, 2022, the Company entered into an agreement with Principal Life Insurance Company for the purchase of an annuity contract in connection with the Plan termination. On November 10, 2022, the annuity contract was purchased for $12,617,000, payable with Plan assets and a $2,500,000 cash payment from the Company.

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
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at October 31 (in thousands):

	2022	2021
Prepaid supplies and insurance	$2,958	$2,521
Note receivable and related interest	—	2,438
Real estate development held for sale	2,670	2,543
Sales tax receivable	475	909
Lemon supplier advances	1,188	—
Other	1,205	2,298
	$8,496	$10,709
4. Property, Plant and Equipment
Property, plant and equipment consists of the following at October 31 (in thousands):

	2022	2021
Land	$87,617	$95,868
Land improvements	37,221	35,440
Buildings and building improvements	37,929	48,565
Equipment	61,615	62,598
Orchards and vineyards	60,657	63,454
Construction in progress	28,489	22,477
	313,528	328,402
Less accumulated depreciation	(90,900)	(85,982)
	$222,628	$242,420
Depreciation expense was $9,075,000, $8,883,000 and $9,098,000 for fiscal years 2022, 2021 and 2020, respectively.
In August 2020, the Company sold property located in Lindsay, California. The Company received net proceeds of $6,011,000 after transaction and other costs, and recorded a loss of approximately $424,000, which is included in (gain) loss on disposal of assets in the consolidated statements of operations.
In October 2022, the Company sold the Oxnard Lemon property and packing facility located in Ventura County, California. The Company received net proceeds of $19,144,000 and recognized a gain of approximately $846,000, which is included in (gain) loss on disposal of assets in the consolidated statements of operations. Concurrent with the closing of the sale, the

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Property, Plant and Equipment (continued)
Company entered into a lease agreement to continue use of the property as a lessee for a period of 36 months from the closing date, with extension options for an additional 24 months.
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following at October 31 (in thousands):

	2022	2021
East Area I - Retained Property	$—	$13,335
East Area II	9,706	9,493
	$9,706	$22,828
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the "Transaction Date"), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB and sold a 50% interest to Lewis for $20,000,000.
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in Retained Property and East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 and $5,771,000 at October 31, 2022 and 2021, respectively, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. The Loan, as modified and extended, matures February 22, 2023. The interest rate on the Loan is LIBOR plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had an outstanding balance of $4,500,000 as of October 31, 2022. The Loan has a one year extension option through February 22, 2024 subject to terms and conditions as defined in the agreement, with the maximum borrowing amount reduced to $35,000,000 during the extension period. In December 2022, LLCB exercised the extension option.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC ("LLCB II") as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. After transaction costs, the Company received net proceeds of $7,917,000 and recorded a gain on the transaction of $4,652,000, of which $465,000 was deferred and $4,187,000 is included in (gain) loss on disposal of assets in the consolidated statements of operations. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. In connection with the closing, the Company and Lewis amended LLCB’s Limited Liability Company Agreement to provide that LLCB is to include the processing of final approval for additional residential units to be developed and constructed on the Retained Property.
Through October 31, 2022, LLCB has closed sales of the initial residential lots representing 586 residential units.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Real Estate Development (continued)
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in the first quarter of fiscal year 2023. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000. During fiscal year 2022, the Company incurred additional costs to prepare the asset for sale, of which $127,000 were capitalized and $153,000 were recorded in (gain) loss on disposal of assets. The carrying value of the property at October 31, 2022 and 2021, was $2,670,000 and $2,543,000, respectively, and was classified as held for sale and included in prepaid expenses and other current assets.
In December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. The promissory note was originally scheduled to mature in December 2019, but was periodically extended with principal payments totaling $400,000 received through October 31, 2021. In fiscal year 2022, the promissory note was paid in full and the deferred gain of $161,000 was recorded in (gain) loss on disposal of assets.
6. Equity in Investments
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
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $202,000, $200,000 and $210,000 in fiscal years 2022, 2021 and 2020, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,568,000, $1,681,000 and $1,037,000 in fiscal years 2022, 2021 and 2020, respectively. Fruit proceeds due to Del Mar were $703,000 and $694,000 at October 31, 2022 and 2021, respectively, and are included in growers and suppliers payable in the accompanying consolidated balance sheets.
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
Rosales S.A.
The Company currently has a 47% equity interest in Rosales S.A, (“Rosales”) of which 35% was acquired in fiscal year 2014 and an additional 12% interest was acquired with the purchase of PDA in fiscal year 2017. Rosales is a citrus packing, marketing and sales business located in La Serena, Chile. In addition, the Company has the right to acquire the interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings of investments. Amortization amounted to $118,000, $180,000 and $180,000 for fiscal years 2022, 2021 and 2020, respectively, and is estimated to be approximately $87,000 and $76,000 per year for years ending October 31, 2023 and 2024, respectively, and immaterial thereafter.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Equity in Investments (continued)
Rosales (continued)
The Company recognized $3,615,000, $3,405,000 and $3,975,000 of lemon sales to Rosales in fiscal years 2022, 2021 and 2020, respectively. In fiscal years 2022, 2021 and 2020, the aggregate amount of lemons and oranges procured from Rosales was $3,821,000, $5,304,000 and $3,190,000, respectively. Amounts due from Rosales were $270,000 and $1,570,000 at October 31, 2022 and 2021, respectively, and are included in receivables/other from related parties.
Limoneira Lewis Community Builders, LLC (“LLCB”)
As described in Note 5 – Real Estate Development, the Company has a joint venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was not deemed significant for the years ended October 31, 2022 and 2020 but was significant for the year ended October 31, 2021. Therefore, the audited financial statements of LLCB for the years ended October 31, 2022, 2021 and 2020 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $52,431,000 as of October 31, 2022. The basis difference of $8,723,000 at October 31, 2022 is primarily comprised of capitalized interest, amounts related to the loan guarantee and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized in fiscal years 2022, 2021 and 2020 totaled $77,000, $1,434,000 and $1,060,000, respectively. The Company's share of LLCB's net income for fiscal years 2022, 2021 and 2020 prior to basis amortization was $1,015,000, $4,508,000 and 1,386,000, respectively.
LLCB II, LLC (“LLCB II”)
As described in Note 5 - Real Estate Development, in October 2022, the Company formed a joint venture with Lewis for the residential development of its Retained Property. Control is shared with Lewis, therefore the Company's investment in LLCB II is accounted for using the equity method of accounting.
The following is financial information of the equity method investees for fiscal years 2022, 2021 and 2020 (in thousands):

2022	Del Mar	Romney	Rosales	LLCB	LLCB II
Current assets	$654	$—	$3,478	$116,596	$16,051
Non-current assets	$807	$612	$2,606	$—	$—
Current liabilities	$—	$—	$3,076	$10,531	$5
Non-current liabilities	$—	$—	$1,686	$—	$—
Revenues	$2,882	$6	$7,177	$2,500	$—
Operating income (loss)	$1,823	$(1)	$272	$1,809	$—
Net income (loss)	$1,823	$(1)	$26	$1,809	$—
2021
Current assets	$492	$—	$3,544	$108,964	$—
Non-current assets	$865	$617	$2,406	$—	$—
Current liabilities	$—	$—	$2,362	$4,708	$—
Non-current liabilities	$—	$—	$2,083	$—	$—
Revenues	$2,059	$17	$9,862	$42,853	$—
Operating income (loss)	$1,052	$(4)	$438	$9,087	$—
Net income (loss)	$1,052	$(4)	$35	$9,087	$—
2020
Revenues	$930	$20	$10,097	$25,906	$—
Operating income (loss)	$(109)	$(2)	$1,216	$2,615	$—
Net income (loss)	$(109)	$(2)	$476	$2,615	$—

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Equity in Investments (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	LLCB II	Total
Investment balance October 31, 2019	$1,950	$512	$1,745	$54,016	$—	$58,223
Equity earnings (losses)	(30)	(1)	44	326	—	339
Investment contributions	—	—	—	2,800	—	2,800
Foreign currency adjustments	—	—	(148)	—	—	(148)
Investment balance October 31, 2020	1,920	511	1,641	57,142	—	61,214
Equity earnings (losses)	296	(3)	(164)	3,074	—	3,203
Cash distributions	(219)	—	(106)	—	—	(325)
Foreign currency adjustments	—	—	(20)	—	—	(20)
Investment balance October 31, 2021	1,997	508	1,351	60,216	—	64,072
Equity earnings (losses)	510	(1)	(106)	938	—	1,341
Cash distributions	(483)	—	—	—	—	(483)
Investment contributions	—	—	—	—	8,023	8,023
Foreign currency adjustments	—	—	(98)	—	—	(98)
Investment balance October 31, 2022	$2,024	$507	$1,147	$61,154	$8,023	$72,855
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2020	$1,535
Foreign currency translation adjustment	(8)
Balance at October 31, 2021	1,527
Foreign currency translation adjustment	(21)
Balance at October 31, 2022	$1,506
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2022 with no impairment noted. The Company did not incur any goodwill impairment losses in fiscal years 2022, 2021 or 2020, as the estimated fair values of its reporting units were in excess of their carrying values.
As of October 31, 2022, the Company has allocated goodwill to its reportable segments as follows: Fresh Lemons $936,000 and Lemon Packing $570,000.
During the fiscal year ended October 31, 2021, the Company acquired additional water rights in Chile for $186,000.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Goodwill and Intangible Assets, Net (continued)
Intangible assets consisted of the following as of October 31 (in thousands):

	2022				2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Intangible assets:
Trade names and trademarks	$2,108	$(881)	$1,227	8	$2,108	$(663)	$1,445	8
Customer relationships	4,037	(1,660)	2,377	9	4,037	(1,209)	2,828	9
Non-competition agreement	437	(76)	361	8	437	(22)	415	8
Acquired water and mineral rights	3,352	—	3,352	Indefinite	$3,641	$—	$3,641	Indefinite
Intangible assets	$9,934	$(2,617)	$7,317		$10,223	$(1,894)	$8,329
Amortization expense totaled $723,000, $929,000, and $999,000 for the years ended October 31, 2022, 2021 and 2020, respectively.
Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2023	$724
2024	716
2025	711
2026	711
2027	427
Thereafter	676
$3,965
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide the Company with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. Amounts included in other assets in the consolidated balance sheets as of October 31, 2022 and 2021 were $6,500,000 and $5,994,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following at October 31 (in thousands):

	2022	2021
Compensation	$3,572	$2,112
Property taxes	664	676
Operating expenses	2,341	1,203
Leases	2,026	604
Other	2,676	1,947
	$11,279	$6,542

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Long-Term Debt
Long-term debt is comprised of the following at October 31 (in thousands):

	2022	2021
Farm Credit West revolving and non-revolving lines of credit: The interest rate of the revolving line of credit is variable based on the one-month London Interbank Offered Rate (“LIBOR”), which was 3.12% at October 31, 2022, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit was fixed at 4.77% through July 1, 2022, is 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$88,521	$111,293
Farm Credit West term loan: The loan was repaid in September 2022.	—	809
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through October 2035.	919	974
Farm Credit West term loan: The interest rate is fixed at 3.24%. The loan is payable in monthly installments through March 2036.	7,562	8,004
Farm Credit West term loan: The interest rate is fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan is payable in monthly installments through March 2036.	5,555	5,892
Farm Credit West term loan: The interest rate is fixed at 3.19%. The loan is payable in monthly installments through September 2026.	2,003	2,475
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	675	1,011
Note Payable: The Note Payable was repaid in October 2022.	—	1,435
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	233	411
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	434	652
Subtotal	105,902	132,956
Less deferred financing costs, net of accumulated amortization	94	131
Total long-term debt, net	105,808	132,825
Less current portion	1,732	2,472
Long-term debt, less current portion	$104,076	$130,353
The Company entered into a Master Loan Agreement (the “MLA”) with Farm Credit West, PCA (the "Lender") dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to a fixed interest rate for a period of time as described in the table above ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender and extends the principal repayment to July 1, 2026.
In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with the Lender for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments.
The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. As of October 31, 2022, the Company's outstanding borrowings under the revolving and non-revolving lines of credit were $88,521,000 and it had $41,479,000 available to borrow.
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
The interest rate in effect under the RELOC is a variable interest rate established by the Lender corresponding to the applicable interest rate group, which was 5.50% as of October 31, 2022. The interest rate may be adjusted automatically under the provisions of the Lender's variable interest rate plan. The Company may prepay any amounts outstanding under the RELOC without penalty.
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
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio greater than or equal to 1.25:1.0 when measured at October 31, 2022 and annually thereafter. We were in compliance as of October 31, 2022.
The Company received annual cash patronage dividends from the Lender of $1,582,000, $1,170,000 and $1,566,000 in fiscal years 2022, 2021 and 2020, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $582,000, $1,110,000 and $921,000 during the fiscal years ended 2022, 2021 and 2020, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
The Company incurs certain loan fees and costs associated with its new or amended credit arrangements. Such costs are capitalized as deferred financing costs and amortized as interest expense using the straight-line method over the terms of the credit agreements. The balance of deferred financing costs was $94,000 and $131,000, net of amortization at October 31, 2022 and 2021, respectively, and was included in long-term debt on the Company’s consolidated balance sheet.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2023	$1,732
2024	1,758
2025	90,523
2026	1,452
2027	961
Thereafter	9,476
$105,902

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Other Long-Term Liabilities
Other long-term liabilities consist of the following at October 31 (in thousands):

	2022	2021
Minimum pension liability	$2,272	$847
Loan guarantee	1,080	1,080
Leases	5,062	2,532
Other	1,393	42
	$9,807	$4,501
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 20 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of October 31 (in thousands):

	2022	2021
Land and land improvements	$13,619	$3,516
Buildings, equipment and building improvements	19,983	18,712
Orchards	8,410	—
Less: accumulated depreciation	(7,912)	(6,331)
Property, plant and equipment, net under operating leases	$34,100	$15,897
Depreciation expense for assets under operating leases was approximately $934,000 and $669,000 for the fiscal years 2022 and 2021, respectively.
The Company’s rental operations revenue consists of the following (in thousands):

	Year ended October 31,
	2022	2021
Operating lease revenue	$4,998	$4,329
Variable lease revenue	326	317
Total lease revenue	$5,324	$4,646
The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2022 are as follows (in thousands):

2023	$1,278
2024	964
2025	964
2026	222
2027	74
Thereafter	672
Total	$4,174
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse facilities and equipment with remaining lease terms ranging from one to 15 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Leases (continued)
Lessee Arrangements (continued)
12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Operating lease costs were $537,000 and $606,000 and variable lease costs were $242,000 and $288,000, for the fiscal years 2022 and 2021, respectively, which are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations. Finance lease costs and short term lease costs were $154,000 and $212,000 for fiscal year 2022, respectively, and were immaterial for fiscal year 2021.
Supplemental balance sheet information related to leases consists of the following as of October 31 (in thousands):

	Classification	2022	2021
Assets
Operating lease ROU assets	Other assets	$6,190	$2,041
Finance lease assets	Other assets	1,091	1,142
		$7,281	$3,183

Liabilities
Current operating lease liabilities	Accrued liabilities and payables to related parties	$1,892	$488
Current finance lease liabilities	Accrued liabilities	268	249
Non-current operating lease liabilities	Other long-term liabilities	4,347	1,648
Non-current finance lease liabilities	Other long-term liabilities	715	884
		$7,222	$3,269

Weighted-average remaining lease term (in years):
Operating leases		5.1	10.9
Finance leases		3.9	4.9
Weighted-average discount rate:
Operating leases		6.1%	3.7%
Finance leases		3.5%	3.3%
Supplemental cash flow information related to leases consists of the following (in thousands):

	Year ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$577	$603
Operating cash outflows from finance leases	$35	$3
Financing cash outflows from finance leases	$219	$18
ROU assets obtained in exchange for new operating lease liabilities	$4,612	$271
Leased assets obtained in exchange for new finance lease liabilities	$68	$1,151

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Leases (continued)
Lessee Arrangements (continued)
Future minimum lease payments under non-cancellable leases for each of the subsequent five fiscal years and thereafter are as follows (in thousands), which excludes $470,000 of operating lease payments for leases that have been signed but not commenced:

	Operating	Finance	Total
2023	$1,891	$268	$2,159
2024	1,918	268	2,186
2025	1,914	268	2,182
2026	218	246	464
2027	134	—	134
Thereafter	1,046	—	1,046
Total lease payments	7,121	1,050	8,171
Less: Imputed interest	(882)	(67)	(949)
Present value of lease liabilities	$6,239	$983	$7,222
In addition to operating and finance lease commitments, the Company also has financing transactions and a contract for pollination services, which do not meet the definition of a lease, with minimum future payments of $275,000 in fiscal year 2023, $224,000 in fiscal years 2024, 2025 and 2026 and $37,000 in fiscal year 2027.
13. Earnings Per Share
Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years ended October 31, 2022, 2021 and 2020. The computations for basic and diluted net loss per common share are as follows (in thousands, except per share amounts):

	Year ended October 31,
	2022	2021	2020
Basic net loss per common share:
Net loss applicable to common stock	$(737)	$(3,942)	$(16,936)
Effect of unvested, restricted stock	(50)	(35)	(44)
Numerator: Net loss for basic EPS	(787)	(3,977)	(16,980)
Denominator: Weighted average common shares-basic	17,513	17,555	17,666
Basic net loss per common share	$(0.04)	$(0.23)	$(0.96)

Diluted net loss per common share:
Numerator: Net loss for diluted EPS	$(787)	$(3,977)	$(16,980)
Weighted average common shares-basic	17,513	17,555	17,666
Effect of dilutive unvested, restricted stock and preferred stock	—	—	—
Denominator: Weighted average common shares-diluted	17,513	17,555	17,666
Diluted net loss per common share	$(0.04)	$(0.23)	$(0.96)

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Earnings Per Share (continued)
Diluted net loss per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the fiscal year ended October 31, 2022. The Company excluded 117,000 and 164,000, unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted net losses per share for the fiscal years ended October 31, 2021 and 2020, respectively.
14. Related-Party Transactions
The Company has transactions with equity method investments and various related-parties summarized in Note 5 - Real Estate Development, Note 6 - Equity in Investments and in the tables below (in thousands):

		October 31, 2022				October 31, 2021
		Balance Sheet				Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$506	$133	$—	$—	$432	$40	$—
5	Cadiz / Fenner / WAM	$—	$1,288	$446	$1,198	$—	$1,386	$273	$1,297
8	FGF	$2,965	$2,652	$837	$—	$4,598	$980	$832	$—
9	LLCB	$66	$—	$3,444	$—	$—	$—	$5,771	$—

		Year Ended October 31, 2022				Year Ended October 31, 2021
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$869	$—	$—	$—	$814	$—	$—
2	Mutual water companies	$—	$—	$1,454	$—	$—	$—	$1,160	$—
3	Cooperative association	$—	$—	$1,834	$—	$—	$—	$1,750	$—
4	Calavo	$—	$80	$2	$126	$6,594	$320	$721	$503
5	Cadiz / Fenner / WAM	$—	$—	$1,467	$—	$—	$—	$338	$—
6	Colorado River Growers	$—	$—	$—	$—	$157	$—	$2,772	$—
7	YMIDD	$225	$—	$142	$—	$—	$—	$123	$—
8	FGF	$673	$343	$25	$—	$4,129	$—	$2,884	$—
10	Freska	$—	$—	$—	$—	$128	$—	$150	$—
11	Third-party growers	$—	$—	$—	$—	$—	$—	$147	$—
12	Principal owner	$—	$—	$—	$593	$—	$—	$—	$—

		Year Ended October 31, 2020
		Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Rental Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid
1	Employees	$—	$785	$—	$—	$—
2	Mutual water companies	$—	$—	$894	$—	$—
3	Cooperative association	$—	$—	$1,849	$—	$—
4	Calavo	$8,806	$330	$1,223	$220	$503
5	Cadiz / Fenner / WAM	$—	$—	$240	$—	$—
6	Colorado River Growers	$603	$—	$6,613	$—	$—
7	YMIDD	$—	$—	$139	$—	$—
8	FGF	$10,338	$—	$13,478	$—	$—

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related-Party Transactions (continued)
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no material rental payments due from employees at October 31, 2022 and 2021.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, as well as other water districts. Refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies.
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had no payments due to the cooperative association.
(4) Calavo - Through January 2022, the Company had representation on the board of directors of Calavo. Calavo owned common stock of the Company and the Company paid dividends on such common stock to Calavo. Additionally, the Company leases office space to Calavo. As of February 2022, Calavo is no longer a related party.
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rental is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An affiliate of WAM is the holder of 9,300 shares of Limoneira Company Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU, asset and corresponding lease liability.
(6) Colorado River Growers, Inc. (“CRG”) - The Company had representation on the board of directors of CRG, a non-profit cooperative association of fruit growers engaged in the agricultural harvesting business in Yuma County, Arizona. CRG was dissolved in August 2021. The Company paid harvest expense to CRG and provided harvest management and administrative services to CRG.
(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Compnay received fallowing revenue from YMIDD.
(8) FGF - In June 2021, the Company entered into an agreement, effective March 1, 2021, to sell and license certain assets of Trapani Fresh to FGF. These assets consist of packing supplies and certain intangible assets related to the packing, marketing, and selling business of Trapani Fresh. The total consideration to be received is approximately $3,900,000 over an 8-year term in 16 equal installments. Payments to be received are secured by FGF’s interest in land parcels at the Santa Clara ranch and consist of a $1,200,000 note receivable and $2,700,000 of royalty payments. There was no material gain or loss recognized on the transaction. In August 2021, the Company entered into several additional agreements whereby the additional 25% interest in Santa Clara was transferred into the trust resulting in the trust now holding a 100% interest in Santa Clara. Trapani Fresh owns and operated the 1,200-acre Santa Clara ranch and sold the lemons it grew to FGF, who packed, marketed, and sold the fruit to its export customers. As a result of this transaction, Trapani Fresh recognized lemon revenues at the market price less packinghouse charges to harvest, pack and market the fruit. Effective November 1, 2021, the Company leases Finca Santa Clara to FGF and records rental revenue related to the leased land.
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
(9) LLCB - Refer to Note 5 - Real Estate Development.
(10) Freska - A former member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC ("Freska"). The Company had avocado sales to Freska and corresponding receivables for such sales. The former board member resigned effective June 14, 2022 and Freska is no longer a related-party.
(11) Third-party growers - A former member of the Company's board of directors marketed lemons through the Company. The former board member resigned effective June 14, 2022 and is no longer a related-party.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related-Party Transactions (continued)
(12) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
15. Income Taxes
A reconciliation of income (loss) before income taxes for domestic and foreign locations for the years ended October 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
United States	$1,911	$(1,459)	$(23,195)
Foreign	(1,562)	(2,704)	(3,240)
Income (loss) before income taxes	$349	$(4,163)	$(26,435)
The components of the provisions for income taxes for fiscal years 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$(178)	$37	$5,835
State	(93)	40	332
Foreign	(4)	—	194
Total current (provision) benefit	(275)	77	6,361

Deferred:
Federal	(477)	(17)	640
State	(127)	127	1,177
Foreign	56	79	316
Total deferred (provision) benefit	(548)	189	2,133
Total income tax (provision) benefit	$(823)	$266	$8,494

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Income Taxes (continued)
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets at October 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred income tax assets:
Reserve and other accruals	$752	$646
Net operating losses	5,917	6,312
Right-of-use asset	1,672	531
Minimum pension liability adjustment	621	231
Other assets	151	240
Interest expense limitation	—	2
Stock-based compensation	604	493
Total deferred income tax assets	9,717	8,455
Valuation allowance	(1,536)	(1,324)
Total net deferred income tax assets	8,181	7,131

Deferred income tax liabilities:
Property taxes	(135)	(161)
Depreciation	(18,343)	(18,665)
Amortization	(175)	(242)
Land and other indefinite life assets	(6,592)	(6,581)
Investment in joint ventures and other basis adjustments	(4,449)	(3,510)
Right-of-use asset	(1,660)	(510)
Prepaids and receivables	(298)	(260)
Other	(26)	(55)
Total deferred income tax liabilities	(31,678)	(29,984)
Net deferred income tax liabilities	$(23,497)	$(22,853)

Deferred income taxes — noncurrent assets	$—	$—
Deferred income taxes — noncurrent liabilities	$(23,497)	$(22,853)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognized deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has recorded a valuation allowance of $1,536,000 on the net deferred tax assets of its subsidiaries in Argentina and Chile as of October 31, 2022 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future source of taxable income.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Income Taxes (continued)
At October 31, 2022, the Company has recorded a deferred tax asset of $5,917,000 related to its federal, state, and foreign net operating loss carryforwards. The entire federal net operating loss is subject to the 80% taxable income limitation. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
Federal	14,959	Indefinite
State	23,027	10/31/2039
Chile	2,874	Indefinite
Holland	108	10/31/2025
Argentina	1,670	10/31/2025
The provision for income taxes differs from the amount of income tax determined by applying U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$(73)	(21.0)%	$874	(21.0)%	$5,551	(21.0)%
State income tax, net of federal benefit	(74)	(21.1)%	224	(5.4)%	1,431	(5.4)%
Dividend exclusion	—	—%	—	—%	27	(0.1)%
Meals and entertainment	—	—%	—	—%	(18)	0.1%
Shared-based compensation	(110)	(31.2)%	(217)	5.2%	—	—%
Executive compensation	(98)	(27.9)%	(45)	1.1%	—	—%
Tax law change	—	—%	57	(1.4)%	1,948	(7.4)%
State rate adjustment	(59)	(16.9)%	(78)	1.9%	(82)	0.3%
Valuation allowance	(357)	(101.8)%	(831)	20.0%	(168)	0.6%
Foreign rate differential	74	21.1%	130	(3.1)%	—	—%
Noncontrolling interest	(41)	(11.8)%	(83)	2.0%	(305)	1.1%
Other permanent items	(12)	(3.5)%	235	(5.7)%	110	(0.4)%
Tax credit and others	(73)	(20.7)%	—	—%	—	—%
Total income tax (provision) benefit	$(823)	(234.8)%	$266	(6.4)%	$8,494	(32.2)%
At October 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2022.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans
The Limoneira Company Retirement Plan (the “Plan”) is a noncontributory, defined benefit, single employer pension plan, which provides retirement benefits for all eligible employees. Benefits paid by the Plan are calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan is administered by Principal Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021. The liabilities disclosed as of October 31, 2022 and 2021, reflect an estimate of the additional cost to pay lump sums to a portion of the active and vested terminated participants and purchase annuities for all remaining participants from an insurance company.
The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during fiscal years 2022 or 2021. Plan assets are invested in a group trust consisting primarily of cash.
The investment policy and strategy has been established to provide a total investment return that will, over time, maintain purchasing power parity for the Plan’s variable benefits and keep the Plan funding at a reasonable level. The target asset allocation is 100% cash.
The following tables set forth the Plan’s net periodic cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.
The components of net periodic benefit cost for the Plan for fiscal years 2022 and 2021 were as follows (in thousands):

	2022	2021
Administrative expenses	$718	$277
Interest cost	520	550
Expected return on plan assets	(511)	(867)
Prior service cost	45	45
Amortization of net loss	398	737
Settlement loss recognized	607	$—
Net periodic benefit cost	$1,777	$742

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (continued)
Following is a summary of the Plan’s funded status as of October 31 (in thousands):

	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$21,417	$22,898
Administrative expenses	718	277
Plan settlements	(3,604)	—
Interest cost	520	550
Benefits paid	(1,327)	(1,210)
Expenses paid	(643)	(240)
Actuarial gain	(2,474)	(858)
Benefit obligation at end of year	$14,607	$21,417
Change in plan assets:
Fair value of plan assets at beginning of year	$20,570	$19,352
Actual return on plan assets	(2,661)	2,668
Plan settlements	(3,604)	—
Benefits paid	(1,327)	(1,210)
Expenses paid	(643)	(240)
Fair value of plan assets at end of year	$12,335	$20,570
Reconciliation of funded status:
Fair value of plan assets	$12,335	$20,570
Benefit obligations	14,607	21,417
Net plan obligations	$(2,272)	$(847)
Amounts recognized in statements of financial position:
Noncurrent liabilities	$(2,272)	$(847)
Net obligation recognized in statements of financial position	$(2,272)	$(847)
Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$(54)	$(99)
Net loss	(2,459)	(2,766)
Accumulated other comprehensive loss	(2,513)	(2,865)
Accumulated contributions in excess of net periodic benefit cost	241	2,018
Net deficit recognized in statements of financial position	$(2,272)	$(847)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan as of October 31, (in thousands):

	2022	2021
Changes recognized in other comprehensive income:
Net loss (gain) arising during the year	$697	$(2,658)
Amortization of prior service cost	(45)	(45)
Amortization of net loss	(1,005)	(737)
Total recognized in other comprehensive income	$(353)	$(3,440)

Total recognized in net periodic benefit and other comprehensive loss (income)	$1,424	$(2,699)

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Retirement Plans (continued)
The following assumptions, as of October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2022	2021
Weighted-average assumptions used to determine benefit obligations:
Discount rate	NA	2.58%

Assumptions used to determine net periodic benefit cost:
Discount rate	2.58%	2.50%
Expected return on plan assets	2.98%	5.05%

Additional year-end information:
Projected benefit obligation	$14,607	$21,417
Accumulated benefit obligation	$14,607	$21,417
Fair value of plan assets	$12,335	$20,570
Employer contributions of $2,500,000 and benefit payments of $14,607,000 are expected to be paid in fiscal year 2023.
The following table sets forth the Plan’s assets as of October 31, 2022, segregated by level using the hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,302	$—	$—	$12,302
Accrued income	—	33	—	33
	$12,302	$33	$—	$12,335
The Company has a 401(k) plan in which an employee can participate after one year of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes a matching contribution on these deferrals up to 4% of the employee’s annual earnings. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. During fiscal years 2022, 2021 and 2020, the Company contributed to the plan and recognized expenses of $445,000, $546,000 and $1,107,000, respectively.
17. Commitments and Contingencies
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
18. Series B and Series B-2 Preferred Stock
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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Series B and Series B-2 Preferred Stock (continued)
Series B Convertible Preferred Stock (continued)
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

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Series B and Series B-2 Preferred Stock (continued)
Series B-2 Convertible Preferred Stock (continued)
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
19. Stockholders’ Equity
Series A Junior Participating Preferred Stock
The Company has 20,000 shares of preferred stock authorized as Series A Junior Participating Preferred Stock at $0.01 par value (the “Series A Stock”). No shares are issued or outstanding.
Stock-based compensation
The Company has a stock-based compensation plan that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company's stock on the date of grant and all are classified as equity awards. In fiscal year 2022, the 2010 Stock Plan terminated and was replaced by the 2022 Stock Plan (both plans collectively the “Stock Plans”) with 500,000 authorized shares. The Stock Plan has 450,769 remaining shares available to be issued as of October 31, 2022.
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plans based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. During December 2022, 79,972 shares of common stock with a per share price of $13.19 were granted to management under the Stock Plan for fiscal year 2022 performance, resulting in total compensation expense of approximately $1,055,000, with $365,000 recognized in the fiscal year ended October 31, 2022 and the balance to be recognized over the next two years as the shares vest. During December 2021 and 2020, there were no Performance Awards of restricted stock granted for fiscal year 2021 or 2020 performance because the financial performance and other criteria were not met.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three to five-year period as service is provided. During December 2022, subsequent to fiscal year 2022, the Company granted 55,000 shares of common stock with a per share price of $13.19 to key executives under the Stock Plan. The related compensation expense of approximately $725,000 will be recognized equally over the next three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2022, subsequent to fiscal year 2022, the Company granted 11,317 shares of common stock with a per share price of $13.19 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $149,000 had

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Stockholders’ Equity (continued)
Stock-based compensation (continued)
$122,000 recognized in the fiscal year ended October 31, 2022 and the balance will be recognized over the next year as the shares vest.
Director Awards
The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that generally vest upon grant or over a one-year period (“Director Awards”).
Summary of Awards
A summary of the Performance, Executive, and Director awards granted under the Stock Plan during fiscal years 2022, 2021 and 2020, and the weighted average grant price is as follows:

	Year Ended October 31,
	2022		2021		2020
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance awards	—	$—	—	$—	—	$—
Executive awards	70,000	$14.96	95,000	$15.26	95,000	$18.87
Director awards	49,231	$13.55	30,663	$16.85	17,841	$20.05
Total	119,231	$14.38	125,663	$15.65	112,841	$19.06
The Company recognized $2,732,000, $2,582,000 and $2,044,000 of stock-based compensation in fiscal years 2022, 2021 and 2020, respectively, of which substantially all of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $604,000, $476,000 and $400,000 for fiscal years 2022, 2021 and 2020, respectively. The total fair value of shares vested during the years ended October 31, 2022, 2021 and 2020 was $1,856,000, $2,951,000 and $2,365,000 respectively. The Company has unrecognized stock-based compensation expense of $1,208,000 as of October 31, 2022, which is expected to be recognized over the next one to two years as the shares vest. All unvested shares are expected to vest.
During fiscal years 2022, 2021 and 2020, respectively, members of management exchanged 105,316, 46,993 and 11,314 shares of common stock with fair values of $1,530,000, $701,000 and $213,000, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.
A summary of the status of the Company’s nonvested shares as of October 31, 2022, and changes during the fiscal year ended October 31, 2022, is presented below:

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2021	113,000	$17.38
Granted	119,231	$14.38
Vested	(106,334)	$17.46
Forfeited	(15,000)	$14.96
Nonvested at October 31, 2022	110,897	$14.40
Treasury Stock
Share Repurchase Program
In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing it to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022; no shares were repurchased under this program. In fiscal year 2020, the Company repurchased 250,977 shares for $3,493,000 under a program which expired in March 2021.

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Stockholders’ Equity (continued)
Dividend
On December 20, 2022, the Company declared a $0.075 per share dividend payable on January 13, 2023, in the aggregate amount of $1,326,000 to common stockholders of record as of January 3, 2023.
20. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvest costs and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farming and harvest costs and brokered fruit costs of oranges, specialty citrus and other crops. Revenues related to rental operations are included in “Corporate and Other.”
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
Segment information for fiscal year 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$120,885	$22,176	$—	$17,331	$18,889	$179,281	$5,324	$184,605
Intersegment revenue	—	29,817	(29,817)	—	—	—	—	—
Total net revenues	120,885	51,993	(29,817)	17,331	18,889	179,281	5,324	184,605
Costs and expenses	115,119	43,017	(29,817)	5,524	18,204	152,047	20,559	172,606
Depreciation and amortization	—	—	—	—	—	8,604	1,194	9,798
Operating income (loss)	$5,766	$8,976	$—	$11,807	$685	$18,630	$(16,429)	$2,201
Segment information for fiscal year 2021 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$125,448	$17,514	$—	$6,784	$11,635	$161,381	$4,646	$166,027
Intersegment revenue	—	25,637	(25,637)	—	—	—	—	—
Total net revenues	125,448	43,151	(25,637)	6,784	11,635	161,381	4,646	166,027
Costs and expenses	116,117	36,018	(25,637)	4,211	9,157	139,866	22,682	162,548
Depreciation and amortization	—	—	—	—	—	8,626	1,186	9,812
Operating (loss) income	$9,331	$7,133	$—	$2,573	$2,478	$12,889	$(19,222)	$(6,333)
Segment information for fiscal year 2020 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$124,150	$13,413	$—	$8,806	$13,568	$159,937	$4,622	$164,559
Intersegment revenue	—	36,820	(36,820)	—	—	—	—	—
Total net revenues	124,150	50,233	(36,820)	8,806	13,568	159,937	4,622	164,559
Costs and expenses	125,305	42,563	(36,820)	5,168	12,122	148,338	25,132	173,470
Depreciation and amortization	—	—	—	—	—	8,943	1,154	10,097
Operating (loss) income	$(1,155)	$7,670	$—	$3,638	$1,446	$2,656	$(21,664)	$(19,008)

LIMONEIRA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Segment Information (continued)
The following is a detail of other agribusiness revenues for fiscal years 2022, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2022	2021	2020
Oranges	$9,911	$4,382	$7,722
Specialty citrus and other crops	8,978	7,253	5,846
Other agribusiness revenues	$18,889	$11,635	$13,568
21. Subsequent Events
The Company evaluated events subsequent to October 31, 2022 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2022. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.

Harold S. Edwards
President and Chief Executive Officer

Mark Palamountain
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Limoneira Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2022, of the Company and our report dated December 22, 2022, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
December 22, 2022

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2022 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34)
Consolidated Financial Statements of Limoneira Company
Consolidated Balance Sheets at October 31, 2022 and 2021
Consolidated Statements of Operations for the years ended October 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended October 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended October 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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
See “Exhibit Index” set forth on page 89.

(c)	Financial Statement Schedules
Per Item 15(c), registrants shall file, as financial statement schedules to this Form 10-K, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to stockholders by Rule 14a-3(b) including: (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2022.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on December 22, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Scott S. Slater	Chairman of the Board of Directors
Scott S. Slater

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Chief Financial Officer and Treasurer
Mark Palamountain	(Principal Financial and Accounting Officer)

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ Edgar Terry	Director
Edgar Terry

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ Elizabeth Mora	Director
Elizabeth Mora

/s/ John W.H. Merriman	Director
John W.H. Merriman

/s/ Barbara Carbone	Director
Barbara Carbone

EXHIBIT INDEX

Exhibit No.	Description

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

10.8
Promissory Note and Supplement to Master Loan Agreement, dated May 1, 2012, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed, May 2, 2012 (File No. 001-34755))

10.9
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

Exhibit No.	Description

10.12
Purchase and Sale Agreement and Escrow Instructions, dated April 8, 2013, by and among HM East Ridge LLC, Limoneira Company and IPDC construction, Inc., (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed April 12, 2013 (File No. 001-34755))

10.13	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.14
Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.15
Agreement and Plan of Merger, dated September 6, 2013, by and among Limoneira Company, ACP Merger Sub, Inc., Associated Citrus Packers, Inc., and Mark Spencer, as the Shareholder Representative defined therein (Incorporated by reference to exhibit 10.1 to the Current Report on form 8-K, filed September 12, 2013 (File No. 001-34755))

10.16
Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2013, by and between Sun World International, LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed October 15, 2013 (File No. 001-34755))

10.17
Construction Contract and Agreement, dated October 1, 2013, by and between Limoneira Company and NEXGEN Builders, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed December 4, 2013 (File No. 001-34755))

10.18
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

10.20
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.21
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.22
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.23
Interim Funding Agreement, dated December 1, 2015, between Limoneira and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2015 (File No. 001-34755))

10.24
Master Loan and Security Agreement, dated December 1, 2015, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001- 34755))

Exhibit No.	Description

10.25
Loan Schedule to Master Loan and Security Agreement, dated January 20, 2016, between Limoneira Company and Wells Fargo Equipment Finance, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016 (File No. 001-34755))

10.26
Promissory Note and Loan Agreement, dated February 11, 2016, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 18, 2016 (File No. 001-34755))

10.27
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.28
Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West, FLCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.29†
Revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-34755))

10.30
Non-revolving Credit Facility Promissory Note and Supplement to Master Loan Agreement, dated June 19, 2017, between Limoneira Company and Farm Credit West FLCA (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 21, 2017 (File No. 001-24755))

10.31
Revolving Credit Facility Supplement, dated January 29, 2018, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2018 (File No. 001-34755))

10.32
Line of Credit Loan Agreement, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.33
Unsecured Line of Credit Promissory Note, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.34
Guaranty Agreement, dated February 22, 2018, by and among Richard A. Lewis, individually and as Trustee of the Richard A. Lewis Revocable Trust u/d/t dated August 16, 2004 , Robert E. Lewis, individually and as Trustee of the Robert E. Lewis Revocable Trust u/d/t dated August 17, 2004, Roger G. Lewis, individually and as Trustee of the Roger G. Lewis Revocable Trust u/d/t dated August 20, 2004, Randall W. Lewis, individually and as Trustee of the Randall W. Lewis Revocable Trust u/d/t dated September 1, 2006, and Limoneira Company (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.35†
Form of Restricted Share Award Agreement under the Limoneira Company 2010 Amended and Restated Omnibus Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 11, 2018 (File No. 001-34755))

10.36
Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.37
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

Exhibit No.	Description

10.38
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.39
Agreement to Convert to Fixed Interest Rate, dated June 8, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.40
Separation Agreement, dated January 10, 2022, by and between Limoneira Company and Alex M. Teague (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 14, 2022 (File No. 001-34755))

10.41
Consulting Agreement, dated January 12, 2022, by and between Limoneira Company and AMT Ag Consulting, LLC (Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 14, 2022 (File No. 001-34755))

10.42†
Limoneira Company 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.43†
Form of Time-Based Restricted Share Award Agreement for Non-Employee Directors, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.44†
Form of Performance-Based Restricted Share Award Agreement, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.45†
Form of Time-Based Restricted Share Award Agreement for Employees, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.46
Purchase and Sale Agreement, dated as of September 7, 2022, by and between Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2022 (File No. 001-34755))

10.47
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 12, 2022, by and between Limoneira Company and Ventura County Railway Company, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 15, 2022 (File No. 001-34755))

10.48†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Harold Edwards (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.49†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Mark Palamountain (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.50
Standard Industrial/Commercial Single Tenant Lease, dated October 26, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2022 (File No. 001-34755))

10.51
First Amendment to the First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed October 31, 2022 (File No. 001-34755))

Exhibit No.	Description

10.52
Limited Liability Company Agreement of LLCB II, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 26, 2022 (File No. 001-34755))

10.53
Closing Agreement, dated October 25, 2022, between the Company, Limoneira Lewis Community Builders, LLC and Limoneira Lewis Community Builders II, LLC (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K/A, filed on October 31, 2022 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2022 and 2021

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Denotes management contracts and compensatory plans or arrangements.