Form 10-Q
period 2023-01-31
Limoneira CO
filed 2023-03-09
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023
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

As of February 28, 2023, there were 17,830,604 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this quarterly report include:
•success in executing the Company's business plans and strategies and managing the risks involved in the foregoing;
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
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 additional factors that could cause our actual results to differ from our projections or estimates.
The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.
All references to “we,” "us," “our,” “our Company,” "the Company" or "Limoneira" in this Quarterly Report on Form 10-Q mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	January 31, 2023	October 31, 2022
Assets
Current assets:
Cash	$12,464	$857
Accounts receivable, net	17,703	15,651
Cultural costs	2,901	8,643
Prepaid expenses and other current assets	5,434	8,496
Receivables/other from related parties	3,392	3,888
Total current assets	41,894	37,535
Property, plant and equipment, net	171,682	222,628
Real estate development	9,849	9,706
Equity in investments	73,383	72,855
Goodwill	1,529	1,506
Intangible assets, net	7,424	7,317
Other assets	15,367	16,971
Total assets	$321,128	$368,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,850	$10,663
Growers and suppliers payable	4,240	10,740
Accrued liabilities	11,333	11,060
Payables to related parties	5,226	4,860
Income taxes payable	7,619	219
Current portion of long-term debt	448	1,732
Total current liabilities	38,716	39,274
Long-term liabilities:
Long-term debt, less current portion	40,919	104,076
Deferred income taxes	23,523	23,497
Other long-term liabilities	7,101	9,807
Total liabilities	110,259	176,654
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2023 and October 31, 2022) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2023 and October 31, 2022) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2023 and October 31, 2022)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,081,581 and 17,935,292 shares issued and 17,830,604 and 17,684,315 shares outstanding at January 31, 2023 and October 31, 2022, respectively)	178	177
Additional paid-in capital	166,232	165,169
Retained earnings	29,669	15,500
Accumulated other comprehensive loss	(3,961)	(7,908)
Treasury stock, at cost, 250,977 shares at January 31, 2023 and October 31, 2022	(3,493)	(3,493)
Noncontrolling interest	11,434	11,609
Total stockholders' equity	200,059	181,054
Total liabilities and stockholders' equity	$321,128	$368,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended January 31,
	2023	2022
Net revenues:
Agribusiness	$36,528	$38,083
Other operations	1,373	1,191
Total net revenues	37,901	39,274
Costs and expenses:
Agribusiness	41,241	41,244
Other operations	1,238	1,074
Gain on disposal of assets, net	(39,742)	(85)
Selling, general and administrative	9,280	6,599
Total costs and expenses	12,017	48,832
Operating income (loss)	25,884	(9,558)
Other (expense) income:
Interest income	8	21
Interest (expense), net of patronage dividends	(1,172)	215
Equity in earnings of investments, net	253	51
Other (expense) income, net	(2,612)	15
Total other (expense) income	(3,523)	302

Income (loss) before income tax (provision) benefit	22,361	(9,256)
Income tax (provision) benefit	(6,827)	2,650
Net income (loss)	15,534	(6,606)
Net loss attributable to noncontrolling interest	97	88
Net income (loss) attributable to Limoneira Company	15,631	(6,518)
Preferred dividends	(125)	(125)
Net income (loss) applicable to common stock	$15,506	$(6,643)

Basic net income (loss) per common share	$0.87	$(0.38)

Diluted net income (loss) per common share	$0.84	$(0.38)

Weighted-average common shares outstanding-basic	17,573,000	17,448,000
Weighted-average common shares outstanding-diluted	18,378,000	17,448,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2023	2022
Net income (loss)	$15,534	$(6,606)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,223	55
Minimum pension liability adjustment, net of tax of $(135) and $27 for the three months ended January 31, 2023 and 2022, respectively.	(220)	72
Pension settlement, net of tax of $756 and $0 for the three months ended January 31, 2023 and 2022, respectively.	1,944	—
Total other comprehensive income, net of tax	3,947	127
Comprehensive income (loss)	19,481	(6,479)
Comprehensive loss attributable to noncontrolling interest	97	86
Comprehensive income (loss) attributable to Limoneira Company	$19,578	$(6,393)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2023	2022
Operating activities
Net income (loss)	$15,534	$(6,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,447	2,480
Gain on disposal of assets, net	(39,742)	(85)
Stock compensation expense	1,064	997
Non-cash lease expense	389	152
Equity in earnings of investments, net	(253)	(51)
Deferred income taxes	6,827	(2,650)
Other, net	171	213
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(1,676)	(2,188)
Cultural costs	1,343	2,654
Prepaid expenses and other current assets	529	(1,676)
Other assets	(10)	29
Accounts payable and growers and suppliers payable	(7,838)	(2,666)
Accrued liabilities and payables to related parties	455	1,347
Other long-term liabilities	(430)	(112)
Net cash used in operating activities	(21,190)	(8,162)
Investing activities
Capital expenditures	(2,151)	(2,080)
Net proceeds from sales of assets	98,888	1,090
Net proceeds from sale of real estate development assets	2,577	—
Cash distribution from Trapani Fresh	82	—
Collection on notes receivable	—	250
Equity investment contributions	(275)	—
Investments in mutual water companies and water rights	(11)	—
Net cash provided by (used in) investing activities	99,110	(740)
Financing activities
Borrowings of long-term debt	57,940	44,439
Repayments of long-term debt	(122,692)	(32,731)
Principal paid on finance lease and equipment financings	(107)	(69)
Dividends paid – common	(1,337)	(1,328)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	—	(900)
Net cash (used in) provided by financing activities	(66,321)	9,286
Effect of exchange rate changes on cash	8	(7)
Net increase in cash	11,607	377
Cash at beginning of period	857	439
Cash at end of period	$12,464	$816

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three Months Ended January 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,006	$618
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$818	$25
Accrued contribution obligation of investment in water company	$—	$450
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
2. Summary of Significant Accounting Policies
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive loss is reported as a component of the Company's stockholders' equity.
The following table summarizes other comprehensive income by component (in thousands):

	Three Months Ended January 31,
	2023			2022
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$2,223	$—	$2,223	$55	$—	$55
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	(355)	135	(220)	99	(27)	72
Amounts reclassified to earnings included in "Other (expense) income, net"	2,700	(756)	1,944	—	—	—
Other comprehensive income	$4,568	$(621)	$3,947	$154	$(27)	$127

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss (Income)
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	2,223	1,724	3,947
Balance at January 31, 2023	$(3,961)	$—	$(3,961)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss (Income)
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive income	55	72	127
Balance at January 31, 2022	$(3,699)	$(1,907)	$(5,606)
COVID-19 Pandemic
There is continued uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, has negatively impacted its sales and profitability for the last three years. The COVID-19 pandemic may impact its sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2023 and beyond, is driven by estimates that contain uncertainties.
Concentrations and Geographic Information
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One customer represented 13% of revenue for the three months ended January 31, 2023. Two individual customers represented 15% and 12% of revenue, respectively, for the three months ended January 31, 2022. One individual customer represented 11% of accounts receivable, net as of January 31, 2023. No individual customer represented more than 10% of accounts receivable, net as of October 31, 2022.
One individual supplier represented 13% of accounts payable as of January 31, 2023. No individual supplier represented more than 10% of accounts payable as of October 31, 2022.
Lemons procured from third-party growers were 66% and 57% of the Company's lemon supply for the three months ended January 31, 2023 and 2022, respectively. One third-party grower was 17% and 20% of the lemon supply for the three months ended January 31, 2023 and 2022, respectively.
The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage.
During the three months ended January 31, 2023 and 2022, the Company had approximately $252,000 and $208,000, respectively, of total sales in Chile by Fruticola Pan de Azucar S.A. ("PDA") and Agricola San Pablo SpA ("San Pablo") and approximately $74,000 and $147,000, respectively, of total sales in Argentina by Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh").
Aggregate foreign exchange transaction losses realized for our foreign subsidiaries was approximately $58,000 for the three months ended January 31, 2023 and was included in selling, general and administrative expenses in the consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sale
In October 2022, the Company entered into a Purchase and Sale Agreement, as amended, (the “Agreement”) with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for a purchase price of approximately $100,405,000. On January 25, 2023, the Board approved the Agreement creating a binding agreement of the Company to sell the Northern Properties and the transaction closed on January 31, 2023. The following is a summary of the transaction (in thousands):

January 31, 2023
Net cash proceeds received	$85,891
Debt directly repaid through the transaction	12,917
Total net proceeds received	98,808
Less: net book value of assets sold
Cultural costs	4,405
Property, plant and equipment, net	53,144
Intangible assets, net	12
Other assets	1,320
Accrued liabilities	(68)
58,813
Gain on disposal of assets	$39,995
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit $40,000,000 non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax loss of $1,667,000 and $2,720,000 for the three months ended January 31, 2023 and 2022, respectively.
On January 31, 2023, the Company entered into a Farm Management Agreement (“FMA”) with an affiliate of PGIM to provide farming, management and operations services related to the Northern Properties. The FMA has an initial term expiring March 31, 2024, and thereafter continuing from year to year unless earlier terminated under the terms of the FMA. Further, on January 31, 2023, the Company entered into a Grower Packing and Marketing Agreement to provide packing, marketing and selling services for lemons harvested on the Northern Properties for a minimum five-year term, subject to certain benchmarking standards.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2023	October 31, 2022
Prepaid supplies and insurance	$3,315	$2,958
Real estate development held for sale	—	2,670
Sales tax receivable	752	475
Lemon supplier advances	1,019	1,188
Other	348	1,205
	$5,434	$8,496
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $9,849,000 and $9,706,000 at January 31, 2023 and October 31, 2022, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 at January 31, 2023 and October 31, 2022, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024 and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate ("LIBOR") to the Bloomberg Short-Term Bank Yield Index rate ("BSBY") plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had an outstanding balance of $9,800,000 as of January 31, 2023.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC ("LLCB II") as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction which is included in other long-term liabilities as of January 31, 2023 and October 31, 2022. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $275,000 to LLCB II during the three months ended January 31, 2023.
Through January 31, 2023, LLCB has closed sales of initial residential lots representing 586 residential units.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the three months ended January 31, 2023.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2023	October 31, 2022
Limoneira Lewis Community Builders, LLC	$61,250	$61,154
LLCB II, LLC	8,297	8,023
Limco Del Mar, Ltd.	2,176	2,024
Rosales	1,155	1,147
Romney Property Partnership	505	507
	$73,383	$72,855
Net amounts due from Rosales were $430,000 and $270,000 at January 31, 2023 and October 31, 2022, respectively, and are included in receivables/other from related parties and payables to related parties.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. Equity in Investments (continued)
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the three months ended January 31, 2023 and 2022, this threshold was not met for any of the Company's equity investments.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2022	$1,506
Foreign currency translation adjustment	23
Balance at January 31, 2023	$1,529
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2023.
Intangible assets consisted of the following (in thousands):

	January 31, 2023				October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(951)	1,157	8	$2,108	$(881)	$1,227	8
Customer relationships	4,037	(1,772)	2,265	9	4,037	(1,660)	2,377	9
Non-competition agreement	437	(91)	346	8	437	(76)	361	8
Acquired water and mineral rights	3,656	—	3,656	Indefinite	3,352	—	3,352	Indefinite
	$10,238	$(2,814)	$7,424		$9,934	$(2,617)	$7,317
Amortization expense totaled $197,000 and $181,000 for the three months ended January 31, 2023 and 2022, respectively.
Estimated future amortization expense of intangible assets as of January 31, 2023 is as follows (in thousands):

2023 (excluding the three months ended January 31, 2023)	$532
2024	711
2025	711
2026	711
2027	427
Thereafter	676
$3,768

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3. As of January 31, 2023 and October 31, 2022, $5,191,000 and $6,500,000, respectively, were included in other assets.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	January 31, 2023	October 31, 2022
Compensation	$3,609	$3,572
Property taxes	361	664
Operating expenses	3,512	2,341
Leases	2,072	2,026
Other	1,779	2,457
	$11,333	$11,060
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2023	October 31, 2022
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month Secured Overnight Financing Rate ("SOFR"), which was 4.33% at January 31, 2023, plus 1.85%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$88,521
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	919
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	7,562
AgWest Farm Credit term loan: The interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan was repaid in January 2023.	—	5,555
AgWest Farm Credit term loan: The interest rate was fixed at 3.19%. The loan was repaid in January 2023.	—	2,003
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	656	675
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	237	233
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	474	434
Subtotal	41,367	105,902
Less deferred financing costs, net of accumulated amortization	—	94
Total long-term debt, net	41,367	105,808
Less current portion	448	1,732
Long-term debt, less current portion	$40,919	$104,076

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Long-Term Debt (continued)
The Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, formerly known as Farm Credit West, (the "Lender") dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to a fixed interest rate for a period of time as described in the table above ("Fixed Interest Rate Agreement"). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017 and extends the principal repayment to July 1, 2026.
In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with the Lender for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC matures in 2043 and features a 3-year draw period followed by 20 years of fully amortized loan payments.
The Supplements and RELOC provide aggregate borrowing capacity of $130,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, $40,000,000 under the Non-Revolving Credit Supplement and $15,000,000 under the RELOC. As of January 31, 2023, the Company's outstanding borrowings under the Supplements and RELOC were $40,000,000 and it had $90,000,000 available to borrow.
In January 2023, the Company used the proceeds from the Northern Properties sale as described in Note 3 to reduce the Company's long-term debt.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement was based on the one-month LIBOR plus or minus an applicable margin. As of January 1, 2023, the rate transitioned from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The applicable margin ranges from 1.75% to 2.35% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each one-year anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
The interest rate in effect under the Non-Revolving Credit Supplement is a fixed interest rate of 3.57% per year until July 1, 2025 (the “Fixed Rate Term”). Thereafter, the interest rate will convert to a variable interest rate established by the Lender corresponding to the applicable interest rate group. The Company may not prepay any amounts under the outstanding Non-Revolving Credit Supplement during the Fixed Rate Term. Thereafter, the Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement, provided that a fee equal to 0.50% of the amount prepaid and any other cost or loss suffered by the Lender must be paid with any prepayment.
The interest rate in effect under the RELOC is a variable interest rate established by the Lender corresponding to the applicable interest rate group, which was 6.75% as of January 31, 2023. The interest rate may be adjusted automatically under the provisions of the Lender's variable interest rate plan. The Company may prepay any amounts outstanding under the RELOC without penalty.
All indebtedness under the MLA and RELOC, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio greater than or equal to 1.25:1 when measured at October 31, 2023 and annually thereafter. The Company was in compliance as of October 31, 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Long-Term Debt (continued)
In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,413,000 in the second quarter of fiscal year 2023. In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,582,000 in February 2022.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $347,000 and zero during the three months ended January 31, 2023 and 2022, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	January 31, 2023	October 31, 2022
Minimum pension liability	$—	$2,272
Loan guarantee	1,080	1,080
Leases	4,703	5,062
Other	1,318	1,393
	$7,101	$9,807
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 20 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2023	2022
Operating lease revenue	$1,291	$1,118
Variable lease revenue	82	73
Total lease revenue	$1,373	$1,191
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse facilities and equipment with remaining lease terms ranging from one to 15 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. All lease costs are primarily included in agribusiness costs and expenses in the Company's consolidated statements of operations
Operating lease costs were $491,000 and $123,000 for the three months ended January 31, 2023 and 2022, respectively. Finance lease costs were immaterial for the three months ended January 31, 2023 and 2022. Variable and short term lease costs were $145,000 and $162,000, respectively for the three months ended January 31, 2023,and were immaterial for the three months ended January 31, 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

12. Leases (continued)
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2023	October 31, 2022
Assets
Operating lease ROU assets	Other assets	$5,926	$6,190
Finance lease assets	Other assets	1,058	1,091
		$6,984	$7,281

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$1,939	$1,892
Current finance lease liabilities	Accrued liabilities	268	268
Non-current operating lease liabilities	Other long-term liabilities	4,047	4,347
Non-current finance lease liabilities	Other long-term liabilities	656	715
		$6,910	$7,222
Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$478	$189
Operating cash outflows from finance leases	$8	$12
Financing cash outflows from finance leases	$59	$69
ROU assets obtained in exchange for new operating lease liabilities	$99	$288
Leased assets obtained in exchange for new finance lease liabilities	$—	$1,020

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

13. Basic and Diluted Net Income (Loss) Per Share
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

	Three Months Ended January 31,
	2023	2022
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$15,506	$(6,643)
Effect of unvested, restricted stock	(161)	(13)
Numerator: Net income (loss) for basic EPS	15,345	(6,656)
Denominator: Weighted average common shares-basic	17,573	17,448
Basic net income (loss) per common share	$0.87	$(0.38)
Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$15,345	$(6,656)
Effect of dilutive preferred stock	125	—
Numerator: Net income (loss) for diluted EPS	15,470	(6,656)
Weighted average common shares–basic	17,573	17,448
Effect of dilutive preferred stock	805	—
Denominator: Weighted average common shares–diluted	18,378	17,448
Diluted net income (loss) per common share	$0.84	$(0.38)
Diluted net income (loss) per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income per common share was calculated under the two-class method for the three months ended January 31, 2023 and 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

14. Related Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		January 31, 2023				October 31, 2022
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$11	$207	$—	$—	$506	$133	$—
5	Cadiz / Fenner / WAM	$—	$1,268	$722	$1,178	$—	$1,288	$446	$1,198
8	FGF	$2,896	$2,858	$837	$—	$2,965	$2,652	$837	$—
9	LLCB	$66	$—	$3,444	$—	$66	$—	$3,444	$—

		Three Months Ended January 31, 2023				Three Months Ended January 31, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$223	$—	$—	$—	$211	$—	$—
2	Mutual water companies	$—	$—	$372	$—	$—	$—	$139	$—
3	Cooperative association	$—	$—	$393	$—	$—	$—	$365	$—
4	Calavo	$—	$—	$—	$—	$—	$80	$2	$126
5	Cadiz / Fenner / WAM	$—	$—	$1,138	$—	$—	$—	$717	$—
7	YMIDD	$135	$—	$—	$—	$—	$—	$14	$—
8	FGF	$83	$74	$10	$—	$229	$—	$59	$—
12	Principal owner	$—	$—	$—	$209	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no material rental payments due from employees at January 31, 2023 or October 31, 2022.
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
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and currently leases 670 acres located in eastern San Bernardino County, California. The annual base rent is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU, asset and corresponding lease liability.
(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had immaterial amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

14. Related Party Transactions (continued)
(8) FGF - The Company advances funds to FGF for fruit purchases, which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. The Company has a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
(9) LLCB - Refer to Note 5 - Real Estate Development.
(12) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
15. Income Taxes
The effective tax rate for the three months ended January 31, 2023 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of January 31, 2023. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2023.
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
During the three months ended January 31, 2023, the Company made funding contributions of $2,550,000 to fully fund and settle the plan obligations. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the three months ended January 31, 2022. Plan assets were invested in a group trust consisting primarily of pooled funds, mutual funds, cash and cash equivalents.
The components of net periodic pension cost for the Plan for the three months ended January 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended January 31,
	2023	2022
Administrative expenses	$20	$180
Interest cost	34	130
Expected return on plan assets	(17)	(127)
Prior service cost	4	11
Recognized actuarial loss	—	99
Settlement loss recognized	2,700	—
Net periodic benefit cost	$2,741	$293

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

17. Commitments and Contingencies
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
The Company is party to a lawsuit, initiated on March 27, 2018, against Southern California Edison in Superior Court of the State of California, County of Los Angeles whereby the Company is claiming unspecified damages, attorneys' fees and other costs, as a result of the Thomas Fire in fiscal year 2018. While the outcome of this lawsuit is uncertain, the Company believes its claim for damages is valid.
18. Stock-based Compensation
The Company has a stock-based compensation plan (the"Stock Plan") that allows for the grant of restricted stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant and all are classified as equity awards.
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The Performance Awards are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria have been met, and generally vest over a two-year period as service is provided. During December 2022, 79,972 shares of restricted stock with a per share price of $13.19 were granted to management under the Stock Plan for fiscal year 2022 performance, resulting in total compensation expense of approximately $1,055,000, with $365,000 recognized in the fiscal year ended October 31, 2022 and the balance to be recognized over the next two years as the shares vest.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). Executive Awards generally vest over a three-year period as service is provided. During December 2022, the Company granted 55,000 shares of restricted stock with a per share price of $13.19 to key executives under the Stock Plan. The related compensation expense of approximately $725,000 will be recognized equally over the next three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2022, the Company granted 11,317 shares of common stock with a per share price of $13.19 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $149,000 had $122,000 recognized in the fiscal year ended October 31, 2022 and the balance will be recognized over the next year as the shares vest.
Director Awards
The Company issues shares of restricted stock to non-employee directors under the Stock Plan on an annual basis that generally vest over a one-year period (“Director Awards”).
Exchange of Common Stock
During the three months ended January 31, 2023 and 2022, members of management exchanged zero and 55,362 shares of common stock with fair values totaling zero and $900,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

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
Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $1,152,000 and specialty citrus and other crops of $1,247,000 for the three months ended January 31, 2023. Other agribusiness revenues consisted of oranges of $873,000 and specialty citrus and other crops of $876,000 for the three months ended January 31, 2022.
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, gain on disposal of assets, total other income (expense) and income taxes, or specifically identify them to its operating segments. The Company earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.
Segment information for the three months ended January 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,481	$5,648	$—	$—	$2,399	$36,528	$1,373	$37,901
Intersegment revenue	—	7,363	(7,363)	—	—	—	—	—
Total net revenues	28,481	13,011	(7,363)	—	2,399	36,528	1,373	37,901
Costs and expenses (gain)	33,300	11,353	(7,363)	—	1,816	39,106	(29,536)	9,570
Depreciation and amortization	—	—	—	—	—	2,135	312	2,447
Operating income (loss)	$(4,819)	$1,658	$—	$—	$583	$(4,713)	$30,597	$25,884
Segment information for the three months ended January 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,600	$5,968	$—	$766	$1,749	$38,083	$1,191	$39,274
Intersegment revenue	—	6,589	(6,589)	—	—	—	—	—
Total net revenues	29,600	12,557	(6,589)	766	1,749	38,083	1,191	39,274
Costs and expenses	32,161	10,556	(6,589)	321	2,610	39,059	7,293	46,352
Depreciation and amortization	—	—	—	—	—	2,185	295	2,480
Operating (loss) income	$(2,561)	$2,001	$—	$445	$(861)	$(3,161)	$(6,397)	$(9,558)
20. Subsequent Events
The Company evaluated events subsequent to January 31, 2023 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 11,800 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.
We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 4,600 acres of lemons, 900 acres of avocados, 100 acres of oranges and 300 acres of other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon orchard in Argentina.
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
Agribusiness Summary
We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We sell the majority of our avocados, oranges and specialty citrus to third-party packinghouses. Additionally, we sold our pistachios to a roaster, packager and marketer of nuts, and sell our wine grapes to various wine producers.
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
Our avocado producing business is important to us, yet it faces constraints on growth. We are currently assessing all of our farmland in Ventura County for opportunities to expand our plantings of avocados. While avocado production is cyclical as avocados typically bear fruit on a bi-annual basis, the profitability and cash flow realized from our avocados helps to diversify our fruit production base.
In addition to growing lemons and avocados, we grow oranges and other crops typically utilizing land not suitable for growing high quality lemons. We regularly monitor the demand for the fruit we grow in the current marketplace to identify trends.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (acquifer). We use ground water provided by wells that derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
California experienced above average precipitation during the first five months of the 2022 - 2023 rainfall season after experiencing below average precipitation the past three rainfall seasons. The series of nine storms in December 2022 and January 2023 helped to alleviate the drought conditions in California. Currently, the state is free from extreme drought conditions. According to the U.S. Drought Monitor, San Bernardino County was experiencing severe drought conditions and Ventura County was experiencing normal conditions as of February 28, 2023. We continue to assess the impact drought conditions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In January 2022, Arizona experienced water releases from Lake Mead reduced by approximately 18% of the state’s annual apportionment. In August 2022, the U.S. Bureau of Reclamation announced Lake Mead to operate in a Tier 2 shortage, which increases water restrictions for states in the southwest. In January 2023, Arizona forfeited approximately 21% of the state's yearly allotment of water from Lake Mead. In response, we entered into a fallowing agreement in fiscal year 2022 and are assessing the impact these additional reductions may have on our Arizona orchards.
Recent Developments
On October 10, 2022, we entered into a Purchase and Sale Agreement, as amended (the “Agreement”), with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for a purchase price of approximately $100.4 million. On January 25, 2023, the Board of Directors approved the Agreement, binding us to sell the Northern Properties and the transaction closed on January 31, 2023. We received net cash proceeds of approximately $98.8 million and recorded a gain of approximately $40.0 million. The proceeds were used primarily to pay down debt.
On January 31, 2023, we entered into a Farm Management Agreement (the “FMA”) with an affiliate of PGIM to provide farming, management and operations services related to the Northern Properties. The FMA has an initial term expiring March 31, 2024, and thereafter continuing from year to year unless earlier terminated under the terms of the FMA. Further, on January 31, 2023, we entered into a Grower Packing and Marketing Agreement to provide packing, marketing and selling services for lemons harvested on the Northern Properties for a minimum five-year term, subject to certain benchmarking standards.
During the three months ended January 31, 2023, the Company made funding contributions of $2.6 million to fully fund and settle the plan obligations of the Limoneira Company Retirement Plan. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
On November 30, 2022, we sold our Sevilla property and received net proceeds of $2.6 million and recorded an immaterial loss in the first quarter of fiscal year 2023.
On December 20, 2022, we declared a cash dividend of $0.075 per common share paid on January 13, 2023, in the aggregate amount of $1.3 million to stockholders of record as of January 3, 2023.
COVID-19 Pandemic
The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of January 31, 2023, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.
The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, has negatively impacted our sales and profitability for the last three years. The COVID-19 pandemic may impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2022. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2023 compared to fiscal year 2022.
Given the economic uncertainty as a result of the COVID-19 pandemic over the past three years, we have taken actions to improve our current liquidity position, including strategically selling certain assets, temporarily postponing capital expenditures and substantially reducing discretionary spending.
There is continued uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and the ongoing business operations of our customers. The ongoing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2023 and beyond cannot be estimated at this time. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2023	2022
Net revenues:
Agribusiness	$36,528	$38,083
Other operations	1,373	1,191
Total net revenues	37,901	39,274
Costs and expenses:
Agribusiness	41,241	41,244
Other operations	1,238	1,074
Gain on disposal of assets, net	(39,742)	(85)
Selling, general and administrative	9,280	6,599
Total costs and expenses	12,017	48,832
Operating income:
Agribusiness	(4,713)	(3,161)
Other operations	135	117
Gain on disposal of assets, net	39,742	85
Selling, general and administrative	(9,280)	(6,599)
Operating income (loss)	25,884	(9,558)
Other (expense) income:
Interest income	8	21
Interest (expense), net of patronage dividends	(1,172)	215
Equity in earnings of investments, net	253	51
Other (expense) income, net	(2,612)	15
Total other (expense) income	(3,523)	302
Income (loss) before income tax (provision) benefit	22,361	(9,256)
Income tax (provision) benefit	(6,827)	2,650
Net income (loss)	15,534	(6,606)
Net loss attributable to noncontrolling interest	97	88
Net income (loss) attributable to Limoneira Company	$15,631	$(6,518)
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, named executive officer cash severance, pension settlement cost, gain on disposal of assets, net and cash bonus related to the sale of assets are important measures to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in previous periods did not exclude stock-based compensation which has now been excluded as management believes this is a better representation of cash generated by operations and is consistent with peer company reporting. Adjusted EBITDA for prior periods has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP as follows (in thousands):

	Three Months Ended January 31,
	2023	2022
Net income (loss) attributable to Limoneira Company	$15,631	$(6,518)
Interest income	(8)	(21)
Interest (expense), net of patronage dividends	1,172	(215)
Income tax provision (benefit)	6,827	(2,650)
Depreciation and amortization	2,447	2,480
EBITDA	$26,069	$(6,924)
Stock-based compensation	1,064	997
Named executive officer cash severance	—	432
Pension settlement cost	2,741	—
Gain on disposal of assets, net	(39,742)	(85)
Cash bonus related to sale of assets	2,000	—
Adjusted EBITDA	$(7,868)	$(5,580)
Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022
Revenues
Total net revenues for the three months ended January 31, 2023 were $37.9 million, compared to $39.3 million for the three months ended January 31, 2022. The 3% decrease of $1.4 million was primarily the result of decreased lemon and avocado agribusiness revenues, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended January 31,
	2023	2022	Change
Lemons	$34,129	$35,568	$(1,439)	(4)%
Avocados	—	766	(766)	(100)%
Oranges	1,152	873	279	32%
Specialty citrus and other crops	1,247	876	371	42%
Agribusiness revenues	$36,528	$38,083	$(1,555)	(4)%
•Lemons: The decrease in the first quarter of fiscal year 2023 was primarily the result of decreased brokered fruit and decreased shipping and handling compared to the same period of fiscal year 2022. During the first quarter of fiscal years 2023 and 2022, fresh lemon sales were $24.7 million and $24.7 million, in aggregate, on 1,308,000 and 1,207,000 cartons of lemons sold at average per carton prices of $18.88 and $20.48, respectively. Lemon revenues in the first quarter of fiscal years 2023 and 2022 included shipping and handling of $5.6 million and $6.0 million, brokered fruit and other lemon sales of $2.5 million and $3.9 million, and lemon by-product sales of $1.2 million and $1.0 million, respectively.
•Avocados: Due to harvest timing, no sales were recorded in the first quarter of fiscal year 2023 compared to sales of 365,000 pounds of avocados at an average per pound price of $2.10 in the first quarter of fiscal year 2022.
•Oranges: The increase in the first quarter of fiscal year 2023 was primarily the result of increased volume and higher prices of oranges sold, compared to the same period of fiscal year 2022. In the first quarter of fiscal years 2023 and 2022, we sold 64,000 and 53,000 40-pound carton equivalents of oranges at an average per carton price of $18.00 and $16.47, respectively.
•Specialty citrus and other crops: The increase in the first quarter of fiscal year 2023 was primarily the result of increased volume and higher prices of specialty citrus sold, compared to the same period of fiscal year 2022. During the first quarter of fiscal years 2023 and 2022, we sold 54,000 and 51,000 40-pound carton equivalents of specialty citrus at an average per carton price of $23.09 and $14.63, respectively.
Other operations revenue in the first quarter of fiscal years 2023 and 2022 was $1.4 million and $1.2 million, respectively.

Costs and Expenses
Our total costs and expenses in the first quarter of fiscal year 2023 were $12.0 million, compared to $48.8 million in the same period of fiscal year 2022. The 75% decrease of $36.8 million was primarily the result of increased gain on disposal of assets, net primarily related to the Northern Properties sale. Costs and expenses associated with our agribusiness division include packing costs, harvest costs, growing costs, costs related to the fruit we procure and sell for third-party growers and suppliers and depreciation and amortization expense, as detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended January 31,
	2023	2022	Change
Packing costs	$12,339	$11,280	$1,059	9%
Harvest costs	4,078	5,246	(1,168)	(22)%
Growing costs	7,671	8,278	(607)	(7)%
Third-party grower and supplier costs	15,018	14,255	763	5%
Depreciation and amortization	2,135	2,185	(50)	(2)%
Agribusiness costs and expenses	$41,241	$41,244	$(3)	—%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first quarter of fiscal years 2023 and 2022, lemon packing costs were $11.4 million and $10.6 million, respectively. During the first quarter of fiscal years 2023 and 2022, we packed and sold 1,308,000 and 1,207,000 cartons of lemons at average per carton costs of $8.68 and $8.74, respectively. Additionally, in the first quarter of fiscal years 2023 and 2022, packing costs included $1.0 million and $0.7 million of shipping costs, respectively.
•Harvest costs: The decrease in the first quarter of fiscal year 2023 was primarily the result of decreased volume of lemons and avocados harvested compared to the same period in fiscal year 2022.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first quarter of fiscal year 2023 was primarily the result of farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the first quarter of fiscal year 2023 was primarily the result of increased volume, partially offset by decreased prices of third-party grower fruit sold, compared to the same period of fiscal year 2022. Of the 1,308,000 and 1,207,000 cartons of lemons packed and sold during the first quarter of fiscal years 2023 and 2022, 866,000 (66%) and 693,000 (57%), respectively, were procured from third-party growers at average per carton prices of $13.60 and $16.28. Additionally, in the first quarter of fiscal years 2023 and 2022, we incurred $3.2 million and $3.0 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first quarter of fiscal years 2023 and 2022 was $2.1 million and $2.2 million, respectively.
Other operations expenses were $1.2 million and $1.1 million in the first quarter of fiscal years 2023 and 2022, respectively.
Gain on disposal of assets, net was $39.7 million and $0.1 million in the first quarter of fiscal years 2023 and 2022, respectively. The change is primarily related to sale of our Northern Properties in fiscal year 2023.
Selling, general and administrative costs and expenses were $9.3 million and $6.6 million in the first quarter of fiscal years 2023 and 2022, respectively. The 41% increase of $2.7 million was primarily the result of:
•$2.0 million net increase in salaries, benefits and incentive compensation;
•$0.1 million increase in selling expenses; and
•$0.6 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.

Other (Expense) Income
Other (expense) income was $(3.5) million and $0.3 million in the first quarter of fiscal years 2023 and 2022, respectively. The change of $3.8 million in other expense was primarily the result of:
•$1.4 million increase of interest expense, net as a result of a $1.6 million patronage dividend recorded in the first quarter of fiscal year 2022, compared to zero in fiscal year 2023;
•$2.6 million increase of other expense, net; primarily as a result of pension settlement costs; and
•$0.2 million increase of equity in earnings of investments.
Income Taxes
We recorded an estimated income tax (provision) benefit of $(6.8) million and $2.7 million in the first quarter of fiscal years 2023 and 2022 on pre-tax income (loss) of $22.4 million and $(9.3) million, respectively. The tax provision recorded for the first quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2023, excluding discrete items, is approximately 27.4%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of the net losses of PDA and Trapani Fresh, respectively.
Segment Results of Operations
We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 19 - Segment Information for additional information regarding our operating segments.
Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022
The following table shows the segment results of operations for the three months ended January 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,481	$5,648	$—	$—	$2,399	$36,528	$1,373	$37,901
Intersegment revenue	—	7,363	(7,363)	—	—	—	—	—
Total net revenues	28,481	13,011	(7,363)	—	2,399	36,528	1,373	37,901
Costs and expenses (gain)	33,300	11,353	(7,363)	—	1,816	39,106	(29,536)	9,570
Depreciation and amortization	—	—	—	—	—	2,135	312	2,447
Operating income (loss)	$(4,819)	$1,658	$—	$—	$583	$(4,713)	$30,597	$25,884
The following table shows the segment results of operations for the three months ended January 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,600	$5,968	$—	$766	$1,749	$38,083	$1,191	$39,274
Intersegment revenue	—	6,589	(6,589)	—	—	—	—	—
Total net revenues	29,600	12,557	(6,589)	766	1,749	38,083	1,191	39,274
Costs and expenses	32,161	10,556	(6,589)	321	2,610	39,059	7,293	46,352
Depreciation and amortization	—	—	—	—	—	2,185	295	2,480
Operating (loss) income	$(2,561)	$2,001	$—	$445	$(861)	$(3,161)	$(6,397)	$(9,558)

The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products and brokered fruit and other lemon revenue such as purchased, packed fruit for resale. For the first quarter of fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $28.5 million and $29.6 million, respectively. The 4% decrease of $1.1 million was primarily the result of a net decrease in brokered fruit and other lemon sales.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and costs of lemons we procure from third-party growers and suppliers. For the first quarter of fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $33.3 million and $32.2 million, respectively. The 4% increase of $1.1 million was primarily the result of:
•Harvest costs for the first quarter of fiscal year 2023 were $1.1 million lower than the same period of fiscal year 2022.
•Growing costs for the first quarter of fiscal year 2023 were $1.1 million higher than the same period of fiscal year 2022.
•Third-party grower and supplier costs for the first quarter of fiscal year 2023 were $0.1 million higher than the same period of fiscal year 2022.
•Transportation costs for the first quarter of fiscal year 2023 were $0.3 million higher than the same period of fiscal year 2022.
•Intersegment costs and expenses for the first quarter of fiscal year 2023 were $0.8 million higher than the same period of fiscal year 2022.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the first quarter of fiscal years 2023 and 2022, our lemon packing segment total net revenues were $13.0 million and $12.6 million, respectively. The 4% increase of $0.5 million was primarily the result of increased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2023 and 2022, our lemon packing costs and expenses were $11.4 million and $10.6 million, respectively. The 8% increase of $0.8 million was primarily the result of increased volume of lemons packed and sold.
For the first quarter of fiscal years 2023 and 2022, lemon packing segment operating income per carton sold was $1.27 and $1.66, respectively.
In the first quarter of fiscal years 2023 and 2022, the lemon packing segment included $7.4 million and $6.6 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first quarter of fiscal year 2023, our avocados segment had no revenue, compared to $0.8 million in the same period of fiscal year 2022.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the first quarter of fiscal years 2023 and 2022, our avocados segment costs and expenses were zero and $0.3 million, respectively.
Other Agribusiness
For the first quarter of fiscal years 2023 and 2022, our other agribusiness segment total net revenues were $2.4 million and $1.7 million, respectively. The 37% increase of $0.7 million was primarily the result of:
•Orange revenues for the first quarter of fiscal year 2023 were $0.3 million higher than the same period of fiscal year 2022.
•Specialty citrus and other crops revenues for the first quarter of fiscal year 2023 were $0.4 million higher than the same period of fiscal year 2022.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first quarter of fiscal years 2023 and 2022, our other agribusiness costs and expenses were $1.8 million and $2.6 million, respectively. The 30% decrease of $0.8 million was primarily the result of:
•Harvest costs for the first quarter of fiscal year 2023 were $0.1 million lower than the same period of fiscal year 2022.
•Growing costs for the first quarter of fiscal year 2023 were $1.4 million lower than the same period of fiscal year 2022.
•Purchased fruit costs for the first quarter of fiscal year 2023 were $0.7 million higher than the same period of fiscal year 2022.
Total agribusiness depreciation and amortization expenses for the first quarter of fiscal years 2023 and 2022 were similar at $2.1 million.
Corporate and Other
Our corporate and other operations had revenues of $1.4 million and $1.2 million for the first quarter of fiscal years 2023 and 2022, respectively.
Costs and expenses in our corporate and other operations for the first quarter of fiscal years 2023 and 2022 were approximately $(29.5) million and $7.4 million, respectively, and include selling, general and administrative costs and expenses and gain on disposal of assets not allocated to the operating segments. Depreciation and amortization expenses for the first quarter of fiscal years 2023 and 2022 were similar at $0.3 million.
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

Results of Operations for the Trailing Twelve Months Ended January 31, 2023 and 2022
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2023	2022
Net revenues:
Agribusiness	$177,726	$162,327
Other operations	5,506	4,699
Total net revenues	183,232	167,026
Costs and expenses:
Agribusiness	160,648	152,798
Other operations	4,602	4,324
(Gain) loss on disposal of assets	(44,157)	24
Selling, general and administrative	24,496	20,130
Total costs and expenses	145,589	177,276
Operating income (loss)	37,643	(10,250)
Other (expense) income:
Interest income	40	357
Interest expense, net of patronage dividends	(3,678)	(1,420)
Equity in earnings of investments, net	1,543	2,888
Other (expense) income, net	(3,582)	111
Total other (expense) income	(5,677)	1,936
Income (loss) before income tax (provision) benefit	31,966	(8,314)
Income tax (provision) benefit	(10,300)	1,729
Net income (loss)	21,666	(6,585)
Loss attributable to noncontrolling interest	247	836
Net income (loss) attributable to Limoneira Company	$21,913	$(5,749)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues increased $16.2 million in the twelve months ended January 31, 2023, compared to the twelve months ended January 31, 2022, primarily related to increased agribusiness revenues, particularly increased avocado sales, oranges and specialty crops.
•Total costs and expenses decreased $31.7 million in the twelve months ended January 31, 2023, compared to the twelve months ended January 31, 2022, primarily related to gain on disposal of assets, partially offset by increased agribusiness costs and selling, general and administrative expenses.
•Total other expense increased $7.6 million in the twelve months ended January 31, 2023, compared to the twelve months ended January 31, 2022, primarily related to increased interest expense, net of patronage dividends, decreased equity in earnings of investments and increased other expense primarily due to pension settlement costs.
•Income tax provision increased $12.0 million in the twelve months ended January 31, 2023, compared to the twelve months ended January 31, 2022, primarily related to an increase in pre-tax income of $40.3 million.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of January 31, 2023, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
For the three months ended January 31, 2023, net cash used in operating activities was $21.2 million, compared to net cash used in operating activities of $8.2 million for the three months ended January 31, 2022. The significant components of our cash flows used in operating activities were as follows:
•Net income (loss) for the three months ended January 31, 2023 and 2022 was $15.5 million and $(6.6) million, respectively. The components of net income in the three months ended January 31, 2023, compared to the net loss in the same period in fiscal year 2022 consist of an increase in operating income of $35.4 million, an increase in total other expense of $3.8 million and an increase in income tax provision of $9.5 million.
•Adjustments to reconcile income (loss) to net cash used in operating activities:
◦Adjustments used $29.1 million and provided $1.1 million in the three months ended January 31, 2023 and 2022, respectively, primarily related to gain on disposal of assets, depreciation and amortization, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities used $7.6 million and $2.6 million of operating cash in the three months ended January 31, 2023 and 2022, respectively, primarily related to accounts receivables/other from related parties, cultural costs, prepaid expenses and other current assets, accounts payable and growers and suppliers payable.
Cash Flows from Investing Activities
For the three months ended January 31, 2023 and 2022, net cash provided by (used in) investing activities was $99.1 million and $(0.7) million, respectively.
•The $99.1 million of cash provided by investing activities during the three months ended January 31, 2023 was comprised primarily of net proceeds from sales of assets of $98.9 million, net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $2.2 million, primarily related to orchard and vineyard development.
•The $0.7 million of cash used in investing activities during the three months ended January 31, 2022 was comprised primarily of capital expenditures of $2.1 million primarily related to orchard and vineyard development, partially offset by net proceeds from sales of assets of $1.1 million.

Cash Flows from Financing Activities
For the three months ended January 31, 2023 and 2022, net cash (used in) provided by financing activities was $(66.3) million and $9.3 million, respectively.
•The $66.3 million of cash used in financing activities during the three months ended January 31, 2023 was comprised primarily of net repayments of long-term debt of $64.8 million and common and preferred stock dividends of $1.5 million.
•The $9.3 million of cash provided by financing activities during the three months ended January 31, 2022 was comprised primarily of net borrowings of long-term debt of $11.7 million, partially offset by common and preferred dividends, in aggregate, of $1.5 million and the exchange of common stock of $0.9 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations and from our AgWest Farm Credit Facility, which includes the Master Loan Agreement (the "MLA"), Supplements and Revolving Equity Line of Credit (the "RELOC"). In addition, we have Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
In June 2021, we entered into the MLA with AgWest Farm Credit, formerly known as Farm Credit West, PCA (the "Lender"), together with the Supplements and a Fixed Interest Rate Agreement, which extends the principal repayment to July 1, 2026. The MLA governs the terms of the Supplements.
The Supplements and RELOC provide aggregate borrowing capacity of $130.0 million, comprised of $75.0 million under the Revolving Credit Supplement, $40.0 million under the Non-Revolving Credit Supplement and $15.0 million under the RELOC. As of January 31, 2023, our outstanding borrowings under the AgWest Farm Credit Facility and RELOC were $40.0 million and we had $90.0 million of availability.
On January 31, 2023, the Company sold the Northern Properties which resulted in total net proceeds of $98.8 million. The proceeds were used to pay down all of the Company's domestic debt except the Non-Revolving Credit Supplement.
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
In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1.4 million in the second quarter of fiscal year 2023. In the first quarter of fiscal year 2022, the Lender declared an annual patronage dividend of $1.6 million, which we received in the second quarter of fiscal year 2022.
Dividends
The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million in the three months ended January 31, 2023 and 2022.
Cash dividends declared in the three months ended January 31, 2023 and 2022 were $0.08 per common share and such dividends paid were $1.3 million in the three months ended January 31, 2023 and 2022.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the three months ended January 31, 2023, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2022. Please refer to that filing for a description of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 as filed with the SEC on December 22, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of January 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2023 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 17 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 22, 2022.
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

Exhibit Number	Exhibit
10.1	Single Premium Guaranteed Annuity Contract Purchase Agreement, dated November 4, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2022)

10.2	Temporary Bulk Payment Agreement, dated November 4, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2022)

10.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated October 10, 2022, by and between Limoneira Company and PGIM Real Estate Finance, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.4
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 17, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.5
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 24, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.6*	Farm Management Agreement, dated January 31, 2023, by and between Capital Agricultural Property Services, Inc. and Limoneira Company.

10.7*	Grower Packing & Marketing Agreement, dated as of January 31, 2023, by and between Limoneira Company and PAI Centurion Citrus, LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

March 9, 2023	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 9, 2023	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)