Form 10-Q
period 2023-04-30
Limoneira CO
filed 2023-06-06
CIK 1342423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 31, 2023, there were 17,978,910 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except share amounts)

	April 30, 2023	October 31, 2022
Assets
Current assets:
Cash	$9,833	$857
Accounts receivable, net	17,766	15,651
Cultural costs	2,744	8,643
Prepaid expenses and other current assets	11,749	8,496
Receivables/other from related parties	3,245	3,888
Total current assets	45,337	37,535
Property, plant and equipment, net	163,541	222,628
Real estate development	9,858	9,706
Equity in investments	73,445	72,855
Goodwill	1,529	1,506
Intangible assets, net	7,238	7,317
Other assets	15,378	16,971
Total assets	$316,326	$368,518
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,375	$10,663
Growers and suppliers payable	8,109	10,740
Accrued liabilities	7,940	11,060
Payables to related parties	5,390	4,860
Income taxes payable	8,108	219
Current portion of long-term debt	446	1,732
Total current liabilities	38,368	39,274
Long-term liabilities:
Long-term debt, less current portion	40,837	104,076
Deferred income taxes	21,797	23,497
Other long-term liabilities	6,670	9,807
Total liabilities	107,672	176,654
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2023 and October 31, 2022) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2023 and October 31, 2022) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' Equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2023 and October 31, 2022)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,229,887 and 17,935,292 shares issued and 17,978,910 and 17,684,315 shares outstanding at April 30, 2023 and October 31, 2022, respectively)	180	177
Additional paid-in capital	167,169	165,169
Retained earnings	26,582	15,500
Accumulated other comprehensive loss	(4,011)	(7,908)
Treasury stock, at cost, 250,977 shares at April 30, 2023 and October 31, 2022	(3,493)	(3,493)
Noncontrolling interest	11,417	11,609
Total stockholders' equity	197,844	181,054
Total liabilities and stockholders' equity	$316,326	$368,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net revenues:
Agribusiness	$46,676	$45,369	$83,204	$83,452
Other operations	1,394	1,381	2,767	2,572
Total net revenues	48,070	46,750	85,971	86,024
Costs and expenses:
Agribusiness	38,189	37,599	79,430	78,843
Other operations	1,009	1,093	2,247	2,167
Loss (gain) on disposal of assets, net	8,998	346	(30,744)	261
Gain on legal settlement	(2,269)	—	(2,269)	—
Selling, general and administrative	6,005	5,126	15,285	11,725
Total costs and expenses	51,932	44,164	63,949	92,996
Operating (loss) income	(3,862)	2,586	22,022	(6,972)
Other income (expense):
Interest income	62	27	70	48
Interest (expense), net of patronage dividends	996	(696)	(176)	(481)
Equity in earnings of investments, net	62	299	315	350
Other income (expense), net	200	78	(2,412)	93
Total other income (expense)	1,320	(292)	(2,203)	10
(Loss) income before income tax benefit (provision)	(2,542)	2,294	19,819	(6,962)
Income tax benefit (provision)	912	(722)	(5,915)	1,928
Net (loss) income	(1,630)	1,572	13,904	(5,034)
Net loss (income) attributable to noncontrolling interest	17	(11)	114	77
Net (loss) income attributable to Limoneira Company	(1,613)	1,561	14,018	(4,957)
Preferred dividends	(126)	(126)	(251)	(251)
Net (loss) income applicable to common stock	$(1,739)	$1,435	$13,767	$(5,208)

Basic net (loss) income per common share	$(0.10)	$0.08	$0.77	$(0.30)

Diluted net (loss) income per common share	$(0.10)	$0.08	$0.75	$(0.30)

Weighted-average common shares outstanding-basic	17,597,000	17,511,000	17,587,000	17,461,000
Weighted-average common shares outstanding-diluted	17,597,000	17,511,000	18,328,000	17,461,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net (loss) income	$(1,630)	$1,572	$13,904	$(5,034)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(50)	(1,006)	2,173	(951)
Minimum pension liability adjustments, net of tax of $0, $27, $(135) and $54 for the three and six months ended April 30, 2023 and 2022, respectively	—	73	(220)	145
Pension settlement cost, net of tax of $0 and $756 for the three and six months ended April 30, 2023	—	—	1,944	—
Total other comprehensive (loss) income, net of tax	(50)	(933)	3,897	(806)
Comprehensive (loss) income	(1,680)	639	17,801	(5,840)
Comprehensive loss (income) attributable to noncontrolling interest	17	(5)	114	81
Comprehensive (loss) income attributable to Limoneira Company	$(1,663)	$634	$17,915	$(5,759)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
($ in thousands)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	149,900	2	963	—	—	—	—	965	—	—
Exchange of common stock	(1,594)	—	(26)	—	—	—	—	(26)	—	—
Net loss	—	—	—	(1,613)	—	—	(17)	(1,630)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	—
Balance at April 30, 2023	17,978,910	$180	$167,169	$26,582	$(4,011)	$(3,493)	$11,417	$197,844	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	34,231	—	378	—	—	—	—	378	—	—
Exchange of common stock	(12,718)	—	(186)	—	—	—	—	(186)	—	—
Net income	—	—	—	1,561	—	—	11	1,572	—	—
Other comprehensive loss, net of tax	—	—	—	—	(933)	—	(6)	(939)	—	—
Balance at April 30, 2022	17,721,551	$180	$164,253	$13,691	$(6,539)	$(3,493)	$11,884	$179,976	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2023	2022
Operating activities
Net income (loss)	$13,904	$(5,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,491	4,963
(Gain) loss on disposal of assets, net	(30,744)	261
Gain on legal settlement	(853)	—
Stock compensation expense	2,029	1,375
Non-cash lease expense	802	207
Equity in earnings of investments, net	(315)	(350)
Cash distributions from equity investments	—	132
Deferred income taxes	5,915	(1,928)
Other, net	162	360
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(1,583)	(3,877)
Cultural costs	2,051	4,640
Prepaid expenses and other current assets	(5,105)	(2,392)
Income taxes payable	(330)	—
Other assets	21	33
Accounts payable and growers and suppliers payable	(5,340)	(413)
Accrued liabilities and payables to related parties	(2,708)	1,030
Other long-term liabilities	(840)	(167)
Net cash used in operating activities	(18,443)	(1,160)
Investing activities
Capital expenditures	(5,417)	(4,123)
Net proceeds from sales of assets	98,506	1,121
Net proceeds from sale of real estate development assets	2,577	—
Cash distribution from Trapani Fresh	82	—
Collection on note receivable	—	2,600
Equity investment contributions	(275)	—
Investments in mutual water companies and water rights	(51)	(40)
Net cash provided by (used in) investing activities	95,422	(442)
Financing activities
Borrowings of long-term debt	57,940	75,247
Repayments of long-term debt	(122,775)	(68,762)
Principal paid on finance lease and equipment financings	(215)	(169)
Dividends paid – common	(2,685)	(2,653)
Dividends paid – preferred	(251)	(251)
Exchange of common stock	(26)	(1,086)
Net cash (used in) provided by financing activities	(68,012)	2,326
Effect of exchange rate changes on cash	9	(203)
Net increase in cash	8,976	521
Cash at beginning of period	857	439
Cash at end of period	$9,833	$960

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six Months Ended April 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$397	$431
Cash paid during the period for income taxes	$330	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$325	$88
Accrued contribution obligation of investment in water company	$450	$450
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
2. Summary of Significant Accounting Policies
Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive loss is reported as a component of the Company's stockholders' equity.
The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended April 30,
	2023			2022
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(50)	$—	$(50)	$(1,006)	$—	$(1,006)
Minimum pension liability adjustments:
Other comprehensive income before reclassifications	—	—	—	100	(27)	73
Other comprehensive loss	$(50)	$—	$(50)	$(906)	$(27)	$(933)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

	Six Months Ended April 30,
	2023			2022
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$2,173	$—	$2,173	$(951)	$—	$(951)
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	(355)	135	(220)	199	(54)	145
Amounts reclassified to earnings included in "Other income (expense), net"	2,700	(756)	1,944	—	—	—
Other comprehensive income (loss)	$4,518	$(621)	$3,897	$(752)	$(54)	$(806)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	2,173	1,724	3,897
Balance at April 30, 2023	$(4,011)	$—	$(4,011)

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive (loss) income	(951)	145	(806)
Balance at April 30, 2022	$(4,705)	$(1,834)	$(6,539)
COVID-19 Pandemic
There is continued uncertainty around the breadth and duration of the Company's business disruptions related to the COVID-19 pandemic. The decline in demand for the Company's products has negatively impacted the Company's sales and profitability since the beginning of the second quarter of fiscal year 2020. The COVID-19 pandemic may continue to impact the Company's sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control. The full impact of the COVID-19 pandemic on the Company's results of operations, financial condition, and liquidity, including its ability to comply with debt covenants, for fiscal year 2023 and beyond, is driven by estimates that contain uncertainties.
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 12% of revenue for the six months ended April 30, 2023. One individual customer represented 10% of accounts receivable, net as of April 30, 2023.
One individual supplier represented 11% of accounts payable as of April 30, 2023.
Lemons procured from third-party growers were 57% and 54% of the Company's lemon supply for the six months ended April 30, 2023 and 2022, respectively. Two third-party growers were 23% and 19% of the lemon supply for the six months ended April 30, 2023, respectively. One third-party grower was 13% of the lemon supply for the six months ended April 30, 2022.
The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sales and Disposals
Northern Properties
In October 2022, the Company entered into a Purchase and Sale Agreement, as amended, (the “Agreement”) with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for a purchase price of approximately $100,405,000. On January 25, 2023, the Board approved the Agreement creating a binding agreement of the Company to sell the Northern Properties and the transaction closed on January 31, 2023. During the quarter ended April 30, 2023, the purchase price was decreased by $397,000 for reimbursement of certain cultural costs and prepaid expenses, resulting in a final purchase price of $100,008,000.
The following is a summary of the transaction (in thousands):

Net cash proceeds received	$85,494
Debt directly repaid through the transaction	12,917
Total net proceeds received	98,411
Less: net book value of assets sold
Cultural costs	3,853
Prepaid expenses and other current assets	155
Property, plant and equipment, net	53,144
Intangible assets, net	12
Other assets	1,320
Accrued liabilities	(68)
58,416
Gain on disposal of assets	$39,995
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit $40,000,000 non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax loss of $1,677,000 and $1,423,000 for the six months ended April 30, 2023 and 2022, respectively.
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
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 as of April 30, 2023.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2023	October 31, 2022
Prepaid supplies and insurance	$2,638	$2,958
Real estate development held for sale	—	2,670
Sales tax receivable	422	475
Lemon supplier advances	1,434	1,188
Legal settlement receivable	6,109	—
Other	1,146	1,205
	$11,749	$8,496

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $9,858,000 and $9,706,000 at April 30, 2023 and October 31, 2022, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the "Retained Property Agreement"). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the "Retained Property") and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 at April 30, 2023 and October 31, 2022, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate ("LIBOR") to the Bloomberg Short-Term Bank Yield Index rate ("BSBY") plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had an outstanding balance of $13,100,000 as of April 30, 2023.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC ("LLCB II") as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction, which is included in other long-term liabilities as of April 30, 2023 and October 31, 2022. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $275,000 to LLCB II during the six months ended April 30, 2023.
Through April 30, 2023, LLCB has closed sales of initial residential lots representing 586 residential units.
5. Real Estate Development (continued)
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the six months ended April 30, 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2023	October 31, 2022
Limoneira Lewis Community Builders, LLC	$61,409	$61,154
LLCB II, LLC	8,297	8,023
Limco Del Mar, Ltd.	2,072	2,024
Rosales	1,162	1,147
Romney Property Partnership	505	507
	$73,445	$72,855
Net amounts due from Rosales were $442,000 and $270,000 at April 30, 2023 and October 31, 2022, respectively, and are included in receivables/other from related parties and payables to related parties.
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries." In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the six months ended April 30, 2023 and 2022, this threshold was not met for any of the Company's equity investments.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2022	$1,506
Foreign currency translation adjustment	23
Balance at April 30, 2023	$1,529
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2023.
Intangible assets consisted of the following (in thousands):

	April 30, 2023				October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,002)	1,106	8	$2,108	$(881)	$1,227	8
Customer relationships	4,037	(1,885)	2,152	9	4,037	(1,660)	2,377	9
Non-competition agreement	437	(105)	332	8	437	(76)	361	8
Acquired water and mineral rights	3,648	—	3,648	Indefinite	3,352	—	3,352	Indefinite
	$10,230	$(2,992)	$7,238		$9,934	$(2,617)	$7,317
7. Goodwill and Intangible Assets, Net (continued)
Amortization expense totaled $178,000 and $180,000 for the three months ended April 30, 2023 and 2022, respectively. Amortization expense totaled $375,000 and $361,000 for the six months ended April 30, 2023 and 2022 respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
Estimated future amortization expense of intangible assets as of April 30, 2023 is as follows (in thousands):

2023 (remaining six months)	$354
2024	711
2025	711
2026	711
2027	427
Thereafter	676
$3,590
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. As of April 30, 2023 and October 31, 2022, $5,681,000 and $6,500,000, respectively, were included in other assets.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30, 2023	October 31, 2022
Compensation	$2,192	$3,572
Property taxes	—	664
Operating expenses	2,411	2,341
Leases	2,044	2,026
Other	1,293	2,457
	$7,940	$11,060

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2023	October 31, 2022
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month Secured Overnight Financing Rate ("SOFR"), which was 4.80% at April 30, 2023, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$88,521
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	919
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	7,562
AgWest Farm Credit term loan: The interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan was repaid in January 2023.	—	5,555
AgWest Farm Credit term loan: The interest rate was fixed at 3.19%. The loan was repaid in January 2023.	—	2,003
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	653	675
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	200	233
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	430	434
Subtotal	41,283	105,902
Less deferred financing costs, net of accumulated amortization	—	94
Total long-term debt, net	41,283	105,808
Less current portion	446	1,732
Long-term debt, less current portion	$40,837	$104,076
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
In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with the Lender for a $15,000,000 Revolving Equity Line of Credit (the "RELOC") secured by a first lien on the Windfall Investors, LLC property. The RELOC featured a 3-year draw period followed by 20 years of fully amortized loan payments. On March 31, 2023, the draw period expired and the RELOC was closed as there was no balance outstanding.
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement and $40,000,000 under the Non-Revolving Credit Supplement. As of April 30, 2023, the Company's outstanding borrowings under the Supplements were $40,000,000 and it had $75,000,000 available to borrow.
In January 2023, the Company used the proceeds from the Northern Properties sale as described in Note 3 - Asset Sales and Disposals to reduce the Company's long-term debt.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement was based on the one-month LIBOR plus or minus an applicable margin. As of January 1, 2023, the rate transitioned from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The applicable margin ranges from 1.78% to 2.28% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each one-year anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
All indebtedness under the MLA, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, and certain of the Company’s agricultural properties in Ventura counties in California and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions that provide should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio greater than or equal to 1.25:1.0 when measured at October 31, 2023 and annually thereafter. The Company was in compliance as of October 31, 2022.
In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,413,000 in the second quarter of fiscal year 2023. In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,582,000 in February 2022.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of zero during the three months ended April 30, 2023 and 2022, and $306,000 and zero during the six months ended April 30, 2023 and 2022, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	April 30, 2023	October 31, 2022
Minimum pension liability	$—	$2,272
Loan guarantee	1,080	1,080
Leases	4,318	5,062
Other	1,272	1,393
	$6,670	$9,807

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 20 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Operating lease revenue	$1,274	$1,295	$2,564	$2,413
Variable lease revenue	120	86	203	159
Total lease revenue	$1,394	$1,381	$2,767	$2,572
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse facilities and equipment with remaining lease terms ranging from one to 15 years, with various term extensions available. The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. All lease costs are primarily included in agribusiness costs and expenses in the Company's consolidated statements of operations.
Operating lease costs were $491,000 and $135,000 for the three months ended April 30, 2023 and 2022, respectively, and $982,000 and $258,000 for the six months ended April 30, 2023 and 2022, respectively. Finance lease costs were immaterial and $98,000 for the three months ended April 30, 2023 and 2022, respectively and immaterial and $156,000 for the six months ended April 30, 2023 and 2022, respectively. Variable lease costs were immaterial for the three and six months ended April 30, 2023 and 2022. Short term lease costs were $175,000 and immaterial for the three months ended April 30, 2023 and 2022, respectively, and $338,000 and immaterial for the six months ended April 30, 2023 and 2022, respectively.
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2023	October 31, 2022
Assets
Operating lease ROU assets	Other assets	$5,522	$6,190
Finance lease assets	Other assets	1,025	1,091
		$6,547	$7,281

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$1,820	$1,892
Current finance lease liabilities	Accrued liabilities	268	268
Non-current operating lease liabilities	Other long-term liabilities	3,722	4,347
Non-current finance lease liabilities	Other long-term liabilities	596	715
		$6,406	$7,222

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Supplemental cash flow information related to leases consists of the following (in thousands):

	Six Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$961	$315
Operating cash outflows from finance leases	$16	$30
Financing cash outflows from finance leases	$118	$169
ROU assets obtained in exchange for new operating lease liabilities	$114	$350
13. Basic and Diluted Net (Loss) Income Per Share
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(1,739)	$1,435	$13,767	$(5,208)
Effect of unvested, restricted stock	(23)	(15)	(188)	(29)
Numerator: Net (loss) income for basic EPS	(1,762)	1,420	13,579	(5,237)
Denominator: Weighted average common shares-basic	17,597	17,511	17,587	17,461
Basic net (loss) income per common share	$(0.10)	$0.08	$0.77	$(0.30)
Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(1,762)	$1,420	$13,579	$(5,237)
Effect of dilutive preferred stock	—	—	251	—
Numerator: Net (loss) income for diluted EPS	(1,762)	1,420	13,830	(5,237)
Weighted average common shares–basic	17,597	17,511	17,587	17,461
Effect of dilutive preferred stock	—	—	741	—
Denominator: Weighted average common shares–diluted	17,597	17,511	18,328	17,461
Diluted net (loss) income per common share	$(0.10)	$0.08	$0.75	$(0.30)
Diluted net (loss) income per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for the three and six months ended April 30, 2023 and 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		April 30, 2023				October 31, 2022
		Balance Sheet				Balance Sheet
Ref	Related Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$501	$763	$—	$—	$506	$133	$—
5	Cadiz / Fenner / WAM	$—	$1,247	$347	$1,247	$—	$1,288	$446	$1,198
8	FGF	$2,738	$2,652	$837	$—	$2,965	$2,652	$837	$—
9	LLCB	$66	$—	$3,444	$—	$66	$—	$3,444	$—

		Three Months Ended April 30, 2023				Three Months Ended April 30, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$221	$—	$—	$—	$219	$—	$—
2	Mutual water companies	$—	$—	$406	$—	$—	$—	$355	$—
3	Cooperative association	$—	$—	$473	$—	$—	$—	$419	$—
5	Cadiz / Fenner / WAM	$—	$—	$417	$—	$—	$—	$472	$—
7	YMIDD	$135	$—	$62	$—	$—	$—	$62	$—
8	FGF	$33	$50	$—	$—	$83	$171	$—	$—
11	Third-party growers	$—	$—	$—	$—	$104	$—	$—	$—
12	Principal owner	$—	$—	$—	$222	$—	$—	$—	$—

		Six Months Ended April 30, 2023				Six Months Ended April 30, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$444	$—	$—	$—	$430	$—	$—
2	Mutual water companies	$—	$—	$778	$—	$—	$—	$494	$—
3	Cooperative association	$—	$—	$866	$—	$—	$—	$784	$—
4	Calavo	$—	$—	$—	$—	$—	$80	$2	$126
5	Cadiz / Fenner / WAM	$—	$—	$1,555	$—	$—	$—	$1,189	$—
7	YMIDD	$270	$—	$72	$—	$—	$—	$76	$—
8	FGF	$116	$124	$—	$—	$165	$171	$—	$—
11	Third-party growers	$—	$—	$—	$—	$104	$—	$12	$—
12	Principal owner	$—	$—	$—	$431	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no material rental payments due from employees at April 30, 2023 or October 31, 2022.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, as well as other water districts. Refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies and districts.
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had immaterial payments due to the cooperative association.

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
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of this lease assignment, the Company no longer has any related party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. The annual base rent is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU, asset and corresponding lease liability.
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
15. Income Taxes
The effective tax rate for the six months ended April 30, 2023 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of April 30, 2023. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2023.
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
The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the six months ended April 30, 2022. Plan assets were invested in a group trust consisting primarily of pooled funds, mutual funds, cash and cash equivalents.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
16. Retirement Plans (continued)
The components of net periodic pension cost for the Plan for the three and six months ended April 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Administrative expenses	$—	$179	$20	$359
Interest cost	—	130	34	260
Expected return on plan assets	—	(128)	(17)	(255)
Prior service cost	—	11	4	22
Recognized actuarial loss	—	100	—	199
Settlement loss recognized	—	—	2,700	—
Net periodic benefit cost	$—	$292	$2,741	$585
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
The Company was party to a lawsuit, initiated on March 27, 2018, against Southern California Edison in Superior Court of the State of California, County of Los Angeles whereby the Company claimed unspecified damages, attorneys’ fees and other costs, as a result of the Thomas Fire in fiscal year 2018.
On April 18, 2023, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Southern California Edison Company and Edison International to formally resolve any and all claims related to the fire. Under the terms of the Settlement Agreement, the Company was awarded a total settlement of $9,000,000. On May 19, 2023, the Company received $6,109,000, net of legal and related costs, of which $3,840,000 is recorded in agribusiness revenues and $2,269,000 is recorded in gain on legal settlement as of April 30, 2023.
18. Stock-based Compensation
The Company has a stock-based compensation plan (the "Stock Plan") that allows for the grant of restricted stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant and all are classified as equity awards.
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The Performance Awards are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria have been met, and generally vest over a two-year period as service is provided. During December 2022, 79,972 shares of restricted stock with a per share price of $13.19 were granted to management under the Stock Plan for fiscal year 2022 performance, resulting in total compensation expense of approximately $1,055,000, with $365,000 recognized in the fiscal year ended October 31, 2022, and the balance will be recognized over the next two years as the shares vest.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Stock-based Compensation (continued)
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2022, the Company granted 11,317 shares of restricted stock with a per share price of $13.19 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $149,000 had $122,000 recognized in the fiscal year ended October 31, 2022, and the balance will be recognized over the next year as the shares vest. During March 2023, the Company granted 127,064 shares of restricted stock with a per share price of $15.74 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $2,000,000 will be recognized over the next year as the shares vest.
Director Awards
The Company issues shares of restricted stock to non-employee directors under the Stock Plan on an annual basis that generally vest over a one-year period (“Director Awards”). During March 2023, 22,836 shares of restricted stock were granted with a per share price of $16.26 as Director Awards, which vest over a one-year period from date of grant. The related compensation expense of approximately $371,000 will be recognized equally over the next year as the shares vest.
Exchange of Common Stock
During the six months ended April 30, 2023 and 2022, members of management exchanged 1,594 and 68,080 shares of common stock with fair values totaling $26,000 and $1,086,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.
19. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvest costs and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and shipping and handling revenues relative to lemon packing. The lemon packing segment expenses are comprised of lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment includes sales, farm management, farming and harvest costs and brokered fruit costs of oranges, specialty citrus and other crops.
Revenues related to rental operations are included in “Corporate and Other.” Other agribusiness revenues consisted of oranges of $1,383,000 and $2,535,000 and specialty citrus and other of $2,420,000 and $3,667,000 for the three and six months ended April 30, 2023. Other agribusiness revenues consisted of oranges of $2,617,000 and $3,490,000 and specialty citrus and other of $1,441,000 and $2,317,000 for the three and six months ended April 30, 2022.
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, gain on disposal of assets, gain on legal settlement, total other income (expense) and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Segment Information (continued)
Segment information for the three months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,847	$6,423	$—	$3,603	$3,803	$46,676	$1,394	$48,070
Intersegment revenue	—	10,309	(10,309)	—	—	—	—	—
Total net revenues	32,847	16,732	(10,309)	3,603	3,803	46,676	1,394	48,070
Costs and expenses	29,977	12,075	(10,309)	1,023	3,683	36,449	13,439	49,888
Depreciation and amortization	—	—	—	—	—	1,740	304	2,044
Operating income (loss)	$2,870	$4,657	$—	$2,580	$120	$8,487	$(12,349)	$(3,862)
Segment information for the three months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,992	$6,743	$—	$3,576	$4,058	$45,369	$1,381	$46,750
Intersegment revenue	—	9,373	(9,373)	—	—	—	—	—
Total net revenues	30,992	16,116	(9,373)	3,576	4,058	45,369	1,381	46,750
Costs and expenses	27,222	11,662	(9,373)	2,073	3,828	35,412	6,269	41,681
Depreciation and amortization	—	—	—	—	—	2,187	296	2,483
Operating income (loss)	$3,770	$4,454	$—	$1,503	$230	$7,770	$(5,184)	$2,586
Segment information for the six months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,328	$12,071	$—	$3,603	$6,202	$83,204	$2,767	$85,971
Intersegment revenue	—	17,672	(17,672)	—	—	—	—	—
Total net revenues	61,328	29,743	(17,672)	3,603	6,202	83,204	2,767	85,971
Costs and expenses (gains)	63,277	23,428	(17,672)	1,023	5,499	75,555	(16,097)	59,458
Depreciation and amortization	—	—	—	—	—	3,875	616	4,491
Operating income (loss)	$(1,949)	$6,315	$—	$2,580	$703	$3,774	$18,248	$22,022
Segment information for the six months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,592	$12,711	$—	$4,342	$5,807	$83,452	$2,572	$86,024
Intersegment revenue	—	15,962	(15,962)	—	—	—	—	—
Total net revenues	60,592	28,673	(15,962)	4,342	5,807	83,452	2,572	86,024
Costs and expenses	59,383	22,218	(15,962)	2,394	6,438	74,471	13,562	88,033
Depreciation and amortization	—	—	—	—	—	4,372	591	4,963
Operating income (loss)	$1,209	$6,455	$—	$1,948	$(631)	$4,609	$(11,581)	$(6,972)
20. Subsequent Events
The Company evaluated events subsequent to April 30, 2023 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, except as described in the notes to the interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 11,100 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.
We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc. (“Sunkist”), we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,900 acres of lemons, 1,000 acres of avocados, 100 acres of oranges and 300 acres of other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA ("San Pablo"), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion ("Trapani Fresh"), a lemon orchard in Argentina.
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We also used ground water from the Cadiz Valley Basin in California's San Bernardino County and surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina.
For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing and single-family homes of approximately 900 units in various stages of planning and development.
Business Division Summary
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus, other crops and farm management services. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.
Agribusiness Summary
We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We sell the majority of our avocados and oranges, and sold the majority of our specialty citrus, to third-party packinghouses. Additionally, we sold our pistachios to a roaster, packager and marketer of nuts, and sell our wine grapes to various wine producers.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (aquifer). We used ground water provided by wells that derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
California experienced above average precipitation during the first eight months of the 2022 - 2023 rainfall season after experiencing the three driest years on record. The above average precipitation this season helped to alleviate the drought conditions in California. Currently, the state is free from severe drought conditions and Ventura County was free from any drought conditions as of May 31, 2023. We continue to assess the impact drought conditions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation (the “Bureau”) declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In August 2022, the Bureau announced Lake Mead to operate in a Tier 2 shortage, which further increased water restrictions. As a result, in January 2023, Arizona forfeited approximately 21% of the state's yearly allotment of water from Lake Mead. The Federal Government responded in April 2023 by proposing options for managing the Colorado River water shortage and a final decision is anticipated later this year. In response to these water shortages, we entered into a fallowing agreement in fiscal year 2022 and continue to assess the impact these reductions may have on our Arizona orchards.
Recent Developments
On October 10, 2022, we entered into a Purchase and Sale Agreement, as amended (the “Agreement”), with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for an adjusted purchase price of approximately $100.0 million. The agreement became effective on On January 25, 2023, when the Board of Directors approved the Agreement, binding us to sell the Northern Properties and the transaction closed on January 31, 2023. We received net cash proceeds of approximately $98.4 million and recorded a gain of approximately $40.0 million. The proceeds were used primarily to pay down debt.
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
On November 30, 2022, we sold our Sevilla property, received net proceeds of $2.6 million and recorded an immaterial loss in the first quarter of fiscal year 2023.
On March 21, 2023, we declared a cash dividend of $0.075 per common share paid on April 14, 2023, in the aggregate amount of $1.3 million to stockholders of record as of April 4, 2023.
On April 18, 2023, we entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Southern California Edison and Edison International to formally resolve any and all claims related to the Thomas Fire in fiscal year 2018. Under the terms of the Settlement Agreement, the Company was awarded a total settlement of $9.0 million. On May 19, 2023, the Company received approximately $6.1 million, net of legal and related costs.
In April 2023, we determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, we ceased farming operations, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 as of April 30, 2023.

COVID-19 Pandemic
The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of April 30, 2023, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.
The decline in demand for the Company's products beginning the second quarter of fiscal year 2020, has negatively impacted our sales and profitability for the last four fiscal years. The COVID-19 pandemic may continue to impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2022. Notwithstanding the adverse impacts and subject to unforeseen changes that may arise as the COVID-19 pandemic continues, we currently expect improvement in fiscal year 2023 compared to fiscal year 2022.

Given the economic uncertainty as a result of the COVID-19 pandemic over the past four fiscal years, we have taken actions to improve our current liquidity position, including strategically selling certain assets, temporarily postponing capital expenditures and substantially reducing discretionary spending.
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
Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net revenues:
Agribusiness	$46,676	$45,369	$83,204	$83,452
Other operations	1,394	1,381	2,767	2,572
Total net revenues	48,070	46,750	85,971	86,024
Costs and expenses:
Agribusiness	38,189	37,599	79,430	78,843
Other operations	1,009	1,093	2,247	2,167
Loss (gain) on disposal of assets, net	8,998	346	(30,744)	261
Gain on legal settlement	(2,269)	—	(2,269)	—
Selling, general and administrative	6,005	5,126	15,285	11,725
Total costs and expenses	51,932	44,164	63,949	92,996
Operating (loss) income:
Agribusiness	8,487	7,770	3,774	4,609
Other operations	385	288	520	405
(Loss) gain on disposal of assets, net	(8,998)	(346)	30,744	(261)
Gain on legal settlement	2,269	—	2,269	—
Selling, general and administrative	(6,005)	(5,126)	(15,285)	(11,725)
Operating (loss) income	(3,862)	2,586	22,022	(6,972)
Other income (expense):
Interest income	62	27	70	48
Interest (expense), net of patronage dividends	996	(696)	(176)	(481)
Equity in earnings of investments, net	62	299	315	350
Other income (expense), net	200	78	(2,412)	93
Total other income (expense)	1,320	(292)	(2,203)	10
(Loss) income before income tax benefit (provision)	(2,542)	2,294	19,819	(6,962)
Income tax benefit (provision)	912	(722)	(5,915)	1,928
Net (loss) income	(1,630)	1,572	13,904	(5,034)
Net loss (income) attributable to noncontrolling interest	17	(11)	114	77
Net (loss) income attributable to Limoneira Company	$(1,613)	$1,561	$14,018	$(4,957)

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, named executive officer cash severance, pension settlement cost, loss (gain) on disposal of assets, net, cash bonus related to the sale of assets and gain on legal settlement are important measures to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in previous periods did not exclude stock-based compensation which has now been excluded as management believes this is a better representation of cash generated by operations and is consistent with peer company reporting. Adjusted EBITDA for prior periods has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net (loss) income attributable to Limoneira Company	$(1,613)	$1,561	$14,018	$(4,957)
Interest income	(62)	(27)	(70)	(48)
Interest expense, (net of patronage dividends)	(996)	696	176	481
Income tax (benefit) provision	(912)	722	5,915	(1,928)
Depreciation and amortization	2,044	2,483	4,491	4,963
EBITDA	$(1,539)	$5,435	$24,530	$(1,489)
Stock-based compensation	965	378	2,029	1,375
Named executive officer cash severance	—	—	—	432
Pension settlement cost	—	—	2,741	—
Loss (gain) on disposal of assets, net	8,998	346	(30,744)	261
Cash bonus related to sale of assets	—	—	2,000	—
Gain on legal settlement	(2,269)	—	(2,269)	—
Adjusted EBITDA	$6,155	$6,159	$(1,713)	$579
Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022
Revenues
Total net revenues for the three months ended April 30, 2023 were $48.1 million, compared to $46.8 million for the three months ended April 30, 2022. Agribusiness revenues are similar, as detailed below ($ in thousands):

	Agribusiness Revenues for the Three Months Ended April 30,
	2023	2022	Change
Lemons	$39,270	$37,735	$1,535	4%
Avocados	3,603	3,576	27	1%
Oranges	1,383	2,617	(1,234)	(47)%
Specialty citrus and other	2,420	1,441	979	68%
Agribusiness revenues	$46,676	$45,369	$1,307	3%

•Lemons: The increase in the second quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of proceeds awarded from the Settlement Agreement in fiscal year 2023. During the second quarter of fiscal years 2023 and 2022, fresh lemon sales were $26.6 million and $27.3 million, in aggregate, on 1,547,000 and 1,552,000 cartons of lemons sold at average per carton prices of $17.23 and $17.57, respectively. Lemon revenues in the second quarter of fiscal years 2023 and 2022 included shipping and handling of $6.4 million and $6.7 million, brokered fruit and other lemon sales of $3.4 million and $2.7 million, and lemon by-product sales of $1.3 million and $1.1 million, respectively and included settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: Revenues in the second quarter of fiscal year 2023 were similar to the same period of fiscal year 2022. During the second quarter of fiscal years 2023 and 2022, 941,000 and 1,877,000 pounds of avocados were sold at an average per pound price of $1.30 and $1.90, respectively. In addition, avocado revenues included settlement proceeds of $2.4 million allocated to avocados in fiscal year 2023.
•Oranges: The decrease in the second quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume due to the sale of the Northern Properties. During the second quarter of fiscal years 2023 and 2022, 88,000 and 328,000 cartons of oranges sold at an average per carton price of $15.72 and $7.98, respectively.
•Specialty citrus and other: The increase in the second quarter of fiscal year 2023 was primarily the result of $1.4 million of farm management revenues. There were no farm management revenues in the second quarter of fiscal year 2022.
Other operations revenue in the second quarter of fiscal years 2023 and 2022 were $1.4 million.
Costs and Expenses
Our total costs and expenses in the second quarter of fiscal year 2023 were $51.9 million, compared to $44.2 million in the same period of fiscal year 2022. The 18% increase of $7.8 million was primarily the result of the loss on disposal of Cadiz Ranch assets. Costs and expenses associated with our agribusiness division are detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended April 30,
	2023	2022	Change
Packing costs	$12,833	$12,277	$556	5%
Harvest costs	6,307	5,566	741	13%
Growing costs	5,949	7,997	(2,048)	(26)%
Third-party grower and supplier costs	11,360	9,572	1,788	19%
Depreciation and amortization	1,740	2,187	(447)	(20)%
Agribusiness costs and expenses	$38,189	$37,599	$590	2%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the second quarter of fiscal years 2023 and 2022, lemon packing costs were $12.1 million and $11.7 million, respectively. During the second quarter of fiscal years 2023 and 2022, we packed and sold 1,547,000 and 1,552,000 cartons of lemons at average per carton costs of $7.81 and $7.51, respectively. Additionally, in the second quarter of fiscal years 2023 and 2022, packing costs included $0.8 million and $0.6 million of shipping costs, respectively.
•Harvest costs: The increase in the second quarter of fiscal year 2023 was primarily the result of increased volume of lemons harvested compared to the same period in fiscal year 2022.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the second quarter of fiscal year 2023 was primarily the result of farm management decisions based on weather, harvest timing, crop conditions and decreased amortization of cultural costs due to the Northern Properties sale.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the second quarter of fiscal year 2023 was primarily the result of higher prices partially offset by decreased volume of third-party grower fruit sold, compared to the same period of fiscal year 2022. Of the 1,547,000 and 1,552,000 cartons of lemons packed and sold during the second quarter of fiscal years 2023 and 2022, 765,000 (49%) and 795,000 (51%), respectively, were procured from third-party growers at average per carton prices of $11.46 and $10.13. Additionally, in the second quarter of fiscal years 2023 and 2022, we incurred $2.6 million and $1.5 million, respectively, of costs for purchased, packed fruit for resale.

•Depreciation and amortization: Depreciation and amortization expense for the second quarter of fiscal years 2023 and 2022 was $1.7 million and $2.2 million, respectively.
Other operations expenses were $1.0 million and $1.1 million in the second quarter of fiscal years 2023 and 2022, respectively.
Loss on disposal of assets, net was $9.0 million and $0.3 million in the second quarter of fiscal years 2023 and 2022, respectively. The increase is primarily related to the disposal of Cadiz Ranch assets in fiscal year 2023.
Gain on legal settlement was $2.3 million in the second quarter of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative costs and expenses were $6.0 million and $5.1 million in the second quarter of fiscal years 2023 and 2022, respectively. The 17% increase of $0.9 million was primarily the result of:
•$0.5 million net increase in salaries, benefits and incentive compensation;
•$0.3 million increase in selling expenses; and
•$0.1 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other Income (Expense)
Other income (expense) was $1.3 million and $(0.3) million in the second quarter of fiscal years 2023 and 2022, respectively. The change of $1.6 million in other income was primarily the result of:
•$1.7 million decrease in interest expense as a result of a $1.4 million patronage dividend recorded in the second quarter of fiscal year 2023;
•$0.2 million decrease of equity in earnings of investments; and
•$0.1 million increase of other income, net.
Income Taxes
We recorded an estimated income tax benefit (provision) of $0.9 million and $(0.7) million in the second quarter of fiscal years 2023 and 2022 on pre-tax (loss) income of $(2.5) million and $2.3 million, respectively. The tax benefit recorded for the second quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2023, excluding discrete items, is approximately 30.4%.
Net Loss (Income) Attributable to Noncontrolling Interest
Net loss (income) attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss (income) in the second quarter of fiscal years 2023 and 2022, respectively.
Six Months Ended April 30, 2023 Compared to the Six Months Ended April 30, 2022
Revenues
Total net revenues for the six months ended April 30, 2023 and 2022 were $86.0 million. Agribusiness revenues are detailed below ($ in thousands):

	Agribusiness Revenues for the Six Months Ended April 30,
	2023	2022	Change
Lemons	$73,399	$73,303	$96	—%
Avocados	3,603	4,342	(739)	(17)%
Oranges	2,535	3,490	(955)	(27)%
Specialty citrus and other	3,667	2,317	1,350	58%
Agribusiness revenues	$83,204	$83,452	$(248)	—%

•Lemons: Revenues in the first six months of fiscal year 2023 were similar compared to the same period of fiscal year 2022, primarily due to proceeds awarded from the Settlement Agreement in fiscal year 2023, partially offset by decreased brokered fruit and other lemon sales. During the first six months of fiscal years 2023 and 2022, fresh lemon sales were $51.3 million and $52.0 million, in aggregate, on 2,855,000 and 2,759,000 cartons of lemons sold at average per carton prices of $17.98 and $18.85, respectively. Lemon revenues in the first six months of fiscal years 2023 and 2022 included shipping and handling of $12.1 million and $12.7 million, brokered fruit and other lemon sales of $6.0 million and $6.5 million, and lemon by-product sales of $2.6 million and $2.1 million, respectively and included settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: The decrease in the first six months of fiscal year 2023, compared to the same period in fiscal year 2022, was primarily the result of decreased volume and lower prices of avocados sold, partially offset by proceeds awarded from the Settlement Agreement in fiscal year 2023. During the first six months of fiscal years 2023 and 2022, 941,000 and 2,242,000 pounds of avocados were sold at an average per pound price of $1.30 and $1.94, respectively. In addition, avocado revenues included settlement proceeds of $2.4 million allocated to avocados in fiscal year 2023.
•Oranges: The decrease in the first six months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume due to the sale of the Northern Properties. During the first six months of fiscal years 2023 and 2022, 152,000 and 381,000 cartons of oranges were sold at an average per carton price of $16.68 and $9.16, respectively.
•Specialty citrus and other: The increase in the first six months of fiscal year 2023, compared to the same period of fiscal year 2022 was primarily the result of $1.4 million of farm management revenues. There were no farm management revenues in the first six months of fiscal year 2022.
Other operations revenue in the first six months of fiscal years 2023 and 2022 was $2.8 million and $2.6 million, respectively.
Costs and Expenses
Our total costs and expenses in the first six months of fiscal year 2023 were $63.9 million, compared to $93.0 million in the same period of fiscal year 2022. The 31% decrease of $29.0 million was primarily the result of increased gain on disposal of assets, primarily related to the Northern Properties sale partially offset by the disposal of Cadiz Ranch assets. Costs and expenses associated with our agribusiness division are detailed below ($ in thousands):

	Agribusiness Costs and Expenses for the Six Months Ended April 30,
	2023	2022	Change
Packing costs	$25,172	$23,557	$1,615	7%
Harvest costs	10,385	10,812	(427)	(4)%
Growing costs	13,620	16,275	(2,655)	(16)%
Third-party grower and supplier costs	26,378	23,827	2,551	11%
Depreciation and amortization	3,875	4,372	(497)	(11)%
Agribusiness costs and expenses	$79,430	$78,843	$587	1%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first six months of fiscal years 2023 and 2022, lemon packing costs were $23.4 million and $22.2 million, respectively. During the first six months of fiscal years 2023 and 2022, we packed and sold 2,855,000 and 2,759,000 cartons of lemons at average per carton costs of $8.21 and $8.05, respectively. Additionally, in the first six months of fiscal years 2023 and 2022, packing costs included $1.7 million and $1.3 million of shipping costs, respectively.
•Harvest costs: The decrease in the first six months of fiscal year 2023 was primarily the result of decreased volume of avocados, oranges and specialty citrus compared to the same period in fiscal year 2022.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first six months of fiscal year 2023 was primarily the result of farm management decisions based on weather, harvest timing, crop conditions and decreased amortization of cultural costs due to the Northern Properties sale.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers is referred to as third-party grower and supplier costs. The increase in the first six months of fiscal year 2023 was primarily the result of increased volume, partially offset by lower prices of third-party grower fruit sold, compared to the same period of fiscal year 2022. Of the 2,855,000 and 2,759,000 cartons of lemons packed and sold during the first six months of fiscal years 2023 and 2022, 1,630,000 (57%) and 1,488,000 (54%), respectively, were procured from third-party growers at average per carton prices of $12.60 and $13.00. Additionally, in the first six months of fiscal years 2023 and 2022, we incurred $5.8 million and $4.5 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first six months of fiscal years 2023 and 2022 was $3.9 million and $4.4 million, respectively.
Other operations expenses were $2.2 million in the first six months of fiscal years 2023 and 2022.
(Gain) loss on disposal of assets, net was $(30.7) million and $0.3 million in the first six months of fiscal years 2023 and 2022, respectively. The change is primarily related to the sale of our Northern Properties in fiscal year 2023, partially offset by the disposal of Cadiz Ranch assets.
Gain on legal settlement was $2.3 million in the second quarter of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative costs and expenses were $15.3 million and $11.7 million in the first six months of fiscal years 2023 and 2022, respectively. The 30% increase of $3.6 million was primarily the result of:
•$2.6 million net increase in salaries, benefits and incentive compensation;
•$0.4 million increase in selling expenses; and
•$0.6 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other (Expense) Income
Other (expense) income was $(2.2) million and immaterial in the first six months of fiscal years 2023 and 2022, respectively. The change of $(2.2) million in other expense was primarily the result of:
•$0.3 million decrease of interest expense, and
•$2.5 million increase of other expense, net; primarily as a result of pension settlement costs.
Income Taxes
We recorded an estimated income tax (provision) benefit of $(5.9) million and $1.9 million in the first six months of fiscal years 2023 and 2022 on pre-tax income (loss) of $19.8 million and $(7.0) million, respectively. The tax provision recorded for the first six months of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2023, excluding discrete items, is approximately 30.4%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the first six months of fiscal years 2023 and 2022.
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

Three Months Ended April 30, 2023, Compared to the Three Months Ended April 30, 2022
The following table shows the segment results of operations for the three months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,847	$6,423	$—	$3,603	$3,803	$46,676	$1,394	$48,070
Intersegment revenue	—	10,309	(10,309)	—	—	—	—	—
Total net revenues	32,847	16,732	(10,309)	3,603	3,803	46,676	1,394	48,070
Costs and expenses	29,977	12,075	(10,309)	1,023	3,683	36,449	13,439	49,888
Depreciation and amortization	—	—	—	—	—	1,740	304	2,044
Operating income (loss)	$2,870	$4,657	$—	$2,580	$120	$8,487	$(12,349)	$(3,862)
The following table shows the segment results of operations for the three months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,992	$6,743	$—	$3,576	$4,058	$45,369	$1,381	$46,750
Intersegment revenue	—	9,373	(9,373)	—	—	—	—	—
Total net revenues	30,992	16,116	(9,373)	3,576	4,058	45,369	1,381	46,750
Costs and expenses	27,222	11,662	(9,373)	2,073	3,828	35,412	6,269	41,681
Depreciation and amortization	—	—	—	—	—	2,187	296	2,483
Operating income (loss)	$3,770	$4,454	$—	$1,503	$230	$7,770	$(5,184)	$2,586
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered fruit and other lemon revenue. For the second quarter of fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $32.8 million and $31.0 million, respectively. The 6% increase of $1.9 million was primarily the result of proceeds awarded from the Settlement Agreement allocated to fresh lemons in fiscal year 2023.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the second quarter of fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $30.0 million and $27.2 million, respectively. The 10% increase of $2.8 million was primarily the result of:
•Harvest costs for the second quarter of fiscal year 2023 were $1.7 million higher than the same period of fiscal year 2022.
•Growing costs for the second quarter of fiscal year 2023 were $0.1 million higher than the same period of fiscal year 2022.
•Third-party grower and supplier costs for the second quarter of fiscal year 2023 were $0.2 million lower than the same period of fiscal year 2022.
•Transportation costs for the second quarter of fiscal year 2023 were $0.1 million higher than the same period of fiscal year 2022.
•Intersegment costs and expenses for the second quarter of fiscal year 2023 were $0.9 million higher than the same period of fiscal year 2022.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the second quarter of fiscal years 2023 and 2022, our lemon packing segment total net revenues were $16.7 million and $16.1 million, respectively. The 4% increase of $0.6 million was primarily the result of increased intersegment packing revenue.
Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the second quarter of fiscal years 2023 and 2022, our lemon packing costs and expenses were $12.1 million and $11.7 million, respectively. The 4% increase of $0.4 million was primarily the result of increased labor and benefit costs.

For the second quarter of fiscal years 2023 and 2022, lemon packing segment operating income per carton sold was $3.01 and $2.87, respectively.
In the second quarter of fiscal years 2023 and 2022, the lemon packing segment included $10.3 million and $9.4 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the second quarter of fiscal years 2023 and 2022, our avocados segment had revenues of $3.6 million.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the second quarter of fiscal years 2023 and 2022, our avocados segment costs and expenses were $1.0 million and $2.1 million, respectively. The decrease of $1.1 million primarily consisted of the following:
•Harvest costs for the first six months of fiscal year 2023 were $0.2 million lower than the same period of fiscal year 2022.
•Growing costs for the first six months of fiscal year 2023 were $0.8 million lower than the same period of fiscal year 2022.
Other Agribusiness
For the second quarter of fiscal years 2023 and 2022, our other agribusiness segment total net revenues were $3.8 million and $4.1 million, respectively. The 6% decrease of $0.3 million was primarily the result of:
•Orange revenues for the second quarter of fiscal year 2023 were $1.2 million lower than the same period of fiscal year 2022.
•Specialty citrus and other revenues for the second quarter of fiscal year 2023 were $1.0 million higher than the same period of fiscal year 2022.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the second quarter of fiscal years 2023 and 2022, our other agribusiness costs and expenses were $3.7 million and $3.8 million, respectively. The 4% decrease of $0.1 million was primarily the result of:
•Harvest costs for the second quarter of fiscal year 2023 were $0.8 million lower than the same period of fiscal year 2022.
•Growing costs for the second quarter of fiscal year 2023 were $1.3 million lower than the same period of fiscal year 2022.
•Purchased fruit costs for the second quarter of fiscal year 2023 were $2.0 million higher than the same period of fiscal year 2022.
Total agribusiness depreciation and amortization expenses for the second quarter of fiscal years 2023 and 2022 were $1.7 million and $2.2 million, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.4 million for the second quarter of fiscal years 2023 and 2022.
Costs and expenses in our corporate and other operations for the second quarter of fiscal years 2023 and 2022 were approximately $13.4 million and $6.3 million, respectively, and include selling, general and administrative costs and expenses, loss on disposal of assets and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for the second quarter of fiscal years 2023 and 2022 were similar at $0.3 million.

Six Months Ended April 30, 2023, Compared to the Six Months Ended April 30, 2022
The following table shows the segment results of operations for the six months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$61,328	$12,071	$—	$3,603	$6,202	$83,204	$2,767	$85,971
Intersegment revenue	—	17,672	(17,672)	—	—	—	—	—
Total net revenues	61,328	29,743	(17,672)	3,603	6,202	83,204	2,767	85,971
Costs and expenses (gain)	63,277	23,428	(17,672)	1,023	5,499	75,555	(16,097)	59,458
Depreciation and amortization	—	—	—	—	—	3,875	616	4,491
Operating income (loss)	$(1,949)	$6,315	$—	$2,580	$703	$3,774	$18,248	$22,022
The following table shows the segment results of operations for the six months ended April 30, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$60,592	$12,711	$—	$4,342	$5,807	$83,452	$2,572	$86,024
Intersegment revenue	—	15,962	(15,962)	—	—	—	—	—
Total net revenues	60,592	28,673	(15,962)	4,342	5,807	83,452	2,572	86,024
Costs and expenses	59,383	22,218	(15,962)	2,394	6,438	74,471	13,562	88,033
Depreciation and amortization	—	—	—	—	—	4,372	591	4,963
Operating income (loss)	$1,209	$6,455	$—	$1,948	$(631)	$4,609	$(11,581)	$(6,972)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered fruit and other lemon revenue. For the first six months of fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $61.3 million and $60.6 million, respectively. The 1% increase of $0.7 million was primarily the result of proceeds awarded from the Settlement Agreement allocated to fresh lemons in fiscal year 2023, partially offset by a net decrease in brokered fruit and other lemon sales.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the first six months of fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $63.3 million and $59.4 million, respectively. The 7% increase of $3.9 million was primarily the result of:
•Harvest costs for the first six months of fiscal year 2023 were $0.7 million higher than the same period of fiscal year 2022.
•Growing costs for the first six months of fiscal year 2023 were $1.2 million higher than the same period of fiscal year 2022.
•Third-party grower and supplier costs for the first six months of fiscal year 2023 were $0.1 million lower than the same period of fiscal year 2022.
•Transportation costs for the first six months of fiscal year 2023 were $0.4 million higher than the same period of fiscal year 2022.
•Intersegment costs and expenses for the first six months of fiscal year 2023 were $1.7 million higher than the same period of fiscal year 2022.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the first six months of fiscal years 2023 and 2022, our lemon packing segment total net revenues were $29.7 million and $28.7 million, respectively. The 4% increase of $1.1 million was primarily the result of increased volume of lemons packed and sold and increased intersegment packing revenue.

Costs and expenses associated with our lemon packing segment consist of the cost to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first six months of fiscal years 2023 and 2022, our lemon packing costs and expenses were $23.4 million and $22.2 million, respectively. The 5% increase of $1.2 million was primarily the result of increased volume of lemons packed and sold and increased labor and benefit costs.
For the first six months of fiscal years 2023 and 2022, lemon packing segment operating income per carton sold was $2.21 and $2.34, respectively.
In the first six months of fiscal years 2023 and 2022, the lemon packing segment included $17.7 million and $16.0 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first six months of fiscal year 2023 and 2022, our avocados segment had revenues of $3.6 million and $4.3 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the first six months of fiscal years 2023 and 2022, our avocados segment costs and expenses were $1.0 million and $2.4 million, respectively. The decrease of $1.4 million primarily consisted of the following:
•Harvest costs for the first six months of fiscal year 2023 were $0.3 million lower than the same period of fiscal year 2022.
•Growing costs for the first six months of fiscal year 2023 were $1.1 million lower than the same period of fiscal year 2022.
Other Agribusiness
For the first six months of fiscal years 2023 and 2022, our other agribusiness segment total net revenues were $6.2 million and $5.8 million, respectively. The 7% increase of $0.4 million was primarily the result of:
•Orange revenues for the first six months of fiscal year 2023 were $1.0 million lower than the same period of fiscal year 2022.
•Specialty citrus and other revenues for the first six months of fiscal year 2023 were $1.4 million higher than the same period of fiscal year 2022.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first six months of fiscal years 2023 and 2022, our other agribusiness costs and expenses were $5.5 million and $6.4 million, respectively. The (15)% decrease of $0.9 million was primarily the result of:
•Harvest costs for the first six months of fiscal year 2023 were $0.8 million lower than the same period of fiscal year 2022.
•Growing costs for the first six months of fiscal year 2023 were $2.7 million lower than the same period of fiscal year 2022.
•Purchased fruit costs for the first six months of fiscal year 2023 were $2.6 million higher than the same period of fiscal year 2022.
Total agribusiness depreciation and amortization expenses for the first six months of fiscal years 2023 and 2022 were $3.9 million and $4.4 million, respectively.
Corporate and Other
Our corporate and other operations had revenues of $2.8 million and $2.6 million for the first six months of fiscal years 2023 and 2022, respectively.
Costs and expenses in our corporate and other operations for the first six months of fiscal years 2023 and 2022 were approximately $(16.1) million and $13.6 million, respectively, and include selling, general and administrative costs and expenses, (gain) loss on disposal of assets and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for the first six months of fiscal years 2023 and 2022 were similar at $0.6 million.

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
Results of Operations for the Trailing Twelve Months Ended April 30, 2023 and 2022
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2023	2022
Net revenues:
Agribusiness	$179,033	$163,707
Other operations	5,519	4,937
Total net revenues	184,552	168,644
Costs and expenses:
Agribusiness	161,238	153,955
Other operations	4,518	4,327
(Gain) loss on disposal of assets	(35,505)	370
Gain on legal settlement	(2,269)	—
Selling, general and administrative	25,375	20,041
Total costs and expenses	153,357	178,693
Operating income (loss)	31,195	(10,049)
Other (expense) income:
Interest income	75	359
Interest expense, net of patronage dividends	(1,986)	(1,494)
Equity in earnings of investments, net	1,306	2,544
Other (expense) income, net	(3,460)	131
Total other (expense) income	(4,065)	1,540
Income (loss) before income tax (provision) benefit	27,130	(8,509)
Income tax (provision) benefit	(8,666)	1,981
Net income (loss)	18,464	(6,528)
Loss attributable to noncontrolling interest	275	405
Net income (loss) attributable to Limoneira Company	$18,739	$(6,123)

The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues increased $15.9 million in the twelve months ended April 30, 2023, compared to the twelve months ended April 30, 2022, primarily related to increased agribusiness revenues, particularly increased avocado sales, oranges and specialty crops.
•Total costs and expenses decreased $25.3 million in the twelve months ended April 30, 2023, compared to the twelve months ended April 30, 2022, primarily related to gain on disposal of assets and gain on legal settlement, partially offset by increased agribusiness costs and selling, general and administrative expenses.
•Total other expense increased $5.6 million in the twelve months ended April 30, 2023, compared to the twelve months ended April 30, 2022, primarily related to decreased equity in earnings of investments and increased other expense primarily due to pension settlement costs.
•Income tax provision increased $10.6 million in the twelve months ended April 30, 2023, compared to the twelve months ended April 30, 2022, primarily related to an increase in pre-tax income of $35.6 million.
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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of April 30, 2023, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
For the six months ended April 30, 2023, net cash used in operating activities was $18.4 million, compared to net cash used in operating activities of $1.2 million for the six months ended April 30, 2022. The significant components of our cash flows used in operating activities were as follows:
•Net income (loss) for the six months ended April 30, 2023 and 2022 was $13.9 million and $(5.0) million, respectively. The components of net income in the six months ended April 30, 2023, compared to the net loss in the same period in fiscal year 2022 consisted of an increase in operating income of $29.0 million, an increase in total other expense of $2.2 million and an increase in income tax provision of $7.8 million.
•Adjustments to reconcile net income (loss) to net cash used in operating activities:
◦Adjustments used $18.5 million and provided $5.0 million in the six months ended April 30, 2023 and 2022, respectively, primarily related to depreciation and amortization, gain on disposal of assets, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities used $13.8 million and $1.1 million of operating cash in the six months ended April 30, 2023 and 2022, respectively, primarily related to accounts receivables/other from related parties, cultural costs, prepaid expenses/other current assets, accounts payable/growers and suppliers payable and accrued liabilities/payables to related parties.

Cash Flows from Investing Activities
For the six months ended April 30, 2023 and 2022, net cash provided by (used in) investing activities was $95.4 million and $(0.4) million, respectively.
•The $95.4 million of cash provided by investing activities during the six months ended April 30, 2023 was comprised primarily of net proceeds from sales of assets of $98.5 million, net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $5.4 million, primarily related to orchard and vineyard development.
•The $0.4 million of cash used in investing activities during the six months ended April 30, 2022 was comprised primarily of capital expenditures of $4.1 million primarily related to orchard and vineyard development, partially offset by net proceeds from sales of assets of $1.1 million and collection of note receivable of $2.6 million.
Cash Flows from Financing Activities
For the six months ended April 30, 2023 and 2022, net cash (used in) provided by financing activities was $(68.0) million and $2.3 million, respectively.
•The $68.0 million of cash used in financing activities during the six months ended April 30, 2023 was comprised primarily of net repayments of long-term debt of $64.8 million and common and preferred stock dividends of $2.9 million.
•The $2.3 million of cash provided by financing activities during the six months ended April 30, 2022 was comprised primarily of net borrowings of long-term debt of $6.5 million, partially offset by common and preferred dividends of $2.9 million and the exchange of common stock of $1.1 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations and from our AgWest Farm Credit Facility, which includes the Master Loan Agreement (the "MLA") and Supplements. In addition, we have Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
In June 2021, we entered into the MLA with AgWest Farm Credit, formerly known as Farm Credit West, PCA (the "Lender"), together with the Supplements and a Fixed Interest Rate Agreement, which extends the principal repayment to July 1, 2026. The MLA governs the terms of the Supplements.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of April 30, 2023, our outstanding borrowings under the AgWest Farm Credit Facility were $40.0 million and we had $75.0 million of availability.
On January 31, 2023, the Company sold the Northern Properties which resulted in total net proceeds of $98.4 million. The proceeds were used to pay down all of the Company's domestic debt except the Non-Revolving Credit Supplement.
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
Dividends
The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.3 million in the six months ended April 30, 2023 and 2022.
Cash dividends declared in the six months ended April 30, 2023 and 2022 were $0.15 per common share and such dividends paid were $2.7 million in the six months ended April 30, 2023 and 2022.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the six months ended April 30, 2023, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2022. Please refer to that filing for a description of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 22, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of April 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2023, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2023 - February 28, 2023	—	$—	—	—
March 1, 2023 - March 31, 2023	1,594	$16.03	—	—
April 1, 2023 - April 30, 2023	—	$—	—	—
Total	1,594		—	—
(1) Shares were acquired from an employee in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of a restricted stock award.
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

3.6	Amended and Restated Bylaws of Limoneira Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed October 27, 2021 (File No. 001-34755))

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
10.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated October 10, 2022, by and between Limoneira Company and PGIM Real Estate Finance, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.2
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 17, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.3
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 24, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 31, 2023)

10.4
Farm Management Agreement, dated January 31, 2023, by and between Capital Agricultural Property Services, Inc. and Limoneira Company (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023)

10.5
Grower Packing & Marketing Agreement, dated as of January 31, 2023, by and between Limoneira Company and PAI Centurion Citrus, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023)

10.6*	Confidential Settlement Agreement and Release, dated as of April 18, 2023, by and between Limoneira Company, Southern California Edison Company and Edison International

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

June 6, 2023	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 6, 2023	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)