Form 10-Q
period 2023-07-31
Limoneira CO
filed 2023-09-07
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From              To
Commission File Number: 001-34755

LIMONEIRA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77-0260692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1141 Cummings Road
Santa Paula, CA 93060
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (805) 525-5541
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01	LMNR	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2023, there were 17,978,910 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include:
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
•loss of important intellectual property rights; and
•other factors disclosed in our public filings with the Securities and Exchange Commission (the “SEC”).
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
The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.
All references to “we,” “us,” “our,” “our Company,” “the Company” or “Limoneira” in this Quarterly Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	July 31, 2023	October 31, 2022
Assets
Current assets:
Cash	$11,007	$857
Accounts receivable, net	18,067	15,651
Cultural costs	2,618	8,643
Prepaid expenses and other current assets	6,117	8,496
Receivables/other from related parties	5,229	3,888
Total current assets	43,038	37,535
Property, plant and equipment, net	162,836	222,628
Real estate development	9,967	9,706
Equity in investments	73,425	72,855
Goodwill	1,524	1,506
Intangible assets, net	6,996	7,317
Other assets	14,887	16,971
Total assets	$312,673	$368,518
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$8,985	$10,663
Growers and suppliers payable	7,604	10,740
Accrued liabilities	8,392	11,060
Payables to related parties	4,704	4,860
Income taxes payable	7,175	219
Current portion of long-term debt	435	1,732
Total current liabilities	37,295	39,274
Long-term liabilities:
Long-term debt, less current portion	40,735	104,076
Deferred income taxes	22,363	23,497
Other long-term liabilities	6,079	9,807
Total liabilities	106,472	176,654
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2023 and October 31, 2022) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2023 and October 31, 2022) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2023 and October 31, 2022)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,229,887 and 17,935,292 shares issued and 17,978,910 and 17,684,315 shares outstanding at July 31, 2023 and October 31, 2022, respectively)	180	177
Additional paid-in capital	167,925	165,169
Retained earnings	23,945	15,500
Accumulated other comprehensive loss	(4,496)	(7,908)
Treasury stock, at cost, 250,977 shares at July 31, 2023 and October 31, 2022	(3,493)	(3,493)
Noncontrolling interest	11,330	11,609
Total stockholders' equity	195,391	181,054
Total liabilities, convertible preferred stock and stockholders' equity	$312,673	$368,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net revenues:
Agribusiness	$51,092	$57,594	$134,296	$141,046
Other operations	1,405	1,329	4,172	3,901
Total net revenues	52,497	58,923	138,468	144,947
Costs and expenses:
Agribusiness	46,845	41,463	126,275	120,306
Other operations	1,034	1,127	3,281	3,294
Loss (gain) on disposal of assets, net	1,545	242	(29,199)	503
Gain on legal settlement	—	—	(2,269)	—
Selling, general and administrative	4,622	5,031	19,907	16,756
Total costs and expenses	54,046	47,863	117,995	140,859
Operating (loss) income	(1,549)	11,060	20,473	4,088
Other (expense) income:
Interest income	178	6	248	54
Interest expense, net of patronage dividends	(241)	(772)	(417)	(1,253)
Equity in earnings of investments, net	199	331	514	681
Other (expense) income, net	(215)	13	(2,627)	106
Total other expense	(79)	(422)	(2,282)	(412)
(Loss) income before income tax benefit (provision)	(1,628)	10,638	18,191	3,676
Income tax benefit (provision)	378	(3,313)	(5,537)	(1,385)
Net (loss) income	(1,250)	7,325	12,654	2,291
Net loss attributable to noncontrolling interest	87	52	201	129
Net (loss) income attributable to Limoneira Company	(1,163)	7,377	12,855	2,420
Preferred dividends	(125)	(125)	(376)	(376)
Net (loss) income applicable to common stock	$(1,288)	$7,252	$12,479	$2,044

Basic net (loss) income per common share	$(0.07)	$0.41	$0.70	$0.11

Diluted net (loss) income per common share	$(0.07)	$0.40	$0.69	$0.11

Weighted-average common shares outstanding-basic	17,621	17,529	17,597	17,481
Weighted-average common shares outstanding-diluted	17,621	18,334	18,381	17,481
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net (loss) income	$(1,250)	$7,325	$12,654	$2,291
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(485)	(828)	1,688	(1,779)
Minimum pension liability adjustments, net of tax of $0, $27, $(135) and $81 for the three and nine months ended July 31, 2023 and 2022, respectively	—	72	(220)	217
Pension settlement cost, net of tax of $0 and $756 for the three and nine months ended July 31, 2023	—	—	1,944	—
Total other comprehensive (loss) income, net of tax	(485)	(756)	3,412	(1,562)
Comprehensive (loss) income	(1,735)	6,569	16,066	729
Comprehensive loss attributable to noncontrolling interest	87	80	201	161
Comprehensive (loss) income attributable to Limoneira Company	$(1,648)	$6,649	$16,267	$890
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	149,900	2	963	—	—	—	—	965	—	—
Exchange of common stock	(1,594)	—	(26)	—	—	—	—	(26)	—	—
Net loss	—	—	—	(1,613)	—	—	(17)	(1,630)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	—
Balance at April 30, 2023	17,978,910	$180	$167,169	$26,582	$(4,011)	$(3,493)	$11,417	$197,844	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,349)	—	—	—	(1,349)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	756	—	—	—	—	756	—	—
Net loss	—	—	—	(1,163)	—	—	(87)	(1,250)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(485)	—	—	(485)	—	—
Balance at July 31, 2023	17,978,910	$180	$167,925	$23,945	$(4,496)	$(3,493)	$11,330	$195,391	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,328)	—	—	—	(1,328)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 $10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	70,000	1	996	—	—	—	—	997	—	—
Exchange of common stock	(55,362)	—	(900)	—	—	—	—	(900)	—	—
Net loss	—	—	—	(6,518)	—	—	(88)	(6,606)	—	—
Other comprehensive income, net of tax	—	—	—	—	127	—	2	129	—	—
Balance at January 31, 2022	17,700,038	$180	$164,061	$13,581	$(5,606)	$(3,493)	$11,879	$180,602	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	34,231	—	378	—	—	—	—	378	—	—
Exchange of common stock	(12,718)	—	(186)	—	—	—	—	(186)	—	—
Net income	—	—	—	1,561	—	—	11	1,572	—	—
Other comprehensive loss, net of tax	—	—	—	—	(933)	—	(6)	(939)	—	—
Balance at April 30, 2022	17,721,551	$180	$164,253	$13,691	$(6,539)	$(3,493)	$11,884	$179,976	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,325)	—	—	—	(1,325)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	618	—	—	—	—	618	—	—
Net income (loss)	—	—	—	7,377	—	—	(52)	7,325	—	—
Other comprehensive loss, net of tax	—	—	—	—	(756)	—	(28)	(784)	—	—
Balance at July 31, 2022	17,721,551	$180	$164,871	$19,618	$(7,295)	$(3,493)	$11,804	$185,685	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended July 31,
	2023	2022
Operating activities
Net income	$12,654	$2,291
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,510	7,432
(Gain) loss on disposal of assets, net	(29,199)	503
Gain on legal settlement	(853)	—
Stock compensation expense	2,785	1,993
Non-cash lease expense	1,226	323
Equity in earnings of investments, net	(514)	(681)
Cash distributions from equity investments	220	132
Deferred income taxes	5,537	1,385
Other, net	161	816
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(3,881)	(1,260)
Cultural costs	2,175	1,168
Prepaid expenses and other current assets	(336)	(4,181)
Income taxes payable	(330)	—
Other assets	19	3
Accounts payable and growers and suppliers payable	(4,442)	(424)
Accrued liabilities and payables to related parties	(3,073)	1,612
Other long-term liabilities	(1,247)	(193)
Net cash (used in) provided by operating activities	(12,588)	10,919
Investing activities
Capital expenditures	(8,960)	(7,673)
Net proceeds from sales of assets	98,526	110
Net proceeds from legal settlement	853	—
Net proceeds from sale of real estate development assets	2,577	—
Cash distribution from Trapani Fresh	82	—
Collection on notes receivable	66	2,755
Equity investment contributions	(275)	—
Investments in mutual water companies and water rights	(511)	(494)
Net cash provided by (used in) investing activities	92,358	(5,302)
Financing activities
Borrowings of long-term debt	57,940	119,204
Repayments of long-term debt	(122,827)	(119,327)
Proceeds from equipment financings	—	1,020
Principal paid on finance lease and equipment financings	(323)	(271)
Dividends paid – common	(4,034)	(3,978)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(26)	(1,086)
Net cash used in financing activities	(69,646)	(4,814)
Effect of exchange rate changes on cash	26	(247)
Net increase in cash	10,150	556
Cash at beginning of period	857	439
Cash at end of period	$11,007	$995

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Nine Months Ended July 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$592	$1,108
Cash paid during the period for income taxes	$330	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$—	$359
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
The Company markets and sells citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Europe and other international markets. The Company is a member of Sunkist Growers, Inc., an agricultural marketing cooperative, and sells a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.
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
The following table summarizes other comprehensive loss by component (in thousands):

	Three Months Ended July 31,
	2023			2022
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(485)	$—	$(485)	$(828)	$—	$(828)
Minimum pension liability adjustments:
Other comprehensive income before reclassifications	—	—	—	99	(27)	72
Other comprehensive loss	$(485)	$—	$(485)	$(729)	$(27)	$(756)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)

	Nine Months Ended July 31,
	2023			2022
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$1,688	$—	$1,688	$(1,779)	$—	$(1,779)
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	(355)	135	(220)	298	(81)	217
Amounts reclassified to earnings included in "Other income (expense), net"	2,700	(756)	1,944	—	—	—
Other comprehensive income (loss)	$4,033	$(621)	$3,412	$(1,481)	$(81)	$(1,562)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	1,688	1,724	3,412
Balance at July 31, 2023	$(4,496)	$—	$(4,496)

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive (loss) income	(1,779)	217	(1,562)
Balance at July 31, 2022	$(5,533)	$(1,762)	$(7,295)
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
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 12% of revenue for the nine months ended July 31, 2023. No individual customer represented more than 10% of accounts receivable, net as of July 31, 2023.
No individual supplier represented 10% of accounts payable as of July 31, 2023.
Lemons procured from third-party growers were 53% and 51% of the Company's lemon supply for the nine months ended July 31, 2023 and 2022, respectively. One third-party grower was 11% of the lemon supply for the nine months ended July 31, 2023.
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
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit $40,000,000 non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax loss of $1,667,000 and $776,000 for the nine months ended July 31, 2023 and 2022, respectively.
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
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 during the nine months ended July 31, 2023.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2023	October 31, 2022
Prepaid supplies and insurance	$2,753	$2,958
Real estate development held for sale	—	2,670
Sales tax receivable	472	475
Lemon supplier advances	1,907	1,188
Other	985	1,205
	$6,117	$8,496

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $9,967,000 and $9,706,000 at July 31, 2023 and October 31, 2022, respectively.
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB, and sold a 50% interest to Lewis for $20,000,000.
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property and East Area II, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 at July 31, 2023 and October 31, 2022, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had an outstanding balance of $15,000,000 as of July 31, 2023.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction, which is included in other long-term liabilities as of July 31, 2023 and October 31, 2022. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $275,000 to LLCB II during the nine months ended July 31, 2023.
Through July 31, 2023, LLCB has closed sales of initial residential lots representing 586 residential units.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the nine months ended July 31, 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	July 31, 2023	October 31, 2022
Limoneira Lewis Community Builders, LLC	$61,605	$61,154
LLCB II, LLC	8,297	8,023
Limco Del Mar, Ltd.	1,839	2,024
Rosales	1,182	1,147
Romney Property Partnership	502	507
	$73,425	$72,855
Net amounts due from Rosales were $2,348,000 and $270,000 at July 31, 2023 and October 31, 2022, respectively, and are included in receivables/other from related parties.
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the nine months ended July 31, 2023 and 2022, this threshold was not met for any of the Company's equity investments.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2022	$1,506
Foreign currency translation adjustment	18
Balance at July 31, 2023	$1,524
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2023.
Intangible assets consist of the following (in thousands):

	July 31, 2023				October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,053)	1,055	8	$2,108	$(881)	$1,227	8
Customer relationships	4,037	(1,998)	2,039	9	4,037	(1,660)	2,377	9
Non-competition agreement	437	(119)	318	8	437	(76)	361	8
Acquired water and mineral rights	3,584	—	3,584	Indefinite	3,352	—	3,352	Indefinite
	$10,166	$(3,170)	$6,996		$9,934	$(2,617)	$7,317

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Amortization expense totaled $178,000 and $182,000 for the three months ended July 31, 2023 and 2022, respectively. Amortization expense totaled $553,000 and $543,000 for the nine months ended July 31, 2023 and 2022 respectively.
Estimated future amortization expense of intangible assets as of July 31, 2023 is as follows (in thousands):

2023 (remaining three months)	$176
2024	711
2025	711
2026	711
2027	427
Thereafter	676
$3,412
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of July 31, 2023 and October 31, 2022 were $5,691,000 and $6,500,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 31, 2023	October 31, 2022
Compensation	$1,886	$3,572
Property taxes	370	664
Operating expenses	2,548	2,341
Leases	2,233	2,026
Other	1,355	2,457
	$8,392	$11,060

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2023	October 31, 2022
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month Secured Overnight Financing Rate (“SOFR”), which was 5.11% at July 31, 2023, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$88,521
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	919
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	7,562
AgWest Farm Credit term loan: The interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan was repaid in January 2023.	—	5,555
AgWest Farm Credit term loan: The interest rate was fixed at 3.19%. The loan was repaid in January 2023.	—	2,003
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	633	675
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	158	233
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	379	434
Subtotal	41,170	105,902
Less deferred financing costs, net of accumulated amortization	—	94
Total long-term debt, net	41,170	105,808
Less current portion	435	1,732
Long-term debt, less current portion	$40,735	$104,076
The Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, formerly known as Farm Credit West, (the “Lender”) dated June 1, 2021, together with a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”) and an agreement to convert to a fixed interest rate for a period of time as described in the table above (“Fixed Interest Rate Agreement”). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 19, 2017, and extends the principal repayment to July 1, 2026.
In March 2020, the Company entered into a revolving equity line of credit promissory note and loan agreement with the Lender for a $15,000,000 Revolving Equity Line of Credit (the “RELOC”) secured by a first lien on the Windfall Investors, LLC property. The RELOC featured a 3-year draw period followed by 20 years of fully amortized loan payments. On March 31, 2023, the draw period expired and the RELOC was closed as there was no balance outstanding.
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of July 31, 2023, the Company's outstanding borrowings under the Supplements were $40,000,000 and it had $75,000,000 available to borrow.
In January 2023, the Company used the proceeds from the Northern Properties sale as described in Note 3 - Asset Sales and Disposals to reduce the Company's long-term debt.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement was based on the one-month LIBOR plus or minus an applicable margin. As of January 1, 2023, the rate transitioned from LIBOR to the SOFR. The applicable margin ranges from 1.78% to 2.28% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each one-year anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio greater than or equal to 1.25:1.0 when measured as of October 31, 2023, and annually thereafter. The Company was in compliance with the covenants as of October 31, 2022. In September 2023, the Lender modified the covenant to defer measurement at October 31, 2023 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2024.
In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,413,000 in the second quarter of fiscal year 2023. In December 2021, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,582,000 in February 2022.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $207,000 and $235,000 during the three months ended July 31, 2023 and 2022, respectively and $513,000 and $235,000 during the nine months ended July 31, 2023 and 2022, respectively. Capitalized interest is included in property, plant and equipment and real estate development assets in the Company’s consolidated balance sheets.
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	July 31, 2023	October 31, 2022
Minimum pension liability	$—	$2,272
Loan guarantee	1,080	1,080
Leases	3,775	5,062
Other	1,224	1,393
	$6,079	$9,807

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
The Company's rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Operating lease revenue	$1,308	$1,265	$3,872	$3,678
Variable lease revenue	97	64	300	223
Total lease revenue	$1,405	$1,329	$4,172	$3,901
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
Operating lease costs were $522,000 and $137,000 for the three months ended July 31, 2023 and 2022, respectively, and $1,504,000 and $395,000 for the nine months ended July 31, 2023 and 2022, respectively. Finance lease costs were immaterial for the three months ended July 31, 2023 and 2022, and $122,000 and $112,000 for the nine months ended July 31, 2023 and 2022, respectively. Variable lease costs were immaterial for the three and nine months ended July 31, 2023 and 2022. Short term lease costs were $155,000 and immaterial for the three months ended July 31, 2023 and 2022, respectively, and $493,000 and $174,000 for the nine months ended July 31, 2023 and 2022, respectively.
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2023	October 31, 2022
Assets
Operating lease ROU assets	Other assets	$5,118	$6,190
Finance lease assets	Other assets	992	1,091
		$6,110	$7,281

Liabilities and Stockholders' Equity
Current operating lease liabilities	Accrued liabilities and payables to related parties	$1,965	$1,892
Current finance lease liabilities	Accrued liabilities	268	268
Non-current operating lease liabilities	Other long-term liabilities	3,239	4,347
Non-current finance lease liabilities	Other long-term liabilities	536	715
		$6,008	$7,222

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Supplemental cash flow information related to leases consists of the following (in thousands):

	Nine Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,459	$442
Operating cash outflows from finance leases	$23	$26
Financing cash outflows from finance leases	$178	$161
ROU assets obtained in exchange for new operating lease liabilities	$138	$355
13. Basic and Diluted Net (Loss) Income Per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of unvested, restricted stock and conversion of preferred stock. The computations for basic and diluted net (loss) income per common share are as follows (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(1,288)	$7,252	$12,479	$2,044
Effect of unvested, restricted stock	(27)	(79)	(194)	(42)
Numerator: Net (loss) income for basic EPS	(1,315)	7,173	12,285	2,002
Denominator: Weighted average common shares-basic	17,621	17,529	17,597	17,481
Basic net (loss) income per common share	$(0.07)	$0.41	$0.70	$0.11

Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(1,315)	$7,173	$12,285	$2,002
Effect of dilutive preferred stock	—	125	376	—
Numerator: Net (loss) income for diluted EPS	(1,315)	7,298	12,661	2,002
Weighted average common shares–basic	17,621	17,529	17,597	17,481
Effect of dilutive preferred stock	—	805	784	—
Denominator: Weighted average common shares–diluted	17,621	18,334	18,381	17,481
Diluted net (loss) income per common share	$(0.07)	$0.40	$0.69	$0.11
Diluted net (loss) income per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for the three and nine months ended July 31, 2023 and 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		July 31, 2023				October 31, 2022
		Balance Sheet				Balance Sheet
Ref	Related-Party	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivable/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$511	$261	$—	$—	$506	$133	$—
5	Cadiz / Fenner / WAM	$—	$1,226	$162	$1,137	$—	$1,288	$446	$1,198
8	FGF	$2,815	$2,586	$837	$—	$2,965	$2,652	$837	$—
9	LLCB	$66	$—	$3,444	$—	$66	$—	$3,444	$—

		Three Months Ended July 31, 2023				Three Months Ended July 31, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$222	$—	$—	$—	$220	$—	$—
2	Mutual water companies	$—	$—	$201	$—	$—	$—	$481	$—
3	Cooperative association	$—	$—	$412	$—	$—	$—	$585	$—
5	Cadiz / Fenner / WAM	$—	$—	$359	$—	$—	$—	$895	$—
7	YMIDD	$135	$—	$70	$—	$—	$—	$—	$—
8	FGF	$132	$50	$—	$—	$83	$86	$2	$—
12	Principal owner	$—	$—	$—	$446	$—	$—	$—	$—

		Nine Months Ended July 31, 2023				Nine Months Ended July 31, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$666	$—	$—	$—	$650	$—	$—
2	Mutual water companies	$—	$—	$979	$—	$—	$—	$975	$—
3	Cooperative association	$—	$—	$1,278	$—	$—	$—	$1,369	$—
4	Calavo	$—	$—	$—	$—	$—	$80	$2	$126
5	Cadiz / Fenner / WAM	$—	$—	$1,914	$—	$—	$—	$2,084	$—
7	YMIDD	$405	$—	$142	$—	$—	$—	$76	$—
8	FGF	$248	$174	$—	$—	$248	$257	$2	$—
11	Third-party growers	$—	$—	$—	$—	$104	$—	$12	$—
12	Principal owner	$—	$—	$—	$656	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees. There were no material rental payments due from employees at July 31, 2023 and October 31, 2022.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions (continued)
(4) Calavo - Through January 2022, the Company had representation on the board of directors of Calavo. Calavo owned common stock of the Company and the Company paid dividends on such common stock to Calavo. Additionally, the Company leases office space to Calavo. As of February 2022, Calavo is no longer a related-party.
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of this lease assignment, the Company no longer has any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. The annual base rent is equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a right-of-use, or ROU, asset and corresponding lease liability.
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
15. Income Taxes
The effective tax rate for the nine months ended July 31, 2023 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. The Company has no material uncertain tax positions as of July 31, 2023. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2023.
16. Retirement Plans
The Limoneira Company Retirement Plan (the “Plan”) was a noncontributory, defined benefit, single employer pension plan, which provided retirement benefits for all eligible employees. Benefits paid by the Plan were calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan and no additional benefits accrued to participants subsequent to that date. The Plan was administered by Principal Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021.
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
The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during the nine months ended July 31, 2022. Plan assets were invested in a group trust consisting primarily of pooled funds, mutual funds, cash and cash equivalents.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
16. Retirement Plans (continued)
The components of net periodic pension cost for the Plan were as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Administrative expenses	$—	$180	$20	$539
Interest cost	—	130	34	390
Expected return on plan assets	—	(128)	(17)	(383)
Prior service cost	—	12	4	34
Amortization of net loss	—	99	—	298
Settlement loss recognized	—	—	2,700	—
Net periodic benefit cost	$—	$293	$2,741	$878
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
On April 18, 2023, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Southern California Edison Company and Edison International to formally resolve any and all claims related to the fire. Under the terms of the Settlement Agreement, the Company was awarded a total settlement of $9,000,000. On May 19, 2023, the Company received $6,109,000, net of legal and related costs, of which $3,840,000 was recorded in agribusiness revenues and $2,269,000 was recorded in gain on legal settlement as of April 30, 2023.
18. Stock-based Compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of restricted stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant and all are classified as equity awards.
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria has been met, and generally vest over a two-year period as service is provided. During December 2022, subsequent to fiscal year 2022, 79,972 shares of restricted stock with a per share price of $13.19 were granted to management under the Stock Plan for fiscal year 2022 performance, resulting in total compensation expense of approximately $1,055,000, with $365,000 recognized in the fiscal year ended October 31, 2022, and the balance will be recognized over the next two years as the shares vest.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three-year period as service is provided. During December 2022, subsequent to fiscal year 2022, the Company granted 55,000 shares of restricted stock with a per share price of $13.19 to key executives under the Stock Plan. The related compensation expense of approximately $725,000 will be recognized equally over the next three years as the shares vest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Stock-based Compensation (continued)
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2022, subsequent to fiscal year 2022, the Company granted 11,317 shares of restricted stock with a per share price of $13.19 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $149,000 had $122,000 recognized in the fiscal year ended October 31, 2022, and the balance will be recognized over the next year as the shares vest. During March 2023, the Company granted 127,064 shares of restricted stock with a per share price of $15.74 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $2,000,000 will be recognized over the next year as the shares vest.
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
Exchange of Common Stock
During the nine months ended July 31, 2023 and 2022, members of management exchanged 1,594 and 68,080 shares of common stock with fair values totaling $26,000 and $1,086,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Segment Information (continued)
Segment information for the three months ended July 31, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,585	$5,472	$—	$3,462	$8,573	$51,092	$1,405	$52,497
Intersegment revenue	—	9,684	(9,684)	—	—	—	—	—
Total net revenues	33,585	15,156	(9,684)	3,462	8,573	51,092	1,405	52,497
Costs and expenses	30,758	13,140	(9,684)	3,030	7,866	45,110	6,917	52,027
Depreciation and amortization	—	—	—	—	—	1,735	284	2,019
Operating (loss) income	$2,827	$2,016	$—	$432	$707	$4,247	$(5,796)	$(1,549)
Segment information for the three months ended July 31, 2022 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,823	$6,337	$—	$12,578	$4,856	$57,594	$1,329	$58,923
Intersegment revenue	—	9,696	(9,696)	—	—	—	—	—
Total net revenues	33,823	16,033	(9,696)	12,578	4,856	57,594	1,329	58,923
Costs and expenses	32,600	11,953	(9,696)	3,154	1,280	39,291	6,103	45,394
Depreciation and amortization	—	—	—	—	—	2,172	297	2,469
Operating income (loss)	$1,223	$4,080	$—	$9,424	$3,576	$16,131	$(5,071)	$11,060
Segment information for the nine months ended July 31, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,913	$17,543	$—	$7,065	$14,775	$134,296	$4,172	$138,468
Intersegment revenue	—	27,356	(27,356)	—	—	—	—	—
Total net revenues	94,913	44,899	(27,356)	7,065	14,775	134,296	4,172	138,468
Costs and expenses (gains)	94,035	36,568	(27,356)	4,053	13,365	120,665	(9,180)	111,485
Depreciation and amortization	—	—	—	—	—	5,610	900	6,510
Operating income	$878	$8,331	$—	$3,012	$1,410	$8,021	$12,452	$20,473
Segment information for the nine months ended July 31, 2022 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,415	$19,048	$—	$16,920	$10,663	$141,046	$3,901	$144,947
Intersegment revenue	—	25,658	(25,658)	—	—	—	—	—
Total net revenues	94,415	44,706	(25,658)	16,920	10,663	141,046	3,901	144,947
Costs and expenses	91,983	34,171	(25,658)	5,548	7,718	113,762	19,665	133,427
Depreciation and amortization	—	—	—	—	—	6,544	888	7,432
Operating income (loss)	$2,432	$10,535	$—	$11,372	$2,945	$20,740	$(16,652)	$4,088
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Oranges	$1,290	$3,736	$3,825	$7,226
Specialty citrus and other	1,900	1,120	4,163	3,437
Farm management	5,383	—	6,787	—
Other agribusiness revenues	$8,573	$4,856	$14,775	$10,663

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
20. Subsequent Events
The Company evaluated events subsequent to July 31, 2023 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to interim consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc., we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura, San Luis Obispo and San Bernardino Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,800 acres of lemons, 1,000 acres of avocados, 100 acres of oranges and 300 acres of other crops. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We used ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We also used ground water from the Cadiz Valley Basin in California's San Bernardino County. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina.
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
Agribusiness Summary
We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We sell our avocados and oranges, and sold our specialty citrus, to third-party packinghouses. Additionally, we sell our wine grapes to various wine producers, and sold our pistachios to a roaster, packager and marketer of nuts.
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
Our avocado producing business is important to us and we are currently assessing all of our farmland in Ventura County for opportunities to expand our plantings of avocados. While avocado production is cyclical as avocados typically bear fruit on a bi-annual basis, the profitability and cash flow realized from our avocados helps to diversify our fruit production base.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (aquifer). We used ground water provided by wells that derive water from the Cadiz Valley Basin at the Cadiz Ranch in San Bernardino County, California. Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our Associated Citrus Packers, Inc. (“Associated”) farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
California experienced above average precipitation during the first ten months of the 2022 - 2023 rainfall season after experiencing the three driest years on record. The above average precipitation this season helped to alleviate the drought conditions in California. As of July 31, 2023, the state was free from severe drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.

In August 2021, the U.S. Bureau of Reclamation (the “Bureau”) declared a Level 1 Shortage Condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In August 2022, the Bureau announced Lake Mead to operate in a Tier 2 shortage, which further increased water restrictions. As a result, in January 2023, Arizona forfeited approximately 21% of the state's yearly allotment of water from Lake Mead. The Federal Government responded in April 2023 by proposing options for managing the Colorado River water shortage and a final decision is anticipated later this year. In response to these water shortages, we entered into fallowing agreements in fiscal years 2023 and 2022 and continue to assess the impact these reductions may have on our Arizona orchards.
Recent Developments
On October 10, 2022, we entered into a Purchase and Sale Agreement, as amended (the “Agreement”), with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for an adjusted purchase price of approximately $100.0 million. The agreement became effective on January 25, 2023, when the Board of Directors approved the Agreement, binding us to sell the Northern Properties and the transaction closed on January 31, 2023. We received net cash proceeds of approximately $98.4 million and recorded a gain of approximately $40.0 million. The proceeds were used primarily to pay down debt.
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
On June 27, 2023, we declared a cash dividend of $0.075 per common share paid on July 14, 2023, in the aggregate amount of $1.3 million to stockholders of record as of July 11, 2023.
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
In April 2023, we determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, we ceased farming operations, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9.0 million in the second quarter of fiscal year 2023.
In August 2023, we engaged with YMIDD and the United States Bureau of Reclamation in a fallowing and forbearance program at our Associated ranch in Yuma, Arizona. We expect to receive approximately $1.3 million annually, paid in quarterly installments, for fallowing approximately 600 acres out of 1,300 acres of farmland through calendar year 2025.
COVID-19 Pandemic
The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the United States lemon market saw a significant decline in volume, with lemon demand falling since widespread shelter in place orders were issued in March 2020, resulting in a significant market oversupply. The export market for fresh produce also significantly declined due to the COVID-19 pandemic impacts. As of July 31, 2023, the demand within both markets is recovering but has not yet returned to pre-pandemic levels.

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

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net revenues:
Agribusiness	$51,092	$57,594	$134,296	$141,046
Other operations	1,405	1,329	4,172	3,901
Total net revenues	52,497	58,923	138,468	144,947
Costs and expenses:
Agribusiness	46,845	41,463	126,275	120,306
Other operations	1,034	1,127	3,281	3,294
Loss (gain) on disposal of assets, net	1,545	242	(29,199)	503
Gain on legal settlement	—	—	(2,269)	—
Selling, general and administrative	4,622	5,031	19,907	16,756
Total costs and expenses	54,046	47,863	117,995	140,859
Operating (loss) income:
Agribusiness	4,247	16,131	8,021	20,740
Other operations	371	202	891	607
(Loss) gain on disposal of assets, net	(1,545)	(242)	29,199	(503)
Gain on legal settlement	—	—	2,269	—
Selling, general and administrative	(4,622)	(5,031)	(19,907)	(16,756)
Operating (loss) income	(1,549)	11,060	20,473	4,088
Other (expense) income:
Interest income	178	6	248	54
Interest expense, net of patronage dividends	(241)	(772)	(417)	(1,253)
Equity in earnings of investments, net	199	331	514	681
Other (expense) income, net	(215)	13	(2,627)	106
Total other expense	(79)	(422)	(2,282)	(412)
(Loss) income before income tax benefit (provision)	(1,628)	10,638	18,191	3,676
Income tax benefit (provision)	378	(3,313)	(5,537)	(1,385)
Net (loss) income	(1,250)	7,325	12,654	2,291
Net loss attributable to noncontrolling interest	87	52	201	129
Net (loss) income attributable to Limoneira Company	$(1,163)	$7,377	$12,855	$2,420
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

EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net (loss) income attributable to Limoneira Company	$(1,163)	$7,377	$12,855	$2,420
Interest income	(178)	(6)	(248)	(54)
Interest expense, net of patronage dividends	241	772	417	1,253
Income tax (benefit) provision	(378)	3,313	5,537	1,385
Depreciation and amortization	2,019	2,469	6,510	7,432
EBITDA	$541	$13,925	$25,071	$12,436
Stock-based compensation	756	618	2,785	1,993
Named executive officer cash severance	—	—	—	432
Pension settlement cost	—	—	2,741	—
Loss (gain) on disposal of assets, net	1,545	242	(29,199)	503
Cash bonus related to sale of assets	—	—	2,000	—
Gain on legal settlement	—	—	(2,269)	—
Adjusted EBITDA	$2,842	$14,785	$1,129	$15,364
Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022
Revenues
Total net revenues for the three months ended July 31, 2023 were $52.5 million, compared to $58.9 million for the three months ended July 31, 2022. The 11% decrease of $6.4 million was primarily the result of decreased avocados, oranges and lemons agribusiness revenues, partially offset by increases in farm management and specialty citrus and other agribusiness revenues, as detailed below (in thousands):

	Agribusiness Revenues for the Three Months Ended July 31,
	2023	2022	Change
Lemons	$39,057	$40,160	$(1,103)	(3)%
Avocados	3,462	12,578	(9,116)	(72)%
Oranges	1,290	3,736	(2,446)	(65)%
Specialty citrus and other	1,900	1,120	780	70%
Farm management	5,383	—	5,383	—%
Agribusiness revenues	$51,092	$57,594	$(6,502)	(11)%
•Lemons: The decrease in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily related to decreased volume and lower prices of fresh lemons sold. During the third quarter of fiscal years 2023 and 2022, fresh lemon sales were $24.2 million and $27.8 million, in aggregate, on 1,352,000 and 1,512,000 cartons of lemons sold at average per carton prices of $17.92 and $18.39, respectively. Lemon revenues in the third quarter of fiscal years 2023 and 2022 included shipping and handling of $5.5 million and $6.3 million, brokered lemons and other lemon sales of $8.8 million and $5.0 million, and lemon by-product sales of $0.6 million and $1.1 million, respectively.
•Avocados: The decrease in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume and lower prices of avocados sold, partially offset by crop insurance proceeds in fiscal year 2023. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the third quarter of fiscal years 2023 and 2022, 2,822,000 and 5,694,000 pounds of avocados were sold at an average per pound price of $0.99 and $2.21, respectively. Avocados agribusiness revenue in the third quarter of fiscal year 2023 included $0.7 million from crop insurance proceeds.

•Oranges: The decrease in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume of oranges sold due to the sale of the Northern Properties in fiscal year 2023. During the third quarter of fiscal years 2023 and 2022, we sold 71,000 and 209,000 cartons of oranges at an average per carton price of $18.17 and $17.88, respectively.
•Specialty citrus and other: The increase in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of increased volume and higher prices of specialty citrus sold. During the third quarter of fiscal years 2023 and 2022, we sold 70,000 and 61,000 40-pound carton equivalents of specialty citrus at an average per carton price of $25.88 and $18.34, respectively.
•Farm management: Farm management revenues in the third quarter of fiscal year 2023 were $5.4 million, primarily related to the Northern Properties farming, management and operations services. There were no farm management revenues in the third quarter of fiscal year 2022.
Other operations revenue in the third quarter of fiscal years 2023 and 2022 was $1.4 million and $1.3 million, respectively.
Costs and Expenses
Total costs and expenses in the third quarter of fiscal year 2023 were $54.0 million, compared to $47.9 million in the same period of fiscal year 2022. The 13% increase of $6.1 million was primarily related to increases in growing costs and packing costs, partially offset by decreases in third-party grower and supplier costs and depreciation and amortization. Agribusiness costs and expenses are detailed below (in thousands):

	Agribusiness Costs and Expenses for the Three Months Ended July 31,
	2023	2022	Change
Packing costs	$13,780	$12,463	$1,317	11%
Harvest costs	6,189	6,219	(30)	—%
Growing costs	10,566	4,965	5,601	113%
Third-party grower and supplier costs	14,575	15,644	(1,069)	(7)%
Depreciation and amortization	1,735	2,172	(437)	(20)%
Agribusiness costs and expenses	$46,845	$41,463	$5,382	13%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the third quarter of fiscal years 2023 and 2022, lemon packing costs were $13.1 million and $12.0 million, respectively. During the third quarter of fiscal years 2023 and 2022, we packed and sold 1,352,000 and 1,512,000 cartons of lemons at average per carton costs of $9.72 and $7.91, respectively. The increase in per carton packing costs was primarily related to increased labor and benefit costs. Additionally, in the third quarter of fiscal years 2023 and 2022, packing costs included $0.6 million and $0.5 million of shipping costs, respectively.
•Harvest costs: Harvest costs in the third quarter of fiscal year 2023 were similar to the same period of fiscal year 2022.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the third quarter of fiscal year 2023, compared to the same period in fiscal year 2022, was primarily related to the Northern Properties farm management costs which were expensed in fiscal year 2023 and were capitalized as cultural costs in fiscal year 2022, as well as farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume and lower prices of third-party grower fruit sold. Of the 1,352,000 and 1,512,000 cartons of lemons packed and sold during the third quarter of fiscal years 2023 and 2022, 594,000 (44%) and 695,000 (46%), respectively, were procured from third-party growers at average per carton prices of $10.78 and $12.42. In the third quarter of fiscal years 2023 and 2022, we incurred $8.2 million and $7.0 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the third quarter of fiscal years 2023 and 2022 was $1.7 million and $2.2 million, respectively. The decrease in the third quarter of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily related to the Northern Properties sale in fiscal year 2023.

Other operations expenses were $1.0 million and $1.1 million in the third quarter of fiscal years 2023 and 2022, respectively.
Loss on disposal of assets, net was $1.5 million and $0.2 million in the third quarter of fiscal years 2023 and 2022, respectively. The increase is primarily related to the loss on disposal of assets in preparation for the Yuma, Arizona fallowing program and other orchard disposals.
Selling, general and administrative costs and expenses were $4.6 million and $5.0 million in the third quarter of fiscal years 2023 and 2022, respectively. The 8% decrease of $0.4 million was primarily the result of:
•$0.8 million net decrease in salaries, benefits and incentive compensation;
•$0.2 million decrease in selling expenses; and
•$0.6 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other (Expense) Income
Total other expense was $0.1 million and $0.4 million in the third quarter of fiscal years 2023 and 2022, respectively. The decrease of $0.3 million in total other expense was primarily the result of:
•$0.5 million decrease in interest expense as a result of decreased long-term debt; and
•$0.2 million increase in other expense.
Income Taxes
We recorded an estimated income tax benefit (provision) of $0.4 million and $(3.3) million in the third quarter of fiscal years 2023 and 2022 on pre-tax (loss) income of $(1.6) million and $10.6 million, respectively. The tax benefit recorded for the third quarter of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2023, excluding discrete items, is approximately 33.5%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the third quarter of fiscal years 2023 and 2022, respectively.
Nine Months Ended July 31, 2023 Compared to the Nine Months Ended July 31, 2022
Revenues
Total net revenues for the nine months ended July 31, 2023 were $138.5 million, compared to $144.9 million for the nine months ended July 31, 2022. The 4% decrease of $6.4 million was primarily the result of decreased avocados, oranges and lemons agribusiness revenues, partially offset by increases in farm management and specialty citrus and other agribusiness revenues, as detailed below (in thousands):

	Agribusiness Revenues for the Nine Months Ended July 31,
	2023	2022	Change
Lemons	$112,456	$113,463	$(1,007)	(1)%
Avocados	7,065	16,920	(9,855)	(58)%
Oranges	3,825	7,226	(3,401)	(47)%
Specialty citrus and other	4,163	3,437	726	21%
Farm management	6,787	—	6,787	—%
Agribusiness revenues	$134,296	$141,046	$(6,750)	(5)%

•Lemons: The decrease in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily related to decreased volume and lower prices of fresh lemons sold. During the first nine months of fiscal years 2023 and 2022, fresh lemon sales were $75.6 million and $79.8 million, in aggregate, on 4,206,000 and 4,271,000 cartons of lemons sold at average per carton prices of $17.96 and $18.68, respectively. Lemon revenues in the first nine months of fiscal years 2023 and 2022 included shipping and handling of $17.5 million and $19.0 million, brokered lemons and other lemon sales of $14.8 million and $11.5 million, and lemon by-product sales of $3.1 million and $3.1 million, respectively, and included legal settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: The decrease in the first nine months of fiscal year 2023, compared to the same period in fiscal year 2022, was primarily the result of decreased volume and lower prices of avocados sold, partially offset by legal settlement proceeds and crop insurance proceeds in fiscal year 2023. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first nine months of fiscal years 2023 and 2022, 3,763,000 and 7,936,000 pounds of avocados were sold at an average per pound price of $1.06 and $2.13, respectively. In addition, avocado revenues included legal settlement proceeds of $2.4 million allocated to avocados and crop insurance proceeds of $0.7 million in fiscal year 2023.
•Oranges: The decrease in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of decreased volume due to the sale of the Northern Properties in fiscal year 2023. During the first nine months of fiscal years 2023 and 2022, 223,000 and 590,000 cartons of oranges were sold at an average per carton price of $17.15 and $12.25, respectively.
•Specialty citrus and other: The increase in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of higher prices, partially offset by decreased volume of specialty citrus sold. During the first nine months of fiscal years 2023 and 2022, we sold 165,000 and 366,000 40-pound carton equivalents of specialty citrus at an average per carton price of $24.70 and $9.26, respectively.
•Farm management: Farm management revenues in the first nine months of fiscal year 2023 were $6.8 million, primarily related to the Northern Properties farming, management and operations services. There were no farm management revenues in the first nine months of fiscal year 2022.
Other operations revenue in the first nine months of fiscal years 2023 and 2022 was $4.2 million and $3.9 million, respectively. The increase in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily related to an increase in leased land revenue.
Costs and Expenses
Total costs and expenses in the first nine months of fiscal year 2023 were $118.0 million, compared to $140.9 million in the same period of fiscal year 2022. The 16% decrease of $22.9 million was primarily the result of increased gain on disposal of assets, primarily related to the Northern Properties sale partially offset by the loss on disposal of Cadiz Ranch assets, and increased agribusiness costs and expenses. Agribusiness costs and expenses are detailed below (in thousands):

	Agribusiness Costs and Expenses for the Nine Months Ended July 31,
	2023	2022	Change
Packing costs	$38,952	$36,020	$2,932	8%
Harvest costs	16,574	17,031	(457)	(3)%
Growing costs	24,186	21,240	2,946	14%
Third-party grower and supplier costs	40,953	39,471	1,482	4%
Depreciation and amortization	5,610	6,544	(934)	(14)%
Agribusiness costs and expenses	$126,275	$120,306	$5,969	5%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In the first nine months of fiscal years 2023 and 2022, lemon packing costs were $36.6 million and $34.2 million, respectively. During the first nine months of fiscal years 2023 and 2022, we packed and sold 4,206,000 and 4,271,000 cartons of lemons at average per carton costs of $8.69 and $8.00, respectively. The increase in per carton packing costs was primarily related to increased labor and benefit costs. Additionally, in the first nine months of fiscal years 2023 and 2022, packing costs included $2.4 million and $1.8 million of shipping costs, respectively.

•Harvest costs: The decrease in harvest costs in the first nine months of fiscal year 2023, compared to the same period in fiscal year 2022, was primarily the result of decreased volume of avocados, oranges and specialty citrus harvested, partially offset by increased volume of lemons harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in the first nine months of fiscal year 2023, compared to the same period in fiscal year 2022, was primarily related to the Northern Properties farm management costs which were expensed in fiscal year 2023 and were capitalized as cultural costs in fiscal year 2022, as well as farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily the result of increased volume, partially offset by lower prices of third-party grower fruit sold. Of the 4,206,000 and 4,271,000 cartons of lemons packed and sold during the first nine months of fiscal years 2023 and 2022, 2,224,000 (53%) and 2,183,000 (51%), respectively, were procured from third-party growers at average per carton prices of $12.11 and $12.81. Additionally, in the first nine months of fiscal years 2023 and 2022, we incurred $14.0 million and $11.5 million, respectively, of costs for purchased, packed fruit for resale.
•Depreciation and amortization: Depreciation and amortization expense for the first nine months of fiscal years 2023 and 2022 was $5.6 million and $6.5 million, respectively. The decrease in the first nine months of fiscal year 2023, compared to the same period of fiscal year 2022, was primarily related to the Northern Properties sale in fiscal year 2023.
Other operations expenses were $3.3 million in the first nine months of fiscal years 2023 and 2022.
(Gain) loss on disposal of assets, net was $(29.2) million and $0.5 million in the first nine months of fiscal years 2023 and 2022, respectively. The change is primarily related to the gain on the sale of the Northern Properties, partially offset by the loss on disposal of Cadiz Ranch assets in fiscal year 2023.
Gain on legal settlement was $2.3 million in the first nine months of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative costs and expenses were $19.9 million and $16.8 million in the first nine months of fiscal years 2023 and 2022, respectively. The 19% increase of $3.2 million was primarily the result of:
•$1.8 million net increase in salaries, benefits and incentive compensation;
•$0.2 million increase in selling expenses; and
•$1.2 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other (Expense) Income
Total other expense was $2.3 million and $0.4 million in the first nine months of fiscal years 2023 and 2022, respectively. The increase of $1.9 million in total other expense was primarily the result of:
•$0.8 million decrease of interest expense as a result of decreased long-term debt; and
•$2.7 million increase of other expense; primarily as a result of pension settlement costs
Income Taxes
We recorded an estimated income tax provision of $5.5 million and $1.4 million in the first nine months of fiscal years 2023 and 2022 on pre-tax income of $18.2 million and $3.7 million, respectively. The tax provision recorded for the first nine months of fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of executive compensation, and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2023, excluding discrete items, is approximately 33.5%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the first nine months of fiscal years 2023 and 2022.

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
Three Months Ended July 31, 2023, Compared to the Three Months Ended July 31, 2022
The following table shows the segment results of operations for the three months ended July 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,585	$5,472	$—	$3,462	$8,573	$51,092	$1,405	$52,497
Intersegment revenue	—	9,684	(9,684)	—	—	—	—	—
Total net revenues	33,585	15,156	(9,684)	3,462	8,573	51,092	1,405	52,497
Costs and expenses	30,758	13,140	(9,684)	3,030	7,866	45,110	6,917	52,027
Depreciation and amortization	—	—	—	—	—	1,735	284	2,019
Operating (loss) income	$2,827	$2,016	$—	$432	$707	$4,247	$(5,796)	$(1,549)
The following table shows the segment results of operations for the three months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$33,823	$6,337	$—	$12,578	$4,856	$57,594	$1,329	$58,923
Intersegment revenue	—	9,696	(9,696)	—	—	—	—	—
Total net revenues	33,823	16,033	(9,696)	12,578	4,856	57,594	1,329	58,923
Costs and expenses	32,600	11,953	(9,696)	3,154	1,280	39,291	6,103	45,394
Depreciation and amortization	—	—	—	—	—	2,172	297	2,469
Operating income (loss)	$1,223	$4,080	$—	$9,424	$3,576	$16,131	$(5,071)	$11,060
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the third quarter of fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $33.6 million and $33.8 million, respectively. The 1% decrease of $0.2 million was primarily the result of:
•Fresh lemon sales decreased $3.6 million;
•Lemon by-products sales decreased $0.5 million; and
•Brokered lemons and other lemon sales increased $3.8 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the third quarter of fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $30.8 million and $32.6 million, respectively. The 6% decrease of $1.8 million was primarily the result of:
•Harvest costs increased $1.0 million;
•Growing costs increased $0.6 million;
•Third-party grower and supplier costs decreased $3.5 million; and
•Transportation costs increased $0.1 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the third quarter of fiscal years 2023 and 2022, our lemon packing segment total net revenues were $15.2 million and $16.0 million, respectively. The 5% decrease of $0.8 million was primarily the result of decreased volume of lemons packed.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the third quarter of fiscal years 2023 and 2022, our lemon packing costs and expenses were $13.1 million and $12.0 million, respectively. The 10% increase of $1.1 million was primarily the result of increased labor and benefit costs.
For the third quarter of fiscal years 2023 and 2022, lemon packing segment operating income per carton sold was $1.49 and $2.70, respectively.
In the third quarter of fiscal years 2023 and 2022, the lemon packing segment included $9.7 million of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the third quarter of fiscal years 2023 and 2022, our avocados segment had revenues of $3.5 million and $12.6 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the third quarter of fiscal years 2023 and 2022, our avocados segment costs and expenses were $3.0 million and $3.2 million, respectively. The decrease of $0.2 million primarily consists of the following:
•Harvest costs decreased $0.7 million; and
•Growing costs increased $0.5 million.
Other Agribusiness
For the third quarter of fiscal years 2023 and 2022, our other agribusiness segment total net revenues were $8.6 million and $4.9 million, respectively. The 77% increase of $3.7 million was primarily the result of:
•Orange revenues decreased $2.4 million;
•Specialty citrus and other revenues increased $0.8 million; and
•Farm management revenues for the third quarter of fiscal year 2023 were $5.4 million. There were no farm management revenues in the third quarter of fiscal year 2022.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the third quarter of fiscal years 2023 and 2022, our other agribusiness costs and expenses were $7.9 million and $1.3 million, respectively. The 515% increase of $6.6 million was primarily the result of:
•Harvest costs decreased $0.4 million;
•Growing costs increased $4.5 million; and
•Purchased fruit costs increased $2.5 million.

Total agribusiness depreciation and amortization expenses for the third quarter of fiscal years 2023 and 2022 were $1.7 million and $2.2 million, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.4 million and $1.3 million for the third quarter of fiscal years 2023 and 2022, respectively.
Costs and expenses in our corporate and other operations for the third quarter of fiscal years 2023 and 2022 were approximately $6.9 million and $6.1 million, respectively, and include selling, general and administrative costs and expenses and loss on disposal of assets, net. Depreciation and amortization expenses for the third quarter of fiscal years 2023 and 2022 were similar at $0.3 million.
Nine Months Ended July 31, 2023, Compared to the Nine Months Ended July 31, 2022
The following table shows the segment results of operations for the nine months ended July 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,913	$17,543	$—	$7,065	$14,775	$134,296	$4,172	$138,468
Intersegment revenue	—	27,356	(27,356)	—	—	—	—	—
Total net revenues	94,913	44,899	(27,356)	7,065	14,775	134,296	4,172	138,468
Costs and expenses (gain)	94,035	36,568	(27,356)	4,053	13,365	120,665	(9,180)	111,485
Depreciation and amortization	—	—	—	—	—	5,610	900	6,510
Operating income	$878	$8,331	$—	$3,012	$1,410	$8,021	$12,452	$20,473
The following table shows the segment results of operations for the nine months ended July 31, 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,415	$19,048	$—	$16,920	$10,663	$141,046	$3,901	$144,947
Intersegment revenue	—	25,658	(25,658)	—	—	—	—	—
Total net revenues	94,415	44,706	(25,658)	16,920	10,663	141,046	3,901	144,947
Costs and expenses	91,983	34,171	(25,658)	5,548	7,718	113,762	19,665	133,427
Depreciation and amortization	—	—	—	—	—	6,544	888	7,432
Operating income (loss)	$2,432	$10,535	$—	$11,372	$2,945	$20,740	$(16,652)	$4,088
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the first nine months of fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $94.9 million and $94.4 million, respectively. The 1% increase of $0.5 million was primarily the result of:
•Fresh lemon sales decreased $4.2 million;
•Brokered lemons and other lemon sales increased $3.3 million; and
•Legal settlement proceeds allocated to fresh lemons for the first nine months of fiscal year 2023 was $1.4 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the first nine months of fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $94.0 million and $92.0 million, respectively. The 2% increase of $2.0 million was primarily the result of:
•Harvest costs increased $1.7 million;
•Growing costs increased $1.8 million;
•Third-party grower and supplier costs decreased $3.6 million;
•Transportation costs increased $0.5 million; and
•Intersegment costs and expenses increased $1.7 million.

Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For the first nine months of fiscal years 2023 and 2022, our lemon packing segment total net revenues were $44.9 million and $44.7 million, respectively.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first nine months of fiscal years 2023 and 2022, our lemon packing costs and expenses were $36.6 million and $34.2 million, respectively. The 7% increase of $2.4 million was primarily the result of increased labor and benefit costs.
For the first nine months of fiscal years 2023 and 2022, lemon packing segment operating income per carton sold was $1.98 and $2.47, respectively.
In the first nine months of fiscal years 2023 and 2022, the lemon packing segment included $27.4 million and $25.7 million, respectively, of intersegment revenues that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first nine months of fiscal years 2023 and 2022, our avocados segment had revenues of $7.1 million and $16.9 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the first nine months of fiscal years 2023 and 2022, our avocados segment costs and expenses were $4.1 million and $5.5 million, respectively. The decrease of $1.4 million primarily consisted of the following:
•Harvest costs decreased $0.9 million; and
•Growing costs decreased $0.6 million.
Other Agribusiness
For the first nine months of fiscal years 2023 and 2022, our other agribusiness segment total net revenues were $14.8 million and $10.7 million, respectively. The 39% increase of $4.1 million was primarily the result of:
•Orange revenues decreased $3.4 million;
•Specialty citrus and other revenues increased $0.7 million; and
•Farm management revenues for the first nine months of fiscal year 2023 were $6.8 million. There were no farm management revenues in the first nine months of fiscal year 2022.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. For the first nine months of fiscal years 2023 and 2022, our other agribusiness costs and expenses were $13.4 million and $7.7 million, respectively. The 73% increase of $5.6 million was primarily the result of:
•Harvest costs decreased $1.2 million;
•Growing costs increased $1.7 million; and
•Purchased fruit costs increased $5.1 million.
Total agribusiness depreciation and amortization expenses for the first nine months of fiscal years 2023 and 2022 were $5.6 million and $6.5 million, respectively.
Corporate and Other
Our corporate and other operations had revenues of $4.2 million and $3.9 million for the first nine months of fiscal years 2023 and 2022, respectively.
Costs and expenses (gain) in our corporate and other operations for the first nine months of fiscal years 2023 and 2022 were approximately $(9.2) million and $19.7 million, respectively, and include selling, general and administrative costs and expenses, (gain) loss on disposal of assets, net and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for the first nine months of fiscal years 2023 and 2022 were similar at $0.9 million.

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
Results of Operations for the Trailing Twelve Months Ended July 31, 2023 and 2022
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2023	2022
Net revenues:
Agribusiness	$172,531	$173,347
Other operations	5,595	5,095
Total net revenues	178,126	178,442
Costs and expenses:
Agribusiness	166,620	154,727
Other operations	4,425	4,437
(Gain) loss on disposal of assets	(34,202)	612
Gain on legal settlement	(2,269)	—
Selling, general and administrative	24,966	21,028
Total costs and expenses	159,540	180,804
Operating income (loss)	18,586	(2,362)
Other (expense) income:
Interest income	247	154
Interest expense, net of patronage dividends	(1,455)	(1,692)
Equity in earnings of investments, net	1,174	1,413
Other (expense) income, net	(3,688)	112
Total other expense	(3,722)	(13)
Income (loss) before income tax (provision) benefit	14,864	(2,375)
Income tax (provision) benefit	(4,975)	3
Net income (loss)	9,889	(2,372)
Loss (income) attributable to noncontrolling interest	310	(78)
Net income (loss) attributable to Limoneira Company	$10,199	$(2,450)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues decreased $0.3 million, primarily the result of decreased avocados agribusiness revenues, partially offset by farm management agribusiness revenues.
•Total costs and expenses decreased $21.3 million, primarily the result of gain on disposal of assets and gain on legal settlement, partially offset by increased agribusiness costs and selling, general and administrative expenses.
•Total other expense increased $3.7 million, primarily the result of increased other expense related to pension settlement costs.
•Income tax provision increased $5.0 million, primarily the result of increased pre-tax income of $17.2 million.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of July 31, 2023, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the next twelve months. We believe our revenue generating operations, distributions from equity investments and credit facilities will generate sufficient cash needed to operate beyond the next twelve months. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.
Cash Flows from Operating Activities
For the nine months ended July 31, 2023, net cash used in operating activities was $12.6 million, compared to net cash provided by operating activities of $10.9 million for the nine months ended July 31, 2022. The significant components of our cash flows (used in) provided by operating activities were as follows:
•Net income for the nine months ended July 31, 2023 and 2022 was $12.7 million and $2.3 million, respectively. The components of net income in the nine months ended July 31, 2023, compared to the net income in the same period in fiscal year 2022 consist of an increase in operating income of $16.4 million, an increase in total other expense of $1.9 million and an increase in income tax provision of $4.2 million.
•Adjustments to reconcile net income to net cash (used in) provided by operating activities:
◦Adjustments used $14.1 million and provided $11.9 million in the nine months ended July 31, 2023 and 2022, respectively, primarily related to depreciation and amortization, gain on disposal of assets, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities used $11.1 million and $3.3 million of operating cash in the nine months ended July 31, 2023 and 2022, respectively, primarily related to accounts receivables/other from related parties, cultural costs, prepaid expenses/other current assets, accounts payable/growers and suppliers payable and accrued liabilities/payables to related parties.
Cash Flows from Investing Activities
For the nine months ended July 31, 2023 and 2022, net cash provided by (used in) investing activities was $92.4 million and $(5.3) million, respectively.
•The $92.4 million of cash provided by investing activities during the nine months ended July 31, 2023 was comprised primarily of net proceeds from sales of assets of $98.5 million, net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $9.0 million, primarily related to orchard and vineyard development.
•The $5.3 million of cash used in investing activities during the nine months ended July 31, 2022 was comprised primarily of capital expenditures of $7.7 million related to orchard and vineyard development and investments in mutual water companies and water rights of $0.5 million, partially offset by collection of note receivable of $2.8 million.

Cash Flows from Financing Activities
For the nine months ended July 31, 2023 and 2022, net cash used in financing activities was $69.6 million and $4.8 million, respectively.
•The $69.6 million of cash used in financing activities during the nine months ended July 31, 2023 was comprised primarily of net repayments of long-term debt of $64.9 million and common and preferred stock dividends of $4.4 million.
•The $4.8 million of cash used in financing activities during the nine months ended July 31, 2022 was comprised primarily of common and preferred dividends of $4.4 million and the exchange of common stock of $1.1 million, partially offset by proceeds from equipment financings of $1.0 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations and from our AgWest Farm Credit Facility, which includes the Master Loan Agreement (the “MLA”) and Supplements. In addition, we have Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
In June 2021, we entered into the MLA with AgWest Farm Credit, formerly known as Farm Credit West, PCA (the “Lender”), together with the Supplements and a Fixed Interest Rate Agreement, which extends the principal repayment to July 1, 2026. The MLA governs the terms of the Supplements.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of July 31, 2023, our outstanding borrowings under the AgWest Farm Credit Facility were $40.0 million and we had $75.0 million of availability.
On January 31, 2023, the Company sold the Northern Properties which resulted in total net proceeds of $98.4 million. The proceeds were used to pay down all of the Company's domestic debt except the Non-Revolving Credit Supplement.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specified debt service coverage ratio greater than or equal to 1:25:1.0 on an annual basis. We were in compliance with the covenants as of October 31, 2022. In September 2023, the Lender modified the covenant to defer measurement at October 31, 2023 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2024.
In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances, and we received $1.4 million in the second quarter of fiscal year 2023. In the first quarter of fiscal year 2022, the Lender declared an annual patronage dividend of $1.6 million, which we received in the second quarter of fiscal year 2022.
Dividends
The holders of the Series B Convertible Preferred Stock and the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.4 million in the nine months ended July 31, 2023 and 2022.
Cash dividends declared in the nine months ended July 31, 2023 and 2022 were $0.225 per common share and such dividends paid were $4.0 million in the nine months ended July 31, 2023 and 2022.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the nine months ended July 31, 2023, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2022. Please refer to that filing for a description of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 22, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of July 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2023, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 17 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

September 7, 2023	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 7, 2023	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)