Form 10-K
period 2023-10-31
Limoneira CO
filed 2023-12-21
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on April 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $204.0 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 30, 2023 was 17,994,110.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which we intend to hold on March 26, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2023.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “will,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.
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
Agribusiness activities are performed through these four reporting segments:
We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc., we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura and San Luis Obispo in California and Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,500 acres of lemons, 1,200 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in Chile and our Trapani Fresh farming operations in Argentina. We use ground water from the San Joaquin Valley Basin and water from local water and irrigation districts in Tulare County, which is in California’s San Joaquin Valley. We used ground water from the Cadiz Valley Basin in California's San Bernardino County.
For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in two real estate development projects in California. These projects include multi-family housing, single-family homes and apartments of approximately 800 units in various stages of planning and development.

Fiscal Year 2023 Highlights and Recent Developments
On October 10, 2022, we entered into a Purchase and Sale Agreement, as amended (the “Agreement”), with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for an adjusted purchase price of approximately $100.0 million. The agreement became effective on January 25, 2023, when the Board of Directors (the “Board”) approved the Agreement, binding us to sell the Northern Properties and the transaction closed on January 31, 2023. We received net cash proceeds of approximately $98.4 million and recorded a gain of approximately $40.0 million. The proceeds were used primarily to pay down debt.
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
During the three months ended January 31, 2023, the Company made funding contributions of $2.5 million to fully fund and settle the plan obligations of the Limoneira Company Retirement Plan. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
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
In August 2023, we engaged with YMIDD and the United States Bureau of Reclamation in a fallowing and forbearance program at our Associated Citrus Packers, Inc. (“Associated”) ranch in Yuma, Arizona. We expect to receive approximately $1.3 million annually, paid in quarterly installments, for fallowing approximately 600 acres out of 1,300 acres of farmland through calendar year 2025.
In October 2023, Limoneira Lewis Community Builders, LLC (“LLCB”) closed on lot sales representing 121 residential units and we recorded equity in earnings of investments of $5.1 million for fiscal year 2023.
On December 1, 2023, we announced the commencement of a strategic review process to explore potential alternatives aimed at maximizing stockholder value. Potential strategic alternatives could include, but not be limited to, a sale of all or parts of the Company and its assets, a merger or other transaction. The Board has not set a timetable for completion of the review and no transaction or other outcome is guaranteed to take place. At this time, we cannot predict the impact that such strategic alternatives might have on our business, operations or financial condition.
On December 19, 2023, we declared a cash dividend of $0.075 per common share to be paid on January 12, 2024, in the aggregate amount of approximately $1.3 million to stockholders of record as of January 2, 2024.
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

The decline in demand for our products beginning the second quarter of fiscal year 2020 has negatively impacted our sales and profitability for the last four fiscal years. The COVID-19 pandemic may continue to impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of this Annual Report.
Given the economic uncertainty as a result of the COVID-19 pandemic over the past four fiscal years, we have taken actions to improve our current liquidity position, including strategically selling certain assets, temporarily postponing capital expenditures and substantially reducing discretionary spending.
There is continued uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and the ongoing business operations of our customers. The ongoing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2024 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.
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
Agribusiness Summary

Agribusiness Revenues
200
180
160
140
120
100
80
60
40
20
-
$ (in Millions)
2023
2022
2021
Lemons
Avocados
Other Agribusiness

Farming
Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and certain other international markets. We are one of the largest lemon growers in the United States with approximately 3,500 acres of lemons planted primarily in Ventura County, California and in Yuma County, Arizona. Ventura County is California’s top lemon producing county. Approximately 55% of our lemons are grown in Ventura County and 24% are grown in Yuma County. We also grow approximately 21% of our lemons near La Serena, Chile.
There are many varieties of lemons, with the Lisbon, Eureka and Genoa being the predominant varieties marketed on a worldwide basis. Approximately 96% of our lemon plantings are of the Lisbon, Eureka and Genoa varieties and approximately 4% are of other varieties such as sweet Meyer lemons and Proprietary Seedless lemons. California-grown lemons are available throughout the year, with peak production periods occurring from January through August. The storage life of fresh lemons generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.
Avocados. We are one of the largest avocado growers in the United States with approximately 1,200 acres of avocados planted throughout Ventura County.
California-grown avocados have peak production periods occurring between February and July. Because of superior eating quality, the Hass avocado has contributed greatly to the avocado’s growing popularity through its retail, restaurant and other food service uses. Approximately 95% of our avocado plantings are of the Hass variety. The storage life of fresh avocados generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.
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

Primarily related to differing soil conditions, the care of avocado trees is intensive. The need for more production per acre to compete with foreign sources of supply has required us to take an important lead in the practice of dense planting (typically four times the number of avocado trees per acre versus traditional avocado plantings) and mulching composition to help trees acclimate under conditions that more closely resemble those found in the tropics, a better climate for avocado growth.
Other Agribusiness. We have approximately 100 acres of oranges planted near La Serena, Chile. Approximately 72% of our orange plantings are of the Navel variety and approximately 28% are of the Valencia variety. We have approximately 400 acres of wine grapes. Additionally, we provide farm management services, which include farming, management and operations services mainly related to the Northern Properties.
Prior to the Northern Properties sale, we utilized third-party packinghouses to process and pack our oranges. A portion of our oranges was marketed and sold under the Sunkist brand by Sunkist and orders were processed by Sunkist-member packinghouses. As an agricultural cooperative, Sunkist coordinated the sales and marketing of the oranges and specialty citrus and orders were processed by Sunkist-member packinghouses for direct shipment to customers.
We currently market our wine grapes utilizing processors that are not members of agricultural cooperatives. Our wine grapes are harvested and sold to various wine producers.
Plantings
We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Wine Grapes	Other
Limoneira/Olivelands	Ventura, CA	1,700	500	700	—	—	500
La Campana	Ventura, CA	300	—	300	—	—	—
Orchard Farm	Ventura, CA	1,100	500	—	—	—	600
Rancho La Cuesta	Ventura, CA	200	100	—	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Windfall Farms	San Luis Obispo, CA	700	—	—	—	400	300
Associated Citrus Packers	Yuma, AZ	1,300	600	—	—	—	700
Pan de Azucar & San Pablo	La Serena, Chile	3,500	500	—	100	—	2,900
Santa Clara	Jujuy, Argentina	1,200	1,000	—	—	—	200
Other agribusiness land	Various Counties, CA	400	200	100	—	—	100
Total		10,600	3,500	1,200	100	400	5,400
Percentage of Total		100%	33%	11%	1%	4%	51%
The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.
Other acres in the table above includes corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.

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

	Age of Orchards
	0-5 Years	6-25 Years	Over 25 Years	Total
Lemons	300	2,400	800	3,500
Avocados	400	300	500	1,200
Oranges	—	100	—	100
Wine grapes	100	300	—	400
Total	800	3,100	1,300	5,200
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
We own and maintain 238 residential housing units located in Ventura County in California that we lease to employees, former employees and outside tenants. We also own several commercial office buildings. These properties generate reliable cash flows that we use to partially fund the operating costs of our business. As of October 31, 2023, we lease approximately 400 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County. Effective November 1, 2021, we also lease our 1,200-acre Santa Clara ranch in Argentina.
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

For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. Our current real estate developments include developable land parcels, multi-family housing and single-family homes with approximately 800 units in various stages of planning and development. The following is a summary of each of the strategic real estate investment properties in which we own an interest:
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
In November 2015, we entered into a joint venture with the Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans include approximately 1,500 residential units and site improvements. A total of 707 residential units have closed from the project's inception to October 31, 2023.
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
The joint venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception, each partner has made funding contributions of $21.4 million to LLCB and $0.5 million to LLCB II. We expect to receive approximately $123.0 million from LLCB, LLCB II and East Area II over the next seven years of the projects.

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
Markets and Competitive Strengths
Agribusiness Operations
With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States. Consequently, we have developed significant experience with a variety of crops, mainly lemons and avocados. The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness operations:
•Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons, avocados and row crops. Our agricultural properties in Yuma, Arizona, are also located in an area that is well-suited for growing citrus crops.
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
•We own a majority of our agricultural land and take a long view on our fruit production practices.
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

•We have made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed back to the utility companies. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we have made in renewable energy as a part of our packing operations, which we believe may help us differentiate our products from similar commodities.
•We have made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co. and Middle Road Mutual Water Co. Additionally, we acquired water rights in the adjudicated Santa Paula Basin (aquifer), the YMIDD and in Chile.
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
Business Strategy
We are an agribusiness and real estate development company that generates revenue and annual cash flows to support investments in agricultural efficiencies and real estate development activities. As our agricultural and non-strategic real estate development investments are monetized, we intend to use the cash flow to reduce existing debt, invest in farming efficiencies and expand packing capacities through our One World of Citrus Asset Lighter Business Model. We will also use more third-party grower and supplier fruit to reduce the impact of pricing volatility and rising farming costs.
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
•Expand our One World of Citrus Asset Lighter Business Model in three main channels:
◦Growing, packing, marketing and distributing fruit grown on our properties;
◦Utilizing third-party grower fruit by packing, marketing and distributing their fruit through Limoneira channels; and
◦Marketing and distributing brokered fruit.
We intend to strategically sell certain assets to reduce existing debt, increase farming efficiencies and expand packing capabilities. Increased volume of fruit sales is expected to be fueled by sourcing from third-party growers and suppliers, thus mitigating the volatility that commodity pricing has on growers.
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
•Expand International Sales and Marketing of Lemons. We estimate that we currently have approximately 15% of the fresh lemon market in the United States and a larger share of the United States lemon export market. We intend to explore opportunities to expand our international sales and marketing of lemons. We have the ability to supply a wide range of customers and markets and, because we produce high quality lemons, we can export our lemons to international customers, which many of our competitors are unable to supply.
•Opportunistically Expand our Plantings of Avocados. Our plantings of avocados have been profitable and have been pursued to diversify our product line. Agricultural land that we believe is not suitable for lemons is typically planted with avocados or other crops. While we expand our avocado plantings, we expect to do so on an opportunistic basis in locations that we believe offer a record of historical profitability.
Other Operations
With respect to our rental operations and real estate development activities, key elements of our strategy include the following:
•Rental and Housing Units. Our housing, commercial and land rental operations provide us with a consistent, dependable source of cash flow that helps to fund our overall activities. Additionally, we believe our housing rental operation allows us to offer a unique benefit to our employees.
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
Customers
We market and sell our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, Australia, Europe and certain other international markets. We sold lemons to approximately 190 U.S. and international customers during fiscal year 2023. We sell our avocados and oranges to third-party packinghouses and our wine grapes to wine producers.
Competition
The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with third-party packinghouses similar to that of Limoneira. Our lemons and oranges also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the U.S. market is approximately $586 million for lemons, both fresh and juice, approximately $500 million for avocados, and approximately $1.5 billion for oranges, both fresh and juice. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.

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
Seasonal Nature of Business
As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados, oranges and other crops occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August and our wine grapes are primarily sold in September and October.
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
Human Capital Resources
As of October 31, 2023, we had 257 employees, of which 100 were salaried and 157 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.
We believe that an environment of diversity, inclusion and belonging fosters innovation, strengthens our global workforce, and drives our ability to serve customers. Our global presence is strengthened by having a workforce that reflects the diversity of the customers we serve and by maintaining an environment in which such diversity contributes to our mission.

Limoneira is committed to protecting the human rights, safety and dignity of the people who contribute to the success of our business. We are committed to improving the lives of all our stakeholders by helping to provide access to our products and increasing the diversity of our workforce. We also seek to support the welfare of the people who produce, process and harvest the products we sell. We have several diversity, inclusion and belonging efforts and programs to better ensure that we are supporting our employees.
Limoneira’s overall culture emphasizes the health and safety of our employees and the customers we serve. Limoneira has an Illness and Injury Prevention Plan (IIPP), a Safety Guide and conforms to and follows regulations and guidelines set forth by OSHA in all facilities and operations. Where a particular jurisdiction's guidelines, such as Cal/OSHA, are different from the OSHA standard, Limoneira adheres to the most extensive guidelines. We have excellent results from our safety programs compared to similar companies within our industry.
We strive to be a great place for our employees to work and live. We offer competitive pay and best-in-class benefits, including a 401k plan with matching contribution opportunities, comprehensive paid healthcare plans, wellness programs and tuition reimbursement.
We own and maintain 238 residential housing units located in Ventura County, California. We lease these housing units to employees, former employees and outside tenants. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base. We partner with some local schools to provide transportation for residents.
Item 1A. Risk Factors
Risks Related to Our Business Approach
We cannot assure you that our evaluation of potential strategic alternatives to enhance value for stockholders will be successful; and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
On December 1, 2023, the Company announced the commencement of a process to explore strategic alternatives, which could include, but not be limited to, a sale of all or parts of the Company, merger or other transaction. The Board has not set a timetable for the completion of this review process and there can be no assurance that it will result in any transaction or outcome. Whether the process will result in any additional transactions, our ability to complete any transaction, and if our Board decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses and their respective prospects, market conditions, interest rates and industry trends.
Our stock price may be adversely affected if the evaluation does not result in additional transactions or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more additional transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our Board may also determine that no additional transaction is in the best interest of our stockholders. In addition, our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome.
The attention of management and our Board could be diverted from our core business operations. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we will continue to do so until the process is completed.
We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing service providers are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor.
We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our Board deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

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
ACP is an aphid-like insect that is a serious pest to all citrus plants because it can transmit the disease Huanglongbing (“HLB”) when it feeds on the plants' leaves and trees. ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP.
In September 2023, two HLB-positive citrus trees were detected on one residential property in the City of Santa Paula, California. In October 2023, the California Department of Food and Agriculture declared a mandatory five-mile-radius quarantine area, which includes approximately 1,100 acres of Limoneira-owned lemon orchards. The quarantine area restricts the movement of citrus fruit, trees and related plant material subject to certain protocols. Additional costs to spray insecticides on our orchards within the quarantine area are estimated to be $0.3 million to $0.4 million in fiscal year 2024. There can be no assurance that HLB will not be detected on Limoneira orchards in the future.
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
Excess supply often causes severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product. The COVID-19 pandemic also reduced the demand for our products resulting in excess supply.
Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as avocados and oranges, must be sold more quickly, while other items, such as lemons, can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce.
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
Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that increased minimum wage rates from $15.00 per hour to $15.50 per hour, effective January 1, 2023, and will increase to $16.00 per hour in 2024 due to a cost-of-living increase provision found in the state's minimum wage law. The State of Arizona wage rates rise each year based on the annual cost of living and increased from $12.80 per hour to $13.85 per hour, effective January 1, 2023, and will increase to $14.35 per hour in 2024. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.

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
The average rainfall in Ventura and San Luis Obispo Counties in California is substantially below amounts required to grow crops and therefore we are dependent on our surface water rights and rights to pump water from underground aquifers. Extended periods of drought in California may put additional pressure on the use and availability of water for agricultural uses, and in some cases, governmental authorities have diverted water to other uses. As California has grown in population, there are increasing and multiple pressures on the use and distribution of water, which many view as a finite resource. Lack of available potable water can also limit real estate development.
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
California experienced above average precipitation during the 2022 - 2023 rainfall season after experiencing three years of below average precipitation and drought conditions. The above average precipitation helped to alleviate the drought conditions in California. As of October 31, 2023, the state was free from moderate drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2021, the U.S. Bureau of Reclamation (the “Bureau”) declared a Level 1 shortage condition at Lake Mead in the Lower Colorado River Basin for the first time ever, requiring shortage reductions and water savings contributions for states in the southwest. In August 2022, the Bureau announced Lake Mead to operate in a Tier 2 shortage, which further increased water restrictions. As a result, in January 2023, Arizona forfeited approximately 21% of the state's yearly allotment of water from Lake Mead. In August 2023, the Bureau announced Lake Mead will operate in a Tier 1 shortage in 2024, which requires Arizona to forfeit approximately 18% of the state's yearly allotment of water from Lake Mead. In response to these water shortages, we entered into fallowing agreements during fiscal years 2023 and 2022 and continue to assess the impact these reductions may have on our Arizona orchards.
For fiscal year 2023, irrigation costs for our agricultural operations were higher than fiscal year 2022. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements continuing in fiscal year 2024 that includes drilling new wells and upgrading existing wells and irrigation systems.
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
Our strategy to expand international supply and marketing may not be successful and may subject us to risks associated with doing business in corrupt environments.
While we intend to expand our lemon supply sources to international markets and explore opportunities to expand our marketing of lemons, we may not be successful in implementing this strategy. Additionally, in many countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.
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
To service our debt, we require a certain amount of cash. Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. These factors include among others:
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
Our revolving and non-revolving credit facility with the AgWest Farm Credit Facility contain a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio on an annual basis. In September 2023, Farm Credit West, PCA (the “Lender”) modified the covenant to defer measurement as of October 31, 2023 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2024. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our AgWest Farm Credit Facility.
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
Despite our current indebtedness levels and the restrictive covenants set forth in agreements governing our indebtedness, we may still incur significant additional indebtedness, including secured and guaranteed indebtedness. Incurring more indebtedness could increase the risks associated with our overall indebtedness.
Subject to the restrictions in our credit facilities, we may incur significant additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could increase.
In January 2018, LLCB entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35.0 million. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The obligations under the Loan are guaranteed by certain principals from Lewis and us. Defaults by LLCB could increase our indebtedness.

Some of our debt is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in the interest rates.
Our AgWest Farm Credit Facility is subject to variable rates, which generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our AgWest Farm Credit Facility, which could materially adversely affect our business, financial condition and results of operations. Our Company’s debt agreement with AgWest Farm Credit used LIBOR as a reference rate, which was converted to the Secure Overnight Financing Rate (“SOFR”) on January 1, 2023.
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
Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. In 2023 and 2022, the Board of Governors of the Federal Reserve System took actions in tightening the monetary policy that resulted in higher interest rates prevailing in the marketplace. Market interest rates may continue to increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied.
In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. In addition, in the past, many states, cities and counties (including Ventura County) have approved various “slow growth” or “urban limit line” measures.
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
Environmental laws that apply to a given site can vary greatly according to the site’s location and condition, the present and former uses of the site, and the presence or absence of sensitive elements like wetlands and endangered species. Environmental laws and conditions may (i) result in delays, (ii) cause us to incur additional costs for compliance, mitigation and processing land use applications, or (iii) preclude development in specific areas. In addition, in California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project. While we have worked with representatives of various environmental interests and wildlife agencies to minimize and mitigate the impacts of our planned projects, certain groups opposed to development may oppose our projects vigorously, so litigation challenging their approval could occur. Recent concerns over the impact of development on water availability and global warming increases the breadth of potential obstacles that our developments face.
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
We utilize third-party contractor and consultant arrangements to assist us in operating our real estate development division. These contractual arrangements may not be as effective in providing direct control over this business division. For example, our third-party advisors could fail to take actions required for our real estate development businesses despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, we cannot assure you that our third-party advisors would always act in our best interests.

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
We could experience a reduction in net income or reduced cash flows if we are unable to obtain reasonably priced financing to support our real estate development projects and land development activities.
The real estate development industry is capital intensive, and development requires significant up-front expenditures to develop land and begin real estate construction. Accordingly, we have and may continue to incur substantial indebtedness to finance our real estate development and land development activities. Although we believe that internally generated funds and current and available borrowing capacity will be sufficient to fund our capital and other expenditures, including additional land acquisition, development and construction activities, and the amounts available from such sources, may not be adequate to meet our needs. If such sources were insufficient, we would seek additional capital in the form of debt from a variety of potential sources, including bank financing. The availability of borrowed funds to be used for additional land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned expenditures could have a material adverse effect on our business and operations and our results of operations in future periods.
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
Inflation can have a major impact on our agribusiness operations. The farming operations are most affected by escalating costs, unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue and we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

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
As of October 31, 2023, directors and members of our executive management team beneficially owned or controlled approximately 3.3% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Real Estate
We own our corporate headquarters in Santa Paula, California. We own approximately 4,300 acres of farm land in California, 1,300 acres in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. We also lease approximately 100 acres of land and have an interest in a partnership that owns approximately 200 acres of land. The land used for agricultural plantings consists of approximately 3,500 acres of lemons, approximately 1,200 acres of avocados, approximately 100 acres of oranges and approximately 400 acres of other crops. We believe that our properties are generally suitable to meet our production needs for the foreseeable future. Our agribusiness land holdings are summarized below as of October 31, 2023 ($ in thousands):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Windfall Farms	700	16,162	2009	$23,089
Associated Citrus Packers	1,300	14,500	2013	$11,154
Pan de Azucar	200	2,395	2017	$11,975
San Pablo	3,300	5,837	2018	$1,769
Santa Clara	1,200	8,600	2019	$7,167
Other agribusiness land	600	574	various	$957
Total agribusiness land holdings	10,600	$55,732
The book value of our agribusiness land holdings of approximately $55.7 million differs from the land balance of $56.0 million included in property, plant and equipment in the notes to the consolidated financial statements in Item 8 of this Annual Report as the table above excludes land holdings related to our other operations.
We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We have a 5.5 acre, one-megawatt ground-based photovoltaic solar generator and one-megawatt roof array, which provides the majority of the power to operate our packing facility.
We own and maintain 238 residential units in Ventura County that we lease to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants.
We own and have equity investments in real estate development property in Ventura County, California. These properties are in various stages of development for up to approximately 800 residential units.
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our Associated farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.

Our rights to extract groundwater from the Santa Paula Basin are governed by the Santa Paula Basin Judgment (the “Judgment”). The Judgment was entered into in 1996 by stipulation among the United Water Conservation District, the City of Ventura and various members of the Santa Paula Basin Pumpers Association (the “Association”). The Association is a not-for-profit, mutual benefit corporation, which represents the interests of all overlying landowners with rights to extract groundwater from the Santa Paula Basin and the City of Santa Paula. We are a member of the Association and membership is governed by the Association's Bylaws.
Our California water resources include approximately 17,000 acre-feet of water affiliated with our owned properties, of which approximately 8,600 acre-feet are adjudicated. Our Yuma, Arizona water resources include approximately 11,700 acre-feet of water sourced from the Colorado River. We own shares in various not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.
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
Item 3. Legal Proceedings
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 3 regarding our legal proceedings is incorporated by reference herein from Note 18 – Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report.
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
Holders
On November 30, 2023, there were approximately 233 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.
Dividends
The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2023
Fourth Quarter Ended October 31, 2023	$0.075
Third Quarter Ended July 31, 2023	$0.075
Second Quarter Ended April 30, 2023	$0.075
First Quarter Ended January 31, 2023	$0.075
2022
Fourth Quarter Ended October 31, 2022	$0.075
Third Quarter Ended July 31, 2022	$0.075
Second Quarter Ended April 30, 2022	$0.075
First Quarter Ended January 31, 2022	$0.075
In December 2023, we declared our quarterly dividend of $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management's control.

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
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2023 - August 31, 2023	—	$—	—	—
September 1, 2023 - September 30, 2023	—	$—	—	—
October 1, 2023 - October 31, 2023	37,878	$14.29	—	—
Total	37,878		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of operations for fiscal year 2023 compared to fiscal year 2022. For discussion related to the results of operations and changes in financial condition for fiscal year 2022 compared to fiscal year 2021 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on December 22, 2022.
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
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which includes oranges, specialty citrus, other crops and farm management services. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals comprised of 238 completed rental units, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.
Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2023 Highlights and Recent Developments”

Results of Operations
The following table shows the results of operations ($ in thousands):

	Years Ended October 31,
	2023		2022		2021
Net revenues:
Agribusiness	$174,381	97%	$179,281	97%	$161,381	97%
Other operations	5,520	3%	5,324	3%	4,646	3%
Total net revenues	179,901	100%	184,605	100%	166,027	100%
Costs and expenses:
Agribusiness	169,169	99%	160,651	88%	148,492	86%
Other operations	4,612	3%	4,438	2%	4,332	3%
(Gain) loss on disposal of assets, net	(28,849)	(17)%	(4,500)	(2)%	109	—%
Gain on legal settlement	(2,269)	(1)%	—	—%	—	—%
Selling, general and administrative	26,455	16%	21,815	12%	19,427	11%
Total costs and expenses	169,118	100%	182,404	100%	172,360	100%
Operating income (loss):
Agribusiness	5,212		18,630		12,889
Other operations	908		886		314
Gain (loss) on disposal of assets, net	28,849		4,500		(109)
Gain on legal settlement	2,269		—		—
Selling, general and administrative	(26,455)		(21,815)		(19,427)
Operating income (loss)	10,783		2,201		(6,333)
Other income (expense):
Interest income	364		53		379
Interest expense, net of patronage dividends	(494)		(2,291)		(1,501)
Equity in earnings of investments, net	5,322		1,341		3,203
Other (expense) income, net	(2,611)		(955)		89
Total other income (expense)	2,581		(1,852)		2,170
Income (loss) before income tax (provision) benefit	13,364		349		(4,163)
Income tax (provision) benefit	(4,247)		(823)		266
Net income (loss)	9,117		(474)		(3,897)
Net loss attributable to noncontrolling interest	283		238		456
Net income (loss) attributable to Limoneira Company	$9,400		$(236)		$(3,441)
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, named executive officer cash severance, pension settlement cost, (gain) loss on disposal of assets, net, cash bonus related to sale of assets and gain on legal settlement are important measures to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in fiscal year 2021 did not exclude stock-based compensation which has now been excluded as management believes this is a better representation of cash generated by operations and is consistent with peer company reporting. Adjusted EBITDA for fiscal year 2021 has been restated to conform to the current presentation. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Years Ended October 31,
	2023	2022	2021
Net income (loss) attributable to Limoneira Company	$9,400	$(236)	$(3,441)
Interest income	(364)	(53)	(379)
Interest expense, net of patronage dividends	494	2,291	1,501
Income tax provision (benefit)	4,247	823	(266)
Depreciation and amortization	8,576	9,798	9,812
EBITDA	$22,353	$12,623	$7,227
Stock-based compensation	3,841	2,732	2,582
Named executive officer cash severance	—	432	—
Pension settlement cost	2,700	607	—
(Gain) loss on disposal of assets, net	(28,849)	(4,500)	109
Cash bonus related to sale of assets	2,000	—	—
Gain on legal settlement	(2,269)	—	—
Adjusted EBITDA	$(224)	$11,894	$9,918
Fiscal Year 2023 Compared to Fiscal Year 2022
Revenues
Total net revenues for fiscal year 2023 were $179.9 million compared to $184.6 million for fiscal year 2022. The 3% decrease of $4.7 million was primarily due to decreased avocados and oranges agribusiness revenues, partially offset by farm management agribusiness revenues, as detailed below (in thousands):

	Years Ended October 31,
	2023	2022	Change
Lemons	$142,110	$143,061	$(951)	(1)%
Avocados	7,046	17,331	(10,285)	(59)%
Oranges	5,779	9,911	(4,132)	(42)%
Specialty citrus and other crops	9,515	8,978	537	6%
Farm management	9,931	—	9,931	—%
Agribusiness revenues	$174,381	$179,281	$(4,900)	(3)%
•Lemons: The decrease in fiscal year 2023, compared to fiscal year 2022, was primarily due to decreased fresh lemon sales, partially offset by increased brokered lemons and other lemon sales. During fiscal years 2023 and 2022, fresh lemon sales were $86.8 million and $92.9 million, in aggregate, on 4.8 million and 4.9 million cartons of lemons sold at average per carton prices of $18.24 and $18.77, respectively. Lemon revenues in fiscal years 2023 and 2022 included brokered lemons and other lemon sales of $30.3 million and $24.5 million, shipping and handling of $20.6 million and $22.2 million, and lemon by-product sales of $3.0 million and $3.5 million, respectively. In addition, lemon revenues included settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: The decrease in fiscal year 2023, compared to fiscal year 2022 was primarily due to decreased volume and lower prices of avocados sold. During fiscal years 2023 and 2022, 3.8 million and 8.2 million pounds of avocados were sold at an average per pound price of $1.06 and $2.08, respectively. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. In addition, avocado revenues included settlement proceeds of $2.4 million allocated to avocados and crop insurance proceeds of $0.7 million in fiscal year 2023.
•Oranges: The decrease in fiscal year 2023, compared to fiscal year 2022, was primarily due to decreased volume, mainly related to the Northern Properties sale. During fiscal years 2023 and 2022, 292,000 and 676,000 cartons of oranges were sold at an average per carton price of $19.79 and $14.66, respectively.

•Specialty citrus and other crops: The increase in fiscal year 2023, compared to fiscal year 2022, was primarily due to higher prices, partially offset by decreased volume of specialty citrus sold. During fiscal years 2023 and 2022, we sold 240,000 and 434,000 40-pound carton equivalents of specialty citrus at an average per carton price of $27.18 and $13.22, respectively. Additionally, during fiscal years 2023 and 2022, we sold $2.9 million and $3.2 million of wine grapes, respectively.
•Farm management: Farm management revenues in fiscal year 2023 were $9.9 million, primarily due to the Northern Properties farming, management and operations services. There were no farm management revenues in fiscal year 2022.
Other operations revenue in fiscal years 2023 and 2022 was $5.5 million and $5.3 million, respectively. The increase in fiscal year 2023, compared to fiscal year 2022, was primarily due to increased leased land revenue.
Costs and Expenses
Our total costs and expenses in fiscal year 2023 were $169.1 million, compared to $182.4 million in the same period of fiscal year 2022. The 7% decrease of $13.3 million was primarily due to increased gain on disposal of assets, mainly related to the Northern Properties sale, partially offset by the loss on disposal of Cadiz Ranch assets and increased agribusiness costs and expenses. Agribusiness costs and expenses are detailed below (in thousands):

	Years Ended October 31,
	2023	2022	Change
Packing costs	$48,581	$45,448	$3,133	7%
Harvest costs	18,613	20,767	(2,154)	(10)%
Growing costs	33,379	26,277	7,102	27%
Third-party grower and supplier costs	61,273	59,555	1,718	3%
Depreciation and amortization	7,323	8,604	(1,281)	(15)%
Agribusiness costs and expenses	$169,169	$160,651	$8,518	5%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. In fiscal years 2023 and 2022, lemon packing costs were $45.7 million and $43.0 million, respectively. The increase in fiscal year 2023 was primarily due to higher average per carton costs, partially offset by decreased volume of fresh lemons packed and sold compared to fiscal year 2022. During fiscal years 2023 and 2022, we packed and sold 4.8 million and 4.9 million cartons of lemons at average per carton costs of $9.61 and $8.69, respectively. The increase in average per carton costs in fiscal year 2023, compared to fiscal year 2022, was primarily due to increased labor and benefit costs. Additionally, in fiscal years 2023 and 2022, packing costs included $2.9 million and $2.4 million of shipping costs, respectively.
•Harvest costs: The decrease in harvest costs in fiscal year 2023, compared to fiscal year 2022, was primarily due to decreased volume of avocados, oranges and specialty citrus harvested, partially offset by increased volume of lemons harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase in fiscal year 2023, compared to fiscal year 2022, was primarily due to the Northern Properties farm management costs which were expensed in fiscal year 2023 and were capitalized as cultural costs in fiscal year 2022, as well as farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers as well as the cost of brokered fruit is referred to as third-party grower and supplier costs. The increase in fiscal year 2023, compared to fiscal year 2022, was primarily due to increased costs incurred for brokered fruit, partially offset by decreased costs for third-party growers and suppliers' fruit. In fiscal years 2023 and 2022, we incurred costs for purchased, packed fruit for resale of $29.4 million and $26.2 million, respectively. In fiscal years 2023 and 2022, we incurred costs for third-party growers and suppliers' fruit of $31.9 million and $33.4 million, respectively. During fiscal years 2023 and 2022 of the 4.8 million and 4.9 million cartons of lemons packed and sold, 2.6 million (54%) and 2.6 million (52%), were procured from third-party growers and suppliers at average per carton prices of $12.44 and $13.03, respectively.
•Depreciation and amortization: Depreciation and amortization expense for fiscal years 2023 and 2022 was $7.3 million and $8.6 million, respectively. The decrease in fiscal year 2023, compared to fiscal year 2022, was primarily due to the Northern Properties sale in fiscal year 2023.

Other operations expenses for fiscal years 2023 and 2022 were $4.6 million and $4.4 million, respectively.
Gain on disposal of assets, net in fiscal years 2023 and 2022 were $28.8 million and $4.5 million, respectively. The change is primarily due to the gain on the sale of the Northern Properties, partially offset by the loss on disposal of Cadiz Ranch assets in fiscal year 2023.
Gain on legal settlement was $2.3 million in fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative expenses for fiscal year 2023 were $26.5 million compared to $21.8 million for fiscal year 2022. The $4.7 million increase was primarily due to:
•$2.5 million net increase in salaries, benefits and incentive compensation;
•$0.7 million increase in tax, legal and consulting fees primarily related to disposals of Northern Properties and Cadiz;
•$0.2 million increase in selling expenses; and
•$1.3 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other Income (Expense)
Total other income (expense) was $2.6 million and $(1.9) million for fiscal years 2023 and 2022, respectively. The $4.4 million increase in total other income was primarily due to:
•$4.0 million increase of equity earnings in investments primarily due to LLCB;
•$1.8 million decrease of interest expense due to decreased long-term debt; and
•$1.7 million increase of other expense primarily due to pension settlement cost.
Income Taxes
We recorded for fiscal years 2023 and 2022 income tax provision of $4.2 million and $0.8 million on pre-tax income of $13.4 million and $0.3 million, respectively. The tax provision recorded for fiscal year 2023 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our effective tax rate for fiscal years 2023 and 2022 was 31.8% and 234.8%, respectively.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively, for fiscal years 2023 and 2022.
Segment Results of Operations
We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 21 - Segment Information for additional information regarding our operating segments.

Segment information for fiscal year 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$121,537	$20,573	$—	$7,046	$25,225	$174,381	$5,520	$179,901
Intersegment revenue	—	31,081	(31,081)	—	—	—	—	—
Total net revenues	121,537	51,654	(31,081)	7,046	25,225	174,381	5,520	179,901
Costs and expenses (gain)	120,494	45,689	(31,081)	4,034	22,710	161,846	(1,304)	160,542
Depreciation and amortization	—	—	—	—	—	7,323	1,253	8,576
Operating income	$1,043	$5,965	$—	$3,012	$2,515	$5,212	$5,571	$10,783
Segment information for fiscal year 2022 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$120,885	$22,176	$—	$17,331	$18,889	$179,281	$5,324	$184,605
Intersegment revenue	—	29,817	(29,817)	—	—	—	—	—
Total net revenues	120,885	51,993	(29,817)	17,331	18,889	179,281	5,324	184,605
Costs and expenses	115,119	43,017	(29,817)	5,524	18,204	152,047	20,559	172,606
Depreciation and amortization	—	—	—	—	—	8,604	1,194	9,798
Operating income (loss)	$5,766	$8,976	$—	$11,807	$685	$18,630	$(16,429)	$2,201
Fiscal Year 2023 Segment Information Compared to Fiscal Year 2022 Segment Information
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For fiscal years 2023 and 2022, our fresh lemons segment total net revenues were $121.5 million and $120.9 million, respectively. The 1% increase of $0.6 million was primarily due to:
•Fresh lemon sales decrease of $6.2 million;
•Brokered lemons and other lemon sales increase of $5.8 million;
•Lemon by-products decrease of $0.4 million; and
•Legal settlement proceeds in fiscal year 2023 allocated to fresh lemons of $1.4 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers, transportation costs and packing service charges incurred from the lemon packing segment to pack lemons for sale. For fiscal years 2023 and 2022, our fresh lemons segment costs and expenses were $120.5 million and $115.1 million, respectively. The 5% increase of $5.4 million was primarily due to:
•Harvest costs increase of $0.3 million;
•Growing costs increase of $3.2 million;
•Third-party grower and supplier costs increase of $0.1 million;
•Transportation costs increase of $0.5 million; and
•Intersegment costs and expenses increase of $1.3 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue, intersegment packing revenue and shipping and handling revenue. For fiscal years 2023 and 2022, our lemon packing segment total net revenues were $51.7 million and $52.0 million, respectively, a 1% decrease of $0.3 million.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For fiscal years 2023 and 2022, our lemon packing costs and expenses were $45.7 million and $43.0 million, respectively. The 6% increase of $2.7 million was primarily due to increased labor and benefit costs.

Lemon packing segment operating income per carton sold was $1.25 and $1.81 for fiscal years 2023 and 2022, respectively.
The lemon packing segment included $31.1 million and $29.8 million of intersegment revenues for fiscal years 2023 and 2022, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment revenues were $7.0 million and $17.3 million for fiscal years 2023 and 2022, respectively, a 59% decrease of $10.3 million, due primarily to alternating years of high and low production due to plant physiology.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $4.0 million and $5.5 million for fiscal years 2023 and 2022, respectively. The 27% decrease of $1.5 million primarily consisted of the following:
•Harvest costs decrease of $0.9 million; and
•Growing costs decrease of $0.6 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $25.2 million and $18.9 million for fiscal years 2023 and 2022, respectively. The 34% increase of $6.3 million was primarily due to:
•Orange revenues decrease of $4.1 million;
•Specialty citrus and other revenues increase of $0.5 million; and
•Farm management revenues in fiscal year 2023 were $9.9 million. There were no farm management revenues in fiscal year 2022.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs and purchased fruit costs. Our other agribusiness costs and expenses were $22.7 million and $18.2 million for fiscal years 2023 and 2022, respectively. The 25% increase of $4.5 million was primarily due to:
•Harvest costs decrease of $1.5 million;
•Growing costs increase of $4.4 million; and
•Purchased fruit costs increase of $1.6 million.
Total agribusiness depreciation and amortization expenses were $7.3 million and $8.6 million for fiscal years 2023 and 2022, respectively.
Corporate and Other
Our corporate and other operations revenues were $5.5 million and $5.3 million for fiscal years 2023 and 2022, respectively.
Costs and expenses (gain) in our corporate and other operations were $(1.3) million and $20.6 million for fiscal years 2023 and 2022, respectively, and include selling, general and administrative costs and expenses, gain on disposal of assets, net and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for fiscal years 2023 and 2022 were $1.3 million and $1.2 million, respectively.
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

Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 11 - Long-Term Debt and Note 13 - Leases for amounts outstanding as of October 31, 2023, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities was $(15.9) million and $14.8 million for fiscal years 2023 and 2022, respectively. The significant components of our cash flows (used in) provided by operating activities were as follows:
•Net income (loss) was $9.1 million and $(0.5) million for fiscal years 2023 and 2022, respectively. The components of net income for fiscal year 2023, compared to net loss for fiscal year 2022, consists of an increase in operating income of $8.6 million and an increase in total other income of $4.4 million, offset by an increase in income tax provision of $3.4 million.
•Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
◦Adjustments (used) provided $(22.5) million and $10.0 million for fiscal years 2023 and 2022, respectively, primarily related to depreciation and amortization, gain on disposal of assets, stock compensation expense, equity in earnings of investments, net and deferred income taxes.
◦Changes in operating assets and liabilities (used in) provided by $(2.5) million and $5.3 million of operating cash for fiscal years 2023 and 2022, respectively, primarily related to cultural costs, prepaid expenses/other current assets, accounts payable/growers and suppliers payable, accrued liabilities/payables to related parties, and other long-term liabilities.
Cash Flows from Investing Activities
▪The $90.6 million of net cash provided by investing activities during fiscal year 2023 was comprised primarily of net proceeds from sales of assets of $98.5 million, net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $10.3 million, primarily related to orchard and vineyard development.
▪The $19.4 million of net cash provided by investing activities during fiscal year 2022 was comprised primarily of net proceeds from sale of assets of $19.3 million, net proceeds from the sale of real estate development assets of $7.9 million, collection on notes receivable of $2.8 million, partially offset by capital expenditures of $10.1 million related to orchard and vineyard development.
Cash Flows from Financing Activities
•The $71.9 million of net cash used in financing activities during fiscal year 2023 was comprised primarily of net repayments of long-term debt $65.0 million and common and preferred stock dividends of $5.9 million.
•The $33.5 million of net cash used in financing activities during fiscal year 2022 was comprised primarily of net repayments of long-term debt of $26.8 million, common and preferred stock dividends of $5.8 million and the exchange of common stock of $1.5 million, partially offset by proceeds from equipment financings of $1.0 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations and from our AgWest Farm Credit Facility, which includes the Master Loan Agreement (the “MLA”) and Supplements. In addition, we have Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 11- Long-Term Debt.
In June 2021, we entered into the MLA with the Lender, together with the Supplements and a Fixed Interest Rate Agreement, which extends the principal repayment to July 1, 2026. The MLA governs the terms of the Supplements.

The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of October 31, 2023, our outstanding borrowings under the AgWest Farm Credit Facility were $40.0 million and we had $75.0 million of availability.
On January 31, 2023, the Company sold the Northern Properties which resulted in total net proceeds of $98.4 million. The proceeds were used to pay down all of the Company's domestic debt except the Non-Revolving Credit Supplement.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio on an annual basis. In September 2023, the Lender modified the covenant to defer measurement as of October 31, 2023 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2024.
In fiscal years 2023 and 2022 we received annual patronage dividends of $1.4 million and $1.6 million, respectively, from the Lender.
Dividends
The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid totaled $0.5 million in each of the fiscal years 2023 and 2022.
Cash dividends declared in each of the fiscal years 2023 and 2022 totaled $0.30 per common share and such dividends paid totaled $5.4 million in fiscal year 2023 and $5.3 million in fiscal year 2022.
Income Taxes
In fiscal years 2023 and 2022, we paid income taxes of $7.2 million and $0.1 million, respectively.
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
In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans currently include approximately 1,500 residential units and site improvements. A total of 707 residential units have closed from the project's inception to October 31, 2023.
In October 2022, we entered into a joint venture with Lewis for the development of our 17-acre East Area I Retained Property. We formed LLCB II as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for approximately $8.0 million. We recorded a gain on the transaction of approximately $4.7 million, of which $0.5 million was deferred.
The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception each partner has made funding contributions of $21.4 million to LLCB and $0.5 million to LLCB II. We expect to receive approximately $123.0 million from LLCB, LLCB II and East Area II over the next seven years of the projects.

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
Impairment of Real Estate Development Projects – We evaluate our real estate development projects, held either by us or as included specifically within our investments in LLCB and LLCB II, for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development projects are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, we further evaluate the real estate development projects for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development projects to the respective carrying amount for our real estate development or b) determining if our equity in investment has incurred an other-than-temporary decline.
We make significant judgments in evaluating each real estate development project, as held by us or within our investments in LLCB and LLCB II, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. For fiscal years 2023, 2022 and 2021, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on our equity in LLCB or LLCB II.
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
Borrowings under the AgWest Farm Credit Facility are subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the AgWest Farm Credit Facility, our borrowing interest rate is an internally calculated rate based on an AgWest Farm Credit internal method that follows the changing market interest rates and the cost to fund variable-rate loans. Rate changes are expected to be generally the same as the Federal Open Market Committee (the “FOMC”) recommended changes, however the changes may be marginally different than the FOMC's recommendation. As of October 31, 2023, our total debt outstanding under the AgWest Farm Credit Facility was $40.0 million.
Based on our level of borrowings as of October 31, 2023, a 100 basis points increase in interest rates would not materially increase our interest expense for fiscal year 2024 or the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would not materially decrease our net income for fiscal year 2024 or the three subsequent fiscal years. We have strategies in place to manage our exposure to interest rate risk, including the potential early pay down of outstanding debt under the AgWest Farm Credit Facility. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Item 8. Financial Statements and Supplementary Data
Limoneira Company
All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the "Company") as of October 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and temporary equity, and cash flows, for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include, before the basis difference and related amortization discussed in Note 7, its equity in investment in LLCB of $58,282,000 and $52,431,000 as of October 31, 2023 and 2022, respectively, and its equity earnings in LLCB of $5,851,000, $1,015,000, and $4,508,000 for the years ended October 31, 2023, 2022, and 2021, respectively. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity in investment and equity earnings in LLCB, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
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
Real estate development assets held by the Company and equity in investment in LLCB – Impairment Indicators – Refer to Notes 2, 6 and 7 to the financial statements

Critical Audit Matter Description
The Company’s evaluation of real estate development projects, held either by the Company or as included specifically within its investment in LLCB, for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development projects are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, the Company further evaluates the real estate development projects for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development projects to the respective carrying amount for its real estate development or b) determining if its equity in investment has incurred an other-than-temporary decline.
The Company makes significant judgments in evaluating each real estate development project as held by them or within its investment in LLCB, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. Real estate development assets held by the Company were $9,987,000, and equity in investments was $78,816,000 as of October 31, 2023 of which $66,288,000 was allocated to LLCB. For the year ended October 31, 2023, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on the Company’s equity in LLCB.
We identified the significant judgments made by management in evaluating real estate development assets held by the Company and equity in investment in LLCB, for possible indicators of impairment, as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions when determining whether events or changes in circumstances have occurred indicating that the carrying amount of, or investment in, real estate development assets held by the Company and equity in investment in LLCB may not be recoverable and whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate development assets held by the Company and equity in investment in LLCB for possible indications of impairment included the following, among others:
•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that real estate development assets held by the Company or equity in investment in LLCB is no longer recoverable, including controls over management’s evaluation of the entitlement process, litigation, changes in zoning, government regulation, geographical demand and market conditions.
•We evaluated management’s impairment analysis by:
–Searching for adverse asset-specific and/or market conditions by reviewing publicly available information on land values in the surrounding regions of the development, periodicals and news information relating to the Southern California real estate market
–Obtaining information from legal counsel and performing inquiries with management in order to evaluate any changes in the status of litigation matters affecting the real estate development assets and the potential impact on the ability to recover the accumulated costs, including any relevant government regulations and/or other matters impacting the entitlement process
–Obtaining comparable land sales in the area and comparing such data to information used by management with the assistance of our fair value specialists
–Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis

/s/ Deloitte & Touche LLP
Los Angeles, California
December 21, 2023
We have served as the Company’s auditor since 2019.

LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31,
	2023	2022
Assets
Current assets:
Cash	$3,631	$857
Accounts receivable, net	14,458	15,651
Cultural costs	2,334	8,643
Prepaid expenses and other current assets	5,588	8,496
Receivables/other from related parties	4,214	3,888
Total current assets	30,225	37,535
Property, plant and equipment, net	160,631	222,628
Real estate development	9,987	9,706
Equity in investments	78,816	72,855
Goodwill	1,512	1,506
Intangible assets, net	6,657	7,317
Other assets	13,382	16,971
Total assets	$301,210	$368,518
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$9,892	$10,663
Growers and suppliers payable	9,629	10,740
Accrued liabilities	8,651	11,279
Payables to related parties	4,805	4,860
Current portion of long-term debt	381	1,732
Total current liabilities	33,358	39,274
Long-term liabilities:
Long-term debt, less current portion	40,628	104,076
Deferred income taxes	22,172	23,497
Other long-term liabilities	4,555	9,807
Total liabilities	100,713	176,654
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2023 and October 31, 2022) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2023 and October 31, 2022) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2023 and October 31, 2022)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,192,009 and 17,935,292 shares issued and 17,941,032 and 17,684,315 shares outstanding at October 31, 2023 and October 31, 2022, respectively)	179	177
Additional paid-in capital	168,441	165,169
Retained earnings	19,017	15,500
Accumulated other comprehensive loss	(5,666)	(7,908)
Treasury stock, at cost, 250,977 shares at October 31, 2023 and October 31, 2022	(3,493)	(3,493)
Noncontrolling interest	11,209	11,609
Total stockholders' equity	189,687	181,054
Total liabilities, convertible preferred stock and stockholders' equity	$301,210	$368,518
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended October 31,
	2023	2022	2021
Net revenues:
Agribusiness	$174,381	$179,281	$161,381
Other operations	5,520	5,324	4,646
Total net revenues	179,901	184,605	166,027
Costs and expenses:
Agribusiness	169,169	160,651	148,492
Other operations	4,612	4,438	4,332
(Gain) loss on disposal of assets, net	(28,849)	(4,500)	109
Gain on legal settlement	(2,269)	—	—
Selling, general and administrative	26,455	21,815	19,427
Total costs and expenses	169,118	182,404	172,360
Operating income (loss)	10,783	2,201	(6,333)
Other income (expense):
Interest income	364	53	379
Interest expense, net of patronage dividends	(494)	(2,291)	(1,501)
Equity in earnings of investments, net	5,322	1,341	3,203
Other (expense) income, net	(2,611)	(955)	89
Total other income (expense)	2,581	(1,852)	2,170
Income (loss) before income tax (provision) benefit	13,364	349	(4,163)
Income tax (provision) benefit	(4,247)	(823)	266
Net income (loss)	9,117	(474)	(3,897)
Net loss attributable to noncontrolling interest	283	238	456
Net income (loss) attributable to Limoneira Company	9,400	(236)	(3,441)
Preferred dividends	(501)	(501)	(501)
Net income (loss) applicable to common stock	$8,899	$(737)	$(3,942)

Basic net income (loss) per common share	$0.50	$(0.04)	$(0.23)

Diluted net income (loss) per common share	$0.50	$(0.04)	$(0.23)

Weighted-average common shares outstanding-basic	17,603	17,513	17,555
Weighted-average common shares outstanding-diluted	17,603	17,513	17,555
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended October 31,
	2023	2022	2021
Net income (loss)	$9,117	$(474)	$(3,897)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	518	(2,430)	(685)
Minimum pension liability adjustments, net of tax of $(135), $(71) and $940	(220)	(183)	2,500
Pension settlement cost, net of tax of $756, $169 and $0	1,944	438	—
Total other comprehensive income (loss), net of tax	2,242	(2,175)	1,815
Comprehensive income (loss)	11,359	(2,649)	(2,082)
Comprehensive loss attributable to noncontrolling interest	283	356	445
Comprehensive income (loss) attributable to Limoneira Company	$11,642	$(2,293)	$(1,637)
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
(in thousands, except share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling	Total	Series B Convertible Preferred	Series B-2 Convertible Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2020	17,606,730	$179	$162,084	$30,797	$(7,548)	$(3,493)	$13,741	$195,760	$1,479	$9,331
Dividends - common ($0.30 per share)	—	—	—	(5,303)	—	—	—	(5,303)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	125,663	1	2,581	—	—	—	—	2,582	—	—
Exchange of common stock	(46,993)	(1)	(700)	—	—	—	—	(701)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(1,331)	(1,331)	—	—
Net loss	—	—	—	(3,441)	—	—	(456)	(3,897)	—	—
Other comprehensive income, net of tax	—	—	—	—	1,815	—	11	1,826	—	—
Balance at October 31, 2021	17,685,400	179	163,965	21,552	(5,733)	(3,493)	11,965	188,435	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,315)	—	—	—	(5,315)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	104,231	1	2,731	—	—	—	—	2,732	—	—
Exchange of common stock	(105,316)	(3)	(1,527)	—	—	—	—	(1,530)	—	—
Net loss	—	—	—	(236)	—	—	(238)	(474)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,175)	—	(118)	(2,293)	—	—
Balance at October 31, 2022	17,684,315	177	165,169	15,500	(7,908)	(3,493)	11,609	181,054	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,382)	—	—	—	(5,382)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	296,189	3	3,838	—	—	—	—	3,841	—	—
Exchange of common stock	(39,472)	(1)	(566)	—	—	—	—	(567)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(117)	(117)	—	—
Net income (loss)	—	—	—	9,400	—	—	(283)	9,117	—	—
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	2,242	—	—
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended October 31,
	2023	2022	2021
Operating activities
Net income (loss)	$9,117	$(474)	$(3,897)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,576	9,798	9,812
(Gain) loss on disposal of assets, net	(28,849)	(4,500)	109
Gain on legal settlement	(853)	—	—
Stock compensation expense	3,841	2,732	2,582
Non-cash lease expense	1,647	442	520
Equity in earnings of investments, net	(5,322)	(1,341)	(3,203)
Cash distributions from equity investments	220	483	219
Deferred income taxes	(1,947)	548	(189)
Other, net	168	1,831	335
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	815	1,845	(5,076)
Cultural costs	2,455	(1,148)	(639)
Prepaid expenses and other current assets	1,487	(325)	(1,021)
Income taxes payable	(1,035)	—	5,911
Other assets	1,230	(134)	(5)
Accounts payable and growers and suppliers payable	(1,772)	1,853	5,389
Accrued liabilities and payables to related parties	(2,921)	3,269	(730)
Other long-term liabilities	(2,727)	(49)	(512)
Net cash (used in) provided by operating activities	(15,870)	14,830	9,605
Investing activities
Capital expenditures	(10,305)	(10,066)	(9,834)
Net proceeds from sales of assets	98,545	19,259	119
Net proceeds from legal settlement	853	—	—
Net proceeds from sale of real estate development assets	2,577	7,917	—
Cash distribution from Trapani Fresh	122	122	—
Collection on notes receivable	155	2,755	25
Equity investment contributions and capitalized interest	(847)	(48)	—
Cash distribution from equity investment	—	—	106
Investments in mutual water companies and water rights	(523)	(506)	(653)
Net cash provided by (used in) investing activities	90,577	19,433	(10,237)
Financing activities
Borrowings of long-term debt	57,940	146,941	102,196
Repayments of long-term debt	(122,921)	(173,755)	(95,140)
Proceeds from equipment financings	—	1,020	—
Principal paid on finance leases and equipment financings	(491)	(377)	(18)
Dividends paid – common	(5,382)	(5,315)	(5,303)
Dividends paid – preferred	(501)	(501)	(501)
Exchange of common stock	(567)	(1,530)	(700)
Net cash (used in) provided by financing activities	(71,922)	(33,517)	534
Effect of exchange rate changes on cash	(11)	(328)	36
Net increase (decrease) in cash	2,774	418	(62)
Cash at beginning of period	857	439	501
Cash at end of period	$3,631	$857	$439

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended October 31,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$652	$2,064	$1,503
Cash paid (received) during the period for income taxes	$7,229	$83	$(5,911)
Non-cash investing and financing activities:
Contribution of real estate development to equity investment	$—	$7,975	$—
Reduction of net payables to related parties	$—	$2,392	$—
Reduction of note receivable	$—	$388	$—
Capital expenditures accrued but not paid at period-end	$309	$430	$657
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
The Company markets and sells citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and other international markets. The Company was a member of Sunkist Growers, Inc., an agricultural marketing cooperative, and sold a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. As of October 31, 2023 and 2022 the allowances totaled $260,000 and $469,000, respectively. For fiscal years 2023, 2022 and 2021, credit losses were insignificant.
Concentrations and Geographic Information
The Company sells its avocados and oranges, and sold its specialty citrus, to third-party packinghouses. Prior to fiscal year 2022, the Company sold a majority of its avocado production to Calavo. Sales of avocados to Calavo were $6,594,000 in fiscal year 2021.
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 13% of revenue for fiscal year 2023. One individual customer represented 11% of accounts receivable, net as of October 31, 2023.
No individual supplier represented 10% of accounts payable as of October 31, 2023.
Lemons procured from third-party growers were 54%, 52% and 52% of the Company's lemon supply in fiscal years 2023, 2022 and 2021, respectively. One third-party grower was 44% of growers and suppliers payable as of October 31, 2023.

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
Capitalized Interest
Interest is capitalized on real estate development projects and significant construction in progress using the weighted average interest rate during the fiscal year. Capitalized interest is included in property, plant, and equipment, equity in investments and real estate development assets in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $281,000 and $637,000 in fiscal years 2023 and 2022, respectively.
Equity in Investments
Investments in unconsolidated joint ventures in which the Company has significant influence but less than a controlling interest, or is not the primary beneficiary if the joint venture is determined to be a Variable Interest Entity (“VIE”), are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions, capitalized interest and the Company’s equity in net earnings or loss of the respective joint venture. The Company evaluates equity method investments for impairment whenever events or changes in circumstances exist that may indicate the investments are no longer recoverable or have incurred an other-than-temporary decline in value.
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
COVID-19 Pandemic
The decline in demand for the Company's products as a result of the COVID-19 pandemic negatively impacted the Company's sales and profitability since the beginning of the second quarter of fiscal year 2020. The COVID-19 pandemic may continue to impact the Company's sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control.
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
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2023 and 2022.

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
The following table summarizes the changes in other comprehensive income (loss) by component at October 31(in thousands):

	2023			2022			2021
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$518	$—	$518	$(2,430)	$—	$(2,430)	$(685)	$—	$(685)
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	(355)	135	(220)	(254)	71	(183)	3,440	(940)	2,500
Amounts reclassified to earnings included in “Other (expense) income, net”	2,700	(756)	1,944	607	(169)	438	—	—	—
Other comprehensive income (loss)	$2,863	$(621)	$2,242	$(2,077)	$(98)	$(2,175)	$2,755	$(940)	$1,815
The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2020	$(3,069)	$(4,479)	$(7,548)
Other comprehensive (loss) income	(685)	2,500	1,815
Balance as of October 31, 2021	(3,754)	(1,979)	(5,733)
Other comprehensive (loss) income	(2,430)	255	(2,175)
Balance as of October 31, 2022	(6,184)	(1,724)	(7,908)
Other comprehensive income	518	1,724	2,242
Balance as of October 31, 2023	$(5,666)	$—	$(5,666)
Foreign Currency
The Company has foreign subsidiaries whose functional currencies are the Chilean Peso. Their balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and their income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income.
The Company's foreign subsidiaries incurred aggregate foreign exchange transaction losses of approximately $204,000 in both of the fiscal years 2023 and 2022 and $646,000 for fiscal year 2021. These losses are included in selling, general and administrative expenses in the consolidated statements of operations.

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
The Company’s avocados are packed and sold by third-party packinghouses. The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product and the third-party packinghouses are the Company’s customers. The Company controls the product until it is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized.
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. We recorded agribusiness revenues from crop insurance proceeds of $769,000 and $449,000 in fiscal years 2023 and 2022, respectively. There were no proceeds received in fiscal year 2021.
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were immaterial in fiscal year 2023 and $165,000 and $178,000 in fiscal years 2022 and 2021, respectively.
Leases
Accounting for Leases as a Lessee - The Company enters into leases as a lessee generally for agricultural land and packinghouse facilities and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating and finance leases are included in other assets, accrued liabilities and other long-term liabilities on its consolidated balance sheets. Lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses either its incremental borrowing rate based on the information available at commencement date, or the rate implicit in the lease, if known, in determining the present value of future payments.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Leases (continued)
Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to recognize lease expense for these leases on a straight-line basis over the lease term. The Company had material leases with related parties which are further described in Note 15 - Related-Party Transactions.
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
Diluted net income (loss) per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares.
Defined Benefit Retirement Plan
The Company sponsored a defined benefit retirement plan (the “Plan”) that was frozen in June 2004, and no future benefits accrued to participants subsequent to that time. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021. On November 4, 2022, the Company entered into an agreement with Principal Life Insurance Company for the purchase of an annuity contract in connection with the Plan termination. On November 10, 2022, the annuity contract was purchased for $12,617,000, payable with Plan assets and a $2,500,000 cash payment from the Company.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Asset Sales and Disposals
Northern Properties
In October 2022, the Company entered into a Purchase and Sale Agreement, as amended, (the “Agreement”) with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for a purchase price of approximately $100,405,000. On January 25, 2023, the Board approved the Agreement creating a binding agreement of the Company to sell the Northern Properties and the transaction closed on January 31, 2023. During the quarter ended April 30, 2023, the purchase price was decreased by $397,000 for reimbursement of certain cultural costs and prepaid expenses, resulting in a final purchase price of $100,008,000. After transaction costs the Company received net proceeds of $98,411,000.
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
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit $40,000,000 non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax (loss) gain of $(1,667,000), $(1,236,000) and $3,334,000 for fiscal years 2023, 2022 and 2021, respectively.
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
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 during fiscal year 2023.
Oxnard Lemon
In October 2022, the Company sold the Oxnard Lemon property and packing facility located in Ventura County, California. The Company received net proceeds of $19,144,000 and recognized a gain of approximately $846,000, which is included in (gain) loss on disposal of assets, net in the consolidated statements of operations. Concurrent with the closing of the sale, the Company entered into a lease agreement to continue use of the property as a lessee for a period of 36 months from the closing date, with extension options for an additional 24 months.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of October 31 (in thousands):

	2023	2022
Prepaid supplies and insurance	$1,667	$2,958
Assets held for sale	535	2,670
Sales tax receivable	490	475
Income tax receivable	816	—
Lemon supplier advances	791	1,188
Other	1,289	1,205
	$5,588	$8,496
5. Property, Plant and Equipment
Property, plant and equipment consist of the following as of October 31 (in thousands):

	2023	2022
Land	$55,974	$87,617
Land improvements	29,925	37,221
Buildings and building improvements	36,983	37,929
Equipment	58,574	61,615
Orchards and vineyards	43,258	60,657
Construction in progress	16,977	28,489
	241,691	313,528
Less accumulated depreciation	(81,060)	(90,900)
	$160,631	$222,628
Depreciation expense was $7,701,000, $9,075,000 and $8,883,000 for fiscal years 2023, 2022 and 2021, respectively.
Refer to Note 3 - Asset Sales and Disposals for discussion on the Company's significant property, plant and equipment transactions.
6. Real Estate Development
Real estate development assets are comprised of land and land development costs for the East Area II property in the amount of $9,987,000 and $9,706,000 as of October 31, 2023 and 2022, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of October 31, 2023 and 2022, which is included in payables to related parties.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Real Estate Development (continued)
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and is payable monthly. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had no outstanding balance of as of October 31, 2023.
In February 2018, the Company and certain principals from Lewis guaranteed the obligations under the Loan. The guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. The guarantee continues in effect until all of the Loan obligations are fully paid and the Loan terminates. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and is included in other long-term liabilities with a corresponding value in equity in investments. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in LLCB.
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. After transaction costs, the Company received net proceeds of $7,917,000 and recorded a gain on the transaction of $4,652,000, of which $465,000 was deferred and $4,187,000 is included in (gain) loss on disposal of assets, net in the consolidated statements of operations for fiscal year 2022. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. In connection with the closing, the Company and Lewis amended LLCB’s Limited Liability Company Agreement to provide that LLCB is to include the processing of final approval for additional residential units to be developed and constructed on the Retained Property. The Company made contributions of $525,000 to LLCB II in fiscal year 2023.
Through October 31, 2023, LLCB has closed on lot sales representing 707 residential units since inception, including 121 residential units in fiscal year 2023.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during fiscal year 2023.
In December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. In fiscal year 2022, the promissory note was paid in full and the deferred gain of $161,000 was recorded in (gain) loss on disposal of assets, net.
7. Equity in Investments
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
The Company provides Del Mar with farm management, orchard land development and accounting services and received expense reimbursements of $206,000, $202,000 and $200,000 in fiscal years 2023, 2022 and 2021, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,161,000, $1,568,000 and $1,681,000 in fiscal years 2023, 2022 and 2021, respectively. Fruit proceeds due to Del Mar were $347,000 and $703,000 as of October 31, 2023 and 2022, respectively, and are included in growers and suppliers payable in the accompanying consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
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
Rosales S.A.
The Company currently has a 47% equity interest in Rosales S.A. (“Rosales”) of which 35% was acquired in fiscal year 2014 and an additional 12% interest was acquired with the purchase of Fruticola Pan de Azucar S.A. (“PDA”) in fiscal year 2017. Rosales is a citrus packing, marketing and sales business located in La Serena, Chile. In addition, the Company has the right to acquire the interest of the majority shareholder of Rosales upon death or disability of Rosales’ general manager for the fair value of the interest on the date of the event as defined in the shareholders’ agreement. Since the Company has significant influence, but less than a controlling interest, the Company’s investment in Rosales is accounted for using the equity method of accounting.
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings of investments. Amortization amounted to $87,000, $118,000 and $180,000 for fiscal years 2023, 2022 and 2021, respectively, and is estimated to be immaterial thereafter.
The Company recognized $4,581,000, $3,615,000 and $3,405,000 of lemon sales to Rosales in fiscal years 2023, 2022 and 2021, respectively. The aggregate amount of lemons and oranges procured from Rosales was $5,826,000, $3,821,000 and $5,304,000 in fiscal years 2023, 2022 and 2021, respectively. Net amounts due from Rosales were $626,000 and $270,000 as of October 31, 2023 and 2022, respectively, and are included in receivables/other from related parties and payables to related parties.
Limoneira Lewis Community Builders, LLC (“LLCB”)
As described in Note 6 – Real Estate Development, the Company has a joint venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was deemed significant for the years ended October 31, 2023 and 2021 but was not significant for the year ended October 31, 2022. Therefore, the audited financial statements of LLCB for the years ended October 31, 2023, 2022 and 2021 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $58,282,000 as of October 31, 2023. The basis difference of $8,006,000 as of October 31, 2023 is primarily comprised of capitalized interest, amounts related to the loan guarantee and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized totaled $717,000, $77,000 and $1,434,000 in fiscal years 2023, 2022 and 2021, respectively. The Company's share of LLCB's net income prior to basis amortization was $5,851,000, $1,015,000 and $4,508,000 for fiscal years 2023, 2022 and 2021, respectively.
LLCB II, LLC (“LLCB II”)
As described in Note 6 - Real Estate Development, in October 2022, the Company formed a joint venture with Lewis for the residential development of its Retained Property. Control is shared with Lewis, therefore the Company's investment in LLCB II is accounted for using the equity method of accounting.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
The following is financial information of the equity method investees for fiscal years 2023, 2022 and 2021 (in thousands):

2023	Del Mar	Romney	Rosales	LLCB	LLCB II
Current assets	$—	$13	$3,637	$124,939	$17,094
Non-current assets	$797	$597	$2,547	$—	$—
Current liabilities	$13	$3	$3,032	$7,104	$—
Non-current liabilities	$—	$—	$1,085	$—	$—
Revenues	$1,434	$22	$10,903	$30,933	$—
Operating income (loss)	$100	$(4)	$738	$11,770	$(2)
Net income (loss)	$100	$(4)	$538	$11,770	$(2)
2022
Current assets	$654	$—	$3,478	$116,596	$16,051
Non-current assets	$807	$612	$2,606	$—	$—
Current liabilities	$—	$—	$3,076	$10,531	$5
Non-current liabilities	$—	$—	$1,686	$—	$—
Revenues	$2,882	$6	$7,177	$2,500	$—
Operating income (loss)	$1,823	$(1)	$272	$1,809	$—
Net income (loss)	$1,823	$(1)	$26	$1,809	$—
2021
Revenues	$2,059	$17	$9,862	$42,853	$—
Operating income (loss)	$1,052	$(4)	$438	$9,087	$—
Net income (loss)	$1,052	$(4)	$35	$9,087	$—
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	LLCB II	Total
Investment balance October 31, 2020	$1,920	$511	$1,641	$57,142	$—	$61,214
Equity earnings (losses)	296	(3)	(164)	3,074	—	3,203
Cash distributions	(219)	—	(106)	—	—	(325)
Foreign currency adjustments	—	—	(20)	—	—	(20)
Investment balance October 31, 2021	1,997	508	1,351	60,216	—	64,072
Equity earnings (losses)	510	(1)	(106)	938	—	1,341
Cash distributions	(483)	—	—	—	—	(483)
Investment contributions	—	—	—	—	8,023	8,023
Foreign currency adjustments	—	—	(98)	—	—	(98)
Investment balance October 31, 2022	2,024	507	1,147	61,154	8,023	72,855
Equity earnings (losses)	28	(5)	166	5,134	(1)	5,322
Cash distributions	(220)	—	—	—	—	(220)
Cash contributions	—	—	—	—	525	525
Capitalized interest	—	—	—	—	322	322
Foreign currency adjustments	—	—	12	—	—	12
Investment balance October 31, 2023	$1,832	$502	$1,325	$66,288	$8,869	$78,816

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Goodwill and Intangible Assets
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2021	$1,527
Foreign currency translation adjustment	(21)
Balance at October 31, 2022	$1,506
Foreign currency translation adjustment	6
Balance at October 31, 2023	$1,512
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2023 with no impairment noted. The Company did not incur any goodwill impairment losses in fiscal years 2023, 2022 or 2021, as the estimated fair values of its reporting units were in excess of their carrying values.
As of October 31, 2023, the Company allocated goodwill to its reportable segments as follows: Fresh Lemons $942,000 and Lemon Packing $570,000, respectively.
Intangible assets consist of the following as of October 31 (in thousands):

	2023				2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,104)	1,004	8	$2,108	$(881)	$1,227	8
Customer relationships	4,037	(2,111)	1,926	9	4,037	(1,660)	2,377	9
Non-competition agreement	437	(132)	305	8	437	(76)	361	8
Acquired water and mineral rights	3,422	—	3,422	Indefinite	3,352	—	3,352	Indefinite
	$10,004	$(3,347)	$6,657		$9,934	$(2,617)	$7,317
Amortization expense totaled $730,000, $723,000, and $929,000 for fiscal years 2023, 2022 and 2021, respectively.
Estimated future amortization expense of intangible assets are as follows (in thousands):

2024	$711
2025	711
2026	711
2027	427
2028	427
Thereafter	248
$3,235
9. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of October 31, 2023 and 2022 were $5,703,000 and $6,500,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Accrued Liabilities
Accrued liabilities consist of the following as of October 31 (in thousands):

	2023	2022
Compensation	$2,858	$3,572
Property taxes	548	664
Operating expenses	2,223	2,341
Leases	2,150	2,026
Other	872	2,676
	$8,651	$11,279
11. Long-Term Debt
Long-term debt is comprised of the following as of October 31 (in thousands):

	2023	2022
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month Secured Overnight Financing Rate (“SOFR”), which was 5.31% at October 31, 2023, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$88,521
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	919
AgWest Farm Credit term loan: The interest rate was fixed at 3.24%. The loan was repaid in January 2023.	—	7,562
AgWest Farm Credit term loan: The interest rate was fixed at 2.77% until July 1, 2025, becoming variable for the remainder of the loan. The loan was repaid in January 2023.	—	5,555
AgWest Farm Credit term loan: The interest rate was fixed at 3.19%. The loan was repaid in January 2023.	—	2,003
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	583	675
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	112	233
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	314	434
Subtotal	41,009	105,902
Less deferred financing costs, net of accumulated amortization	—	94
Total long-term debt, net	41,009	105,808
Less current portion	381	1,732
Long-term debt, less current portion	$40,628	$104,076
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of October 31, 2023, the Company's outstanding borrowings under the Supplements were $40,000,000 and it had $75,000,000 available to borrow.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Long-Term Debt (continued)
In January 2023, the Company used the proceeds from the Northern Properties sale as described in Note 3 - Asset Sales and Disposals to reduce the Company's long-term debt.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement was based on the one-month LIBOR plus or minus an applicable margin. As of January 1, 2023, the rate transitioned from LIBOR to the SOFR. The applicable margin ranges from 1.68% to 2.28% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each one-year anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
All indebtedness under the MLA, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, and certain of the Company’s agricultural properties and certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions. Should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio on an annual basis. In September 2023, the Lender modified the covenant to defer measurement as of October 31, 2023 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2024.
The Company received annual cash patronage dividends from the Lender of $1,413,000, $1,582,000 and $1,170,000 in fiscal years 2023, 2022 and 2021, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $864,000, $582,000 and $1,110,000 during fiscal years ended 2023, 2022 and 2021, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2024	$381
2025	595
2026	40,033
$41,009

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Other Long-Term Liabilities
Other long-term liabilities consist of the following as of October 31 (in thousands):

	2023	2022
Minimum pension liability	$—	$2,272
Loan guarantee	1,080	1,080
Leases	2,316	5,062
Other	1,159	1,393
	$4,555	$9,807
13. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 19 years, with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of October 31 (in thousands):

	2023	2022
Land and land improvements	$12,333	$13,619
Buildings, equipment and building improvements	20,729	19,983
Orchards	8,410	8,410
Less: accumulated depreciation	(8,931)	(7,912)
Property, plant and equipment, net under operating leases	$32,541	$34,100
Depreciation expense for assets under operating leases was approximately $1,005,000 and $934,000 for fiscal years 2023 and 2022, respectively.
The Company's rental operations revenue consists of the following for the fiscal years ended October 31 (in thousands):

	2023	2022
Operating lease revenue	$5,174	$4,998
Variable lease revenue	346	326
Total lease revenue	$5,520	$5,324
The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2023 are as follows (in thousands):

2024	$1,252
2025	1,031
2026	204
2027	44
2028	44
Thereafter	627
Total	$3,202

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Leases (continued)
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land and packinghouse facilities and equipment with remaining lease terms ranging from one to four years, with various term extensions available. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease costs are primarily included in agribusiness costs and expenses in the Company's consolidated statements of operations.
Lease costs consist of the following for the fiscal years ended October 31 (in thousands):

	2023	2022
Operating lease costs	$2,000	$537
Finance lease costs:
Amortization of lease assets	145	120
Interest on lease liabilities	32	34
Variable lease costs	—	242
Short-term lease costs	600	212
Total lease costs	$2,777	$1,145
Supplemental balance sheet information related to leases consists of the following as of October 31 (in thousands):

	Classification	2023	2022
Assets
Operating lease ROU assets	Other assets	$3,484	$6,190
Finance lease assets	Other assets	1,182	1,091
		$4,666	$7,281

Liabilities
Current operating lease liabilities	Accrued liabilities and payables to related parties	$1,831	$1,892
Current finance lease liabilities	Accrued liabilities	319	268
Non-current operating lease liabilities	Other long-term liabilities	1,714	4,347
Non-current finance lease liabilities	Other long-term liabilities	602	715
		$4,466	$7,222

Weighted-average remaining lease term (in years):
Operating leases		1.6	5.1
Finance leases		3.1	3.9
Weighted-average discount rate:
Operating leases		4.9%	6.1%
Finance leases		4.2%	3.5%

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Leases (continued)
Lessee Arrangements (continued)
Supplemental cash flow information related to leases consists of the following for the fiscal years ended October 31 (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,931	$577
Operating cash outflows from finance leases	$32	$35
Financing cash outflows from finance leases	$297	$219
ROU assets obtained in exchange for new operating lease liabilities	$138	$4,612
Leased assets obtained in exchange for new finance lease liabilities	$235	$68
Write off of ROU asset and operating lease liability	$(1,206)	$—
Future minimum lease payments under non-cancellable leases are as follows (in thousands), which excludes $870,000 of operating lease payments for leases that have been signed but not commenced:

	Operating	Finance	Total
2024	$1,822	$319	$2,141
2025	1,815	319	2,134
2026	114	299	413
2027	23	46	69
Total lease payments	3,774	983	4,757
Less: Imputed interest	(229)	(62)	(291)
Present value of lease liabilities	$3,545	$921	$4,466
In addition to operating and finance lease commitments, the Company also has financing transactions which do not meet the definition of a lease, with minimum future payments of $224,000 in fiscal years 2024, 2025 and 2026 and $37,000 in fiscal year 2027.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Earnings Per Share
Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years 2023, 2022 and 2021. The computations for basic and diluted net income (loss) per common share are as follows for the fiscal years ended October 31 (in thousands, except per share data):

	2023	2022	2021
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$8,899	$(737)	$(3,942)
Effect of unvested, restricted stock	(146)	(50)	(35)
Numerator: Net income (loss) for basic EPS	8,753	(787)	(3,977)
Denominator: Weighted average common shares–basic	17,603	17,513	17,555
Basic net income (loss) per common share	$0.50	$(0.04)	$(0.23)

Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$8,753	$(787)	$(3,977)
Effect of dilutive preferred stock	—	—	—
Numerator: Net income (loss) for diluted EPS	8,753	(787)	(3,977)
Weighted average common shares–basic	17,603	17,513	17,555
Effect of dilutive preferred stock	—	—	—
Denominator: Weighted average common shares–diluted	17,603	17,513	17,555
Diluted net income (loss) per common share	$0.50	$(0.04)	$(0.23)
Diluted net income (loss) per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income (loss) per common share was calculated under the two-class method for fiscal years 2023 and 2022. The Company excluded 117,000 unvested, restricted shares, as calculated under the treasury stock method, from its computation of diluted net loss per common share for fiscal year 2021.
15. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Real Estate Development, Note 7 - Equity in Investments and in the tables below (in thousands):

		October 31, 2023				October 31, 2022
		Balance Sheet				Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Other Long-Term Liabilities
2	Mutual water companies	$—	$523	$48	$—	$—	$506	$133	$—
5	Cadiz / Fenner / WAM	$—	$—	$206	$—	$—	$1,288	$446	$1,198
7	YMIDD	$571	$—	$—	$—	$—	$—	$—	$—
8	FGF	$2,681	$2,519	$837	$—	$2,965	$2,652	$837	$—
9	LLCB	$66	$—	$3,444	$—	$66	$—	$3,444	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Related-Party Transactions (continued)

		Year Ended October 31, 2023				Year Ended October 31, 2022
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$888	$—	$—	$—	$869	$—	$—
2	Mutual water companies	$—	$—	$1,306	$—	$—	$—	$1,454	$—
3	Cooperative association	$—	$—	$1,689	$—	$—	$—	$1,834	$—
4	Calavo	$—	$—	$—	$—	$—	$80	$2	$126
5	Cadiz / Fenner / WAM	$—	$—	$2,074	$—	$—	$—	$1,467	$—
7	YMIDD	$1,080	$—	$134	$—	$225	$—	$142	$—
8	FGF	$330	$224	$—	$—	$673	$343	$25	$—
12	Principal owner	$—	$—	$—	$867	$—	$—	$—	$593

		Year Ended October 31, 2021
		Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$814	$—	$—
2	Mutual water companies	$—	$—	$1,160	$—
3	Cooperative association	$—	$—	$1,750	$—
4	Calavo	$6,594	$320	$721	$503
5	Cadiz / Fenner / WAM	$—	$—	$338	$—
6	Colorado River Growers	$157	$—	$2,772	$—
7	YMIDD	$—	$—	$123	$—
8	FGF	$4,129	$—	$2,884	$—
10	Freska	$128	$—	$150	$—
11	Third-party growers	$—	$—	$147	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, as well as other water districts. Refer to Note 9 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and had water payments due to the mutual water companies and districts.
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
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors serves as the CEO, President and a member of the board of directors of Cadiz, Inc. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of this lease assignment, the Company no longer has any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. The annual base rent was equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability, which were written off in fiscal year 2023 upon cessation of farming operations.

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
(7) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and has a receivable outstanding.
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
(9) LLCB - Refer to Note 6 - Real Estate Development.
(10) Freska - A former member of the Company's board of directors is a majority shareholder of Freska Produce International, LLC (“Freska”). The Company had avocado sales to Freska and corresponding receivables for such sales. The former board member resigned effective June 14, 2022 and Freska is no longer a related-party.
(11) Third-party growers - A former member of the Company's board of directors marketed lemons through the Company. The former board member resigned effective June 14, 2022 and is no longer a related-party.
(12) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
16. Income Taxes
A reconciliation of income (loss) before income taxes for domestic and foreign locations for the fiscal years ended October 31 are as follows (in thousands):

	2023	2022	2021
United States	$14,395	$1,911	$(1,459)
Foreign	(1,031)	(1,562)	(2,704)
Income (loss) before income taxes	$13,364	$349	$(4,163)
The components of the (provision) benefit for income taxes for the fiscal years ended October 31 are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$(5,696)	$(178)	$37
State	(498)	(93)	40
Foreign	—	(4)	—
Total current tax (provision) benefit	(6,194)	(275)	77

Deferred:
Federal	2,665	(477)	(17)
State	(717)	(127)	127
Foreign	(1)	56	79
Total deferred tax (provision) benefit	1,947	(548)	189
Total income tax (provision) benefit	$(4,247)	$(823)	$266

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. Income Taxes (continued)
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets as of October 31 are as follows (in thousands):

	2023	2022
Deferred income tax assets:
Reserves and other accruals	$698	$752
Net operating losses	1,970	5,917
Lease liabilities	951	1,672
Minimum pension liability adjustment	—	621
Other assets	43	151
Stock-based compensation	1,320	604
Total deferred income tax assets	4,982	9,717
Valuation allowance	(2,299)	(1,536)
Total net deferred income tax assets	2,683	8,181

Deferred income tax liabilities:
Property taxes	(19)	(135)
Depreciation	(13,335)	(18,343)
Amortization	(107)	(175)
Land and other indefinite life assets	(4,138)	(6,592)
Investment in joint ventures and other basis adjustments	(6,119)	(4,449)
Right-of-use assets	(935)	(1,660)
Prepaids and receivables	(178)	(298)
Other	(24)	(26)
Total deferred income tax liabilities	(24,855)	(31,678)
Net deferred income tax liabilities	$(22,172)	$(23,497)

Deferred income taxes — noncurrent assets	$—	$—
Deferred income taxes — noncurrent liabilities	$(22,172)	$(23,497)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has recorded a valuation allowance of $2,299,000 on the net deferred tax assets of its subsidiaries in Argentina, Chile and Holland as of October 31, 2023 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future sources of taxable income.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. Income Taxes (continued)
As of October 31, 2023, the Company has recorded a deferred tax asset of $1,970,000 related to its state and foreign net operating loss carryforwards. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
State	1,195	10/31/2040
Chile	3,232	Indefinite
Holland	144	10/31/2025
Argentina	4,043	10/31/2025
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pretax income as a result of the following differences for the fiscal years ended October 31 (in thousands):

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
(Provision) benefit at statutory rates	$(2,806)	(21.0)%	$(73)	(21.0)%	$874	(21.0)%
State income tax, net of federal benefit	(814)	(6.2)%	(74)	(21.1)%	224	(5.4)%
Share-based compensation	20	0.2%	(110)	(31.2)%	(217)	5.2%
Executive compensation	(395)	(3.0)%	(98)	(27.9)%	(45)	1.1%
Tax law change	137	1.0%	—	—%	57	(1.4)%
State rate adjustment	(95)	(0.7)%	(59)	(16.9)%	(78)	1.9%
Valuation allowance	(436)	(3.3)%	(357)	(101.8)%	(831)	20.0%
Foreign rate differential	66	0.5%	74	21.1%	130	(3.1)%
Noncontrolling interest	(48)	(0.4)%	(41)	(11.8)%	(83)	2.0%
Other permanent items	247	1.9%	(12)	(3.5)%	235	(5.7)%
Tax credit and others	(123)	(0.8)%	(73)	(20.7)%	—	—%
Total income tax (provision) benefit	$(4,247)	(31.8)%	$(823)	(234.8)%	$266	(6.4)%
As of October 31, 2023 and 2022, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2023.
17. Retirement Plans
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
During fiscal year 2023, the Company made funding contributions of $2,500,000 to fully fund and settle the plan obligations. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
The Plan was funded consistent with the funding requirements of federal law and regulations. There were no funding contributions during fiscal year 2022. Plan assets were invested in a group trust consisting primarily of cash.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Retirement Plans (continued)
The following tables set forth the Plan’s net periodic benefit cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.
The components of net periodic benefit cost for the Plan at October 31 were as follows (in thousands):

	2023	2022
Administrative expenses	$20	$718
Interest cost	34	520
Expected return on plan assets	(17)	(511)
Prior service cost	4	45
Amortization of net loss	—	398
Settlement loss recognized	2,700	607
Net periodic benefit cost	$2,741	$1,777

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Retirement Plans (continued)
Following is a summary of the Plan’s funded status at October 31 (in thousands):

	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$14,607	$21,417
Administrative expenses	20	718
Plan settlements	(14,427)	(3,604)
Interest cost	35	520
Benefits paid	(100)	(1,327)
Expenses paid	(220)	(643)
Benefits and expenses payable	(198)	—
Transfer in	99	—
Actuarial loss (gain)	184	(2,474)
Benefit obligation at end of year	$—	$14,607
Change in plan assets:
Fair value of plan assets at beginning of year	$12,335	$20,570
Actual return on plan assets	11	(2,661)
Plan settlements	(14,427)	(3,604)
Employer contributions	2,500	—
Benefits paid	(100)	(1,327)
Expenses paid	(220)	(643)
Benefits and expenses payable	(198)	—
Transfer in	99	—
Fair value of plan assets at end of year	$—	$12,335
Reconciliation of funded status:
Fair value of plan assets	$—	$12,335
Benefit obligations	—	14,607
Net plan obligations	$—	$(2,272)
Amounts recognized in statements of financial position:
Noncurrent liabilities	$—	$(2,272)
Net obligation recognized in statements of financial position	$—	$(2,272)
Reconciliation of amounts recognized in statements of financial position:
Prior service cost	$—	$(54)
Net loss	—	(2,459)
Accumulated other comprehensive loss	—	(2,513)
Accumulated contributions in excess of net periodic benefit cost	—	241
Net deficit recognized in statements of financial position	$—	$(2,272)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Retirement Plans (continued)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan at October 31, (in thousands):

	2023	2022
Changes recognized in other comprehensive income:
Net loss arising during the year	$190	$697
Amortization of prior service cost	(54)	(45)
Amortization of net loss	(2,649)	(1,005)
Total recognized in other comprehensive income	$(2,513)	$(353)

Total recognized in net periodic benefit and other comprehensive loss	$228	$1,424
The following assumptions, at October 31, were used in determining benefit obligations and net periodic benefit cost ($ in thousands):

	2023	2022
Weighted-average assumptions used to determine benefit obligations:
Discount rate	NA	NA

Assumptions used to determine net periodic benefit cost:
Discount rate	NA	2.58%
Expected return on plan assets	NA	2.98%

Additional year-end information:
Projected benefit obligation	$—	$14,607
Accumulated benefit obligation	$—	$14,607
Fair value of plan assets	$—	$12,335
The Company has a 401(k) plan in which an employee can participate after one month of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes a matching contribution on these deferrals up to 4% of the employee’s annual earnings after one year of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. In addition, for calendar year 2023, the Company contributed a discretionary gift of 2% of gross wages deposited into the 401(k) account of all eligible employees. During fiscal years 2023, 2022 and 2021, the Company contributed to the plan and recognized expenses of $676,000, $445,000 and $546,000, respectively.
18. Commitments and Contingencies
Litigation and Legal Proceedings
The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any pending or threatened litigation against it that it expects will have a material adverse effect on its business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.
The Company was party to a lawsuit, initiated on March 27, 2018, against Southern California Edison in Superior Court of the State of California, County of Los Angeles whereby the Company claimed unspecified damages, attorneys’ fees and other costs, as a result of the Thomas Fire in fiscal year 2018. On April 18, 2023, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Southern California Edison Company and Edison International to formally resolve any and all claims related to the fire. Under the terms of the Settlement Agreement, the Company was awarded a total settlement of $9,000,000. On May 19, 2023, the Company received $6,109,000, net of legal and related costs, of which $3,840,000 was recorded in agribusiness revenues and $2,269,000 was recorded in gain on legal settlement.

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
Stock-based Compensation
The Company has a stock-based compensation plan that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company's stock on the date of grant and all are classified as equity awards. In fiscal year 2022, the 2010 Stock Plan terminated and was replaced by the 2022 Stock Plan (both plans collectively the “Stock Plans”) with 500,000 authorized shares. The Stock Plan had 154,580 remaining shares available to be issued as of October 31, 2023.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Stockholders’ Equity (continued)
Stock-based Compensation (continued)
Executive Awards (continued)
During November 2023, subsequent to fiscal year 2023, the Company granted 53,078 shares of common stock with a per share price of $14.13 to key executives under the Stock Plan. The related compensation expense of approximately $750,000 will be recognized equally over the next three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2023, subsequent to fiscal year 2023, the Company granted 12,709 shares of common stock with a per share price of $19.57 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $249,000 had $115,000 recognized in fiscal year 2023 and the balance will be recognized over the next year as the shares vest.
Director Awards
The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that generally vest upon grant or over a one-year period (“Director Awards”).
Summary of Awards
A summary of the Performance, Executive, and Director Awards granted under the Stock Plan, and the weighted average grant prices, during the fiscal years ended October 31, is as follows:

	2023		2022		2021
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	79,972	$13.19	—	$—	—	$—
Executive Awards	193,381	$14.87	70,000	$14.96	95,000	$15.26
Director Awards	22,836	$16.26	49,231	$13.55	30,663	$16.85
Total	296,189	$14.52	119,231	$14.38	125,663	$15.65
Summary of Awards (continued)
The Company recognized $3,841,000, $2,732,000 and $2,582,000 of stock-based compensation in fiscal years 2023, 2022 and 2021, respectively, of which substantially all of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $1,075,000, $604,000 and $476,000 for fiscal years 2023, 2022 and 2021, respectively. The total fair value of shares vested during fiscal years 2023, 2022 and 2021 was $1,323,000, $1,856,000 and $2,951,000 respectively. The Company has unrecognized stock-based compensation expense of $1,588,000 as of October 31, 2023, which is expected to be recognized over the next one to two years as the shares vest. All unvested shares are expected to vest.
Exchange of Common Stock
During fiscal years 2023, 2022 and 2021, respectively, members of management exchanged 39,472, 105,316 and 46,993 shares of common stock with fair values of $567,000, $1,530,000 and $701,000, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Stockholders’ Equity (continued)
Summary of Nonvested Shares
A summary of the status of the Company’s nonvested shares as of October 31, 2023, and changes during fiscal year 2023, is presented below:

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2022	110,897	$14.40
Granted	296,189	$14.52
Vested	(92,564)	$14.29
Nonvested at October 31, 2023	314,522	$14.55
Treasury Stock
Share Repurchase Program
In fiscal year 2021, the Company's Board of Directors approved a share repurchase program authorizing it to repurchase up to $10,000,000 of its outstanding shares of common stock through September 2022. No shares were repurchased under this program.
Dividend
On December 19, 2023, the Company declared a $0.075 per share dividend payable on January 12, 2024, in the aggregate amount of $1,350,000 to common stockholders of record as of January 2, 2024.
21. Segment Information
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
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, gain or loss on disposal of assets, gain on legal settlement, total other income (expense) and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Segment Information (continued)
Segment information for fiscal year 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$121,537	$20,573	$—	$7,046	$25,225	$174,381	$5,520	$179,901
Intersegment revenue	—	31,081	(31,081)	—	—	—	—	—
Total net revenues	121,537	51,654	(31,081)	7,046	25,225	174,381	5,520	179,901
Costs and expenses (gains)	120,494	45,689	(31,081)	4,034	22,710	161,846	(1,304)	160,542
Depreciation and amortization	—	—	—	—	—	7,323	1,253	8,576
Operating income	$1,043	$5,965	$—	$3,012	$2,515	$5,212	$5,571	$10,783
Segment information for fiscal year 2022 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$120,885	$22,176	$—	$17,331	$18,889	$179,281	$5,324	$184,605
Intersegment revenue	—	29,817	(29,817)	—	—	—	—	—
Total net revenues	120,885	51,993	(29,817)	17,331	18,889	179,281	5,324	184,605
Costs and expenses	115,119	43,017	(29,817)	5,524	18,204	152,047	20,559	172,606
Depreciation and amortization	—	—	—	—	—	8,604	1,194	9,798
Operating income (loss)	$5,766	$8,976	$—	$11,807	$685	$18,630	$(16,429)	$2,201
Segment information for fiscal year 2021 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$125,448	$17,514	$—	$6,784	$11,635	$161,381	$4,646	$166,027
Intersegment revenue	—	25,637	(25,637)	—	—	—	—	—
Total net revenues	125,448	43,151	(25,637)	6,784	11,635	161,381	4,646	166,027
Costs and expenses	116,117	36,018	(25,637)	4,211	9,157	139,866	22,682	162,548
Depreciation and amortization	—	—	—	—	—	8,626	1,186	9,812
Operating (loss) income	$9,331	$7,133	$—	$2,573	$2,478	$12,889	$(19,222)	$(6,333)
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues for fiscal years ended October 31, is as follows (in thousands):

	2023	2022	2021
Oranges	$5,779	$9,911	$4,382
Specialty citrus and other	9,515	8,978	7,253
Farm management	9,931	—	—
Other agribusiness revenues	$25,225	$18,889	$11,635
22. Subsequent Events
The Company evaluated events subsequent to October 31, 2023 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
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
The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2023. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has issued a report on internal control over financial reporting, which is included herein.
Harold S. Edwards
President and Chief Executive Officer
Mark Palamountain
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2023, of the Company and our report dated December 21, 2023, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.
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

/s/ Deloitte & Touche LLP

Los Angeles, California
December 21, 2023

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2023, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 10. Directors, Executive Officers and Corporate Governance
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
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board identification number 34
Consolidated Financial Statements of Limoneira Company
Consolidated Balance Sheets as of October 31, 2023 and 2022
Consolidated Statements of Operations for the years ended October 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021
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
See “Exhibit Index” set forth on page 87.

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

4.5	Description of Securities (Incorporated by reference to exhibit 4.7 of the Company's Annual Report on Form 10-K, filed on December 22, 2022 (File No. 001-34755))

Exhibit No.	Description

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

10.5	Lease Agreement, dated July 1, 2013, by and between the Company and Cadiz, Inc. (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed July 2, 2013 (File No. 001-34755))

10.6
Cadiz-Limoneira Amended and Restated Lease, dated February 3, 2015, by and between Cadiz Real Estate LLC and Limoneira Company (Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2015 (File No. 001-34755)).

10.7
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.8
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.9
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.10
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.11
Line of Credit Loan Agreement, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

10.12
Unsecured Line of Credit Promissory Note, dated February 22, 2018, by and between Limoneira Lewis Community Builders, LLC and Bank of America, N.A. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 2, 2018 (File No. 001-34755))

Exhibit No.	Description

10.13
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

10.14
Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.15
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.16
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.17
Agreement to Convert to Fixed Interest Rate, dated June 8, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.18†
Limoneira Company 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.19†
Form of Time-Based Restricted Share Award Agreement for Non-Employee Directors, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.20†
Form of Performance-Based Restricted Share Award Agreement, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.21†
Form of Time-Based Restricted Share Award Agreement for Employees, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.22
Purchase and Sale Agreement, dated as of September 7, 2022, by and between Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2022 (File No. 001-34755))

10.23†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Harold Edwards (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.24†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Mark Palamountain (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.25
Standard Industrial/Commercial Single Tenant Lease, dated October 26, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2022 (File No. 001-34755))

Exhibit No.	Description

10.26
First Amendment to the First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed October 31, 2022 (File No. 001-34755))

10.27
Limited Liability Company Agreement of LLCB II, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 26, 2022 (File No. 001-34755))

10.28
Closing Agreement, dated October 25, 2022, between the Company, Limoneira Lewis Community Builders, LLC and Limoneira Lewis Community Builders II, LLC (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K/A, filed on October 31, 2022 (File No. 001-34755))

10.29
Farm Management Agreement, dated January 31, 2023, by and between Capital Agricultural Property Services, Inc. by and between Capital Agricultural Services, Inc. and Limoneira Company (incorporated by reference to exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023 (File No. 001-34755))

10.30
Grower Packing & Marketing Agreement, dated as of January 31, 2023, by and between Limoneira Company and PAI Centurion Citrus, LLC (incorporated by reference to exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023 (File No. 001-34755))

10.31
Form of Award Agreement under the Limoneira Company 2022 Omnibus Plan (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 2, 2023 (File No. 001-34755))

21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Limoneira Company Amended and Restated Clawback Policy, dated as of October 30, 2023

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2023 and 2022

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No.	Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Denotes management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2023.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on December 21, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Scott S. Slater	Chairman of the Board of Directors
Scott S. Slater

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Chief Financial Officer and Treasurer
Mark Palamountain	(Principal Financial and Accounting Officer)

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ Edgar Terry	Director
Edgar Terry

/s/ Elizabeth Blanchard Chess	Director
Elizabeth Blanchard Chess

/s/ Elizabeth Mora	Director
Elizabeth Mora

/s/ Barbara Carbone	Director
Barbara Carbone