Form 10-Q
period 2024-01-31
Limoneira CO
filed 2024-03-07
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 29, 2024, there were 18,004,918 shares outstanding of the registrant’s common stock.

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
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 additional factors that could cause our actual results to differ from our projections or estimates.
The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.
All references to “we,” “us,” “our,” “our Company,” “the Company” or “Limoneira” in this Quarterly Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	January 31, 2024	October 31, 2023
Assets
Current assets:
Cash	$527	$3,631
Accounts receivable, net	16,663	14,458
Cultural costs	2,584	2,334
Prepaid expenses and other current assets	5,492	5,588
Receivables/other from related parties	3,333	4,214
Total current assets	28,599	30,225
Property, plant and equipment, net	160,197	160,631
Real estate development	9,980	9,987
Equity in investments	79,057	78,816
Goodwill	1,508	1,512
Intangible assets, net	6,419	6,657
Other assets	13,816	13,382
Total assets	$299,576	$301,210
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$8,765	$9,892
Growers and suppliers payable	8,297	9,629
Accrued liabilities	8,084	8,651
Payables to related parties	5,139	4,805
Current portion of long-term debt	668	381
Total current liabilities	30,953	33,358
Long-term liabilities:
Long-term debt, less current portion	51,413	40,628
Deferred income taxes	17,988	22,172
Other long-term liabilities	4,224	4,555
Total liabilities	104,578	100,713
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2024 and October 31, 2023) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2024 and October 31, 2023) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2024 and October 31, 2023)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,255,895 and 18,192,009 shares issued and 18,004,918 and 17,941,032 shares outstanding at January 31, 2024 and October 31, 2023, respectively)	180	179
Additional paid-in capital	168,620	168,441
Retained earnings	13,957	19,017
Accumulated other comprehensive loss	(6,133)	(5,666)
Treasury stock, at cost, 250,977 shares at January 31, 2024 and October 31, 2023	(3,493)	(3,493)
Noncontrolling interest	11,057	11,209
Total stockholders' equity	184,188	189,687
Total liabilities, convertible preferred stock and stockholders' equity	$299,576	$301,210
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,
	2024	2023
Net revenues:
Agribusiness	$38,339	$36,528
Other operations	1,392	1,373
Total net revenues	39,731	37,901
Costs and expenses:
Agribusiness	39,114	41,241
Other operations	1,182	1,238
Gain on disposal of assets, net	(165)	(39,742)
Selling, general and administrative	7,345	9,280
Total costs and expenses	47,476	12,017
Operating (loss) income	(7,745)	25,884
Other (expense) income:
Interest income	22	8
Interest expense, net of patronage dividends	(207)	(1,172)
Equity in earnings of investments, net	41	253
Other income (expense), net	22	(2,612)
Total other expense	(122)	(3,523)
(Loss) income before income tax benefit (provision)	(7,867)	22,361
Income tax benefit (provision)	4,190	(6,827)
Net (loss) income	(3,677)	15,534
Net loss attributable to noncontrolling interest	92	97
Net (loss) income attributable to Limoneira Company	(3,585)	15,631
Preferred dividends	(125)	(125)
Net (loss) income applicable to common stock	$(3,710)	$15,506

Basic net (loss) income per common share	$(0.21)	$0.87

Diluted net (loss) income per common share	$(0.21)	$0.84

Weighted-average common shares outstanding-basic	17,627	17,573
Weighted-average common shares outstanding-diluted	17,627	18,378
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2024	2023
Net (loss) income	$(3,677)	$15,534
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(467)	2,223
Minimum pension liability adjustments, net of tax of $0 and $(135)	—	(220)
Pension settlement cost, net of tax of $0 and $756	—	1,944
Total other comprehensive (loss) income, net of tax	(467)	3,947
Comprehensive (loss) income	(4,144)	19,481
Comprehensive loss attributable to noncontrolling interest	92	97
Comprehensive (loss) income attributable to Limoneira Company	$(4,052)	$19,578
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,350)	—	—	—	(1,350)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,983	1	863	—	—	—	—	864	—	—
Exchange of common stock	(36,097)	—	(684)	—	—	—	—	(684)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(60)	(60)	—	—
Net loss	—	—	—	(3,585)	—	—	(92)	(3,677)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(467)	—	—	(467)	—	—
Balance at January 31, 2024	18,004,918	$180	$168,620	$13,957	$(6,133)	$(3,493)	$11,057	$184,188	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2024	2023
Operating activities
Net (loss) income	$(3,677)	$15,534
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,058	2,447
Gain on disposal of assets, net	(165)	(39,742)
Stock compensation expense	864	1,064
Non-cash lease expense	420	389
Equity in earnings of investments, net	(41)	(253)
Deferred income taxes	(4,190)	6,827
Other, net	2	171
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(1,694)	(1,676)
Cultural costs	(251)	1,343
Prepaid expenses and other current assets	(196)	529
Other assets	(85)	(10)
Accounts payable and growers and suppliers payable	(2,709)	(7,838)
Accrued liabilities and payables to related parties	(160)	455
Other long-term liabilities	(447)	(430)
Net cash used in operating activities	(10,271)	(21,190)
Investing activities
Capital expenditures	(2,240)	(2,151)
Net proceeds from sales of assets	783	98,888
Net proceeds from sale of real estate development assets	—	2,577
Cash distribution from Trapani Fresh	61	82
Collection on notes receivable	66	—
Equity investment contributions and capitalized interest	(294)	(275)
Investments in mutual water companies and water rights	(15)	(11)
Net cash (used in) provided by investing activities	(1,639)	99,110
Financing activities
Borrowings of long-term debt	37,524	57,940
Repayments of long-term debt	(26,429)	(122,692)
Principal paid on finance leases and equipment financings	(121)	(107)
Dividends paid – common	(1,350)	(1,337)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(684)	—
Net cash provided by (used in) financing activities	8,815	(66,321)
Effect of exchange rate changes on cash	(9)	8
Net (decrease) increase in cash	(3,104)	11,607
Cash at beginning of period	3,631	857
Cash at end of period	$527	$12,464

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Three Months Ended January 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$156	$1,006
Cash paid during the period for income taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$116	$818
Accrued contribution obligation of investment in water company	$450	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
Business
Limoneira Company (together with its consolidated subsidiaries, the “Company”) engages primarily in growing citrus and avocados, harvesting citrus, and packing, marketing and selling citrus. The Company is also engaged in residential rentals and other rental operations and real estate development activities.
The Company markets and sells citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia and other international markets. Through fiscal year 2023, the Company was a member of Sunkist Growers, Inc., an agricultural marketing cooperative, and sold a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.
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
The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended January 31,
	2024			2023
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Foreign currency translation adjustments	$(467)	$—	$(467)	$2,223	$—	$2,223
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	—	—	—	(355)	135	(220)
Amounts reclassified to earnings included in “Other income (expense), net”	—	—	—	2,700	(756)	1,944
Other comprehensive (loss) income	$(467)	$—	$(467)	$4,568	$(621)	$3,947

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Comprehensive (Loss) Income (continued)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2023	$(5,666)	$—	$(5,666)
Other comprehensive loss	(467)	—	(467)
Balance at January 31, 2024	$(6,133)	$—	$(6,133)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	2,223	1,724	3,947
Balance at January 31, 2023	$(3,961)	$—	$(3,961)
COVID-19 Pandemic
The decline in demand for the Company's products as a result of the COVID-19 pandemic negatively impacted the Company's sales and profitability beginning in the second quarter of fiscal year 2020. The export market for fresh produce continues to experience decreased demand and the COVID-19 pandemic may continue to impact the Company's sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control.
Recent Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses, the chief operating decision maker (“CODM”), and how the CODM uses the reported measure(s) of segment profit or loss. This amendment also requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280, Segment Reporting, in interim periods.
The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 13% of revenue for the three months ended January 31, 2024. Three individual customers represented 19%, 16% and 11% of accounts receivable, net as of January 31, 2024.
One individual supplier represented 15% of accounts payable as of January 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Concentrations (continued)
Lemons procured from third-party growers were 84% and 66% of the Company's lemon supply for the three months ended January 31, 2024 and 2023, respectively. One third-party grower was 19% of the lemon supply for the three months ended January 31, 2024.
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
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of approximately $187,000 during the quarter ended January 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2024	October 31, 2023
Prepaid supplies and insurance	$2,401	$1,667
Assets held for sale	—	535
Sales tax receivable	287	490
Income tax receivable	815	816
Lemon supplier advances	412	791
Other	1,577	1,289
	$5,492	$5,588
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $9,980,000 and $9,987,000 as of January 31, 2024 and October 31, 2023, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property and East Area II, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of January 31, 2024 and October 31, 2023, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and is payable monthly. Effective as of February 22, 2024, the loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. The Loan had no outstanding balance as of January 31, 2024.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction, which is included in other long-term liabilities as of January 31, 2024 and October 31, 2023. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $200,000 and $275,000 to LLCB II during the three months ended January 31, 2024 and 2023, respectively.
Through January 31, 2024, LLCB has closed on lot sales representing 707 residential units since inception.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the three months ended January 31, 2023.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2024	October 31, 2023
Limoneira Lewis Community Builders, LLC	$66,359	$66,288
LLCB II, LLC	9,066	8,869
Limco Del Mar, Ltd.	1,801	1,832
Rosales	1,329	1,325
Romney Property Partnership	502	502
	$79,057	$78,816
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the three months ended January 31, 2024, this threshold was met for LLCB and thus summarized income statement information is presented in this Quarterly Report on Form 10-Q.
The following is unaudited summarized financial information for LLCB (in thousands):

	Three Months Ended January 31,
	2024	2023
Revenues	$913	$344
Cost of land sold	800	—
Operating expenses	21	240
Net income	$92	$104
Net income attributable to Limoneira Company	$92	$104

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2023	$1,512
Foreign currency translation adjustment	(4)
Balance at January 31, 2024	$1,508
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2024.
Intangible assets consist of the following (in thousands):

	January 31, 2024				October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,156)	952	8	$2,108	$(1,104)	$1,004	8
Customer relationships	4,037	(2,224)	1,813	9	4,037	(2,111)	1,926	9
Non-competition agreement	437	(146)	291	8	437	(132)	305	8
Acquired water and mineral rights	3,363	—	3,363	Indefinite	3,422	—	3,422	Indefinite
	$9,945	$(3,526)	$6,419		$10,004	$(3,347)	$6,657
Amortization expense totaled $179,000 and $197,000 for the three months ended January 31, 2024 and 2023, respectively.
Estimated future amortization expense of intangible assets as of January 31, 2024 is as follows (in thousands):

2024 (remaining nine months)	$532
2025	711
2026	711
2027	427
2028	427
Thereafter	248
$3,056
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of January 31, 2024 and October 31, 2023 were $6,168,000 and $5,703,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	January 31, 2024	October 31, 2023
Compensation	$2,333	$2,858
Property taxes	316	548
Operating expenses	2,228	2,223
Leases	2,262	2,150
Other	945	872
	$8,084	$8,651
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2024	October 31, 2023
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 5.35% at January 31, 2024, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$51,288	$40,000
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	447	583
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	77	112
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	269	314
Total long-term debt	52,081	41,009
Less current portion	668	381
Long-term debt, less current portion	$51,413	$40,628
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of January 31, 2024, the Company's outstanding borrowings under the Supplements were $51,288,000 and it had $63,712,000 available to borrow.
In January 2023, the Company used the proceeds from the Northern Properties sale as described in Note 3 - Asset Sales and Disposals to reduce the Company's long-term debt.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement was based on the one-month LIBOR plus or minus an applicable margin. As of January 1, 2023, the rate transitioned from LIBOR to SOFR. The applicable margin ranges from 1.68% to 2.28% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
All indebtedness under the MLA, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, certain of the Company’s agricultural properties, certain of the Company’s building fixtures and improvements, and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions. Should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
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
In December 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $300,000 in the second quarter of fiscal year 2024. In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,413,000 in the second quarter of fiscal year 2023.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $56,000 and $347,000 during the three months ended January 31, 2024 and 2023, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	January 31, 2024	October 31, 2023
Loan guarantee	1,080	1,080
Leases	2,031	2,316
Other	1,113	1,159
	$4,224	$4,555
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 19 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Lessor Arrangements (continued)
The Company's rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2024	2023
Operating lease revenue	$1,292	$1,291
Variable lease revenue	100	82
Total lease revenue	$1,392	$1,373
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
Lease costs consist of the following (in thousands):

	Three Months Ended January 31,
	2024	2023
Operating lease costs	$499	$491
Finance lease costs:
Amortization of lease assets	47	33
Interest on lease liabilities	9	8
Variable lease costs	(18)	145
Short-term lease costs	69	162
Total lease costs	$606	$839
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2024	October 31, 2023
Assets
Operating lease ROU assets	Other assets	$3,399	$3,484
Finance lease assets	Other assets	1,134	1,182
		$4,533	$4,666

Liabilities
Current operating lease liabilities	Accrued liabilities	$1,943	$1,831
Current finance lease liabilities	Accrued liabilities	319	319
Non-current operating lease liabilities	Other long-term liabilities	1,500	1,714
Non-current finance lease liabilities	Other long-term liabilities	531	602
		$4,293	$4,466

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$513	$478
Operating cash outflows from finance leases	$9	$8
Financing cash outflows from finance leases	$71	$59
ROU assets obtained in exchange for new operating lease liabilities	$352	$99
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

	Three Months Ended January 31,
	2024	2023
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(3,710)	$15,506
Effect of unvested, restricted stock	(27)	(161)
Numerator: Net (loss) income for basic EPS	(3,737)	15,345
Denominator: Weighted average common shares–basic	17,627	17,573
Basic net (loss) income per common share	$(0.21)	$0.87

Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(3,737)	$15,345
Effect of dilutive preferred stock	—	125
Numerator: Net (loss) income for diluted EPS	(3,737)	15,470
Weighted average common shares–basic	17,627	17,573
Effect of dilutive preferred stock	—	805
Denominator: Weighted average common shares–diluted	17,627	18,378
Diluted net (loss) income per common share	$(0.21)	$0.84
Diluted net (loss) income per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for the three months ended January 31, 2024 and 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		January 31, 2024			October 31, 2023
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$465	$652	$—	$523	$48
5	Cadiz / Fenner / WAM	$—	$—	$206	$—	$—	$206
6	YMIDD	$326	$—	$—	$571	$—	$—
7	FGF	$2,560	$2,519	$837	$2,681	$2,519	$837
8	LLCB	$—	$—	$3,444	$66	$—	$3,444
10	Rosales	$447	$—	$—	$896	$—	$270

		Three Months Ended January 31, 2024				Three Months Ended January 31, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$221	$—	$—	$—	$223	$—	$—
2	Mutual water companies	$—	$—	$549	$—	$—	$—	$372	$—
3	Cooperative association	$—	$—	$489	$—	$—	$—	$393	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$93	$—	$—	$1,138	$—
6	YMIDD	$318	$—	$—	$—	$135	$—	$—	$—
7	FGF	$83	$50	$—	$—	$83	$74	$10	$—
9	Principal Owner	$—	$—	$—	$224	$—	$—	$—	$209
10	Rosales	$1,323	$—	$49	$—	$—	$—	$—	$—
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
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors served as the CEO, President and a member of the board of directors of Cadiz, Inc. through December 31, 2023. As of January 1, 2024, Cadiz, Inc. is no longer a related-party. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of the lease assignment, the Company no longer had any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock. The annual base rent was equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability, which were written off in fiscal year 2023 upon cessation of farming operations.
(6) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and has a receivable outstanding.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions (continued)
(7) FGF - The Company advances funds to FGF for fruit purchases, which are recorded as an asset until the sales occur and the remaining proceeds become due to FGF. The Company has a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
(8) LLCB - Refer to Note 5 - Real Estate Development.
(9) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
(10) Rosales - The Company has an equity interest in Rosales as further described in Note 6 - Equity in Investments. The Company recognizes lemon sales to Rosales, procures lemons and oranges from Rosales and has amounts due to and due from Rosales for such sales and consignments.
15. Income Taxes
The effective tax rate for the three months ended January 31, 2024 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of January 31, 2024. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2024.
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
During the three months ended January 31, 2023, the Company made funding contributions of $2,500,000 to fully fund and settle the plan obligations. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
The Plan was funded consistent with the funding requirements of federal law and regulations. Plan assets were invested in a group trust consisting primarily of pooled funds, mutual funds, cash and cash equivalents.
The components of net periodic pension cost for the Plan were as follows (in thousands):

	Three Months Ended January 31,
	2024	2023
Administrative expenses	$—	$20
Interest cost	—	34
Expected return on plan assets	—	(17)
Prior service cost	—	4
Settlement loss recognized	—	2,700
Net periodic benefit cost	$—	$2,741

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
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). The performance grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria have been met, and generally vest over a two-year period as service is provided. During December 2023, 36,127 shares of common stock with a per share price of $19.57 were granted to management under the Stock Plan for fiscal year 2023 performance, resulting in total compensation expense of approximately $707,000, with $293,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next two years as the shares vest.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three-year period as service is provided. During November 2023, the Company granted 53,078 shares of common stock with a per share price of $14.13 to key executives under the Stock Plan. The related compensation expense of approximately $750,000 will be recognized equally over the next three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2023, the Company granted 12,709 shares of common stock with a per share price of $19.57 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $249,000 had $115,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next year as the shares vest.
In November 2023, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted performance shares in the future based on the achievement of certain long-term performance goals. The Company recorded $80,000 of stock compensation expense related to these awards during the three months ended January 31, 2024.
Director Awards
The Company issues shares of common stock to non-employee directors under the Stock Plan on an annual basis that generally vest over a one-year period (“Director Awards”). During January 2024, 609 shares of common stock were granted as Director Awards with a per share price of $20.37.
Exchange of Common Stock
During the three months ended January 31, 2024 and 2023, members of management exchanged 36,097 and zero shares of common stock with fair values totaling $684,000 and zero, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvest costs and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment primarily includes sales, farm management, farming and harvest costs, brokered fruit costs of oranges and specialty citrus, other crops, fallowing revenue, shipping revenue and shipping costs. During fiscal year 2024, the Company changed its reporting of other revenue and other costs and includes these items in the other agribusiness segment instead of the fresh lemons segment. Prior year's information has been restated to conform to the current year's presentation.
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, gain or loss on disposal of assets, total other income (expense) and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.
Segment information for the three months ended January 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,384	$5,592	$—	$—	$5,363	$38,339	$1,392	$39,731
Intersegment revenue	—	6,716	(6,716)	—	—	—	—	—
Total net revenues	27,384	12,308	(6,716)	—	5,363	38,339	1,392	39,731
Costs and expenses	28,841	10,718	(6,716)	—	4,527	37,370	8,048	45,418
Depreciation and amortization	—	—	—	—	—	1,744	314	2,058
Operating (loss) income	$(1,457)	$1,590	$—	$—	$836	$(775)	$(6,970)	$(7,745)
Segment information for the three months ended January 31, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,321	$5,648	$—	$—	$3,559	$36,528	$1,373	$37,901
Intersegment revenue	—	7,363	(7,363)	—	—	—	—	—
Total net revenues	27,321	13,011	(7,363)	—	3,559	36,528	1,373	37,901
Costs and expenses	32,314	11,353	(7,363)	—	2,802	39,106	(29,536)	9,570
Depreciation and amortization	—	—	—	—	—	2,135	312	2,447
Operating (loss) income	$(4,993)	$1,658	$—	$—	$757	$(4,713)	$30,597	$25,884
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended January 31,
	2024	2023
Oranges	$1,141	$1,152
Specialty citrus and other crops	1,086	1,247
Farm management	2,048	—
Other	1,088	1,160
Other agribusiness revenues	$5,363	$3,559

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
20. Subsequent Events
The Company evaluated events subsequent to January 31, 2024 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest citrus growers. According to Sunkist Growers, Inc., we are one of the largest growers of lemons in the United States and, according to the California Avocado Commission, one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,400 acres of lemons, 1,200 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
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
Business Division Summary
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which primarily includes oranges, specialty citrus, other crops and farm management services. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.
Agribusiness Summary
We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, Australia, Europe and certain other international markets. We sell our avocados and oranges to third-party packinghouses. Additionally, we sell our wine grapes to various wine producers.
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
Rental Operations Summary
Our rental operations include our residential and commercial rentals, leased land operations and organic recycling. Our residential rental units generate cash flows that we use to partially fund the operating costs of our business and provide affordable housing to many of our employees, including our agribusiness employees. We believe that this unique employment benefit helps us maintain a dependable, long-term employee base. In addition, our leased land business provides us with a typically profitable diversification. Revenue from rental operations is generally level throughout the year.
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
California experienced above average precipitation during the 2022 - 2023 rainfall season after experiencing three years of below average precipitation and drought conditions. The above average precipitation helped to alleviate the drought conditions in California. As of January 31, 2024, the state was free from moderate drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.

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
In December 2023, we sold 12 acres of real property located in Yuma, Arizona for a sales price of $0.8 million. After transaction and closing costs, we recorded a gain on sale of approximately $0.2 million.
On December 19, 2023, we declared a cash dividend of $0.075 per common share paid on January 12, 2024, in the aggregate amount of approximately $1.3 million to stockholders of record as of January 2, 2024.
COVID-19 Pandemic
The COVID-19 pandemic has had an adverse impact on the industries and markets in which we conduct business. In particular, the export market for fresh produce significantly declined due to the COVID-19 pandemic impacts and continues to experience decreased demand.
The decline in demand for the Company's products negatively impacted our sales and profitability for the last four fiscal years. The COVID-19 pandemic may continue to impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts are uncertain and therefore cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended October 31, 2023.
Given the economic uncertainty as a result of the COVID-19 pandemic over the past four fiscal years, we have taken actions to improve our current liquidity position, including strategically selling certain assets, temporarily postponing capital expenditures and substantially reducing discretionary spending.
There is continued uncertainty around the breadth and duration of our export market business disruptions related to the COVID-19 pandemic. The ongoing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2024 and beyond cannot be estimated at this time.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2024	2023
Net revenues:
Agribusiness	$38,339	$36,528
Other operations	1,392	1,373
Total net revenues	39,731	37,901
Costs and expenses:
Agribusiness	39,114	41,241
Other operations	1,182	1,238
Gain on disposal of assets, net	(165)	(39,742)
Selling, general and administrative	7,345	9,280
Total costs and expenses	47,476	12,017
Operating (loss) income:
Agribusiness	(775)	(4,713)
Other operations	210	135
Gain on disposal of assets, net	165	39,742
Selling, general and administrative	(7,345)	(9,280)
Operating (loss) income	(7,745)	25,884
Other (expense) income:
Interest income	22	8
Interest expense, net of patronage dividends	(207)	(1,172)
Equity in earnings of investments, net	41	253
Other income (expense), net	22	(2,612)
Total other expense	(122)	(3,523)
(Loss) income before income tax benefit (provision)	(7,867)	22,361
Income tax benefit (provision)	4,190	(6,827)
Net (loss) income	(3,677)	15,534
Net loss attributable to noncontrolling interest	92	97
Net (loss) income attributable to Limoneira Company	$(3,585)	$15,631
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, pension settlement cost, gain on disposal of assets, net, and cash bonus related to sale of assets are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended January 31,
	2024	2023
Net (loss) income attributable to Limoneira Company	$(3,585)	$15,631
Interest income	(22)	(8)
Interest expense, net of patronage dividends	207	1,172
Income tax (benefit) provision	(4,190)	6,827
Depreciation and amortization	2,058	2,447
EBITDA	$(5,532)	$26,069
Stock-based compensation	864	1,064
Pension settlement cost	—	2,741
Gain on disposal of assets, net	(165)	(39,742)
Cash bonus related to sale of assets	—	2,000
Adjusted EBITDA	$(4,833)	$(7,868)
Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023
Revenues
Total net revenues for the three months ended January 31, 2024 were $39.7 million, compared to $37.9 million for the three months ended January 31, 2023. The 5% increase of $1.8 million was primarily due to farm management revenues from our relationship with PGIM. Agribusiness revenues are detailed below (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Lemons	$32,976	$32,969	$7	—%
Avocados	—	—	—	—%
Oranges	1,141	1,152	(11)	(1)%
Specialty citrus and other crops	1,086	1,247	(161)	(13)%
Farm management	2,048	—	2,048	—%
Other	1,088	1,160	(72)	(6)%
Agribusiness revenues	$38,339	$36,528	$1,811	5%
•Lemons: Revenues in the first quarter of fiscal year 2024 were similar to the same period of fiscal year 2023. During the first quarter of fiscal years 2024 and 2023, fresh lemon sales were $23.9 million and $24.7 million, in aggregate, on 1,137,000 and 1,308,000 cartons of lemons sold at average per carton prices of $21.06 and $18.88, respectively. Lemon revenues in the first quarter of fiscal years 2024 and 2023 included brokered lemons and other lemon sales of $2.9 million and $1.4 million, shipping and handling of $5.6 million and $5.6 million and lemon by-product sales of $0.5 million and $1.2 million, respectively.
•Avocados: Due to harvest timing, no sales were recorded for the first quarters of fiscal years 2024 and 2023.
•Oranges: Revenues in the first quarter of fiscal year 2024 were similar to the same period of fiscal year 2023. During the first quarter of fiscal years 2024 and 2023, we sold 80,000 and 64,000 cartons of oranges at an average per carton price of $14.26 and $18.00, respectively.
•Specialty citrus and other crops: The decrease in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to a decrease in specialty citrus revenue of $0.8 million, partially offset by wine grapes revenue of $0.6 million. During the first quarter of fiscal years 2024 and 2023, we sold 17,000 and 54,000 40-pound carton equivalents of specialty citrus at an average per carton price of $28.88 and $23.09, respectively.

•Farm management: Farm management revenues in the first quarter of fiscal year 2024 were $2.0 million, primarily related to the Northern Properties farming, management and operations services. There were no farm management revenues in the first quarter of fiscal year 2023.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. Other revenues in the first quarter of fiscal year 2024 were similar to the same period of fiscal year 2023.
Other operations revenue in the first quarters of fiscal years 2024 and 2023 were $1.4 million.
Costs and Expenses
Total costs and expenses in the first quarter of fiscal year 2024 were $47.5 million, compared to $12.0 million in the same period of fiscal year 2023. The 295% increase of $35.4 million was primarily related to the gain on the sale of the Northern Properties in the first quarter of fiscal year 2023, partially offset by decreases in agribusiness costs and expenses and selling, general and administrative expenses. Agribusiness costs and expenses are detailed below (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Packing costs	$10,718	$11,353	$(635)	(6)%
Harvest costs	1,933	4,078	(2,145)	(53)%
Growing costs	6,192	7,671	(1,479)	(19)%
Third-party grower and supplier costs	17,723	15,018	2,705	18%
Other costs	804	986	(182)	(18)%
Depreciation and amortization	1,744	2,135	(391)	(18)%
Agribusiness costs and expenses	$39,114	$41,241	$(2,127)	(5)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, custom pack, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. During the first quarter of fiscal years 2024 and 2023, we packed and sold 1,137,000 and 1,308,000 cartons of lemons at average per carton costs of $9.43 and $8.68, respectively. The increase in per carton packing costs was primarily due to decreased volume packed and sold.
•Harvest costs: The decrease in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume of lemons harvested due to rainfall delaying harvest.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first quarter of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to the Northern Properties sale in the first quarter of fiscal year 2023.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and prices for third-party grower fruit. In the first quarter of fiscal years 2024 and 2023, we incurred costs for third-party grower fruit of $14.7 million and $11.8 million, respectively. Of the 1,137,000 and 1,308,000 cartons of lemons packed and sold during the first quarter of fiscal years 2024 and 2023, 952,000 (84%) and 866,000 (66%), were procured from third-party growers at average per carton prices of $15.41 and $13.60, respectively. The increased volume for third-party grower fruit was primarily due to Northern Properties fruit that was Limoneira fruit in the first quarter of fiscal year 2023 and third-party grower fruit in the first quarter of fiscal year 2024. In the first quarter of fiscal years 2024 and 2023, we incurred costs for third-party supplier fruit of $3.0 million and $3.2 million, respectively.
•Other costs: The decrease in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization expense for the first quarter of fiscal years 2024 and 2023 was $1.7 million and $2.1 million, respectively. The decrease in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to the Northern Properties sale in the first quarter of fiscal year 2023.
Other operations expenses were $1.2 million in the first quarters of fiscal years 2024 and 2023.

Gain on disposal of assets, net was $0.2 million and $39.7 million in the first quarter of fiscal years 2024 and 2023, respectively. The decrease was primarily due to the Northern Properties sale in the first quarter of fiscal year 2023.
Selling, general and administrative costs and expenses were $7.3 million and $9.3 million in the first quarter of fiscal years 2024 and 2023, respectively. The 21% decrease of $1.9 million was primarily due to:
•$2.0 million net decrease in salaries, benefits and incentive compensation, primarily due to the Northern Properties sale; and
•$0.1 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other (Expense) Income
Total other expense was $0.1 million and $3.5 million in the first quarter of fiscal years 2024 and 2023, respectively. The decrease of $3.4 million in total other expense was primarily due to:
•$1.0 million decrease in interest expense as a result of decreased long-term debt; and
•$2.6 million decrease in other expense, net, primarily related to the pension plan settlement.
Income Taxes
We recorded an estimated income tax benefit (provision) of $4.2 million and $(6.8) million in the first quarter of fiscal years 2024 and 2023 on pre-tax (loss) income of $(7.9) million and $22.4 million, respectively. The tax benefit recorded for the first quarter of fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2024, excluding discrete items, is approximately 45.2%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the first quarter of fiscal years 2024 and 2023, respectively.
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

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023
The following table shows the segment results of operations for the three months ended January 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,384	$5,592	$—	$—	$5,363	$38,339	$1,392	$39,731
Intersegment revenue	—	6,716	(6,716)	—	—	—	—	—
Total net revenues	27,384	12,308	(6,716)	—	5,363	38,339	1,392	39,731
Costs and expenses	28,841	10,718	(6,716)	—	4,527	37,370	8,048	45,418
Depreciation and amortization	—	—	—	—	—	1,744	314	2,058
Operating (loss) income	$(1,457)	$1,590	$—	$—	$836	$(775)	$(6,970)	$(7,745)
The following table shows the segment results of operations for the three months ended January 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,321	$5,648	$—	$—	$3,559	$36,528	$1,373	$37,901
Intersegment revenue	—	7,363	(7,363)	—	—	—	—	—
Total net revenues	27,321	13,011	(7,363)	—	3,559	36,528	1,373	37,901
Costs and expenses	32,314	11,353	(7,363)	—	2,802	39,106	(29,536)	9,570
Depreciation and amortization	—	—	—	—	—	2,135	312	2,447
Operating (loss) income	$(4,993)	$1,658	$—	$—	$757	$(4,713)	$30,597	$25,884
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the first quarter of fiscal years 2024 and 2023, our fresh lemons segment total net revenues were $27.4 million and $27.3 million, respectively. The increase of $0.1 million was primarily due to:
•Fresh lemon sales decrease of $0.8 million;
•Lemon by-products sales decrease of $0.7 million; and
•Brokered lemons and other lemon sales increase of $1.6 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the first quarter of fiscal years 2024 and 2023, our fresh lemons segment costs and expenses were $28.8 million and $32.3 million, respectively. The 11% decrease of $3.5 million was primarily due to:
•Harvest costs decrease of $2.2 million;
•Growing costs decrease of $3.5 million;
•Third-party grower and supplier costs increase of $2.9 million; and
•Intersegment costs and expenses decrease of $0.7 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the first quarter of fiscal years 2024 and 2023, our lemon packing segment total net revenues were $12.3 million and $13.0 million, respectively. The 5% decrease of $0.7 million was primarily due to decreased volume of lemons packed.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. For the first quarter of fiscal years 2024 and 2023, our lemon packing costs and expenses were $10.7 million and $11.4 million, respectively. The 6% decrease of $0.6 million was primarily due to decreased volume packed and sold.
For the first quarter of fiscal years 2024 and 2023, lemon packing segment operating income per carton sold was $1.40 and $1.27, respectively.

The lemon packing segment included $6.7 million and $7.4 million of intersegment revenues for the first quarter of fiscal years 2024 and 2023, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment had no revenues for the first quarters of fiscal years 2024 and 2023.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment had no costs and expenses for the first quarters of fiscal years 2024 and 2023.
Other Agribusiness
Our other agribusiness segment total net revenues were $5.4 million and $3.6 million for the first quarter of fiscal years 2024 and 2023, respectively. The 51% increase of $1.8 million was primarily due to:
•Specialty citrus and other crops revenues decrease of $0.2 million; and
•Farm management revenues for the first quarter of fiscal year 2024 were $2.0 million. There were no farm management revenues in the first quarter of fiscal year 2023.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and freight costs. Our other agribusiness costs and expenses were $4.5 million and $2.8 million for the first quarter of fiscal years 2024 and 2023, respectively. The 62% increase of $1.7 million was primarily due to:
•Harvest costs increase of $0.1 million;
•Growing costs increase of $2.0 million;
•Purchased fruit costs decrease of $0.2 million; and
•Freight costs decrease of $0.2 million.
Total agribusiness depreciation and amortization expenses were $1.7 million and $2.1 million for the first quarter of fiscal years 2024 and 2023, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.4 million for the first quarters of fiscal years 2024 and 2023.
Costs and expenses in our corporate and other operations were approximately $8.0 million and $(29.5) million for the first quarter of fiscal years 2024 and 2023, respectively, and include selling, general and administrative costs and expenses and gain on disposal of assets, net. Depreciation and amortization expenses for the first quarters of fiscal years 2024 and 2023 were similar at $0.3 million.
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

Results of Operations for the Trailing Twelve Months Ended January 31, 2024 and 2023
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2024	2023
Net revenues:
Agribusiness	$176,192	$177,726
Other operations	5,538	5,506
Total net revenues	181,730	183,232
Costs and expenses:
Agribusiness	167,042	160,648
Other operations	4,556	4,602
Loss (gain) on disposal of assets	10,728	(44,157)
Gain on legal settlement	(2,269)	—
Selling, general and administrative	24,520	24,496
Total costs and expenses	204,577	145,589
Operating (loss) income	(22,847)	37,643
Other income (expense):
Interest income	378	40
Interest (expense), net of patronage dividends	471	(3,678)
Equity in earnings of investments, net	5,110	1,543
Other income (expense), net	23	(3,582)
Total other income (expense)	5,982	(5,677)
(Loss) income before income tax benefit (provision)	(16,865)	31,966
Income tax benefit (provision)	6,770	(10,300)
Net (loss) income	(10,095)	21,666
Loss attributable to noncontrolling interest	278	247
Net (loss) income attributable to Limoneira Company	$(9,817)	$21,913
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues decreased $1.5 million, primarily due to decreased avocados and oranges agribusiness revenues, partially offset by increased farm management revenues.
•Total costs and expenses increased $59.0 million, primarily due to loss (gain) on disposal of assets and increased agribusiness costs and selling, general and administrative expenses.
•Total other income decreased $11.7 million, primarily due to decreased interest expense, increased equity in earnings of investments, net and decreased other expense related to pension settlement costs.
•Income tax benefit increased $17.1 million, primarily due to increased pre-tax loss of $48.8 million.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of January 31, 2024, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next 5 years.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $10.3 million and $21.2 million for the three months ended January 31, 2024 and 2023, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net (loss) income was $(3.7) million and $15.5 million for the three months ended January 31, 2024 and 2023, respectively. The components of net loss in the three months ended January 31, 2024, compared to the net income in the same period in fiscal year 2023 consist of a decrease in operating income of $33.6 million primarily due to the Northern Properties sale, a decrease in total other expense of $3.4 million and an increase in income tax benefit of $11.0 million.
•Adjustments to reconcile net (loss) income to net cash used in operating activities:
◦Adjustments used $1.1 million and $29.1 million in the three months ended January 31, 2024 and 2023, respectively, primarily related to depreciation and amortization, gain on disposal of assets and deferred income taxes.
◦Changes in operating assets and liabilities used $5.5 million and $7.6 million of operating cash in the three months ended January 31, 2024 and 2023, respectively, primarily related to accounts receivables and receivables/other from related parties and accounts payable and growers and suppliers payable.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(1.6) million and $99.1 million for the three months ended January 31, 2024 and 2023, respectively.
▪The $1.6 million of cash used in investing activities during the three months ended January 31, 2024 was comprised primarily of capital expenditures of $2.2 million, primarily related to orchard and vineyard development, and equity investment contributions and capitalized interest of $0.3 million, partially offset by net proceeds from sales of assets of $0.8 million.
▪The $99.1 million of cash provided by investing activities during the three months ended January 31, 2023 was comprised primarily of net proceeds from sales of assets of $98.9 million and net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $2.2 million, primarily related to orchard and vineyard development.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $8.8 million and $(66.3) million for the three months ended January 31, 2024 and 2023, respectively.
•The $8.8 million of cash provided by financing activities during the three months ended January 31, 2024 was comprised primarily of net borrowings of long-term debt of $11.1 million, partially offset by common and preferred stock dividends of $1.5 million and exchange of common stock of $0.7 million.
•The $66.3 million of cash used in financing activities during the three months ended January 31, 2023 was comprised primarily of net repayments of long-term debt of $64.8 million and common and preferred dividends of $1.5 million.
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
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of January 31, 2024, our outstanding borrowings under the AgWest Farm Credit Facility were $51.3 million and we had $63.7 million of availability.
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
In December 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and we received $0.3 million in the second quarter of fiscal year 2024. In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and we received $1.4 million in the second quarter of fiscal year 2023.
Dividends
The holders of the Series B Convertible Preferred Stock and the Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million in the three months ended January 31, 2024 and 2023.
Cash dividends declared in the three months ended January 31, 2024 and 2023 were $0.075 per common share and such dividends paid were $1.4 million and $1.3 million in the three months ended January 31, 2024 and 2023, respectively.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the three months ended January 31, 2024, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2023. Please refer to that filing for a description of our critical accounting policies and estimates.

Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Quarterly Report for information concerning recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as filed with the SEC on December 21, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of January 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2024, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as filed with the SEC on December 21, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2024, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2023 - November 30, 2023	—	$—	—	—
December 1, 2023 - December 31, 2023	36,097	$18.94	—	—
January 1, 2024 - January 31, 2024	—	$—	—	—
Total	36,097		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2
Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.6
Amended and Restated Bylaws of Limoneira Company, dated December 15, 2023 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 18, 2023 (File No. 001-34755))

4.1
Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

Exhibit Number	Exhibit
10.1
Cooperation Agreement, by and between Limoneira Company and Peter J. Nolan, dated December 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 18, 2023)

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

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 has been formatted in Inline XBRL

*	Filed or furnished herewith,

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

LIMONEIRA COMPANY

March 7, 2024	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 7, 2024	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)