Form 10-Q
period 2024-04-30
Limoneira CO
filed 2024-06-06
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2024, there were 18,010,975 shares outstanding of the registrant’s common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	April 30, 2024	October 31, 2023
Assets
Current assets:
Cash	$1,402	$3,631
Accounts receivable, net	22,516	14,458
Cultural costs	3,430	2,334
Prepaid expenses and other current assets	4,539	5,588
Receivables/other from related parties	2,943	4,214
Total current assets	34,830	30,225
Property, plant and equipment, net	160,683	160,631
Real estate development	9,995	9,987
Equity in investments	95,669	78,816
Goodwill	1,505	1,512
Intangible assets, net	6,210	6,657
Other assets	13,293	13,382
Total assets	$322,185	$301,210
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$9,934	$9,892
Growers and suppliers payable	10,566	9,629
Accrued liabilities	11,258	8,651
Payables to related parties	5,139	4,805
Current portion of long-term debt	626	381
Total current liabilities	37,523	33,358
Long-term liabilities:
Long-term debt, less current portion	59,503	40,628
Deferred income taxes	21,378	22,172
Other long-term liabilities	4,019	4,555
Total liabilities	122,423	100,713
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2024 and October 31, 2023) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2024 and October 31, 2023) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2024 and October 31, 2023)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,223,633 and 18,192,009 shares issued and 17,972,656 and 17,941,032 shares outstanding at April 30, 2024 and October 31, 2023, respectively)	180	179
Additional paid-in capital	168,540	168,441
Retained earnings	19,050	19,017
Accumulated other comprehensive loss	(6,370)	(5,666)
Treasury stock, at cost, 250,977 shares at April 30, 2024 and October 31, 2023	(3,493)	(3,493)
Noncontrolling interest	11,045	11,209
Total stockholders' equity	188,952	189,687
Total liabilities, convertible preferred stock and stockholders' equity	$322,185	$301,210
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net revenues:
Agribusiness	$43,257	$46,676	$81,596	$83,204
Other operations	1,349	1,394	2,741	2,767
Total net revenues	44,606	48,070	84,337	85,971
Costs and expenses:
Agribusiness	40,436	38,189	79,550	79,430
Other operations	1,429	1,009	2,611	2,247
Loss (gain) on disposal of assets, net	48	8,998	(117)	(30,744)
Gain on legal settlement	—	(2,269)	—	(2,269)
Selling, general and administrative	7,368	6,005	14,713	15,285
Total costs and expenses	49,281	51,932	96,757	63,949
Operating (loss) income	(4,675)	(3,862)	(12,420)	22,022
Other income (expense):
Interest income	14	62	36	70
Interest (expense), net of patronage dividends	(351)	996	(558)	(176)
Equity in earnings of investments, net	16,592	62	16,633	315
Other income (expense), net	197	200	219	(2,412)
Total other income (expense)	16,452	1,320	16,330	(2,203)
Income (loss) before income tax (provision) benefit	11,777	(2,542)	3,910	19,819
Income tax (provision) benefit	(5,222)	912	(1,032)	(5,915)
Net income (loss)	6,555	(1,630)	2,878	13,904
Net loss attributable to noncontrolling interest	12	17	104	114
Net income (loss) attributable to Limoneira Company	6,567	(1,613)	2,982	14,018
Preferred dividends	(126)	(126)	(251)	(251)
Net income (loss) applicable to common stock	$6,441	$(1,739)	$2,731	$13,767

Basic net income (loss) per common share	$0.36	$(0.10)	$0.15	$0.77

Diluted net income (loss) per common share	$0.35	$(0.10)	$0.15	$0.75

Weighted-average common shares outstanding-basic	17,707	17,597	17,677	17,587
Weighted-average common shares outstanding-diluted	18,362	17,597	17,677	18,328
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net income (loss)	$6,555	$(1,630)	$2,878	$13,904
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(237)	(50)	(704)	2,173
Minimum pension liability adjustments, net of tax of $(135) for the six months ended April 30, 2023	—	—	—	(220)
Pension settlement cost, net of tax of $756 for the six months ended April 30, 2023	—	—	—	1,944
Total other comprehensive (loss) income, net of tax	(237)	(50)	(704)	3,897
Comprehensive income (loss)	6,318	(1,680)	2,174	17,801
Comprehensive loss attributable to noncontrolling interest	12	17	104	114
Comprehensive income (loss) attributable to Limoneira Company	$6,330	$(1,663)	$2,278	$17,915
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,350)	—	—	—	(1,350)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,983	1	863	—	—	—	—	864	—	—
Exchange of common stock	(36,097)	—	(684)	—	—	—	—	(684)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(60)	(60)	—	—
Net loss	—	—	—	(3,585)	—	—	(92)	(3,677)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(467)	—	—	(467)	—	—
Balance at January 31, 2024	18,004,918	$180	$168,620	$13,957	$(6,133)	$(3,493)	$11,057	$184,188	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,808	1	1,070	—	—	—	—	1,071	—	—
Exchange of common stock	(63,070)	(1)	(1,150)	—	—	—	—	(1,151)	—	—
Net income (loss)	—	—	—	6,567	—	—	(12)	6,555	—	—
Other comprehensive loss, net of tax	—	—	—	—	(237)	—	—	(237)	—	—
Balance at April 30, 2024	17,972,656	$180	$168,540	$19,050	$(6,370)	$(3,493)	$11,045	$188,952	$1,479	$9,331

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income (loss)	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	149,900	2	963	—	—	—	—	965	—	—
Exchange of common stock	(1,594)	—	(26)	—	—	—	—	(26)	—	—
Net loss	—	—	—	(1,613)	—	—	(17)	(1,630)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	—
Balance at April 30, 2023	17,978,910	$180	$167,169	$26,582	$(4,011)	$(3,493)	$11,417	$197,844	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended April 30,
	2024	2023
Operating activities
Net income	$2,878	$13,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,158	4,491
Gain on disposal of assets, net	(117)	(30,744)
Gain on legal settlement	—	(853)
Stock compensation expense	1,935	2,029
Non-cash lease expense	896	802
Equity in earnings of investments, net	(16,633)	(315)
Deferred income taxes	1,032	5,915
Other, net	12	162
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(7,157)	(1,583)
Cultural costs	(1,099)	2,051
Prepaid expenses and other current assets	(325)	(5,105)
Other assets	(106)	21
Accounts payable and growers and suppliers payable	467	(5,340)
Accrued liabilities and payables to related parties	1,923	(2,708)
Income taxes payable	(259)	(330)
Other long-term liabilities	(900)	(840)
Net cash used in operating activities	(13,295)	(18,443)

Investing activities
Capital expenditures	(3,714)	(5,417)
Net proceeds from sales of assets	935	98,506
Net proceeds from sale of real estate development assets	—	2,577
Cash distribution from Trapani Fresh	61	82
Collection on notes receivable	66	—
Equity investment contributions and capitalized interest	(221)	(275)
Investments in mutual water companies and water rights	(47)	(51)
Net cash (used in) provided by investing activities	(2,920)	95,422

Financing activities
Borrowings of long-term debt	71,529	57,940
Repayments of long-term debt	(52,367)	(122,775)
Principal paid on finance leases and equipment financings	(362)	(215)
Dividends paid – common	(2,698)	(2,685)
Dividends paid – preferred	(251)	(251)
Exchange of common stock	(1,835)	(26)
Net cash provided by (used in) financing activities	14,016	(68,012)
Effect of exchange rate changes on cash	(30)	9
Net (decrease) increase in cash	(2,229)	8,976
Cash at beginning of period	3,631	857
Cash at end of period	$1,402	$9,833

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Six Months Ended April 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$451	$397
Cash paid during the period for income taxes, net	$259	$330
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$390	$325
Accrued contribution obligation of investment in water company	$450	$450
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
The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended April 30,
	2024			2023
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(237)	$—	$(237)	$(50)	$—	$(50)
Other comprehensive loss	$(237)	$—	$(237)	$(50)	$—	$(50)

	Six Months Ended April 30,
	2024			2023
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Foreign currency translation adjustments	$(704)	$—	$(704)	$2,173	$—	$2,173
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	—	—	—	(355)	135	(220)
Amounts reclassified to earnings included in “Other income (expense), net”	—	—	—	2,700	(756)	1,944
Other comprehensive (loss) income	$(704)	$—	$(704)	$4,518	$(621)	$3,897

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Comprehensive Income (Loss) (continued)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2023	$(5,666)	$—	$(5,666)
Other comprehensive loss	(704)	—	(704)
Balance at April 30, 2024	$(6,370)	$—	$(6,370)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	2,173	1,724	3,897
Balance at April 30, 2023	$(4,011)	$—	$(4,011)
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
SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning November 1, 2026. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 14% of revenue for the six months ended April 30, 2024. Two individual customers represented 20% and 11% of accounts receivable, net as of April 30, 2024.
One individual vendor represented 26% of accounts payable as of April 30, 2024.
Lemons procured from third-party growers were 79% and 57% of the Company's lemon supply for the six months ended April 30, 2024 and 2023, respectively. One third-party grower was 20% of the Company's lemon supply for the six months ended April 30, 2024.
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
On January 31, 2023, the Company entered into a Farm Management Agreement (“FMA”) with an affiliate of PGIM to provide farming, management and operations services related to the Northern Properties. The FMA had an initial term expiring March 31, 2024, and thereafter continues from year to year unless earlier terminated under the terms of the FMA. Further, on January 31, 2023, the Company entered into a Grower Packing and Marketing Agreement to provide packing, marketing and selling services for lemons harvested on the Northern Properties for a minimum five-year term, subject to certain benchmarking standards.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sales and Disposals (continued)
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of approximately $187,000 during the quarter ended January 31, 2024.
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations at the Cadiz Ranch, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 during the quarter ended April 30, 2023.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2024	October 31, 2023
Prepaid supplies and insurance	$2,660	$1,667
Assets held for sale	—	535
Sales tax receivable	166	490
Income taxes receivable	—	816
Lemon supplier advances	472	791
Other	1,241	1,289
	$4,539	$5,588
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $9,995,000 and $9,987,000 as of April 30, 2024 and October 31, 2023, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property and East Area II, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of April 30, 2024 and October 31, 2023, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and is payable monthly. Effective as of February 22, 2024, the loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. The Loan contains certain customary default provisions and LLCB may prepay any amounts outstanding under the Loan without penalty. As of April 30, 2024, the Loan had no outstanding balance and LLCB had unaudited cash and cash equivalents of $102,078,000.

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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction, which is included in other long-term liabilities as of April 30, 2024 and October 31, 2023. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $200,000 and $275,000 to LLCB II during the six months ended April 30, 2024 and 2023, respectively.
Through April 30, 2024, LLCB closed on lot sales representing 1,261 residential units since inception, including 554 residential units in the second quarter of fiscal year 2024. In June 2024, the Company received a cash distribution of $15,005,000 from LLCB.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the six months ended April 30, 2023.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2024	October 31, 2023
Limoneira Lewis Community Builders, LLC	$82,953	$66,288
LLCB II, LLC	9,089	8,869
Limco Del Mar, Ltd.	1,759	1,832
Rosales	1,366	1,325
Romney Property Partnership	502	502
	$95,669	$78,816
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the six months ended April 30, 2024, this threshold was met for LLCB and thus summarized income statement information is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2023, 2022 and 2021 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments (continued)
Unconsolidated Significant Subsidiary (continued)
The following is unaudited summarized financial information for LLCB (in thousands):

	Six Months Ended April 30,
	2024	2023
Revenues	$94,540	$678
Cost of land sold	54,089	19
Operating expenses	135	322
Net income	$40,316	$337
Net income attributable to Limoneira Company	$19,455	$270

	April 30, 2024	October 31, 2023
Cash and cash equivalents	$102,078	$12,863
Unsecured line of credit	$—	$—
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2023	$1,512
Foreign currency translation adjustment	(7)
Balance at April 30, 2024	$1,505
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2024.
Intangible assets consist of the following (in thousands):

	April 30, 2024				October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,207)	901	8	$2,108	$(1,104)	$1,004	8
Customer relationships	4,037	(2,337)	1,700	9	4,037	(2,111)	1,926	9
Non-competition agreement	437	(159)	278	8	437	(132)	305	8
Acquired water and mineral rights	3,331	—	3,331	Indefinite	3,422	—	3,422	Indefinite
	$9,913	$(3,703)	$6,210		$10,004	$(3,347)	$6,657
Amortization expense totaled $177,000 and $178,000 for the three months ended April 30, 2024 and 2023, respectively. Amortization expense totaled $356,000 and $375,000 for the six months ended April 30, 2024 and 2023, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Estimated future amortization expense of intangible assets as of April 30, 2024 is as follows (in thousands):

2024 (remaining six months)	$355
2025	711
2026	711
2027	427
2028	427
Thereafter	248
$2,879
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of April 30, 2024 and October 31, 2023 were $6,200,000 and $5,703,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30, 2024	October 31, 2023
Compensation	$3,549	$2,858
Property taxes	38	548
Operating expenses	3,372	2,223
Leases	2,237	2,150
Income taxes payable	761	—
Other	1,301	872
	$11,258	$8,651
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2024	October 31, 2023
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 5.33% at April 30, 2024, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$59,417	$40,000
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	439	583
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	43	112
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	230	314
Total long-term debt	60,129	41,009
Less current portion	626	381
Long-term debt, less current portion	$59,503	$40,628

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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of April 30, 2024, the Company's outstanding borrowings under the Supplements were $59,417,000 and it had $55,583,000 available to borrow.
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
In December 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $558,000 in the second quarter of fiscal year 2024. In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and the Company received $1,413,000 in the second quarter of fiscal year 2023.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $98,000 and zero during the three months ended April 30, 2024 and 2023, and $154,000 and $306,000 for the six months ended April 30, 2024 and 2023, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	April 30, 2024	October 31, 2023
Loan guarantee	1,080	1,080
Leases	1,658	2,316
Other	1,281	1,159
	$4,019	$4,555
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 19 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company's rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Operating lease revenue	$1,274	$1,274	$2,566	$2,564
Variable lease revenue	75	120	175	203
Total lease revenue	$1,349	$1,394	$2,741	$2,767
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land, packinghouse facilities, equipment and vehicles with remaining lease terms ranging from one to four years, with various term extensions available. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease costs are primarily included in agribusiness costs and expenses in the Company's consolidated statements of operations.
Lease costs consist of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Operating lease costs	$519	$491	$1,018	$982
Finance lease costs:
Amortization of lease assets	63	33	110	66
Interest on lease liabilities	12	8	21	16
Variable lease costs	(13)	(235)	(32)	(90)
Short-term lease costs	31	175	100	338
Total lease costs	$612	$472	$1,217	$1,312

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Lessee Arrangements (continued)
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2024	October 31, 2023
Assets
Operating lease ROU assets	Other assets	$3,274	$3,484
Finance lease assets	Other assets	702	1,182
		$3,976	$4,666

Liabilities
Current operating lease liabilities	Accrued liabilities	$2,058	$1,831
Current finance lease liabilities	Accrued liabilities	179	319
Non-current operating lease liabilities	Other long-term liabilities	1,265	1,714
Non-current finance lease liabilities	Other long-term liabilities	393	602
		$3,895	$4,466
Supplemental cash flow information related to leases consists of the following (in thousands):

	Six Months Ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,023	$961
Operating cash outflows from finance leases	$21	$16
Financing cash outflows from finance leases	$243	$118
ROU assets obtained in exchange for new operating lease liabilities	$689	$114
Leased assets obtained in exchange for new finance lease liabilities	$494	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of unvested, restricted stock and conversion of preferred stock. The computations for basic and diluted net income (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$6,441	$(1,739)	$2,731	$13,767
Effect of unvested, restricted stock	(101)	(23)	(47)	(188)
Numerator: Net income (loss) for basic EPS	6,340	(1,762)	2,684	13,579
Denominator: Weighted average common shares–basic	17,707	17,597	17,677	17,587
Basic net income (loss) per common share	$0.36	$(0.10)	$0.15	$0.77

Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$6,340	$(1,762)	$2,684	$13,579
Effect of dilutive preferred stock	126	—	—	251
Numerator: Net income (loss) for diluted EPS	6,466	(1,762)	2,684	13,830
Weighted average common shares–basic	17,707	17,597	17,677	17,587
Effect of dilutive preferred stock	655	—	—	741
Denominator: Weighted average common shares–diluted	18,362	17,597	17,677	18,328
Diluted net income (loss) per common share	$0.35	$(0.10)	$0.15	$0.75
Diluted net income (loss) per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income (loss) per common share was calculated under the two-class method for the three and six months ended April 30, 2024 and 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		April 30, 2024			October 31, 2023
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$497	$652	$—	$523	$48
5	Cadiz / Fenner / WAM	$—	$—	$206	$—	$—	$206
6	YMIDD	$230	$—	$—	$571	$—	$—
7	FGF	$2,263	$2,519	$837	$2,681	$2,519	$837
8	LLCB	$—	$—	$3,444	$66	$—	$3,444
10	Rosales	$450	$—	$—	$896	$—	$270

		Three Months Ended April 30, 2024				Three Months Ended April 30, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$234	$—	$—	$—	$221	$—	$—
2	Mutual water companies	$—	$—	$25	$—	$—	$—	$406	$—
3	Cooperative association	$—	$—	$70	$—	$—	$—	$473	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$93	$—	$—	$417	$—
6	YMIDD	$311	$—	$62	$—	$135	$—	$62	$—
7	FGF	$82	$50	$—	$—	$33	$50	$—	$—
9	Principal Owner	$—	$—	$—	$226	$—	$—	$—	$222
10	Rosales	$1,861	$—	$—	$—	$—	$—	$—	$—

		Six Months Ended April 30, 2024				Six Months Ended April 30, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$455	$—	$—	$—	$444	$—	$—
2	Mutual water companies	$—	$—	$574	$—	$—	$—	$778	$—
3	Cooperative association	$—	$—	$559	$—	$—	$—	$866	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$186	$—	$—	$1,555	$—
6	YMIDD	$629	$—	$62	$—	$270	$—	$72	$—
7	FGF	$165	$100	$—	$—	$116	$124	$—	$—
9	Principal Owner	$—	$—	$—	$450	$—	$—	$—	$431
10	Rosales	$3,184	$—	$49	$—	$—	$—	$—	$—
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions (continued)
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors served as the CEO, President and a member of the board of directors of Cadiz, Inc. through December 31, 2023. As of January 1, 2024, Cadiz, Inc. is no longer a related-party. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of the lease assignment, the Company no longer had any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company's Series B-2 convertible preferred stock and the Company paid dividends to such affiliate. The annual base rent was equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability, which were written off in fiscal year 2023 upon cessation of farming operations.
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
15. Income Taxes
The effective tax rate for the six months ended April 30, 2024 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of April 30, 2024. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2024.
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
During the six months ended April 30, 2023, the Company made funding contributions of $2,500,000 to fully fund and settle the plan obligations. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets and the remaining accumulated other comprehensive loss was fully recognized.
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

	Six Months Ended April 30,
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
Performance Awards
Certain restricted stock grants are made to management each December under the Stock Plan based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year (“Performance Awards”). These grants are based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria have been met, and generally vest over a two-year period as service is provided. During December 2023, 36,127 shares of stock with a per share price of $19.57 were granted to management under the Stock Plan for fiscal year 2023 performance, resulting in total compensation expense of approximately $707,000, with $293,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next two years as the shares vest. During April 2024, 4,330 shares of stock with a weighted average per share price of $19.49 were granted to management under the Stock Plan and vested upon issuance.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three-year period as service is provided. During November 2023, the Company granted 53,078 shares of stock with a per share price of $14.13 to key executives under the Stock Plan. The related compensation expense of approximately $750,000 will be recognized equally over the next three years as the shares vest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Stock-based Compensation (continued)
Executive Awards (continued)
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2023, the Company granted 12,709 shares of stock with a per share price of $19.57 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $249,000 had $115,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next year as the shares vest.
In November 2023, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted common stock in the future based on the achievement of certain long-term performance goals. The Company recorded $175,000 of stock compensation expense related to these awards during the six months ended April 30, 2024.
Director Awards
Certain restricted stock grants are made to non-employee directors under the Stock Plan on an annual basis that generally vest after a one-year period (“Director Awards”). During January 2024, 609 shares of stock were granted as Director Awards with a per share price of $20.37. During March 2024, an additional 26,478 shares of stock were granted as Director Awards with a per share price of $19.26.
Exchange of Common Stock
During the six months ended April 30, 2024 and 2023, members of management exchanged 99,167 and 1,594 shares of common stock with fair values totaling $1,835,000 and $26,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Segment Information (continued)
Segment information for the three months ended April 30, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,841	$4,964	$—	$2,348	$5,104	$43,257	$1,349	$44,606
Intersegment revenue	—	10,914	(10,914)	—	—	—	—	—
Total net revenues	30,841	15,878	(10,914)	2,348	5,104	43,257	1,349	44,606
Costs and expenses	28,869	13,588	(10,914)	1,425	5,680	38,648	8,533	47,181
Depreciation and amortization	—	—	—	—	—	1,788	312	2,100
Operating (loss) income	$1,972	$2,290	$—	$923	$(576)	$2,821	$(7,496)	$(4,675)
Segment information for the three months ended April 30, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$31,942	$6,423	$—	$3,603	$4,708	$46,676	$1,394	$48,070
Intersegment revenue	—	10,309	(10,309)	—	—	—	—	—
Total net revenues	31,942	16,732	(10,309)	3,603	4,708	46,676	1,394	48,070
Costs and expenses	29,219	12,075	(10,309)	1,023	4,441	36,449	13,439	49,888
Depreciation and amortization	—	—	—	—	—	1,740	304	2,044
Operating (loss) income	$2,723	$4,657	$—	$2,580	$267	$8,487	$(12,349)	$(3,862)
Segment information for the six months ended April 30, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$58,225	$10,556	$—	$2,348	$10,467	$81,596	$2,741	$84,337
Intersegment revenue	—	17,630	(17,630)	—	—	—	—	—
Total net revenues	58,225	28,186	(17,630)	2,348	10,467	81,596	2,741	84,337
Costs and expenses	57,710	24,306	(17,630)	1,425	10,207	76,018	16,581	92,599
Depreciation and amortization	—	—	—	—	—	3,532	626	4,158
Operating (loss) income	$515	$3,880	$—	$923	$260	$2,046	$(14,466)	$(12,420)
Segment information for the six months ended April 30, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$59,263	$12,071	$—	$3,603	$8,267	$83,204	$2,767	$85,971
Intersegment revenue	—	17,672	(17,672)	—	—	—	—	—
Total net revenues	59,263	29,743	(17,672)	3,603	8,267	83,204	2,767	85,971
Costs and expenses (gains)	61,533	23,428	(17,672)	1,023	7,243	75,555	(16,097)	59,458
Depreciation and amortization	—	—	—	—	—	3,875	616	4,491
Operating income (loss)	$(2,270)	$6,315	$—	$2,580	$1,024	$3,774	$18,248	$22,022
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Oranges	$1,160	$1,383	$2,301	$2,535
Specialty citrus and other crops	839	1,016	1,925	2,263
Farm management	2,046	1,404	4,094	1,404
Other	1,059	905	2,147	2,065
Other agribusiness revenues	$5,104	$4,708	$10,467	$8,267

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
20. Subsequent Events
The Company evaluated events subsequent to April 30, 2024 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest citrus growers and are one of the largest growers of lemons in the United States. According to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and other crops. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,400 acres of lemons, 1,200 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,600 acre-feet of adjudicated water rights in the Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,700 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
California received above average precipitation during the 2022 - 2023 rainfall season and is experiencing above average precipitation for the 2023 - 2024 rainfall season, after experiencing three years of below average precipitation and drought conditions. The above average precipitation helped to alleviate the drought conditions in California. As of April 30, 2024, the state was free from moderate drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2023, the U.S. Bureau of Reclamation announced that Lake Mead will operate in a Tier 1 shortage in 2024, which requires Arizona to forfeit approximately 18% of the state's yearly allotment of water from Lake Mead. In response to this and prior year water shortages, we entered into fallowing agreements during fiscal years 2023 and 2022 and continue to assess the impact these reductions may have on our Arizona orchards.

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
On April 5, 2024, we declared a cash dividend of $0.075 per common share paid on April 12, 2024, in the aggregate amount of approximately $1.3 million to stockholders of record as of April 1, 2024.
In April 2024, the Company conducted an organization restructuring which resulted in severance benefits of approximately $1.2 million.
On April 30, 2024, our real estate development joint venture with The Lewis Group of Companies (“Lewis”) closed an additional 554 residential homesites at the Harvest at Limoneira master planned community in Santa Paula, CA (“Harvest”) and we recorded equity in earnings of investments of $16.6 million in the second quarter of fiscal year 2024. On June 5, 2024, we received a cash distribution of $15.0 million from the joint venture.
On May 7, 2024, we announced that the Santa Paula City Council has approved the proposal brought forward by the Company's real estate development joint venture with Lewis to increase the number of entitled lots at Harvest from 1,500 dwelling units to 2,050 dwelling units. The Santa Paula City Council approved an amendment allowing for the 550-unit increase on April 3, 2024. The 550-unit increase will provide 250 additional single family for-sale homesites within Phase 3 of Harvest. Additionally, the Company in partnership with Lewis plans to construct 300 multi-family rental homes on a mixed-use portion of the project.
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

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net revenues:
Agribusiness	$43,257	$46,676	$81,596	$83,204
Other operations	1,349	1,394	2,741	2,767
Total net revenues	44,606	48,070	84,337	85,971
Costs and expenses:
Agribusiness	40,436	38,189	79,550	79,430
Other operations	1,429	1,009	2,611	2,247
Loss (gain) on disposal of assets, net	48	8,998	(117)	(30,744)
Gain on legal settlement	—	(2,269)	—	(2,269)
Selling, general and administrative	7,368	6,005	14,713	15,285
Total costs and expenses	49,281	51,932	96,757	63,949
Operating (loss) income:
Agribusiness	2,821	8,487	2,046	3,774
Other operations	(80)	385	130	520
(Loss) gain on disposal of assets, net	(48)	(8,998)	117	30,744
Gain on legal settlement	—	2,269	—	2,269
Selling, general and administrative	(7,368)	(6,005)	(14,713)	(15,285)
Operating (loss) income	(4,675)	(3,862)	(12,420)	22,022
Other income (expense):
Interest income	14	62	36	70
Interest (expense), net of patronage dividends	(351)	996	(558)	(176)
Equity in earnings of investments, net	16,592	62	16,633	315
Other income (expense), net	197	200	219	(2,412)
Total other income (expense)	16,452	1,320	16,330	(2,203)
Income (loss) before income tax (provision) benefit	11,777	(2,542)	3,910	19,819
Income tax (provision) benefit	(5,222)	912	(1,032)	(5,915)
Net income (loss)	6,555	(1,630)	2,878	13,904
Net loss attributable to noncontrolling interest	12	17	104	114
Net income (loss) attributable to Limoneira Company	$6,567	$(1,613)	$2,982	$14,018
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, pension settlement cost, loss (gain) on disposal of assets, net, cash bonus related to sale of assets, gain on legal settlement and severance benefits are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net income (loss) attributable to Limoneira Company	$6,567	$(1,613)	$2,982	$14,018
Interest income	(14)	(62)	(36)	(70)
Interest expense, (net of patronage dividends)	351	(996)	558	176
Income tax provision (benefit)	5,222	(912)	1,032	5,915
Depreciation and amortization	2,100	2,044	4,158	4,491
EBITDA	$14,226	$(1,539)	$8,694	$24,530
Stock-based compensation	1,071	965	1,935	2,029
Pension settlement cost	—	—	—	2,741
Loss (gain) on disposal of assets, net	48	8,998	(117)	(30,744)
Cash bonus related to sale of assets	—	—	—	2,000
Gain on legal settlement	—	(2,269)	—	(2,269)
Severance benefits	1,215	—	1,215	—
Adjusted EBITDA	$16,560	$6,155	$11,727	$(1,713)
Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023
Revenues
Total net revenues for the three months ended April 30, 2024 were $44.6 million, compared to $48.1 million for the three months ended April 30, 2023. The 7% decrease of $3.5 million was primarily due to decreased lemons and avocados agribusiness revenues as detailed below ($ in thousands):

	Three Months Ended April 30,
	2024	2023	Change
Lemons	$35,805	$38,365	$(2,560)	(7)%
Avocados	2,348	3,603	(1,255)	(35)%
Oranges	1,160	1,383	(223)	(16)%
Specialty citrus and other crops	839	1,016	(177)	(17)%
Farm management	2,046	1,404	642	46%
Other	1,059	905	154	17%
Agribusiness revenues	$43,257	$46,676	$(3,419)	(7)%
•Lemons: The decrease in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of fresh lemons sold and legal settlement proceeds allocated to lemons in the second quarter of fiscal year 2023. During the second quarter of fiscal years 2024 and 2023, fresh packed lemon sales were $25.8 million and $26.6 million, in aggregate, on 1,446,000 and 1,547,000 cartons of lemons sold at average per carton prices of $17.85 and $17.23, respectively. Lemon revenues in the second quarter of fiscal years 2024 and 2023 included brokered lemons and other lemon sales of $3.8 million and $2.5 million, lemon packing of $5.0 million and $6.4 million and lemon by-product sales of $1.2 million and $1.3 million, respectively, and included legal settlement proceeds of $1.4 million allocated to lemons in the second quarter of fiscal year 2023.
•Avocados: The decrease in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to legal settlement proceeds of $2.4 million allocated to avocados in the second quarter of fiscal year 2023, partially offset by increased volume and higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the second quarter of fiscal years 2024 and 2023, we sold 1,595,000 and 941,000 pounds of avocados at an average per pound price of $1.47 and $1.30, respectively.

•Oranges: The decrease in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of oranges sold. During the second quarter of fiscal years 2024 and 2023, we sold 66,000 and 88,000 cartons of oranges at an average per carton price of $17.58 and $15.72, respectively.
•Specialty citrus and other crops: The decrease in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of specialty citrus sold. During the second quarter of fiscal years 2024 and 2023, we sold 29,000 and 41,000 40-pound carton equivalents of specialty citrus at an average per carton price of $29.24 and $24.78, respectively.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The increase in farm management revenues in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to farm management decisions based on weather and crop conditions.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. Other revenues in the second quarter of fiscal year 2024 were similar to the same period of fiscal year 2023.
Other operations revenue in the second quarters of fiscal years 2024 and 2023 were $1.3 million and $1.4 million, respectively.
Costs and Expenses
Total costs and expenses in the second quarter of fiscal year 2024 were $49.3 million, compared to $51.9 million in the same period of fiscal year 2023. The 5% decrease of $2.6 million was primarily due to the 2023 loss on disposal of Cadiz Ranch assets, partially offset by the 2023 gain on legal settlement and increases in agribusiness costs and expenses and selling, general and administrative expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended April 30,
	2024	2023	Change
Packing costs	$13,588	$12,075	$1,513	13%
Harvest costs	2,878	6,307	(3,429)	(54)%
Growing costs	5,462	5,949	(487)	(8)%
Third-party grower and supplier costs	15,939	11,360	4,579	40%
Other costs	781	758	23	3%
Depreciation and amortization	1,788	1,740	48	3%
Agribusiness costs and expenses	$40,436	$38,189	$2,247	6%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. During the second quarter of fiscal years 2024 and 2023, we packed and sold 1,446,000 and 1,547,000 cartons of lemons at average per carton costs of $9.39 and $7.81, respectively. The increase in per carton packing costs was primarily due to decreased volume packed and sold and increased subcontracted costs in the second quarter of fiscal year 2024.
•Harvest costs: The decrease in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume of lemons harvested related to the sale of the Northern Properties.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the second quarter of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the second quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume of third-party grower fruit. In the second quarter of fiscal years 2024 and 2023, we incurred costs for third-party grower fruit of $12.4 million and $8.8 million, respectively. Of the 1,446,000 and 1,547,000 cartons of lemons packed and sold during the second quarter of fiscal years 2024 and 2023, 1,099,000 (76%) and 765,000 (49%), were procured from third-party growers at average per carton prices of $11.36 and $11.46, respectively. The increased volume for third-party grower fruit was primarily due to the sale of the Northern Properties. Additionally, in the second quarter of fiscal years 2024 and 2023, we incurred $3.5 million and $2.6 million, respectively, of costs for purchased, packed fruit for resale.
•Other costs: Other costs in the second quarter of fiscal year 2024 were similar to the same period of fiscal year 2023.
•Depreciation and amortization: Depreciation and amortization expense in the second quarter of fiscal year 2024 was similar to the same period of fiscal year 2023.
Other operations expenses were $1.4 million and $1.0 million in the second quarter of fiscal years 2024 and 2023, respectively. The increase in other operations expenses was primarily due to severance benefits in the second quarter of fiscal year 2024.
Loss on disposal of assets, net was immaterial and $9.0 million in the second quarter of fiscal years 2024 and 2023, respectively. The decrease in loss on disposal of assets, net was primarily due to the disposal of Cadiz Ranch assets in the second quarter of fiscal year 2023.
Gain on legal settlement was $2.3 million in the second quarter of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative costs and expenses were $7.4 million and $6.0 million in the second quarter of fiscal years 2024 and 2023, respectively. The 23% increase of $1.4 million was primarily due to:
•$1.0 million net increase in salaries, benefits and incentive compensation, primarily due to compensation expense related to the Retention Bonus Agreements; and
•$0.4 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other Income (Expense)
Total other income was $16.5 million and $1.3 million in the second quarter of fiscal years 2024 and 2023, respectively. The increase of $15.2 million in total other income was primarily due to:
•$16.5 million increase in equity in earnings of investments, net, primarily due to LLCB's closing of 554 residential homesites in the second quarter of fiscal year 2024; and
•$1.3 million increase in interest expense, net of patronage dividends, primarily due to decreased patronage dividends.
Income Taxes
We recorded an estimated income tax (provision) benefit of $(5.2) million and $0.9 million in the second quarter of fiscal years 2024 and 2023 on pre-tax income (loss) of $11.8 million and $(2.5) million, respectively. The tax provision recorded for the second quarter of fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2024, excluding discrete items, is approximately 29.9%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net income or loss in the second quarter of fiscal years 2024 and 2023.

Six Months Ended April 30, 2024 Compared to the Six Months Ended April 30, 2023
Revenues
Total net revenues for the six months ended April 30, 2024 were $84.3 million, compared to $86.0 million for the six months ended April 30, 2023. The 2% decrease of $1.7 million was primarily due to decreased lemons and avocados agribusiness revenues, partially offset by increased farm management agribusiness revenues, as detailed below ($ in thousands):

	Six Months Ended April 30,
	2024	2023	Change
Lemons	$68,781	$71,334	$(2,553)	(4)%
Avocados	2,348	3,603	(1,255)	(35)%
Oranges	2,301	2,535	(234)	(9)%
Specialty citrus and other crops	1,925	2,263	(338)	(15)%
Farm management	4,094	1,404	2,690	192%
Other	$2,147	$2,065	82	4%
Agribusiness revenues	$81,596	$83,204	$(1,608)	(2)%
•Lemons: The decrease in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of fresh lemons sold and legal settlement proceeds allocated to lemons in fiscal year 2023. During the first six months of fiscal years 2024 and 2023, fresh packed lemon sales were $49.8 million and $51.3 million, in aggregate, on 2,583,000 and 2,855,000 cartons of lemons sold at average per carton prices of $19.27 and $17.98, respectively. Lemon revenues in the first six months of fiscal years 2024 and 2023 included brokered lemons and other lemon sales of $6.8 million and $3.9 million, lemon packing of $10.6 million and $12.1 million, and lemon by-product sales of $1.7 million and $2.6 million, respectively, and included legal settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: The decrease in the first six months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to legal settlement proceeds of $2.4 million allocated to avocados in fiscal year 2023, partially offset by increased volume and higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first six months of fiscal years 2024 and 2023, we sold 1,595,000 and 941,000 pounds of avocados at an average per pound price of $1.47 and $1.30, respectively.
•Oranges: The decrease in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume and lower prices of oranges sold. During the first six months of fiscal years 2024 and 2023, we sold 146,000 and 152,000 cartons of oranges at an average per carton price of $15.76 and $16.68, respectively.
•Specialty citrus and other crops: The decrease in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of specialty citrus sold. During the first six months of fiscal years 2024 and 2023, we sold 46,000 and 95,000 40-pound carton equivalents of specialty citrus at an average per carton price of $29.11 and $23.82, respectively.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The increase in farm management revenues in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to farm management decisions based on weather and crop conditions.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. Other revenues in the first six months of fiscal year 2024 were similar to the same period of fiscal year 2023.
Other operations revenue in the first six months of fiscal years 2024 and 2023 was $2.7 million and $2.8 million, respectively.

Costs and Expenses
Total costs and expenses in the first six months of fiscal year 2024 were $96.8 million, compared to $63.9 million in the same period of fiscal year 2023. The 51% increase of $32.9 million was primarily due to the 2023 gain on disposal of Northern Properties assets, the 2023 gain on legal settlement, partially offset by the 2023 loss on disposal of Cadiz Ranch assets. Agribusiness costs and expenses in the first six months of fiscal year 2024 were similar compared to the same period of fiscal year 2023, as detailed below ($ in thousands):

	Six Months Ended April 30,
	2024	2023	Change
Packing costs	$24,306	$23,428	$878	4%
Harvest costs	4,811	10,385	(5,574)	(54)%
Growing costs	11,654	13,620	(1,966)	(14)%
Third-party grower and supplier costs	33,662	26,378	7,284	28%
Other costs	1,585	1,744	(159)	(9)%
Depreciation and amortization	3,532	3,875	(343)	(9)%
Agribusiness costs and expenses	$79,550	$79,430	$120	—%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. During the first six months of fiscal years 2024 and 2023, we packed and sold 2,583,000 and 2,855,000 cartons of lemons at average per carton costs of $9.41 and $8.21, respectively. The increase in per carton packing costs was primarily due to decreased volume packed and sold and increased subcontracted costs in fiscal year 2024.
•Harvest costs: The decrease in the first six months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to decreased volume of lemons harvested related to the sale of the Northern Properties.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first six months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and higher prices of third-party grower fruit sold. In the first six months of fiscal years 2024 and 2023, we incurred costs for third-party grower fruit of $27.2 million and $20.5 million, respectively. Of the 2,583,000 and 2,855,000 cartons of lemons packed and sold during the first six months of fiscal years 2024 and 2023, 2,052,000 (79%) and 1,630,000 (57%), were procured from third-party growers at average per carton prices of $13.24 and $12.60, respectively. The increased volume for third-party grower fruit was primarily due to the sale of the Northern Properties. Additionally, in the first six months of fiscal years 2024 and 2023, we incurred $6.5 million and $5.8 million, respectively, of costs for purchased, packed fruit for resale.
•Other costs: The decrease in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased freight costs.
•Depreciation and amortization: The decrease in the first six months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to the Northern Properties sale in fiscal year 2023.
Other operations expenses were $2.6 million and $2.2 million in the first six months of fiscal years 2024 and 2023, respectively. The increase in other operations expenses was primarily due to severance benefits in fiscal year 2024.
Gain on disposal of assets, net was $0.1 million and $30.7 million in the first six months of fiscal years 2024 and 2023, respectively. The decrease in gain on disposal of assets, net was primarily due to the gain on the sale of the Northern Properties, partially offset by the loss on disposal of Cadiz Ranch assets in fiscal year 2023.
Gain on legal settlement was $2.3 million in the first six months of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.

Selling, general and administrative costs and expenses were $14.7 million and $15.3 million in the first six months of fiscal years 2024 and 2023, respectively. The 4% decrease of $0.6 million was primarily due to:
•$1.1 million net decrease in salaries, benefits and incentive compensation, primarily due to compensation expense related to the Retention Bonus Agreements; and
•$0.5 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other Income (Expense)
Total other income (expense) was $16.3 million and $(2.2) million in the first six months of fiscal years 2024 and 2023, respectively. The increase of $18.5 million in total other income was primarily due to:
•$16.3 million increase of equity in earnings of investments, net, primarily due to LLCB's closing of 554 residential homesites in 2024;
•$2.6 million decrease of other income (expense), net primarily due to pension settlement cost in 2023; and
•$0.4 million increase of interest expense, net of patronage dividends due to decreased patronage dividends.
Income Taxes
We recorded an estimated income tax provision of $1.0 million and $5.9 million in the first six months of fiscal years 2024 and 2023 on pre-tax income of $3.9 million and $19.8 million, respectively. The tax provision recorded for the first six months of fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions which are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation and nondeductible tax items. Our projected annual effective blended tax rate for fiscal year 2024, excluding discrete items, is approximately 29.9%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net income or loss in the first six months of fiscal years 2024 and 2023.
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

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023
The following table shows the segment results of operations for the three months ended April 30, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,841	$4,964	$—	$2,348	$5,104	$43,257	$1,349	$44,606
Intersegment revenue	—	10,914	(10,914)	—	—	—	—	—
Total net revenues	30,841	15,878	(10,914)	2,348	5,104	43,257	1,349	44,606
Costs and expenses	28,869	13,588	(10,914)	1,425	5,680	38,648	8,533	47,181
Depreciation and amortization	—	—	—	—	—	1,788	312	2,100
Operating (loss) income	$1,972	$2,290	$—	$923	$(576)	$2,821	$(7,496)	$(4,675)
The following table shows the segment results of operations for the three months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$31,942	$6,423	$—	$3,603	$4,708	$46,676	$1,394	$48,070
Intersegment revenue	—	10,309	(10,309)	—	—	—	—	—
Total net revenues	31,942	16,732	(10,309)	3,603	4,708	46,676	1,394	48,070
Costs and expenses	29,219	12,075	(10,309)	1,023	4,441	36,449	13,439	49,888
Depreciation and amortization	—	—	—	—	—	1,740	304	2,044
Operating (loss) income	$2,723	$4,657	$—	$2,580	$267	$8,487	$(12,349)	$(3,862)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the second quarter of fiscal years 2024 and 2023, our fresh lemons segment total net revenues were $30.8 million and $31.9 million, respectively. The (3)% decrease of $1.1 million was primarily due to:
•Fresh packed lemon sales decrease of $0.8 million;
•Lemon by-products sales decrease of $0.2 million;
•Brokered lemons and other lemon sales increase of $1.3 million; and
•Legal settlement proceeds of $1.4 million allocated to fresh lemons in the second quarter of fiscal year 2023.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the second quarter of fiscal years 2024 and 2023, our fresh lemons segment costs and expenses were $28.9 million and $29.2 million, respectively. The 1% decrease of $0.3 million was primarily due to:
•Harvest costs decrease of $3.4 million;
•Growing costs decrease of $1.8 million;
•Third-party grower and supplier costs increase of $4.3 million; and
•Intersegment costs and expenses increase of $0.6 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the second quarter of fiscal years 2024 and 2023, our lemon packing segment total net revenues were $15.9 million and $16.7 million, respectively. The 5% decrease of $0.8 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. For the second quarter of fiscal years 2024 and 2023, our lemon packing costs and expenses were $13.6 million and $12.1 million, respectively. The 13% increase of $1.5 million was primarily due to increased subcontracted costs in the second quarter of fiscal year 2024, partially offset by decreased volume of lemons packed and sold.

For the second quarter of fiscal years 2024 and 2023, lemon packing segment operating income per carton sold was $1.58 and $3.01, respectively.
The lemon packing segment included $10.9 million and $10.3 million of intersegment revenues for the second quarter of fiscal years 2024 and 2023, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the second quarter of fiscal years 2024 and 2023, our avocados segment revenues were $2.3 million and $3.6 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the second quarter of fiscal years 2024 and 2023, our avocados segment costs and expenses were $1.4 million and $1.0 million, respectively. The increase of $0.4 million was primarily due to the following:
•Harvest costs increase of $0.1 million; and
•Growing costs increase of $0.3 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $5.1 million and $4.7 million for the second quarter of fiscal years 2024 and 2023, respectively. The 8% increase of $0.4 million was primarily due to:
•Farm management revenues increase of $0.6 million; and
•Specialty citrus and other crops revenues decrease of $0.2 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and freight costs. Our other agribusiness costs and expenses were $5.7 million and $4.4 million for the second quarter of fiscal years 2024 and 2023, respectively. The 28% increase of $1.3 million was primarily due to:
•Growing costs increase of $1.0 million; and
•Purchased fruit costs increase of $0.3 million.
Total agribusiness depreciation and amortization expenses were $1.8 million and $1.7 million for the second quarter of fiscal years 2024 and 2023, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.3 million and $1.4 million for the second quarter of fiscal years 2024 and 2023, respectively.
Costs and expenses in our corporate and other operations were approximately $8.5 million and $13.4 million for the second quarter of fiscal years 2024 and 2023, respectively, and include selling, general and administrative costs and expenses, loss on disposal of assets, net and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for the second quarters of fiscal years 2024 and 2023 were similar at $0.3 million.
Six Months Ended April 30, 2024 Compared to the Six Months Ended April 30, 2023
The following table shows the segment results of operations for the six months ended April 30, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$58,225	$10,556	$—	$2,348	$10,467	$81,596	$2,741	$84,337
Intersegment revenue	—	17,630	(17,630)	—	—	—	—	—
Total net revenues	58,225	28,186	(17,630)	2,348	10,467	81,596	2,741	84,337
Costs and expenses	57,710	24,306	(17,630)	1,425	10,207	76,018	16,581	92,599
Depreciation and amortization	—	—	—	—	—	3,532	626	4,158
Operating (loss) income	$515	$3,880	$—	$923	$260	$2,046	$(14,466)	$(12,420)

The following table shows the segment results of operations for the six months ended April 30, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$59,263	$12,071	$—	$3,603	$8,267	$83,204	$2,767	$85,971
Intersegment revenue	—	17,672	(17,672)	—	—	—	—	—
Total net revenues	59,263	29,743	(17,672)	3,603	8,267	83,204	2,767	85,971
Costs and expenses (gains)	61,533	23,428	(17,672)	1,023	7,243	75,555	(16,097)	59,458
Depreciation and amortization	—	—	—	—	—	3,875	616	4,491
Operating income (loss)	$(2,270)	$6,315	$—	$2,580	$1,024	$3,774	$18,248	$22,022
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the first six months of fiscal years 2024 and 2023, our fresh lemons segment total net revenues were $58.2 million and $59.3 million, respectively. The 2% decrease of $1.1 million was primarily due to:
•Fresh packed lemon sales decrease of $1.6 million;
•Lemon by-products decrease of $0.9 million;
•Brokered lemons and other lemon sales increase of $2.8 million; and
•Legal settlement proceeds of $1.4 million allocated to fresh lemons in the first six months of fiscal year 2023.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and transportation costs. For the first six months of fiscal years 2024 and 2023, our fresh lemons segment costs and expenses were $57.7 million and $61.5 million, respectively. The 6% decrease of $3.8 million was primarily due to:
•Harvest costs decrease of $5.7 million;
•Growing costs decrease of $5.3 million; and
•Third-party grower and supplier costs increase of $7.2 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the first six months of fiscal years 2024 and 2023, our lemon packing segment total net revenues were $28.2 million and $29.7 million, respectively. The 5% decrease of $1.5 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. For the first six months of fiscal years 2024 and 2023, our lemon packing costs and expenses were $24.3 million and $23.4 million, respectively. The 4% increase of $0.9 million was primarily due to increased subcontracted costs in the first six months of fiscal year 2024, partially offset by decreased volume of lemons packed and sold.
For the first six months of fiscal years 2024 and 2023, lemon packing segment operating income per carton sold was $1.50 and $2.21, respectively.
The lemon packing segment included $17.6 million and $17.7 million of intersegment revenues in the first six months of fiscal years 2024 and 2023, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first six months of fiscal years 2024 and 2023, our avocados segment revenues were $2.3 million and $3.6 million, respectively.

Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $1.4 million and $1.0 million for the first six months of fiscal years 2024 and 2023, respectively. The 39% increase of $0.4 million was primarily due to the following:
•Harvest costs increase of $0.1 million; and
•Growing costs increase of $0.3 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $10.5 million and $8.3 million for the first six months of fiscal years 2024 and 2023, respectively. The 27% increase of $2.2 million was primarily due to:
•Farm management revenues increase of $2.7 million;
•Orange revenues decrease of $0.2 million; and
•Specialty citrus and other crops revenues decrease of $0.3 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and freight costs. Our other agribusiness costs and expenses were $10.2 million and $7.2 million for the first six months of fiscal years 2024 and 2023, respectively. The 41% increase of $3.0 million was primarily due to:
•Growing costs increase of $3.1 million;
•Purchased fruit costs increase of $0.1 million; and
•Freight costs decrease of $0.2 million.
Total agribusiness depreciation and amortization expenses were $3.5 million and $3.9 million, for the first six months of fiscal years 2024 and 2023, respectively.
Corporate and Other
Our corporate and other operations revenues were $2.7 million and $2.8 million for the first six months of fiscal years 2024 and 2023, respectively.
Costs and expenses (gains) in our corporate and other operations were $16.6 million and $(16.1) million for the first six months of fiscal years 2024 and 2023, respectively, and include selling, general and administrative costs and expenses, loss (gain) on disposal of assets, net and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for the first six months of fiscal years 2024 and 2023 were similar at $0.6 million.
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

Results of Operations for the Trailing Twelve Months Ended April 30, 2024 and 2023
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2024	2023
Net revenues:
Agribusiness	$172,773	$179,033
Other operations	5,493	5,519
Total net revenues	178,266	184,552
Costs and expenses:
Agribusiness	169,289	161,238
Other operations	4,976	4,518
Loss (gain) on disposal of assets	1,778	(35,505)
Gain on legal settlement	—	(2,269)
Selling, general and administrative	25,883	25,375
Total costs and expenses	201,926	153,357
Operating (loss) income	(23,660)	31,195
Other income (expense):
Interest income	330	75
Interest expense, net of patronage dividends	(876)	(1,986)
Equity in earnings of investments, net	21,640	1,306
Other income (expense), net	20	(3,460)
Total other income (expense)	21,114	(4,065)
(Loss) income before income tax benefit (provision)	(2,546)	27,130
Income tax benefit (provision)	636	(8,666)
Net (loss) income	(1,910)	18,464
Loss attributable to noncontrolling interest	273	275
Net (loss) income attributable to Limoneira Company	$(1,637)	$18,739
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues decreased $6.3 million, primarily due to decreased lemons, avocados and oranges agribusiness revenues, partially offset by increased farm management revenues.
•Total costs and expenses increased $48.6 million, primarily due to loss (gain) on disposal of assets, gain on legal settlement and increased agribusiness costs and selling, general and administrative expenses.
•Total other income increased $25.2 million, primarily due to increased equity in earnings of investments, net related to LLCB and decreased other expense related to pension settlement costs.
•Income tax provision decreased $9.3 million, primarily due to decreased pre-tax income of $29.7 million.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of April 30, 2024, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next 5 years.
We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the next 12 months. We believe our revenue generating operations, distributions from equity investments and credit facilities will generate sufficient cash needed to operate beyond the next 12 months. In addition, we have the ability to control a portion of our investing cash flows to the extent necessary based on our liquidity demands.
Cash Flows from Operating Activities
Net cash used in operating activities was $13.3 million and $18.4 million for the six months ended April 30, 2024 and 2023, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net income was $2.9 million and $13.9 million for the six months ended April 30, 2024 and 2023, respectively. The components of net income in the six months ended April 30, 2024, compared to the net income in the same period in fiscal year 2023 consist of a decrease in operating income of $34.4 million primarily due to the Northern Properties sale, an increase in total other income of $18.5 million, primarily related to LLCB equity earnings and a decrease in income tax provision of $4.9 million.
•Adjustments to reconcile net income to net cash used in operating activities:
◦Adjustments used $8.7 million and $18.5 million in the six months ended April 30, 2024 and 2023, respectively, primarily related to gain on disposal of assets, net, equity in earnings in investments, net and deferred income taxes.
◦Changes in operating assets and liabilities used $7.5 million and $13.8 million of operating cash in the six months ended April 30, 2024 and 2023, respectively, primarily related to accounts receivables and receivables/other from related parties, cultural costs, prepaid expenses and other current assets, accounts payable and growers and suppliers payable and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(2.9) million and $95.4 million for the six months ended April 30, 2024 and 2023, respectively.
▪The $2.9 million of cash used in investing activities during the six months ended April 30, 2024 was comprised primarily of capital expenditures of $3.7 million, primarily related to orchard and vineyard development, partially offset by net proceeds from sales of assets of $0.9 million.
▪The $95.4 million of cash provided by investing activities during the six months ended April 30, 2023 was comprised primarily of net proceeds from sales of assets of $98.5 million and net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $5.4 million, primarily related to orchard and vineyard development.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $14.0 million and $(68.0) million for the six months ended April 30, 2024 and 2023, respectively.
•The $14.0 million of cash provided by financing activities during the six months ended April 30, 2024 was comprised primarily of net borrowings of long-term debt of $19.2 million, partially offset by common and preferred stock dividends of $2.9 million and exchange of common stock of $1.8 million.
•The $68.0 million of cash used in financing activities during the six months ended April 30, 2023 was comprised primarily of net repayments of long-term debt of $64.8 million and common and preferred dividends of $2.9 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations and from our Credit Facility with AgWest Farm Credit, formerly know as Farm Credit West, (the "Lender"), which includes the Master Loan Agreement (the “MLA”), a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”), and a Fixed Interest Rate Agreement, which extends principal repayment to July 1, 2026. The MLA governs the terms of the Supplements. In addition, we have Banco de Chile term loans and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of April 30, 2024, our outstanding borrowings under the AgWest Farm Credit Facility were $59.4 million and we had $55.6 million of availability.
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
In December 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and we received $0.6 million in the second quarter of fiscal year 2024. In February 2023, the Lender declared an annual cash patronage dividend of 1.25% of average eligible loan balances and we received $1.4 million in the second quarter of fiscal year 2023.
Real Estate Development Joint Venture
On April 30, 2024, our real estate development joint venture with Lewis closed an additional 554 residential homesites at the Harvest at Limoneira master planned community in Santa Paula, CA, and we recorded equity in earnings of investments of $16.6 million in the second quarter of fiscal year 2024. As of April 30, 2024, the 50%-owned unconsolidated joint venture had $102.1 million of unaudited cash and cash equivalents on hand, and on June 5, 2024, the joint venture made a cash distribution of $30.0 million. We intend to pay down debt with our $15.0 million portion of this cash distribution.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.3 million in the six months ended April 30, 2024 and 2023.
Cash dividends declared in the six months ended April 30, 2024 and 2023 were $0.15 per common share and such dividends paid were $2.7 million in the six months ended April 30, 2024 and 2023.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the six months ended April 30, 2024, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2023. Please refer to that filing for a description of our critical accounting policies and estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of April 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2024, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2024, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2024 - February 29, 2024	—	$—	—	—
March 1, 2024 - March 31, 2024	59,736	$18.18	—	—
April 1, 2024 - April 30, 2024	3,334	$19.49	—	—
Total	63,070		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2
Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.5
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.6
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 26, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 28, 2024)

3.7
Amended and Restated Bylaws of Limoneira Company, dated December 15, 2023 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed December 18, 2023 (File No. 001-34755))

4.1
Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

Exhibit Number	Exhibit
10.1†
Limoneira Company 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 1, 2022)

10.2†	Amendment to Limoneira Company 2022 Omnibus Incentive Plan, dated March 26, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 28, 2024)

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 has been formatted in Inline XBRL

†	Denotes management contracts and compensatory plans or arrangements.

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

June 6, 2024	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 6, 2024	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)