Form 10-Q
period 2024-07-31
Limoneira CO
filed 2024-09-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2024, there were 18,051,901 shares outstanding of the registrant’s common stock.

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
•product and raw materials supply and pricing;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	July 31, 2024	October 31, 2023
Assets
Current assets:
Cash	$1,090	$3,631
Accounts receivable, net	21,398	14,458
Cultural costs	3,302	2,334
Prepaid expenses and other current assets	5,593	5,588
Receivables/other from related parties	4,098	4,214
Total current assets	35,481	30,225
Property, plant and equipment, net	161,625	160,631
Real estate development	10,110	9,987
Equity in investments	80,375	78,816
Goodwill	1,505	1,512
Intangible assets, net	5,386	6,657
Other assets	12,831	13,382
Total assets	$307,313	$301,210
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$7,416	$9,892
Growers and suppliers payable	11,456	9,629
Accrued liabilities	12,665	8,651
Payables to related parties	6,080	4,805
Current portion of long-term debt	594	381
Total current liabilities	38,211	33,358
Long-term liabilities:
Long-term debt, less current portion	40,049	40,628
Deferred income taxes	21,007	22,172
Other long-term liabilities	2,353	4,555
Total liabilities	101,620	100,713
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2024 and October 31, 2023) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2024 and October 31, 2023) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders' equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2024 and October 31, 2023)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,302,878 and 18,192,009 shares issued and 18,051,901 and 17,941,032 shares outstanding at July 31, 2024 and October 31, 2023, respectively)	181	179
Additional paid-in capital	169,743	168,441
Retained earnings	24,164	19,017
Accumulated other comprehensive loss	(6,380)	(5,666)
Treasury stock, at cost, 250,977 shares at July 31, 2024 and October 31, 2023	(3,493)	(3,493)
Noncontrolling interest	10,668	11,209
Total stockholders' equity	194,883	189,687
Total liabilities, convertible preferred stock and stockholders' equity	$307,313	$301,210
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net revenues:
Agribusiness	$61,849	$51,092	$143,445	$134,296
Other operations	1,456	1,405	4,197	4,172
Total net revenues	63,305	52,497	147,642	138,468
Costs and expenses:
Agribusiness	45,437	46,845	124,987	126,275
Other operations	1,250	1,034	3,861	3,281
Impairment of intangible asset	643	—	643	—
(Gain) loss on disposal of assets, net	(12)	1,545	(129)	(29,199)
Gain on legal settlement	—	—	—	(2,269)
Selling, general and administrative	6,994	4,622	21,707	19,907
Total costs and expenses	54,312	54,046	151,069	117,995
Operating income (loss)	8,993	(1,549)	(3,427)	20,473
Other income (expense):
Interest income	27	178	63	248
Interest expense, net of patronage dividends	(273)	(241)	(831)	(417)
Equity in earnings of investments, net	483	199	17,116	514
Other income (expense), net	5	(215)	224	(2,627)
Total other income (expense)	242	(79)	16,572	(2,282)
Income (loss) before income tax (provision) benefit	9,235	(1,628)	13,145	18,191
Income tax (provision) benefit	(3,019)	378	(4,051)	(5,537)
Net income (loss)	6,216	(1,250)	9,094	12,654
Net loss attributable to noncontrolling interest	377	87	481	201
Net income (loss) attributable to Limoneira Company	6,593	(1,163)	9,575	12,855
Preferred dividends	(125)	(125)	(376)	(376)
Net income (loss) applicable to common stock	$6,468	$(1,288)	$9,199	$12,479

Basic net income (loss) per common share	$0.36	$(0.07)	$0.51	$0.70

Diluted net income (loss) per common share	$0.35	$(0.07)	$0.51	$0.69

Weighted-average common shares outstanding-basic	17,756	17,621	17,701	17,597
Weighted-average common shares outstanding-diluted	18,363	17,621	17,701	18,381
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net income (loss)	$6,216	$(1,250)	$9,094	$12,654
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10)	(485)	(714)	1,688
Minimum pension liability adjustments, net of tax of $(135) for the nine months ended July 31, 2023	—	—	—	(220)
Pension settlement cost, net of tax of $756 for the nine months ended July 31, 2023	—	—	—	1,944
Total other comprehensive (loss) income, net of tax	(10)	(485)	(714)	3,412
Comprehensive income (loss)	6,206	(1,735)	8,380	16,066
Comprehensive loss attributable to noncontrolling interest	377	87	481	201
Comprehensive income (loss) attributable to Limoneira Company	$6,583	$(1,648)	$8,861	$16,267
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,350)	—	—	—	(1,350)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,983	1	863	—	—	—	—	864	—	—
Exchange of common stock	(36,097)	—	(684)	—	—	—	—	(684)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(60)	(60)	—	—
Net loss	—	—	—	(3,585)	—	—	(92)	(3,677)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(467)	—	—	(467)	—	—
Balance at January 31, 2024	18,004,918	$180	$168,620	$13,957	$(6,133)	$(3,493)	$11,057	$184,188	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,808	1	1,070	—	—	—	—	1,071	—	—
Exchange of common stock	(63,070)	(1)	(1,150)	—	—	—	—	(1,151)	—	—
Net income (loss)	—	—	—	6,567	—	—	(12)	6,555	—	—
Other comprehensive loss, net of tax	—	—	—	—	(237)	—	—	(237)	—	—
Balance at April 30, 2024	17,972,656	$180	$168,540	$19,050	$(6,370)	$(3,493)	$11,045	$188,952	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,354)	—	—	—	(1,354)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	79,245	1	1,203	—	—	—	—	1,204	—	—
Net income (loss)	—	—	—	6,593	—	—	(377)	6,216	—	—
Other comprehensive loss, net of tax	—	—	—	—	(10)	—	—	(10)	—	—
Balance at July 31, 2024	18,051,901	$181	$169,743	$24,164	$(6,380)	$(3,493)	$10,668	$194,883	$1,479	$9,331

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders' Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,337)	—	—	—	(1,337)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	146,289	1	1,063	—	—	—	—	1,064	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(78)	(78)	—	—
Net income (loss)	—	—	—	15,631	—	—	(97)	15,534	—	—
Other comprehensive income, net of tax	—	—	—	—	3,947	—	—	3,947	—	—
Balance at January 31, 2023	17,830,604	$178	$166,232	$29,669	$(3,961)	$(3,493)	$11,434	$200,059	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	149,900	2	963	—	—	—	—	965	—	—
Exchange of common stock	(1,594)	—	(26)	—	—	—	—	(26)	—	—
Net loss	—	—	—	(1,613)	—	—	(17)	(1,630)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)	—	—
Balance at April 30, 2023	17,978,910	$180	$167,169	$26,582	$(4,011)	$(3,493)	$11,417	$197,844	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,349)	—	—	—	(1,349)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	756	—	—	—	—	756	—	—
Net loss	—	—	—	(1,163)	—	—	(87)	(1,250)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(485)	—	—	(485)	—	—
Balance at July 31, 2023	17,978,910	$180	$167,925	$23,945	$(4,496)	$(3,493)	$11,330	$195,391	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended July 31,
	2024	2023
Operating activities
Net income	$9,094	$12,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,273	6,510
Impairment of intangible asset	643	—
Gain on disposal of assets, net	(129)	(29,199)
Gain on legal settlement	—	(853)
Stock compensation expense	3,139	2,785
Non-cash lease expense	1,361	1,226
Equity in earnings of investments, net	(17,116)	(514)
Cash distributions from equity investments	15,005	220
Deferred income taxes	4,051	5,537
Other, net	14	161
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(7,125)	(3,881)
Cultural costs	(973)	2,175
Prepaid expenses and other current assets	(1,381)	(336)
Other assets	(150)	19
Accounts payable and growers and suppliers payable	(668)	(4,442)
Accrued liabilities and payables to related parties	2,913	(3,073)
Income taxes payable	(2,319)	(330)
Other long-term liabilities	(1,366)	(1,247)
Net cash provided by (used in) operating activities	11,266	(12,588)

Investing activities
Capital expenditures	(6,721)	(8,960)
Net proceeds from sales of assets	950	98,526
Net proceeds from legal settlement	—	853
Net proceeds from sale of real estate development assets	—	2,577
Cash distribution from Trapani Fresh	61	82
Collection on notes receivable	66	66
Equity investment contributions and capitalized interest	(528)	(275)
Investments in mutual water companies and water rights	(512)	(511)
Net cash (used in) provided by investing activities	(6,684)	92,358

Financing activities
Borrowings of long-term debt	115,202	57,940
Repayments of long-term debt	(115,527)	(122,827)
Principal paid on finance leases and equipment financings	(520)	(323)
Dividends paid – common	(4,052)	(4,034)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(1,835)	(26)
Net cash used in financing activities	(7,108)	(69,646)
Effect of exchange rate changes on cash	(15)	26
Net (decrease) increase in cash	(2,541)	10,150
Cash at beginning of period	3,631	857
Cash at end of period	$1,090	$11,007

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Nine Months Ended July 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$808	$592
Cash paid during the period for income taxes, net	$2,319	$330
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$348	$—
Cancellation of loan guarantee related to equity investment	$1,080	$—
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
The following table summarizes other comprehensive (loss) income by component (in thousands):

	Three Months Ended July 31,
	2024			2023
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(10)	$—	$(10)	$(485)	$—	$(485)
Other comprehensive loss	$(10)	$—	$(10)	$(485)	$—	$(485)

	Nine Months Ended July 31,
	2024			2023
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Foreign currency translation adjustments	$(714)	$—	$(714)	$1,688	$—	$1,688
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	—	—	—	(355)	135	(220)
Amounts reclassified to earnings included in “Other income (expense), net”	—	—	—	2,700	(756)	1,944
Other comprehensive (loss) income	$(714)	$—	$(714)	$4,033	$(621)	$3,412

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Comprehensive Income (Loss) (continued)
The following table summarizes the changes in accumulated other comprehensive loss by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at October 31, 2023	$(5,666)	$—	$(5,666)
Other comprehensive loss	(714)	—	(714)
Balance at July 31, 2024	$(6,380)	$—	$(6,380)

	Foreign Currency Translation (Loss) Gain	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	1,688	1,724	3,412
Balance at July 31, 2023	$(4,496)	$—	$(4,496)
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
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 13% of revenue for the nine months ended July 31, 2024. One individual customer represented 10% of accounts receivable, net as of July 31, 2024.
No individual vendor represented more than 10% of accounts payable as of July 31, 2024.
Lemons procured from third-party growers were 73% and 53% of the Company's lemon supply for the nine months ended July 31, 2024 and 2023, respectively. One third-party grower was 14% of the Company's lemon supply for the nine months ended July 31, 2024.
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2024	October 31, 2023
Prepaid supplies and insurance	$2,630	$1,667
Assets held for sale	—	535
Sales tax receivable	245	490
Income taxes receivable	—	816
Lemon supplier advances	1,537	791
Other	1,181	1,289
	$5,593	$5,588
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $10,110,000 and $9,987,000 as of July 31, 2024 and October 31, 2023, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property and East Area II, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of July 31, 2024 and October 31, 2023, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and was payable monthly. Effective as of February 22, 2024, the Loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of July 31, 2024, LLCB had unaudited cash and cash equivalents of $69,856,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
In February 2018, the Company and certain principals from Lewis guaranteed the obligations under the Loan. The guarantors were jointly and severally liable for all Loan obligations in the event of default by LLCB. Additionally, a Reimbursement Agreement was executed between the Lewis guarantors and the Company, which provided for unpaid liabilities of LLCB to be shared pro-rata by the Lewis guarantors and the Company in proportion to their percentage interest in LLCB. The guarantee continued in effect until all of the Loan obligations were fully paid and the Loan terminated. The $1,080,000 estimated value of the guarantee was recorded in the Company’s consolidated balance sheets and, upon cancellation of the Loan in May 2024, was removed from other long-term liabilities and the corresponding value in equity in investments.
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. The Company recorded a deferred gain of $465,000 on the transaction, which is included in other long-term liabilities as of July 31, 2024 and October 31, 2023. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $400,000 and $275,000 to LLCB II during the nine months ended July 31, 2024 and 2023, respectively.
Through July 31, 2024, LLCB closed on lot sales representing 1,261 residential units since inception, including 554 residential units in the second quarter of fiscal year 2024. In June 2024, the Company received a cash distribution of $15,005,000 from LLCB.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets during the three months ended January 31, 2023.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	July 31, 2024	October 31, 2023
Limoneira Lewis Community Builders, LLC	$67,279	$66,288
LLCB II, LLC	9,399	8,869
Limco Del Mar, Ltd. ("Del Mar")	1,737	1,832
Rosales	1,459	1,325
Romney Property Partnership	501	502
	$80,375	$78,816
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the nine months ended July 31, 2024, this threshold was met for LLCB and thus summarized income statement information for LLCB is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2023, 2022 and 2021 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments (continued)
Unconsolidated Significant Subsidiary (continued)
The following is unaudited summarized financial information for LLCB (in thousands):

	Nine Months Ended July 31,
	2024	2023
Revenues	$91,402	$1,086
Cost of land sold	50,246	—
Operating expenses	276	414
Net income	$40,880	$672
Net income attributable to Limoneira Company	$19,765	$477

	July 31, 2024	October 31, 2023
Cash and cash equivalents	$69,856	$12,863
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2023	$1,512
Foreign currency translation adjustment	(7)
Balance at July 31, 2024	$1,505
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2024.
Intangible assets consist of the following (in thousands):

	July 31, 2024				October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,258)	850	8	$2,108	$(1,104)	$1,004	8
Customer relationships	2,707	(1,762)	945	8	4,037	(2,111)	1,926	9
Non-competition agreement	437	(173)	264	8	437	(132)	305	8
Acquired water and mineral rights	3,327	—	3,327	Indefinite	3,422	—	3,422	Indefinite
	$8,579	$(3,193)	$5,386		$10,004	$(3,347)	$6,657
Amortization expense totaled $177,000 and $178,000 for the three months ended July 31, 2024 and 2023, respectively. Amortization expense totaled $533,000 and $553,000 for the nine months ended July 31, 2024 and 2023, respectively.
In July 2024, the Company determined that the carrying value of one of its customer relationships was not recoverable, recorded an impairment charge of $643,000 and wrote off the intangible asset.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Estimated future amortization expense of intangible assets as of July 31, 2024 is as follows (in thousands):

2024 (remaining three months)	$144
2025	578
2026	578
2027	294
2028	294
Thereafter	171
$2,059
8. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that the Company has invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of July 31, 2024 and October 31, 2023 were $6,215,000 and $5,703,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 31, 2024	October 31, 2023
Compensation	$3,705	$2,858
Property taxes	451	548
Operating expenses	3,146	2,223
Leases	2,246	2,150
Income taxes payable	2,092	—
Other	1,025	872
	$12,665	$8,651
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2024	October 31, 2023
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 5.34% at July 31, 2024, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$40,000
Banco de Chile term loan: The interest rate is fixed at 6.48%. The loan is payable in annual installments through January 2025.	438	583
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48%. The loans are payable in monthly installments through September 2024.	11	112
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	194	314
Total long-term debt	40,643	41,009
Less current portion	594	381
Long-term debt, less current portion	$40,049	$40,628

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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of July 31, 2024, the Company's outstanding borrowings under the Supplements were $40,000,000 and it had $75,000,000 available to borrow.
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
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $347,000 and $207,000 during the three months ended July 31, 2024 and 2023, and $501,000 and $513,000 for the nine months ended July 31, 2024 and 2023, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	July 31, 2024	October 31, 2023
Loan guarantee	—	1,080
Leases	1,205	2,316
Other	1,148	1,159
	$2,353	$4,555
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 19 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company's rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Operating lease revenue	$1,381	$1,308	$3,947	$3,872
Variable lease revenue	75	97	250	300
Total lease revenue	$1,456	$1,405	$4,197	$4,172
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
Lease costs consist of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Operating lease costs	$517	$522	$1,535	$1,504
Finance lease costs:
Amortization of lease assets	51	33	161	99
Interest on lease liabilities	10	7	31	23
Variable lease costs	54	78	22	(12)
Short-term lease costs	48	155	148	493
Total lease costs	$680	$795	$1,897	$2,107

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Leases (continued)
Lessee Arrangements (continued)
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2024	October 31, 2023
Assets
Operating lease ROU assets	Other assets	$2,809	$3,484
Finance lease assets	Other assets	714	1,182
		$3,523	$4,666

Liabilities
Current operating lease liabilities	Accrued liabilities	$2,053	$1,831
Current finance lease liabilities	Accrued liabilities	193	319
Non-current operating lease liabilities	Other long-term liabilities	811	1,714
Non-current finance lease liabilities	Other long-term liabilities	394	602
		$3,451	$4,466
Supplemental cash flow information related to leases consists of the following (in thousands):

	Nine Months Ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,530	$1,459
Operating cash outflows from finance leases	$31	$23
Financing cash outflows from finance leases	$291	$178
ROU assets obtained in exchange for new operating lease liabilities	$689	$138
Leased assets obtained in exchange for new finance lease liabilities	$557	$—

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$6,468	$(1,288)	$9,199	$12,479
Effect of unvested, restricted stock	(95)	(27)	(153)	(194)
Numerator: Net income (loss) for basic EPS	6,373	(1,315)	9,046	12,285
Denominator: Weighted average common shares–basic	17,756	17,621	17,701	17,597
Basic net income (loss) per common share	$0.36	$(0.07)	$0.51	$0.70

Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$6,373	$(1,315)	$9,046	$12,285
Effect of dilutive preferred stock	125	—	—	376
Numerator: Net income (loss) for diluted EPS	6,498	(1,315)	9,046	12,661
Weighted average common shares–basic	17,756	17,621	17,701	17,597
Effect of dilutive preferred stock	607	—	—	784
Denominator: Weighted average common shares–diluted	18,363	17,621	17,701	18,381
Diluted net income (loss) per common share	$0.35	$(0.07)	$0.51	$0.69
Diluted net income (loss) per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income (loss) per common share was calculated under the two-class method for the three and nine months ended July 31, 2024 and 2023.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
14. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		July 31, 2024			October 31, 2023
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$512	$207	$—	$523	$48
5	Cadiz / Fenner / WAM	$—	$—	$206	$—	$—	$206
6	YMIDD	$541	$—	$—	$571	$—	$—
7	FGF	$2,355	$2,452	$837	$2,681	$2,519	$837
8	LLCB	$—	$—	$3,444	$66	$—	$3,444
10	Rosales	$1,202	$—	$924	$896	$—	$270
11	Del Mar	$—	$—	$462	$—	$—	$—

		Three Months Ended July 31, 2024				Three Months Ended July 31, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$240	$—	$—	$—	$222	$—	$—
2	Mutual water companies	$—	$—	$138	$—	$—	$—	$201	$—
3	Cooperative association	$—	$—	$17	$—	$—	$—	$412	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$93	$—	$—	$359	$—
6	YMIDD	$311	$—	$—	$—	$135	$—	$70	$—
7	FGF	$83	$50	$—	$—	$132	$50	$—	$—
9	Principal Owner	$—	$—	$—	$240	$—	$—	$—	$446
10	Rosales	$368	$—	$1,545	$—	$—	$—	$—	$—

		Nine Months Ended July 31, 2024				Nine Months Ended July 31, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$695	$—	$—	$—	$666	$—	$—
2	Mutual water companies	$—	$—	$712	$—	$—	$—	$979	$—
3	Cooperative association	$—	$—	$576	$—	$—	$—	$1,278	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$279	$—	$—	$1,914	$—
6	YMIDD	$940	$—	$62	$—	$405	$—	$142	$—
7	FGF	$248	$150	$—	$—	$248	$174	$—	$—
9	Principal Owner	$—	$—	$—	$690	$—	$—	$—	$656
10	Rosales	$3,552	$—	$1,594	$—	$—	$—	$—	$—
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
(7) FGF - The Company has a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
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
(11) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as further described in Note 6 - Equity in Investments. Del Mar markets lemons through the Company and the Company has a payable due to Del Mar for such lemon procurement.
15. Income Taxes
The effective tax rate for the nine months ended July 31, 2024 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of July 31, 2024. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2024.
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

	Nine Months Ended July 31,
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
18. Stock-based Compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant, and all are classified as equity awards.
Management Performance Awards
Certain restricted stock grants are made to management under the Stock Plan ("Performance Awards"). Historically the Company granted awards to management each December based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year. These grants were based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria were met, and generally vested over a two-year period as service was provided. During December 2023, 36,127 shares of stock with a per share price of $19.57 were granted to management for fiscal year 2023 performance, resulting in total compensation expense of approximately $707,000, with $293,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next two years as the shares vest.
During April 2024, 4,330 shares of stock with a weighted average per share price of $19.49 were granted to management and vested upon issuance. The related compensation expense of $84,000 was recognized upon vesting. During May 2024, 35,779 shares of stock with a per share price of $20.07 were granted to management. The related compensation expense of approximately $718,000 will be recognized over three years as the shares vest.
In May 2024, the Company entered into Performance Share-Based Agreements with members of management whereby the employees may be granted common stock in the future based on the achievement of certain long-term performance goals. The Company recorded $197,000 of stock compensation expense related to these awards during the nine months ended July 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Stock-based Compensation (continued)
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plan (“Executive Awards”). These grants generally vest over a three-year period as service is provided. During November 2023, the Company granted 53,078 shares of stock with a per share price of $14.13 to key executives. The related compensation expense of approximately $750,000 will be recognized equally over the next three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants. During December 2023, the Company granted 12,709 shares of stock with a per share price of $19.57 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $249,000 had $115,000 recognized in the fiscal year ended October 31, 2023, and the balance will be recognized over the next year as the shares vest. During June 2024, the Company granted 40,926 shares of stock with a per share price of $20.36. The related compensation expense of approximately $833,000 will be recognized over the next year as the shares vest.
In November 2023, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted common stock in the future based on the achievement of certain long-term performance goals. The Company recorded $292,000 of stock compensation expense related to these awards during the nine months ended July 31, 2024.
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
Exchange of Common Stock
During the nine months ended July 31, 2024 and 2023, members of management exchanged 99,167 and 1,594 shares of common stock with fair values totaling $1,835,000 and $26,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Stock Plan.
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
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, impairment of intangible asset, gain or loss on disposal of assets, gain on legal settlement, total other income (expense) and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on its orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Segment Information (continued)
Segment information for the three months ended July 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,746	$5,200	$—	$13,897	$6,006	$61,849	$1,456	$63,305
Intersegment revenue	—	10,499	(10,499)	—	—	—	—	—
Total net revenues	36,746	15,699	(10,499)	13,897	6,006	61,849	1,456	63,305
Costs and expenses	32,977	11,144	(10,499)	4,104	5,912	43,638	8,559	52,197
Depreciation and amortization	—	—	—	—	—	1,799	316	2,115
Operating income (loss)	$3,769	$4,555	$—	$9,793	$94	$16,412	$(7,419)	$8,993
Segment information for the three months ended July 31, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,739	$5,472	$—	$3,462	$9,419	$51,092	$1,405	$52,497
Intersegment revenue	—	9,684	(9,684)	—	—	—	—	—
Total net revenues	32,739	15,156	(9,684)	3,462	9,419	51,092	1,405	52,497
Costs and expenses	30,118	13,140	(9,684)	3,030	8,506	45,110	6,917	52,027
Depreciation and amortization	—	—	—	—	—	1,735	284	2,019
Operating income (loss)	$2,621	$2,016	$—	$432	$913	$4,247	$(5,796)	$(1,549)
Segment information for the nine months ended July 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,971	$15,756	$—	$16,245	$16,473	$143,445	$4,197	$147,642
Intersegment revenue	—	28,129	(28,129)	—	—	—	—	—
Total net revenues	94,971	43,885	(28,129)	16,245	16,473	143,445	4,197	147,642
Costs and expenses	90,687	35,450	(28,129)	5,529	16,119	119,656	25,140	144,796
Depreciation and amortization	—	—	—	—	—	5,331	942	6,273
Operating income (loss)	$4,284	$8,435	$—	$10,716	$354	$18,458	$(21,885)	$(3,427)
Segment information for the nine months ended July 31, 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$92,002	$17,543	$—	$7,065	$17,686	$134,296	$4,172	$138,468
Intersegment revenue	—	27,356	(27,356)	—	—	—	—	—
Total net revenues	92,002	44,899	(27,356)	7,065	17,686	134,296	4,172	138,468
Costs and expenses (gains)	91,651	36,568	(27,356)	4,053	15,749	120,665	(9,180)	111,485
Depreciation and amortization	—	—	—	—	—	5,610	900	6,510
Operating income	$351	$8,331	$—	$3,012	$1,937	$8,021	$12,452	$20,473
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Oranges	$1,160	$1,290	$3,461	$3,825
Specialty citrus and other crops	550	1,900	2,475	4,163
Farm management	3,202	5,383	7,296	6,787
Other	1,094	846	3,241	2,911
Other agribusiness revenues	$6,006	$9,419	$16,473	$17,686

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
20. Subsequent Events
The Company evaluated events subsequent to July 31, 2024 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
California received above average precipitation during the 2022 - 2023 rainfall season and is experiencing above average precipitation for the 2023 - 2024 rainfall season, after experiencing three years of below average precipitation and drought conditions. The above average precipitation helped to alleviate the drought conditions in California. As of July 31, 2024, the state was free from severe drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2024, the U.S. Bureau of Reclamation announced that Lake Mead will operate in a Tier 1 shortage in 2025, which requires Arizona to forfeit approximately 18% of the state's yearly allotment of water from Lake Mead. In response to this and prior years' water shortages, we entered into fallowing agreements during fiscal years 2023 and 2022 and continue to assess the impact these reductions may have on our Arizona orchards.

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
On May 7, 2024, we announced that the Santa Paula City Council approved the proposal brought forward by the Company's real estate development joint venture with Lewis to increase the number of entitled lots at Harvest from 1,500 dwelling units to 2,050 dwelling units. The Santa Paula City Council approved an amendment allowing for the 550-unit increase on April 3, 2024. The 550-unit increase will provide 250 additional single family for-sale homesites within Phase 3 of Harvest. Additionally, the Company in partnership with Lewis plans to construct 300 multi-family rental homes on a mixed-use portion of the project.
On July 12, 2024, we declared a cash dividend of $0.075 per common share paid on July 19, 2024, in the aggregate amount of approximately $1.4 million to stockholders of record as of July 8, 2024.
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

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net revenues:
Agribusiness	$61,849	$51,092	$143,445	$134,296
Other operations	1,456	1,405	4,197	4,172
Total net revenues	63,305	52,497	147,642	138,468
Costs and expenses:
Agribusiness	45,437	46,845	124,987	126,275
Other operations	1,250	1,034	3,861	3,281
Impairment of intangible asset	643	—	643	—
(Gain) loss on disposal of assets, net	(12)	1,545	(129)	(29,199)
Gain on legal settlement	—	—	—	(2,269)
Selling, general and administrative	6,994	4,622	21,707	19,907
Total costs and expenses	54,312	54,046	151,069	117,995
Operating income (loss):
Agribusiness	16,412	4,247	18,458	8,021
Other operations	206	371	336	891
Impairment of intangible asset	(643)	—	(643)	—
Gain (loss) on disposal of assets, net	12	(1,545)	129	29,199
Gain on legal settlement	—	—	—	2,269
Selling, general and administrative	(6,994)	(4,622)	(21,707)	(19,907)
Operating income (loss)	8,993	(1,549)	(3,427)	20,473
Other income (expense):
Interest income	27	178	63	248
Interest expense, net of patronage dividends	(273)	(241)	(831)	(417)
Equity in earnings of investments, net	483	199	17,116	514
Other income (expense), net	5	(215)	224	(2,627)
Total other income (expense)	242	(79)	16,572	(2,282)
Income (loss) before income tax (provision) benefit	9,235	(1,628)	13,145	18,191
Income tax (provision) benefit	(3,019)	378	(4,051)	(5,537)
Net income (loss)	6,216	(1,250)	9,094	12,654
Net loss attributable to noncontrolling interest	377	87	481	201
Net income (loss) attributable to Limoneira Company	$6,593	$(1,163)	$9,575	$12,855
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, pension settlement cost, impairment of intangible asset, (gain) loss on disposal of assets, net, cash bonus related to sale of assets, gain on legal settlement and severance benefits are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net income (loss) attributable to Limoneira Company	$6,593	$(1,163)	$9,575	$12,855
Interest income	(27)	(178)	(63)	(248)
Interest expense, net of patronage dividends	273	241	831	417
Income tax provision (benefit)	3,019	(378)	4,051	5,537
Depreciation and amortization	2,115	2,019	6,273	6,510
EBITDA	$11,973	$541	$20,667	$25,071
Stock-based compensation	1,204	756	3,139	2,785
Pension settlement cost	—	—	—	2,741
Impairment of intangible asset	643	—	643	—
(Gain) loss on disposal of assets, net	(12)	1,545	(129)	(29,199)
Cash bonus related to sale of assets	—	—	—	2,000
Gain on legal settlement	—	—	—	(2,269)
Severance benefits	(17)	—	1,198	—
Adjusted EBITDA	$13,791	$2,842	$25,518	$1,129
Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023
Revenues
Total net revenues for the three months ended July 31, 2024 were $63.3 million, compared to $52.5 million for the three months ended July 31, 2023. The 21% increase of $10.8 million was primarily due to increased agribusiness revenues from avocados and lemons. This was partially offset by decreased agribusiness revenues from specialty citrus and other crops and farm management, as detailed below ($ in thousands):

	Three Months Ended July 31,
	2024	2023	Change
Lemons	$41,946	$38,211	$3,735	10%
Avocados	13,897	3,462	10,435	301%
Oranges	1,160	1,290	(130)	(10)%
Specialty citrus and other crops	550	1,900	(1,350)	(71)%
Farm management	3,202	5,383	(2,181)	(41)%
Other	1,094	846	248	29%
Agribusiness revenues	$61,849	$51,092	$10,757	21%
•Lemons: The increase in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and higher prices of fresh lemons sold. During the third quarter of fiscal years 2024 and 2023, fresh packed lemon sales were $25.8 million and $24.2 million, in aggregate, on 1,400,000 and 1,352,000 cartons of lemons sold at average per carton prices of $18.43 and $17.92, respectively. Lemon revenues in the third quarter of fiscal years 2024 and 2023 included brokered lemons and other lemon sales of $9.8 million and $8.0 million, lemon packing of $5.2 million and $5.5 million and lemon by-product sales of $1.2 million and $0.6 million, respectively.
•Avocados: The increase in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the third quarter of fiscal years 2024 and 2023, we sold 8,855,000 and 2,822,000 pounds of avocados at an average per pound price of $1.57 and $0.99, respectively.

•Oranges: The decrease in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of oranges sold. During the third quarter of fiscal years 2024 and 2023, we sold 43,000 and 71,000 cartons of oranges at an average per carton price of $26.98 and $18.17, respectively.
•Specialty citrus and other crops: The decrease in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume and lower prices of specialty citrus sold. During the third quarter of fiscal years 2024 and 2023, we sold 25,000 and 70,000 40-pound carton equivalents of specialty citrus at an average per carton price of $22.00 and $25.88, respectively.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The decrease in farm management revenues in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to farm management decisions based on weather and crop conditions.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. The increase in other revenue in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to fallowing revenue.
Other operations revenue in the third quarters of fiscal years 2024 and 2023 were $1.5 million and $1.4 million, respectively.
Costs and Expenses
Total costs and expenses in the third quarter of fiscal year 2024 were $54.3 million, compared to $54.0 million in the same period of fiscal year 2023. The increase of $0.3 million was primarily due to an increase in selling, general and administrative expenses and the 2024 impairment of intangible asset, partially offset by the decrease in loss on disposal of assets and a decrease in agribusiness costs and expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended July 31,
	2024	2023	Change
Packing costs	$11,144	$13,140	$(1,996)	(15)%
Harvest costs	4,330	6,189	(1,859)	(30)%
Growing costs	7,650	10,566	(2,916)	(28)%
Third-party grower and supplier costs	19,860	14,575	5,285	36%
Other costs	654	640	14	2%
Depreciation and amortization	1,799	1,735	64	4%
Agribusiness costs and expenses	$45,437	$46,845	$(1,408)	(3)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. During the third quarter of fiscal years 2024 and 2023, we packed and sold 1,400,000 and 1,352,000 cartons of lemons at average per carton costs of $7.96 and $9.72, respectively. The decrease in per carton packing costs was primarily due to higher volume and decreased costs for labor and benefits and facility operating costs.
•Harvest costs: The decrease in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume of lemons harvested, partially offset by increased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the third quarter of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the third quarter of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and higher prices of third-party grower fruit. In the third quarter of fiscal years 2024 and 2023, we incurred costs for third-party grower fruit of $10.5 million and $6.4 million, respectively. Of the 1,400,000 and 1,352,000 cartons of lemons packed and sold during the third quarter of fiscal years 2024 and 2023, 869,000 (62%) and 594,000 (44%), were procured from third-party growers at average per carton prices of $12.06 and $10.78, respectively. Additionally, in the third quarter of fiscal years 2024 and 2023, we incurred $9.4 million and $8.2 million, respectively, of costs for purchased, packed fruit for resale.

•Other costs: Other costs in the third quarter of fiscal year 2024 were similar to the same period of fiscal year 2023.
•Depreciation and amortization: Depreciation and amortization expense in the third quarter of fiscal year 2024 was similar to the same period of fiscal year 2023.
Other operations expenses were $1.3 million and $1.0 million in the third quarter of fiscal years 2024 and 2023, respectively.
(Gain) loss on disposal of assets, net was immaterial and $1.5 million in the third quarter of fiscal years 2024 and 2023, respectively. The fiscal year 2023 loss on disposal of assets, net was primarily due to orchard disposals.
Selling, general and administrative costs and expenses were $7.0 million and $4.6 million in the third quarter of fiscal years 2024 and 2023, respectively. The 51% increase of $2.4 million was primarily due to:
•$1.7 million net increase in salaries, benefits and incentive compensation;
•$0.9 million net increase in selling expenses; and
•$0.2 million net decrease in other selling, general and administrative expenses.
Other Income (Expense)
Total other income (expense) was $0.2 million and $(0.1) million in the third quarter of fiscal years 2024 and 2023, respectively. The increase of $0.3 million in total other income was primarily due to increased equity earnings related to LLCB.
Income Taxes
We recorded an estimated income tax (provision) benefit of $(3.0) million and $0.4 million in the third quarter of fiscal years 2024 and 2023 on pre-tax income (loss) of $9.2 million and $(1.6) million, respectively. The tax provision recorded for the third quarter of fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2024, excluding discrete items, is approximately 33.0%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the third quarter of fiscal years 2024 and 2023.
Nine Months Ended July 31, 2024 Compared to the Nine Months Ended July 31, 2023
Revenues
Total net revenues for the nine months ended July 31, 2024 were $147.6 million, compared to $138.5 million for the nine months ended July 31, 2023. The 7% increase of $9.1 million was primarily due to increased agribusiness revenues from avocados and lemons, partially offset by decreased agribusiness revenues from specialty citrus and other crops, as detailed below ($ in thousands):

	Nine Months Ended July 31,
	2024	2023	Change
Lemons	$110,727	$109,545	$1,182	1%
Avocados	16,245	7,065	9,180	130%
Oranges	3,461	3,825	(364)	(10)%
Specialty citrus and other crops	2,475	4,163	(1,688)	(41)%
Farm management	7,296	6,787	509	7%
Other	$3,241	$2,911	330	11%
Agribusiness revenues	$143,445	$134,296	$9,149	7%

•Lemons: The increase in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to higher prices, partially offset by decreased volume of fresh lemons sold. During the first nine months of fiscal years 2024 and 2023, fresh packed lemon sales were $75.6 million and $75.6 million, in aggregate, on 3,983,000 and 4,206,000 cartons of lemons sold at average per carton prices of $18.98 and $17.96, respectively. Lemon revenues in the first nine months of fiscal years 2024 and 2023 included brokered lemons and other lemon sales of $16.5 million and $11.9 million, lemon packing of $15.8 million and $17.5 million, and lemon by-product sales of $2.9 million and $3.1 million, respectively, and included legal settlement proceeds of $1.4 million allocated to lemons in fiscal year 2023.
•Avocados: The increase in the first nine months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to increased volume and higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. During the first nine months of fiscal years 2024 and 2023, we sold 10,450,000 and 3,763,000 pounds of avocados at an average per pound price of $1.55 and $1.06, respectively. In addition, avocado revenues in fiscal year 2023 included legal settlement proceeds of $2.4 million allocated to avocados and crop insurance proceeds of $0.7 million.
•Oranges: The decrease in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of oranges sold. During the first nine months of fiscal years 2024 and 2023, we sold 189,000 and 223,000 cartons of oranges at an average per carton price of $18.31 and $17.15, respectively.
•Specialty citrus and other crops: The decrease in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of specialty citrus sold. During the first nine months of fiscal years 2024 and 2023, we sold 71,000 and 165,000 40-pound carton equivalents of specialty citrus at an average per carton price of $26.61 and $24.70, respectively.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The increase in farm management revenues in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to farm management decisions based on weather and crop conditions.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. The increase in other revenue in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to fallowing revenue.
Other operations revenue in both the first nine months of fiscal years 2024 and 2023 was $4.2 million.
Costs and Expenses
Total costs and expenses in the first nine months of fiscal year 2024 were $151.1 million, compared to $118.0 million in the same period of fiscal year 2023. The 28% increase of $33.1 million was primarily due to the 2023 net gain on disposal of assets, the 2023 gain on legal settlement and an increase in selling, general and administrative expenses, partially offset by a decrease in agribusiness costs and expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Nine Months Ended July 31,
	2024	2023	Change
Packing costs	$35,450	$36,568	$(1,118)	(3)%
Harvest costs	9,141	16,574	(7,433)	(45)%
Growing costs	19,304	24,186	(4,882)	(20)%
Third-party grower and supplier costs	53,522	40,953	12,569	31%
Other costs	2,239	2,384	(145)	(6)%
Depreciation and amortization	5,331	5,610	(279)	(5)%
Agribusiness costs and expenses	$124,987	$126,275	$(1,288)	(1)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. During the first nine months of fiscal years 2024 and 2023, we packed and sold 3,983,000 and 4,206,000 cartons of lemons at average per carton costs of $8.90 and $8.69, respectively. The increase in per carton packing costs was primarily due to increased subcontracted costs and decreased volume of lemons packed and sold.

•Harvest costs: The decrease in the first nine months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to decreased volume of lemons harvested related to the sale of the Northern Properties, partially offset by increased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease in the first nine months of fiscal year 2024, compared to the same period in fiscal year 2023, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase in the first nine months of fiscal year 2024, compared to the same period of fiscal year 2023, was primarily due to increased volume and higher prices of third-party grower fruit sold. In the first nine months of fiscal years 2024 and 2023, we incurred costs for third-party grower fruit of $37.6 million and $26.9 million, respectively. Of the 3,983,000 and 4,206,000 cartons of lemons packed and sold during the first nine months of fiscal years 2024 and 2023, 2,921,000 (73%) and 2,224,000 (53%), were procured from third-party growers at average per carton prices of $12.89 and $12.11, respectively. The increased volume for third-party grower fruit was primarily due to the sale of the Northern Properties and the related marketing agreement. Additionally, in the first nine months of fiscal years 2024 and 2023, we incurred $15.9 million and $14.0 million, respectively, of costs for purchased, packed fruit for resale.
•Other costs: Other costs in the first nine months of fiscal year 2024 were similar to the same period of fiscal year 2023.
•Depreciation and amortization: Depreciation and amortization expense in the first nine months of fiscal year 2024 were similar to the same period of fiscal year 2023.
Other operations expenses were $3.9 million and $3.3 million in the first nine months of fiscal years 2024 and 2023, respectively. The increase in other operations expenses was primarily due to severance benefits in fiscal year 2024.
Gain on disposal of assets, net was $0.1 million and $29.2 million in the first nine months of fiscal years 2024 and 2023, respectively. The decrease was primarily due to the 2023 gain on the sale of the Northern Properties, partially offset by the 2023 loss on disposal of Cadiz Ranch assets.
Gain on legal settlement was $2.3 million in the first nine months of fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative costs and expenses were $21.7 million and $19.9 million in the first nine months of fiscal years 2024 and 2023, respectively. The 9% increase of $1.8 million was primarily due to:
•$0.9 million net increase in selling expenses;
•$0.6 million net increase in salaries, benefits and incentive compensation; and
•$0.3 million net increase in other selling, general and administrative expenses, primarily associated with our strategic initiatives.
Other Income (Expense)
Total other income (expense) was $16.6 million and $(2.3) million in the first nine months of fiscal years 2024 and 2023, respectively. The increase of $18.9 million in total other income was primarily due to:
•$16.6 million increase of equity in earnings of investments, net, primarily due to LLCB's closing of 554 residential homesites in 2024;
•$2.9 million decrease of other expense, net primarily due to pension settlement cost in 2023; and
•$0.4 million increase of interest expense, net of patronage dividends due to decreased patronage dividends.
Income Taxes
We recorded an estimated income tax provision of $4.1 million and $5.5 million in the first nine months of fiscal years 2024 and 2023 on pre-tax income of $13.1 million and $18.2 million, respectively. The tax provision recorded for the first nine months of fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% due primarily to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2024, excluding discrete items, is approximately 33.0%.

Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of PDA and Trapani Fresh, respectively, of the net loss in the first nine months of fiscal years 2024 and 2023.
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
Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023
The following table shows the segment results of operations for the three months ended July 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,746	$5,200	$—	$13,897	$6,006	$61,849	$1,456	$63,305
Intersegment revenue	—	10,499	(10,499)	—	—	—	—	—
Total net revenues	36,746	15,699	(10,499)	13,897	6,006	61,849	1,456	63,305
Costs and expenses	32,977	11,144	(10,499)	4,104	5,912	43,638	8,559	52,197
Depreciation and amortization	—	—	—	—	—	1,799	316	2,115
Operating income (loss)	$3,769	$4,555	$—	$9,793	$94	$16,412	$(7,419)	$8,993
The following table shows the segment results of operations for the three months ended July 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$32,739	$5,472	$—	$3,462	$9,419	$51,092	$1,405	$52,497
Intersegment revenue	—	9,684	(9,684)	—	—	—	—	—
Total net revenues	32,739	15,156	(9,684)	3,462	9,419	51,092	1,405	52,497
Costs and expenses	30,118	13,140	(9,684)	3,030	8,506	45,110	6,917	52,027
Depreciation and amortization	—	—	—	—	—	1,735	284	2,019
Operating income (loss)	$2,621	$2,016	$—	$432	$913	$4,247	$(5,796)	$(1,549)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the third quarter of fiscal years 2024 and 2023, our fresh lemons segment total net revenues were $36.7 million and $32.7 million, respectively. The 12% increase of $4.0 million was primarily due to:
•Fresh packed lemon sales increase of $1.6 million;
•Lemon by-products sales increase of $0.6 million; and
•Brokered lemons and other lemon sales increase of $1.8 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the third quarter of fiscal years 2024 and 2023, our fresh lemons segment costs and expenses were $33.0 million and $30.1 million, respectively. The 9% increase of $2.9 million was primarily due to:
•Harvest costs decrease of $3.0 million;
•Growing costs decrease of $0.8 million;
•Third-party grower and supplier costs increase of $5.9 million; and
•Intersegment costs and expenses increase of $0.8 million.

Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the third quarter of fiscal years 2024 and 2023, our lemon packing segment total net revenues were $15.7 million and $15.2 million, respectively. The 4% increase of $0.5 million was primarily due to increased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. For the third quarter of fiscal years 2024 and 2023, our lemon packing costs and expenses were $11.1 million and $13.1 million, respectively. The 15% decrease of $2.0 million was primarily due to decreased costs for labor and benefits and facility operating costs in the third quarter of fiscal year 2024.
For the third quarter of fiscal years 2024 and 2023, lemon packing segment operating income per carton sold was $3.25 and $1.49, respectively.
The lemon packing segment included $10.5 million and $9.7 million of intersegment revenues for the third quarter of fiscal years 2024 and 2023, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the third quarter of fiscal years 2024 and 2023, our avocados segment revenues were $13.9 million and $3.5 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. For the third quarter of fiscal years 2024 and 2023, our avocados segment costs and expenses were $4.1 million and $3.0 million, respectively. The increase of $1.1 million was primarily due to the following:
•Harvest costs increase of $1.2 million; and
•Growing costs decrease of $0.1 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $6.0 million and $9.4 million for the third quarter of fiscal years 2024 and 2023, respectively. The 36% decrease of $3.4 million was primarily due to:
•Farm management revenues decrease of $2.2 million;
•Specialty citrus and other crops revenues decrease of $1.4 million; and
•Other revenues increase of $0.2 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and freight costs. Our other agribusiness costs and expenses were $5.9 million and $8.5 million for the third quarter of fiscal years 2024 and 2023, respectively. The 30% decrease of $2.6 million was primarily due to:
•Growing costs decrease of $2.0 million; and
•Purchased fruit costs decrease of $0.6 million.
Total agribusiness depreciation and amortization expenses were $1.8 million and $1.7 million for the third quarter of fiscal years 2024 and 2023, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.5 million and $1.4 million for the third quarter of fiscal years 2024 and 2023, respectively.
Costs and expenses in our corporate and other operations were approximately $8.6 million and $6.9 million for the third quarter of fiscal years 2024 and 2023, respectively, and include selling, general and administrative costs and expenses, impairment of intangible asset, (gain) loss on disposal of assets, net and gain on legal settlement, none of which are allocated to the operating segments. Depreciation and amortization expenses for the third quarters of fiscal years 2024 and 2023 were similar at $0.3 million.

Nine Months Ended July 31, 2024 Compared to the Nine Months Ended July 31, 2023
The following table shows the segment results of operations for the nine months ended July 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,971	$15,756	$—	$16,245	$16,473	$143,445	$4,197	$147,642
Intersegment revenue	—	28,129	(28,129)	—	—	—	—	—
Total net revenues	94,971	43,885	(28,129)	16,245	16,473	143,445	4,197	147,642
Costs and expenses	90,687	35,450	(28,129)	5,529	16,119	119,656	25,140	144,796
Depreciation and amortization	—	—	—	—	—	5,331	942	6,273
Operating income (loss)	$4,284	$8,435	$—	$10,716	$354	$18,458	$(21,885)	$(3,427)
The following table shows the segment results of operations for the nine months ended July 31, 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$92,002	$17,543	$—	$7,065	$17,686	$134,296	$4,172	$138,468
Intersegment revenue	—	27,356	(27,356)	—	—	—	—	—
Total net revenues	92,002	44,899	(27,356)	7,065	17,686	134,296	4,172	138,468
Costs and expenses (gains)	91,651	36,568	(27,356)	4,053	15,749	120,665	(9,180)	111,485
Depreciation and amortization	—	—	—	—	—	5,610	900	6,510
Operating income	$351	$8,331	$—	$3,012	$1,937	$8,021	$12,452	$20,473
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. For the first nine months of fiscal years 2024 and 2023, our fresh lemons segment total net revenues were $95.0 million and $92.0 million, respectively. The 3% increase of $3.0 million was primarily due to:
•Brokered lemons and other lemon sales increase of $4.6 million;
•Lemon by-products decrease of $0.2 million; and
•Legal settlement proceeds of $1.4 million allocated to fresh lemons in fiscal year 2023.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and transportation costs. For the first nine months of fiscal years 2024 and 2023, our fresh lemons segment costs and expenses were $90.7 million and $91.7 million, respectively. The 1% decrease of $1.0 million was primarily due to:
•Harvest costs decrease of $8.7 million;
•Growing costs decrease of $6.1 million;
•Third-party grower and supplier costs increase of $13.1 million; and
•Intersegment costs and expenses increase of $0.8 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the first nine months of fiscal years 2024 and 2023, our lemon packing segment total net revenues were $43.9 million and $44.9 million, respectively. The 2% decrease of $1.0 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. For the first nine months of fiscal years 2024 and 2023, our lemon packing costs and expenses were $35.5 million and $36.6 million, respectively. The 3% decrease of $1.1 million was primarily due to decreased volume of lemons packed and sold, partially offset by increased subcontracted costs.

For the first nine months of fiscal years 2024 and 2023, lemon packing segment operating income per carton sold was $2.12 and $1.98, respectively.
The lemon packing segment included $28.1 million and $27.4 million of intersegment revenues in the first nine months of fiscal years 2024 and 2023, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first nine months of fiscal years 2024 and 2023, our avocados segment revenues were $16.2 million and $7.1 million, respectively.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $5.5 million and $4.1 million for the first nine months of fiscal years 2024 and 2023, respectively. The 36% increase of $1.5 million was primarily due to the following:
•Harvest costs increase of $1.3 million; and
•Growing costs increase of $0.2 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $16.5 million and $17.7 million for the first nine months of fiscal years 2024 and 2023, respectively. The 7% decrease of $1.2 million was primarily due to:
•Orange revenues decrease of $0.4 million;
•Specialty citrus and other crops revenues decrease of $1.7 million;
•Farm management revenues increase of $0.5 million; and
•Other revenues increase of $0.3 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and freight costs. Our other agribusiness costs and expenses were $16.1 million and $15.7 million for the first nine months of fiscal years 2024 and 2023, respectively. The 2% increase of $0.4 million was primarily due to:
•Growing costs increase of $1.1 million; and
•Purchased fruit costs decrease of $0.6 million.
Total agribusiness depreciation and amortization expenses were $5.3 million and $5.6 million, for the first nine months of fiscal years 2024 and 2023, respectively.
Corporate and Other
Our corporate and other operations revenues were $4.2 million for the first nine months of both fiscal years 2024 and 2023.
Costs and expenses (gains) in our corporate and other operations were $25.1 million and $(9.2) million for the first nine months of fiscal years 2024 and 2023, respectively, and include selling, general and administrative costs and expenses, impairment of intangible asset, (gain) loss on disposal of assets, net and gain on legal settlement, none of which are allocated to the operating segments. Depreciation and amortization expenses for the first nine months of fiscal years 2024 and 2023 were similar at $0.9 million.
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

Results of Operations for the Trailing Twelve Months Ended July 31, 2024 and 2023
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2024	2023
Net revenues:
Agribusiness	$183,530	$172,531
Other operations	5,544	5,595
Total net revenues	189,074	178,126
Costs and expenses:
Agribusiness	167,881	166,620
Other operations	5,192	4,425
Impairment of intangible asset	643	—
Loss (gain) on disposal of assets	221	(34,202)
Gain on legal settlement	—	(2,269)
Selling, general and administrative	28,255	24,966
Total costs and expenses	202,192	159,540
Operating (loss) income	(13,118)	18,586
Other income (expense):
Interest income	179	247
Interest expense, net of patronage dividends	(908)	(1,455)
Equity in earnings of investments, net	21,924	1,174
Other income (expense), net	240	(3,688)
Total other income (expense)	21,435	(3,722)
Income before income tax provision	8,317	14,864
Income tax provision	(2,761)	(4,975)
Net income	5,556	9,889
Loss attributable to noncontrolling interest	563	310
Net income attributable to Limoneira Company	$6,119	$10,199
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues increased $10.9 million, primarily due to increased avocado and farm management revenue.
•Total costs and expenses increased $42.7 million, primarily due to the gain on disposal of assets and legal settlement recognized in 2023, as well as increased agribusiness costs and selling, general and administrative expenses in 2024.
•Total other income increased $25.2 million, primarily due to increased equity in earnings of investments, net related to LLCB and decreased other expense related to pension settlement costs.
•Income tax provision decreased $2.2 million, primarily due to decreased pre-tax income of $6.5 million.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash flows generated from our operations, use of our revolving credit facility, sales of assets and distributions from our equity investments. Our liquidity and capital position fluctuates during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs and farm management practices until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of July 31, 2024, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next 5 years.
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
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities was $11.3 million and $(12.6) million for the nine months ended July 31, 2024 and 2023, respectively. The significant components of our cash flows provided by (used in) operating activities were as follows:
•Net income was $9.1 million and $12.7 million for the nine months ended July 31, 2024 and 2023, respectively. The components of net income in the nine months ended July 31, 2024, compared to the net income in the same period in fiscal year 2023 consist of a decrease in operating income of $23.9 million primarily due to the Northern Properties sale, an increase in total other income of $18.9 million, primarily related to LLCB equity earnings and a decrease in income tax provision of $1.5 million.
•Adjustments to reconcile net income to net cash provided by (used in) operating activities:
◦Adjustments were $13.2 million and $(14.1) million in the nine months ended July 31, 2024 and 2023, respectively, primarily related to gain on disposal of assets, net, cash distributions from equity investments, equity in earnings of investments, net, depreciation and amortization and deferred income taxes.
◦Changes in operating assets and liabilities were $11.1 million of operating cash in both the nine months ended July 31, 2024 and 2023, primarily related to accounts receivables and receivables/other from related parties, cultural costs, prepaid expenses and other current assets, accrued liabilities and payables to related parties, income taxes payable and other long-term liabilities.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(6.7) million and $92.4 million for the nine months ended July 31, 2024 and 2023, respectively.
▪The $6.7 million of cash used in investing activities during the nine months ended July 31, 2024 was comprised primarily of capital expenditures of $6.7 million, primarily related to orchard and vineyard development.
▪The $92.4 million of cash provided by investing activities during the nine months ended July 31, 2023 was comprised primarily of net proceeds from sales of assets of $98.5 million and net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $9.0 million, primarily related to orchard and vineyard development.

Cash Flows from Financing Activities
Net cash used in financing activities was $7.1 million and $69.6 million for the nine months ended July 31, 2024 and 2023, respectively.
•The $7.1 million of cash used in financing activities during the nine months ended July 31, 2024 was comprised primarily of common and preferred dividends of $4.4 million and exchange of common stock of $1.8 million.
•The $69.6 million of cash used in financing activities during the nine months ended July 31, 2023 was comprised primarily of net repayments of long-term debt of $64.9 million and common and preferred dividends of $4.4 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Credit Facility with AgWest Farm Credit, formerly known as Farm Credit West, (the "Lender"), which includes the Master Loan Agreement (the “MLA”), a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”), and a Fixed Interest Rate Agreement, which extends principal repayment to July 1, 2026. The MLA governs the terms of the Supplements. In addition, we have Banco de Chile term and COVID-19 loans. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of July 31, 2024, our outstanding borrowings under the AgWest Farm Credit Facility were $40.0 million and we had $75.0 million of availability.
On January 31, 2023, we sold the Northern Properties which resulted in total net proceeds of $98.4 million. The proceeds were used to pay down all of our domestic debt except the Non-Revolving Credit Supplement.
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
Real Estate Development Joint Venture
On April 30, 2024, our real estate development joint venture with Lewis closed an additional 554 residential homesites at the Harvest at Limoneira master planned community in Santa Paula, CA, and we recorded equity in earnings of investments of $17.1 million in the nine months ended July 31, 2024. On June 5, 2024, we received a cash distribution of $15.0 million from the joint venture which we used to pay down debt. As of July 31, 2024, the 50%-owned unconsolidated joint venture had $69.9 million of unaudited cash and cash equivalents on hand.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.4 million in the nine months ended July 31, 2024 and 2023.
Cash dividends declared in the nine months ended July 31, 2024 and 2023 were $0.225 per common share and such dividends paid were $4.1 million and $4.0 million, in the nine months ended July 31, 2024 and 2023, respectively.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information become available in future periods. During the nine months ended July 31, 2024, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K as of October 31, 2023. Please refer to that filing for a description of our critical accounting policies and estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of July 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2024, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit Number	Exhibit
10.1†*	Change in Control Agreement, dated as of July 24, 2024, between Limoneira Company and Harold Edwards

10.2†*	Change in Control Agreement, dated as of July 24, 2024, between Limoneira Company and Mark Palamountain

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) the Consolidated Statements of Stockholders' Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 has been formatted in Inline XBRL

†	Denotes management contracts and compensatory plans or arrangements.

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

September 9, 2024	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2024	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)