Form 10-K
period 2024-10-31
Limoneira CO
filed 2024-12-23
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on April 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $324.1 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 30, 2024 was 18,083,092.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to hold on April 9, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2024.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “will,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.
The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include, but are not limited to:
•success in executing the Company’s business plans and strategies and managing the risks involved in the foregoing;
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
Agribusiness activities are performed through these four reporting segments:
We are one of California’s oldest citrus growers and are one of the largest growers of lemons in the United States. According to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,400 acres of lemons, 1,400 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
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

Fiscal Year 2024 Highlights and Recent Developments
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
In April 2024, the Company conducted an organization restructuring resulting in severance benefit costs of approximately $1.2 million.
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
On May 7, 2024, it was announced that the Santa Paula City Council approved the proposal brought by the Company’s real estate development joint venture with Lewis to increase the number of entitled lots at Harvest from 1,500 dwelling units to 2,050 dwelling units. The Santa Paula City Council approved an amendment allowing for the 550-unit increase on April 3, 2024. The 550-unit increase will provide 250 additional single family for-sale homesites within Phase 3 of Harvest. Additionally, the Company in partnership with Lewis plans to construct 300 multi-family rental homes on a mixed-use portion of the project.
On December 17, 2024, we declared a cash dividend of $0.075 per common share payable on January 15, 2025, in the aggregate amount of approximately $1.4 million to common stockholders of record as of December 30, 2024.
COVID-19 Pandemic
The COVID-19 pandemic had an adverse impact on the industries and markets in which we conduct business. In particular, the export market for fresh produce significantly declined due to the COVID-19 pandemic impacts.
The decline in demand for our products beginning the second quarter of fiscal year 2020 negatively impacted our sales and profitability and may impact our sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be estimated at this time, as they are influenced by a number of factors, many of which are outside management’s control, including, but not limited, to those presented in Item 1A. Risk Factors of this Annual Report.
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

Agribusiness Summary

Agribusiness Revenues
200
180
160
140
120
100
80
60
40
20
-
$ (in Millions)
2024
2023
2022
Lemons
Avocados
Other Agribusiness

Farming
Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, and certain other international markets. We are one of the largest lemon growers in the United States with approximately 3,400 acres of lemons planted primarily in Ventura County, California and in Yuma County, Arizona. Ventura County is California’s top lemon producing county.
There are many varieties of lemons, with the Lisbon, Eureka and Genoa varieties being the predominant varieties marketed on a worldwide basis. Approximately 99% of our lemon plantings are of the Lisbon, Eureka and Genoa varieties and approximately 1% are of other varieties such as sweet Meyer lemons and Proprietary Seedless lemons. California-grown lemons are available throughout the year, with peak production periods occurring from January through August. The storage life of fresh lemons generally ranges from one to 18 weeks, depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.
Avocados. We are one of the largest avocado growers in the United States with approximately 1,400 acres of avocados planted throughout Ventura County.
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
Other Agribusiness. We have approximately 100 acres of oranges planted near La Serena, Chile, and 400 acres of wine grapes planted in San Luis Obispo County, California. We currently market our wine grapes utilizing processors that are not members of agricultural cooperatives. Our wine grapes are harvested and sold to various wine producers. Additionally, we provide farm management services, which include farming, management and operations services mainly related to the Northern Properties.
Plantings
We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Wine Grapes	Other
Limoneira/Olivelands	Ventura, CA	1,700	400	900	—	—	400
La Campana	Ventura, CA	300	—	300	—	—	—
Orchard Farm	Ventura, CA	1,100	700	—	—	—	400
Rancho La Cuesta	Ventura, CA	200	—	—	—	—	200
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Windfall Farms	San Luis Obispo, CA	700	—	—	—	400	300
Associated Citrus Packers	Yuma, AZ	1,300	600	—	—	—	700
Pan de Azucar & San Pablo	La Serena, Chile	3,500	500	—	100	—	2,900
Santa Clara	Jujuy, Argentina	1,200	1,000	—	—	—	200
Other agribusiness land	Various Counties, CA	300	100	100	—	—	100
Total		10,500	3,400	1,400	100	400	5,200
The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.
Other acres in the table above includes corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.

Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 30 years depending on the fruit variety. We regularly evaluate our orchards’ production and growing costs and based on these and other factors, we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four to five years after the year of planting. Orchards may continue producing fruit longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
	0-5 Years	6-25 Years	Over 25 Years	Total
Lemons	400	2,200	800	3,400
Avocados	600	300	500	1,400
Oranges	—	100	—	100
Wine grapes	100	300	—	400
Total	1,100	2,900	1,300	5,300
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
We own and maintain 240 residential housing units located in Ventura County in California that we lease to employees, former employees and outside tenants. We also own several commercial office buildings. These properties generate reliable cash flows that we use to partially fund the operating costs of our business. As of October 31, 2024, we lease approximately 300 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County. Effective November 1, 2021, we lease our 1,200-acre Santa Clara ranch in Argentina.
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
East Area I - Santa Paula, California. East Area I consists of approximately 500 acres that we historically used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean. East Area I is the location for our master planned community of commercial and residential properties, named Harvest at Limoneira, designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.
In November 2015, we entered into a joint venture with the Lewis Group of Companies (“Lewis”) for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans include approximately 2,050 residential units and site improvements. A total of 1,261 residential units have closed from the project’s inception to October 31, 2024.
In October 2022, we entered into another joint venture with Lewis for the development of our 17-acre East Area I Retained Property (“Retained Property”), which is located within the East Area I property. We formed LLCB II, LLC as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for approximately $8.0 million.
The joint venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception, each partner has made funding contributions of $21.4 million to LLCB and $1.0 million to LLCB II. In June 2024, we received a cash distribution of $15.0 million from LLCB and we expect to receive approximately $165.0 million from LLCB, LLCB II and East Area II over the next six years of the projects.

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
Markets and Competitive Strengths
Agribusiness Operations
With agricultural operations dating back to 1893, we are one of California’s oldest citrus growers and one of the largest growers of lemons and avocados in the United States. Consequently, we have developed significant experience with a variety of crops, mainly lemons and avocados. The following is a brief list of what we believe are our significant competitive strengths with respect to our agribusiness operations:
•Our agricultural properties in Ventura County are located near the Pacific Ocean, which provides an ideal environment for growing lemons and avocados. Our agricultural properties in Yuma, Arizona, are also located in an area that is well-suited for growing citrus crops.
•Historically, a higher percentage of our crops goes to the fresh market, which is commonly referred to as fresh utilization, than that of other growers and packers with which we compete.
•We have contiguous and nearby land resources that permit us to efficiently use our agricultural land and resources.
•We are not dependent on State or Federal water projects for our agribusiness or real estate development operations in California.
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

•We made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed back to the utility companies. Finally, over time, we expect that our customers and the end consumers of our fruit will value the investments that we made in renewable energy as a part of our packing operations, which we believe may help us differentiate our products from similar commodities.
•We made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co. and Middle Road Mutual Water Co. Additionally, we acquired water rights in the adjudicated Santa Paula Basin (aquifer), the YMIDD and in Chile.
Real Estate Development Operations
With respect to our real estate development operations, we believe our competitive advantages are as follows:
•We have entitlements to build approximately 2,050 residential units in our East Area I development.
•We partnered with an experienced and financially strong land developer for our East Area I residential master plan development.
•Several of our agricultural and real estate investment properties are unique and carry longer-term development potential.
•Our East Area II property has approximately 30 acres of land commercially zoned, which is adjacent to our East Area I property.
Business Strategy
We are an agribusiness and real estate development company that generates revenue and annual cash flows to support investments in agricultural efficiencies and real estate development activities. As our agricultural and non-strategic real estate development investments are monetized, we intend to use the cash flow to reduce existing debt, invest in farming efficiencies and expand packing capacities through our One World of Citrus asset-lighter business model. We will also use more third-party grower and supplier fruit to reduce the impact of pricing volatility and rising farming costs.
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
•Expand our One World of Citrus asset-lighter business model in three main channels:
◦Growing, packing, marketing and distributing fruit grown on our properties;
◦Utilizing third-party grower fruit by packing, marketing and distributing their fruit through Limoneira channels; and
◦Marketing and distributing brokered fruit.
We intend to continue to strategically sell certain assets to reduce existing debt, increase farming efficiencies and expand packing capabilities. Increased volume of fruit sales is expected to be fueled by sourcing from third-party growers and suppliers, thus mitigating the volatility that commodity pricing has on growers.
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
•Expand our Plantings of Avocados. Our plantings of avocados have been profitable and historically have been pursued to diversify our product line. We plan to expand our avocado production by 1,000 acres through fiscal year 2027 to capitalize on robust consumer demand trends.
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
Customers
We market and sell our lemons directly to our food service, wholesale and retail customers in the United States, Canada, Asia, and certain other international markets. We sold lemons and other citrus to 194 U.S. and international customers during fiscal year 2024. We sell our avocados to third-party packinghouses and our wine grapes to wine producers.
Competition
The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with third-party packinghouses similar to that of Limoneira. Our lemons and other citrus also compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the 2023 U.S. market was approximately $615 million for lemons, both fresh and juice, approximately $250 million for avocados, and approximately $985 million for oranges, both fresh and juice. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.
The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura County comes from other residential and commercial developments in nearby areas.

Resources and Raw Materials
In our fresh lemons and lemon packing segments, paper is considered a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available, and we have numerous suppliers for such material. In our agribusiness division, petroleum-based products such as herbicides and pesticides are considered raw materials, and we have numerous suppliers for these products.
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
Seasonal Nature of Business
As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons, avocados and oranges occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August and our wine grapes are primarily sold in September and October.
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
Human Capital Resources
As of October 31, 2024, we had 241 employees, of which 90 were salaried and 151 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.
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

Limoneira’s overall culture emphasizes the health and safety of our employees and the customers we serve. Limoneira has an Illness and Injury Prevention Plan (IIPP), a Safety Guide and conforms to and follows regulations and guidelines set forth by OSHA in all facilities and operations. Where a particular jurisdiction’s guidelines, such as Cal/OSHA, are different from the OSHA standard, Limoneira adheres to the most extensive guidelines. We have excellent results from our safety programs compared to similar companies within our industry.
We strive to be a great place for our employees to work and live. We offer competitive pay and best-in-class benefits, including a 401k plan with matching contribution opportunities, comprehensive paid healthcare plans, wellness programs and tuition reimbursement.
We own and maintain 240 residential housing units located in Ventura County, California. We lease these housing units to employees, former employees and outside tenants. Our residential units provide affordable housing to many of our employees, including our agribusiness employees. Employees live close to their work, which reduces traffic and commuting times. This unique employment benefit helps us maintain a dependable, long-term employee base. We partner with some local schools to provide transportation for residents.
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
ACP is an aphid-like insect that is a serious pest to all citrus plants because it can transmit the disease Huanglongbing (“HLB”) when it feeds on the plants’ leaves and trees. ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. Due to the discovery of ACP in our orchards, we have experienced costs related to the quarantine and treatment of ACP.
In September 2023, two HLB-positive citrus trees were detected on a residential property in the City of Santa Paula, California. Following this detection, the California Department of Food and Agriculture established a mandatory five-mile-radius quarantine area, encompassing approximately 1,100 acres of Limoneira-owned lemon orchards. In July 2024, an additional 75 HLB-positive trees were detected on residential properties in the City of Santa Paula. In response, the quarantine area was expanded in September 2024 to account for the new detections. The quarantine restricts the movement of citrus fruit, trees, and related plant materials, subject to specific protocols. The estimated additional costs to spray insecticides on our orchards within the quarantine area are $0.3 million to $0.4 million for fiscal year 2025. There is no assurance that HLB will not be detected on Limoneira orchards in the future.
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
Excess supply often causes severe price competition in our industry and the worldwide lemon market is currently in an over-supplied position. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product. The COVID-19 pandemic also reduced the demand for our products resulting in excess supply.
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
The cost of paper is also significant to us because many of our products are packed in cardboard boxes for shipment. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Increased costs for paper have negatively impacted our operating income in the past, and there can be no assurance that these increased costs will not adversely affect our operating results in the future.
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

Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that will increase minimum wage rates to $16.50 per hour effective January 1, 2025 due to a cost-of-living increase provision in the state’s minimum wage law. The State of Arizona minimum wage rates also rise each year based on the annual cost of living and will increase to $14.70 per hour effective January 1, 2025. In addition, current or future federal or state healthcare legislation and regulation, including the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.
Changes in immigration laws could impact the ability of Limoneira to harvest its crops.
We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in U.S. immigration laws. The states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. Termination of a significant number of personnel who are found to be unauthorized workers or the scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus and avocado operations, financial position, results of operations and cash flows.
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
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We use federal project water in Arizona from the Colorado River through the YMIDD. We also acquired water rights in Chile.
California received above average precipitation during the 2022 - 2023 and 2023 - 2024 rainfall seasons, after experiencing three years of below average precipitation and drought conditions. The above average precipitation helped to alleviate the drought conditions in California. As of October 31, 2024, the state was free from extreme drought conditions and Ventura County was free from any drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2023 and August 2024, the U.S. Bureau of Reclamation announced that Lake Mead will operate in a Tier 1 shortage in 2024 and 2025, respectively, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. In response to this and prior years’ water shortages, we entered into fallowing agreements during fiscal years 2023 and 2022 and continue to assess the impact these ongoing reductions may have on our Arizona orchards.
For fiscal year 2024, irrigation costs for our agricultural operations were similar compared to fiscal year 2023. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements continuing for fiscal year 2025 that includes drilling new wells and upgrading existing wells and irrigation systems.
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
The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance; however, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.
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
Growing, packaging, storing and distributing food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. The U.S. Food and Drug Administration (the “FDA”), the USDA and various state and local public health and agricultural agencies regulate these aspects of our operations. Our business is subject to the FDA Food Safety Modernization Act to ensure food safety. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of food facilities. The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. Import and export controls and similar laws and regulations, in both the United States and elsewhere affect our business. Issues such as health and safety, which may slow or otherwise restrict imports and exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we historically operated our business.
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
Our infrastructure has sufficient capacity for our lemon production needs, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our lemon production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.
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
Our revolving and non-revolving credit facility with the AgWest Farm Credit Facility contain a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio on an annual basis. At October 31, 2024 we were in compliance with the debt service coverage ratio of 1.25:1.0. Our failure to comply with this covenant in the future may result in the declaration of an event of default under our AgWest Farm Credit Facility.
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
In January 2018, LLCB entered into a $45.0 million unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the maximum borrowing amount was reduced to $35.0 million. The obligations under the Loan were guaranteed by certain principals from Lewis and us. In May 2024, the Loan and corresponding guarantee were cancelled. Our real estate development activities could require future loans that may result in future guarantees.
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
The global capital and credit markets experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows and existing credit facilities will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.
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
Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. During 2023 and 2022, the Board of Governors of the Federal Reserve System took actions in tightening the monetary policy that resulted in higher interest rates prevailing in the marketplace. During 2024, the Board of Governors of the Federal Reserve System took actions in easing the monetary policy by cutting interest rates. Market interest rates may increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.

We are subject to various land use regulations and require governmental approvals for our developments that could be denied.
In planning and developing our land, we are subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, infrastructure design, subdivision of land and construction. All of our new developments require amending existing general plan and zoning designations, so it is possible that our entitlement applications could be denied. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area, which could adversely impact the financial returns from a given project. In addition, in the past, many states, cities and counties (including Ventura County) approved various “slow growth” or “urban limit line” measures.
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
General Risks and Risks Related to Our Common Stock
Our business is highly competitive, and we cannot assure you that we will maintain our current market share.
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
We distribute our products both nationally and internationally and have foreign subsidiaries with functional currencies besides the U.S. dollar. Our international sales are primarily transacted in U.S. dollars. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations and our foreign subsidiaries. In the past, periods of a strong U.S. dollar relative to other currencies led international customers, particularly in Asia, to find alternative sources of fruit.
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
Inflation can have a major impact on our agribusiness operations. The farming operations are most affected by escalating costs, unpredictable revenues (due to an oversupply of certain crops) and very high irrigation water costs. High fixed water costs related to our farm lands will continue to adversely affect earnings. Prices received for many of our products are dependent upon prevailing market conditions and commodity prices. Therefore, it is difficult for us to accurately predict revenue, and we cannot pass on cost increases caused by general inflation, except to the extent reflected in market conditions and commodity prices.

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
We intend to continue to consider acquisition prospects that complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Additionally, in fiscal year 2024 we recorded an impairment charge on our most recently acquired foreign subsidiary, and we may incur further impairment charges on this or other foreign subsidiaries in the future.
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
As of October 31, 2024, directors and members of our executive management team beneficially owned or controlled approximately 8.9% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.
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
As a company with publicly traded securities, we incur, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the SEC and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs, which could adversely affect the trading price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management & Strategy
Cybersecurity is an on-going risk to our business. We rely on complex information technology systems and networks to conduct business, including communicating with employees and our packing facilities, sourcing citrus from third-party growers and suppliers, selling and shipping our products and reporting results of operations. While we employ resources to monitor and protect our technology infrastructure and sensitive information, these security measures or those of our third-party vendors may not prevent all attempted security breaches or cyber-attacks. A substantial disruption to our or our third-party vendors' information technology systems, whether caused by a significant cyber incident or other unforeseen events, could adversely affect our operations.
The Company is committed to managing cybersecurity risks through ongoing vigilance and enhancement of our cybersecurity policies, procedures, and practices, extending to the safeguarding of sensitive information belonging to the Company, our growers and suppliers, customers, and employees. Through the execution of a leading-practice, risk-based strategy, we are enhancing capabilities to further protect our critical assets by implementing preventive and detective controls and performing continuous security monitoring and active threat response activities. The enhancement of the Company's cybersecurity risk management strategy and related procedures is a continuous activity to ensure the appropriate identification, assessment, and response to risks from cybersecurity threats that may adversely impact our operations. This includes our development and operationalizing of third-party security requirements, incident response procedures, and employee training and awareness programs to improve cybersecurity hygiene throughout our organization. Additionally, we proactively seek input from third-party cybersecurity consultants to independently evaluate our systems and processes, further identify risks and aid us in strengthening our defenses and improve our overall security posture.

Material Cybersecurity Threat Risks
In fiscal year 2024, the Company experienced no cybersecurity incidents that materially impacted our business strategy, operations or financial condition. We maintain cybersecurity insurance coverage to supplement our cybersecurity program, however, this insurance may not be sufficient to cover all potential losses, including reputational damage or costs incurred to improve or strengthen systems against future threats. Recognizing the increasing sophistication of cyber threats, we are actively enhancing our cybersecurity risk management efforts to minimize the likelihood and impact of such incidents.
Cybersecurity Governance
Our Board of Directors, through its Risk Committee with members having extensive experience in finance, asset management and agribusiness operations, oversees the cybersecurity risk management program and is provided quarterly updates by the Vice President of Packing & Technology and third-party security consultants to address our cybersecurity risk mitigation efforts. These updates include the progress of our risk mitigation efforts, cybersecurity strategies and investments. The frequency of these updates allows for informed decision-making and ensures that our Board of Directors is briefed on cybersecurity risks.
Our Vice President of Packing & Technology and our Information Security team are also responsible for identifying, assessing, and mitigating cybersecurity risks across the Company. All information security managers have attained a bachelor’s degree in a related field of study, with several also having industry-leading certifications in cybersecurity. This collective team has experience in information security and cybersecurity risk management and performs detection and monitoring of cybersecurity threats and incidents on an ongoing basis through a combination of security tooling, alerting mechanisms, automated systems and manual processes to continue to preserve the confidentiality, availability and integrity of our business operations.
Item 2. Properties
Real Estate
We own our corporate headquarters in Santa Paula, California. We own approximately 4,300 acres of farm land in California, 1,300 acres in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. We also have an interest in a partnership that owns approximately 200 acres of land. The land used for agricultural plantings consists of approximately 3,400 acres of lemons, approximately 1,400 acres of avocados, approximately 100 acres of oranges and approximately 400 acres of wine grapes. We believe that our properties are generally suitable to meet our production needs for the foreseeable future. Our agribusiness land holdings are summarized below as of October 31, 2024 ($ in thousands):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Windfall Farms	700	16,162	2009	$23,089
Associated Citrus Packers	1,300	14,500	2013	$11,154
Pan de Azucar	200	2,249	2017	$11,244
San Pablo	3,300	5,480	2018	$1,661
Santa Clara	1,200	8,600	2019	$7,167
Other land	500	816	various	$1,632
Total land holdings	10,500	$55,471
We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We have a 5.5 acre, one-megawatt ground-based photovoltaic solar generator and one-megawatt roof array, which provide the majority of the power to operate our packing facility.
We own and maintain 240 residential units in Ventura County that we lease to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants.
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
Our rights to extract groundwater from the Santa Paula Basin are governed by the Santa Paula Basin Judgment (the “Judgment”). The Judgment was entered into in 1996 by stipulation among the United Water Conservation District, the City of Ventura and various members of the Santa Paula Basin Pumpers Association (the “Association”). The Association is a not-for-profit, mutual benefit corporation, which represents the interests of all overlying landowners with rights to extract groundwater from the Santa Paula Basin and the City of Santa Paula. We are a member of the Association and membership is governed by the Association’s Bylaws.
Our California water resources include approximately 11,400 acre-feet of water affiliated with our owned properties, of which approximately 8,600 acre-feet are adjudicated. Our Yuma, Arizona water resources include approximately 11,700 acre-feet of water sourced from the Colorado River. We own shares in various not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.
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
Item 3. Legal Proceedings
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Note 18 – Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report.
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
Holders
On November 30, 2024, there were approximately 220 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.
Dividends
The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2024
Fourth Quarter Ended October 31, 2024	$0.075
Third Quarter Ended July 31, 2024	$0.075
Second Quarter Ended April 30, 2024	$0.075
First Quarter Ended January 31, 2024	$0.075
2023
Fourth Quarter Ended October 31, 2023	$0.075
Third Quarter Ended July 31, 2023	$0.075
Second Quarter Ended April 30, 2023	$0.075
First Quarter Ended January 31, 2023	$0.075
In December 2024, we declared our quarterly dividend of $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Limoneira Company, the Russell 2000 Index
and the Dow Jones US Food Producers Index
180
160
140
120
100
80
60
40
20
0
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
Limoneira Company
Russell 2000
Dow Jones US Food Producers

*$100 invested on 10/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2024 - August 31, 2024	—	$—	—	—
September 1, 2024 - September 30, 2024	—	$—	—	—
October 1, 2024 - October 31, 2024	18,730	$25.64	—	—
Total	18,730		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of operations for fiscal year 2024 compared to fiscal year 2023. For discussion related to the results of operations and changes in financial condition for fiscal year 2023 compared to fiscal year 2022 refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on December 21, 2023.
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
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which primarily includes oranges, specialty citrus, other crops and farm management services. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals comprised of 240 completed rental units, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. As real estate developments are monetized, our agriculture business will then be able to expand more rapidly into new regions and markets.
Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2024 Highlights and Recent Developments”

Results of Operations
The following table shows the results of operations ($ in thousands):

	Years Ended October 31,
	2024		2023		2022
Net revenues:
Agribusiness	$185,923	97%	$174,381	97%	$179,281	97%
Other operations	5,580	3%	5,520	3%	5,324	3%
Total net revenues	191,503	100%	179,901	100%	184,605	100%
Costs and expenses:
Agribusiness	164,807	83%	169,169	99%	160,651	88%
Other operations	5,274	3%	4,612	3%	4,438	2%
Impairment of intangible asset	643	1%	—	—%	—	—%
Gain on disposal of assets, net	(507)	(1)%	(28,849)	(17)%	(4,500)	(2)%
Gain on legal settlement	—	—%	(2,269)	(1)%	—	—%
Selling, general and administrative	27,464	14%	26,455	16%	21,815	12%
Total costs and expenses	197,681	100%	169,118	100%	182,404	100%
Operating (loss) income:
Agribusiness	21,116		5,212		18,630
Other operations	306		908		886
Impairment of intangible asset	(643)		—		—
Gain on disposal of assets, net	507		28,849		4,500
Gain on legal settlement	—		2,269		—
Selling, general and administrative	(27,464)		(26,455)		(21,815)
Operating (loss) income	(6,178)		10,783		2,201
Other income (expense):
Interest income	118		364		53
Interest expense, net of patronage dividends	(961)		(494)		(2,291)
Equity in earnings of investments, net	18,356		5,322		1,341
Other income (expense), net	212		(2,611)		(955)
Total other income (expense)	17,725		2,581		(1,852)
Income before income tax provision	11,547		13,364		349
Income tax provision	(4,373)		(4,247)		(823)
Net income (loss)	7,174		9,117		(474)
Net loss attributable to noncontrolling interest	542		283		238
Net income (loss) attributable to Limoneira Company	$7,716		$9,400		$(236)
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, named executive officer cash severance, pension settlement cost, impairment of intangible asset, gain on disposal of assets, net, cash bonus related to sale of assets, gain on legal settlement and severance benefits are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net income (loss) attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Years Ended October 31,
	2024	2023	2022
Net income (loss) attributable to Limoneira Company	$7,716	$9,400	$(236)
Interest income	(118)	(364)	(53)
Interest expense, net of patronage dividends	961	494	2,291
Income tax provision	4,373	4,247	823
Depreciation and amortization	8,374	8,576	9,798
EBITDA	$21,306	$22,353	$12,623
Stock-based compensation	4,116	3,841	2,732
Named executive officer cash severance	—	—	432
Pension settlement cost	—	2,700	607
Impairment of intangible asset	643	—	—
Gain on disposal of assets, net	(507)	(28,849)	(4,500)
Cash bonus related to sale of assets	—	2,000	—
Gain on legal settlement	—	(2,269)	—
Severance benefits	1,160	—	—
Adjusted EBITDA	$26,718	$(224)	$11,894
Fiscal Year 2024 Compared to Fiscal Year 2023
Revenues
Total net revenues for fiscal year 2024 were $191.5 million compared to $179.9 million for fiscal year 2023. The 6% increase of $11.6 million was primarily due to increased agribusiness revenues from avocados, partially offset by decreased agribusiness revenues from lemons and specialty citrus and other crops, as detailed below ($ in thousands):

	Years Ended October 31,
	2024	2023	Change
Lemons	$136,175	$138,018	$(1,843)	(1)%
Avocados	25,114	7,046	18,068	256%
Oranges	5,189	5,779	(590)	(10)%
Specialty citrus and other crops	5,089	9,515	(4,426)	(47)%
Farm management	10,212	9,931	281	3%
Other	4,144	4,092	52	1%
Agribusiness revenues	$185,923	$174,381	$11,542	7%
•Lemons: The decrease for fiscal year 2024, compared to fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of fresh lemons sold. Fresh lemon sales were $84.0 million and $86.8 million, in aggregate, on 4.5 million and 4.8 million cartons of lemons sold at average per carton prices of $18.87 and $18.24 for fiscal years 2024 and 2023, respectively. Lemon revenues included brokered lemons and other lemon sales of $32.0 million and $26.2 million, lemon packing of $17.1 million and $20.6 million, and lemon by-product sales of $3.0 million and $3.0 million, respectively, for fiscal years 2024 and 2023. Fiscal year 2023 revenues included settlement proceeds of $1.4 million allocated to lemons.
•Avocados: The increase for fiscal year 2024, compared to fiscal year 2023 was due to increased volume and higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 15.1 million and 3.8 million pounds of avocados at an average price per pound of $1.67 and $1.06 for fiscal years 2024 and 2023, respectively. Fiscal year 2023 revenues included settlement proceeds of $2.4 million allocated to avocados and crop insurance proceeds of $0.7 million.

•Oranges: The decrease for fiscal year 2024, compared to fiscal year 2023, was primarily due to decreased volume and lower prices of oranges sold. We sold 280,000 and 292,000 cartons of oranges at an average price per carton of $18.53 and $19.79 for fiscal years 2024 and 2023, respectively.
•Specialty citrus and other crops: The decrease for fiscal year 2024, compared to fiscal year 2023, was primarily due to decreased volume, partially offset by higher prices of specialty citrus sold. We sold 79,000 and 240,000 40-pound carton equivalents of specialty citrus at an average price per carton of $28.23 and $27.18 for fiscal years 2024 and 2023, respectively. Additionally, we sold $2.9 million of wine grapes for both fiscal years 2024 and 2023.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The increase in farm management revenue for fiscal year 2024, compared to fiscal year 2023, was primarily due to twelve months of activity in fiscal year 2024 compared to nine months of activity in fiscal year 2023.
•Other: Other revenue is comprised primarily of fallowing and freight revenue. Other revenue for fiscal year 2024 was similar compared to fiscal year 2023.
Other operations revenue for fiscal year 2024 was $5.6 million compared to $5.5 million for fiscal year 2023.
Costs and Expenses
Total costs and expenses for fiscal year 2024 were $197.7 million compared to $169.1 million for fiscal year 2023. The 17% increase of $28.6 million was primarily due to the 2023 net gain on disposal of assets, the 2023 gain on legal settlement and an increase in selling, general and administrative expenses, partially offset by a decrease in agribusiness costs and expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Years Ended October 31,
	2024	2023	Change
Packing costs	$42,751	$45,689	$(2,938)	(6)%
Harvest costs	12,585	18,613	(6,028)	(32)%
Growing costs	27,577	33,379	(5,802)	(17)%
Third-party grower and supplier costs	72,176	61,273	10,903	18%
Other costs	2,601	2,892	(291)	(10)%
Depreciation and amortization	7,117	7,323	(206)	(3)%
Agribusiness costs and expenses	$164,807	$169,169	$(4,362)	(3)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The decrease for fiscal year 2024, compared to fiscal year 2023, was primarily due to decreased volume. We packed and sold 4.5 million and 4.8 million cartons of lemons at average per carton costs of $9.60 and $9.61 for fiscal years 2024 and 2023, respectively.
•Harvest costs: The decrease in harvest costs for fiscal year 2024 compared to fiscal year 2023 was primarily due to decreased volume of lemons harvested related to the sale of the Northern Properties, partially offset by increased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for fiscal year 2024, compared to fiscal year 2023, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The increase for fiscal year 2024, compared to fiscal year 2023, was primarily due to increased volume and higher prices of third-party grower fruit sold. We incurred costs for third-party grower fruit of $40.9 million and $31.9 million for fiscal years 2024 and 2023, respectively. Of the 4.5 million and 4.8 million cartons of lemons packed and sold, 3.2 million (72%) and 2.6 million (54%), were procured from third-party growers at average per carton prices of $12.76 and $12.44 for fiscal years 2024 and 2023, respectively. The increased volume for third-party grower fruit was primarily due to the sale of the Northern Properties and the related marketing agreement. Additionally, we incurred costs for supplier costs and purchased, packed fruit for resale of $31.3 million and $29.4 million for fiscal years 2024 and 2023, respectively.
•Other costs: The decrease in other costs for fiscal year 2024 compared to fiscal year 2023 was primarily due to a decrease in shipping costs, mainly related to a decrease in volume of lemons sold.

•Depreciation and amortization: Depreciation and amortization expenses for fiscal year 2024 were similar to fiscal year 2023.
Other operations expenses for fiscal year 2024 were $5.3 million compared to $4.6 million for fiscal year 2023. The increase in other operations expenses was primarily due to severance benefits paid in fiscal year 2024 and increased residential and commercial rental expenses.
Gain on disposal of assets, net for fiscal year 2024 was $0.5 million compared to $28.8 million for fiscal year 2023. The decrease was primarily due to the 2023 gain on the sale of the Northern Properties, partially offset by the 2023 loss on disposal of Cadiz Ranch assets.
Gain on legal settlement was $2.3 million for fiscal year 2023 due to the Settlement Agreement related to the Thomas fire.
Selling, general and administrative expenses for fiscal year 2024 were $27.5 million compared to $26.5 million for fiscal year 2023. The $1.0 million increase was primarily due to:
•$0.9 million increase in selling expenses;
•$0.7 million increase in legal and consulting fees associated with our strategic initiatives;
•$0.1 million net increase in salaries, benefits and incentive compensation; and
•$0.7 million net decrease in other selling, general and administrative expenses.
Other Income
Total other income for fiscal year 2024 was $17.7 million compared to $2.6 million for fiscal year 2023. The $15.1 million increase in total other income was primarily due to:
•$13.0 million increase of equity in earnings of investments, net, primarily due to LLCB’s closing of 554 residential homesites in fiscal year 2024;
•$2.8 million increase of other income, net primarily due to pension settlement cost in fiscal year 2023; and
•$0.5 million increase of interest expense, net of patronage dividends, primarily due to decreased patronage dividends.
Income Taxes
We recorded an income tax provision of $4.4 million and $4.2 million on pre-tax income of $11.5 million and $13.4 million for fiscal years 2024 and 2023, respectively. The tax provision recorded for fiscal year 2024 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our effective tax rate for fiscal years 2024 and 2023 was 37.9% and 31.8%, respectively.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively, for fiscal years 2024 and 2023.
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

Segment information for fiscal year 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$119,044	$17,131	$—	$25,114	$24,634	$185,923	$5,580	$191,503
Intersegment revenue	—	32,127	(32,127)	—	—	—	—	—
Total net revenues	119,044	49,258	(32,127)	25,114	24,634	185,923	5,580	191,503
Costs and expenses	116,308	42,751	(32,127)	7,334	23,424	157,690	31,617	189,307
Depreciation and amortization	—	—	—	—	—	7,117	1,257	8,374
Operating (loss) income	$2,736	$6,507	$—	$17,780	$1,210	$21,116	$(27,294)	$(6,178)
Segment information for fiscal year 2023 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$117,445	$20,573	$—	$7,046	$29,317	$174,381	$5,520	$179,901
Intersegment revenue	—	31,081	(31,081)	—	—	—	—	—
Total net revenues	117,445	51,654	(31,081)	7,046	29,317	174,381	5,520	179,901
Costs and expenses (gains)	117,602	45,689	(31,081)	4,034	25,602	161,846	(1,304)	160,542
Depreciation and amortization	—	—	—	—	—	7,323	1,253	8,576
Operating income (loss)	$(157)	$5,965	$—	$3,012	$3,715	$5,212	$5,571	$10,783
Fiscal Year 2024 Segment Information Compared to Fiscal Year 2023 Segment Information
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues for fiscal year 2024 were $119.0 million compared to $117.4 million for fiscal year 2023. The 1% increase of $1.6 million was primarily due to:
•Brokered lemons and other lemon sales increase of $5.8 million;
•Fresh lemon sales decrease of $2.8 million; and
•Legal settlement proceeds of $1.4 million allocated to fresh lemons in fiscal year 2023.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses for fiscal year 2024 were $116.3 million compared to $117.6 million for fiscal year 2023. The 1% decrease of $1.3 million was primarily due to:
•Harvest costs decrease of $8.5 million;
•Growing costs decrease of $7.7 million;
•Third-party grower and supplier costs increase of $13.9 million; and
•Intersegment costs and expenses increase of $1.0 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. Our lemon packing segment total net revenues for fiscal year 2024 were $49.3 million compared to $51.7 million for fiscal year 2023. The 5% decrease of $2.4 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. Our lemon packing costs and expenses for fiscal year 2024 were $42.8 million compared to $45.7 million for fiscal year 2023. The 6% decrease of $2.9 million was primarily due to decreased volume of lemons packed and sold, partially offset by increased subcontracted costs.
Lemon packing segment operating income per carton sold for fiscal year 2024 was $1.46 compared to $1.25 for fiscal year 2023.

The lemon packing segment included intersegment revenues for fiscal year 2024 of $32.1 million compared to $31.1 million for fiscal year 2023, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment revenues for fiscal year 2024 were $25.1 million compared to $7.0 million for fiscal year 2023. The 256% increase of $18.1 million was primarily due to alternating years of high and low production due to plant physiology and higher pricing.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses for fiscal year 2024 were $7.3 million compared to $4.0 million for fiscal year 2023. The 82% increase of $3.3 million primarily consisted of the following:
•Harvest costs increase of $2.3 million; and
•Growing costs increase of $1.0 million.
Other Agribusiness
Our other agribusiness segment total net revenues for fiscal year 2024 were $24.6 million compared to $29.3 million for fiscal year 2023. The 16% decrease of $4.7 million was primarily due to:
•Specialty citrus and other crops revenues decrease of $4.4 million;
•Orange revenues decrease of $0.6 million; and
•Farm management revenues increase of $0.3 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, purchased fruit costs and shipping costs. Our other agribusiness costs and expenses for fiscal year 2024 were $23.4 million compared to $25.6 million for fiscal year 2023. The 9% decrease of $2.2 million was primarily due to:
•Purchased and supplier fruit costs decrease of $3.0 million;
•Shipping costs decrease of $0.3 million;
•Growing costs increase of $0.9 million; and
•Harvest costs increase of $0.2 million.
Total agribusiness depreciation and amortization expenses for fiscal year 2024 were $7.1 million compared to $7.3 million for fiscal year 2023.
Corporate and Other
Our corporate and other operations revenues for fiscal year 2024 were $5.6 million compared to $5.5 million for fiscal year 2023.
Costs and expenses (gains) in our corporate and other operations for fiscal years 2024 and 2023 were $31.6 million and $(1.3) million, respectively, and include selling, general and administrative costs and expenses, impairment of intangible asset, gain on disposal of assets, net and gain on legal settlement not allocated to the operating segments. Depreciation and amortization expenses for were $1.3 million for both fiscal years 2024 and 2023.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 11 - Long-Term Debt and Note 13 - Leases for amounts outstanding as of October 31, 2024, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities was $17.9 million and $(15.9) million for fiscal years 2024 and 2023, respectively. The significant components of our cash flows provided by (used in) operating activities were as follows:
•Net income was $7.2 million and $9.1 million for fiscal years 2024 and 2023, respectively. The components of net income for fiscal year 2024, compared to net income for fiscal year 2023, primarily consists of a decrease in operating income of $17.0 million and an increase in total other income of $15.1 million.
•Adjustments to reconcile net income to net cash provided by (used in) operating activities:
◦Adjustments provided (used) $9.0 million and $(22.5) million for fiscal years 2024 and 2023, respectively, primarily related to depreciation and amortization, gain on disposal of assets, net, stock compensation expense, equity in earnings of investments, net and cash distributions from equity investments.
◦Changes in operating assets and liabilities provided by (used in) $1.7 million and $(2.5) million of operating cash for fiscal years 2024 and 2023, respectively, primarily related to cultural costs, accounts payable/growers and suppliers payable, accrued liabilities/payables to related parties, and other long-term liabilities.
Cash Flows from Investing Activities
▪The $9.2 million of net cash used in investing activities for fiscal year 2024 was comprised primarily of capital expenditures of $9.4 million related to orchard and vineyard development.
▪The $90.6 million of net cash provided by investing activities for fiscal year 2023 was comprised primarily of net proceeds from sale of assets of $98.5 million, net proceeds from the sale of real estate development assets of $2.6 million, partially offset by capital expenditures of $10.3 million related to orchard and vineyard development.
Cash Flows from Financing Activities
•The $9.3 million of net cash used in financing activities for fiscal year 2024 was comprised primarily of common and preferred stock dividends of $5.9 million and exchange of common stock of $2.3 million.
•The $71.9 million of net cash used in financing activities for fiscal year 2023 was comprised primarily of net repayments of long-term debt of $65.0 million and common and preferred stock dividends of $5.9 million.

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
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of October 31, 2024, our outstanding borrowings under the AgWest Farm Credit Facility were $40.0 million and we had $75.0 million of availability.
On January 31, 2023, we sold the Northern Properties which resulted in total net proceeds of $98.4 million. The proceeds were used to pay down all of our domestic debt except the Non-Revolving Credit Supplement.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio of 1.25:1.0 on an annual basis. We were in compliance as of October 31, 2024.
We received annual patronage dividends from the Lender of $0.6 million and $1.4 million for fiscal years 2024 and 2023, respectively.
Real Estate Development Joint Venture
On April 30, 2024, our real estate development joint venture with Lewis closed an additional 554 residential homesites at the Harvest at Limoneira master planned community in Santa Paula, CA, and we recorded equity in earnings of investments of $17.8 million for LLCB for fiscal year 2024. On June 5, 2024, we received a cash distribution of $15.0 million from the joint venture which we used to pay down debt. As of October 31, 2024, the 50%-owned unconsolidated joint venture had $66.9 million of cash and cash equivalents on hand.
Dividends
The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid totaled $0.5 million in each of the fiscal years 2024 and 2023.
Cash dividends declared in each of the fiscal years 2024 and 2023 totaled $0.30 per common share and such dividends paid totaled $5.4 million for both fiscal years 2024 and 2023.
Income Taxes
We paid income taxes of $5.2 million and $7.2 million for fiscal years 2024 and 2023, respectively.
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

In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis for $20.0 million. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans currently include approximately 2,050 residential units and site improvements. A total of 1,261 residential units have closed from the project’s inception to October 31, 2024.
In October 2022, we entered into a joint venture with Lewis for the development of our 17-acre East Area I Retained Property. We formed LLCB II as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for approximately $8.0 million. We recorded a gain on the transaction of approximately $4.7 million, of which $0.5 million was deferred and recognized in fiscal year 2024.
The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception each partner has made funding contributions of $21.4 million to LLCB and $1.0 million to LLCB II. We expect to receive approximately $165.0 million from LLCB, LLCB II and East Area II over the next six years of the projects.
Trend Information
The commodity pricing for our fresh produce, and therefore our revenues and margins, is significantly impacted by consumer demand. The worldwide fresh produce industry has historically enjoyed consistent underlying demand and favorable growth dynamics. In recent years, the market for fresh produce has increased faster than the rate of population growth, supported by ongoing trends including greater consumer demand for healthy, fresh and convenient foods, increased retailer square footage devoted to fresh produce, and greater emphasis on fresh produce as a differentiating factor in attracting customers. Health-conscious consumers are driving much of the growth in demand for fresh produce. Over the past several decades, the benefits of natural, preservative-free and organic foods have become an increasingly significant element of the public dialogue on health and nutrition. As a result, consumption of fresh fruits and vegetables markedly increased. Conversely, a decrease in demand, as was seen during the COVID-19 pandemic as a result of restaurant closures, had the impact of reducing our pricing and therefore our revenues and margins.
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
Impairment of Real Estate Development Projects – We evaluate our real estate development projects, held either by us or as included specifically within our investments in LLCB and LLCB II, for impairment on an ongoing basis. Our evaluation for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development projects are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, litigation, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, we further evaluate the real estate development projects for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development projects to the respective carrying amount for our real estate development or b) determining if our equity in investment incurred an other-than-temporary decline in value.
We make significant judgments in evaluating each real estate development project, as held by us or within our investments in LLCB and LLCB II, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. No impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on our equity in LLCB or LLCB II, for fiscal years 2024, 2023 and 2022.

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
Borrowings under the AgWest Farm Credit Facility are subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the AgWest Farm Credit Facility, our borrowing interest rate is an internally calculated rate based on an AgWest Farm Credit internal method that follows the changing market interest rates and the cost to fund variable-rate loans. Rate changes are expected to be generally the same as the Federal Open Market Committee (the “FOMC”) recommended changes, however the changes may be marginally different than the FOMC’s recommendation. As of October 31, 2024, our total debt outstanding under the AgWest Farm Credit Facility was $40.0 million.
Based on our level of borrowings as of October 31, 2024, a 100 basis points increase in interest rates would not materially increase our interest expense for fiscal year 2025 or the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would not materially decrease our net income for fiscal year 2025 or the three subsequent fiscal years. We have strategies in place to manage our exposure to interest rate risk, including the potential early pay down of outstanding debt under the AgWest Farm Credit Facility. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 8. Financial Statements and Supplementary Data
Limoneira Company
All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and temporary equity, and cash flows, for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include, before the basis difference and related amortization discussed in Note 7, its equity in investment in LLCB of $63,581,000 and $58,282,000 as of October 31, 2024 and 2023, respectively, and its equity earnings in LLCB of $20,304,000, $5,851,000, and $1,015,000 for the years ended October 31, 2024, 2023, and 2022, respectively. The financial statements of LLCB were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity in investment and equity earnings in LLCB, is based solely on the report of the other auditors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Real estate development assets held by the Company and equity in investment in LLCB – Impairment Indicators – Refer to Notes 2, 6, and 7 to the financial statements

Critical Audit Matter Description
The Company’s evaluation of real estate development projects, held either by the Company or as included specifically within its investment in LLCB, for impairment involves an initial assessment of each real estate development project to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of, or investment in, real estate development projects are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the entitlement process, litigation, zoning, government regulation, geographical demand for new housing or commercial property, and market conditions related to residential or commercial land lots. When events or changes in circumstances exist, the Company further evaluates the real estate development projects for impairment by a) comparing undiscounted future cash flows expected to be generated over the life of the real estate development projects to the respective carrying amount for its real estate development or b) determining if its equity in investment has incurred an other-than-temporary decline in value.
The Company makes significant judgments in evaluating each real estate development project as held by them or within its investment in LLCB, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. Real estate development assets held by the Company were $10,201,000, and equity in investments was $81,546,000 as of October 31, 2024 of which $67,962,000 was related to LLCB. For the year ended October 31, 2024, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on the Company’s equity in LLCB.
We identified the significant judgments made by management in evaluating real estate development assets held by the Company and equity in investment in LLCB, for possible indicators of impairment, as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions when determining whether events or changes in circumstances have occurred indicating that the carrying amount of real estate development assets held by the Company and equity in investment in LLCB may not be recoverable and whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate development assets held by the Company and equity in investment in LLCB for possible indications of impairment included the following, among others:
•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that real estate development assets held by the Company or equity in investment in LLCB is no longer recoverable, including controls over management’s evaluation of the entitlement process, litigation, zoning, government regulation, geographical demand and market conditions.
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
December 23, 2024
We have served as the Company’s auditor since 2019.

LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31,
	2024	2023
Assets
Current assets:
Cash	$2,996	$3,631
Accounts receivable, net	14,734	14,458
Cultural costs	1,877	2,334
Prepaid expenses and other current assets	3,849	5,588
Receivables/other from related parties	2,390	4,214
Total current assets	25,846	30,225
Property, plant and equipment, net	162,046	160,631
Real estate development	10,201	9,987
Equity in investments	81,546	78,816
Goodwill	1,504	1,512
Intangible assets, net	5,221	6,657
Other assets	12,451	13,382
Total assets	$298,815	$301,210
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,260	$9,892
Growers and suppliers payable	8,960	9,629
Accrued liabilities	12,483	8,651
Payables to related parties	5,542	4,805
Current portion of long-term debt	559	381
Total current liabilities	34,804	33,358
Long-term liabilities:
Long-term debt, less current portion	40,031	40,628
Deferred income taxes	20,084	22,172
Other long-term liabilities	1,395	4,555
Total liabilities	96,314	100,713
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2024 and October 31, 2023) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2024 and October 31, 2023) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2024 and October 31, 2023)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,284,148 and 18,192,009 shares issued and 18,033,171 and 17,941,032 shares outstanding at October 31, 2024 and October 31, 2023, respectively)	180	179
Additional paid-in capital	170,243	168,441
Retained earnings	20,826	19,017
Accumulated other comprehensive loss	(6,614)	(5,666)
Treasury stock, at cost, 250,977 shares at October 31, 2024 and October 31, 2023	(3,493)	(3,493)
Noncontrolling interest	10,549	11,209
Total stockholders’ equity	191,691	189,687
Total liabilities, convertible preferred stock and stockholders’ equity	$298,815	$301,210
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended October 31,
	2024	2023	2022
Net revenues:
Agribusiness	$185,923	$174,381	$179,281
Other operations	5,580	5,520	5,324
Total net revenues	191,503	179,901	184,605
Costs and expenses:
Agribusiness	164,807	169,169	160,651
Other operations	5,274	4,612	4,438
Impairment of intangible asset	643	—	—
Gain on disposal of assets, net	(507)	(28,849)	(4,500)
Gain on legal settlement	—	(2,269)	—
Selling, general and administrative	27,464	26,455	21,815
Total costs and expenses	197,681	169,118	182,404
Operating (loss) income	(6,178)	10,783	2,201
Other income (expense):
Interest income	118	364	53
Interest expense, net of patronage dividends	(961)	(494)	(2,291)
Equity in earnings of investments, net	18,356	5,322	1,341
Other income (expense), net	212	(2,611)	(955)
Total other income (expense)	17,725	2,581	(1,852)
Income before income tax provision	11,547	13,364	349
Income tax provision	(4,373)	(4,247)	(823)
Net income (loss)	7,174	9,117	(474)
Net loss attributable to noncontrolling interest	542	283	238
Net income (loss) attributable to Limoneira Company	7,716	9,400	(236)
Preferred dividends	(501)	(501)	(501)
Net income (loss) applicable to common stock	$7,215	$8,899	$(737)

Basic net income (loss) per common share	$0.40	$0.50	$(0.04)

Diluted net income (loss) per common share	$0.40	$0.50	$(0.04)

Weighted-average common shares outstanding-basic	17,715	17,603	17,513
Weighted-average common shares outstanding-diluted	17,715	17,603	17,513
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended October 31,
	2024	2023	2022
Net income (loss)	$7,174	$9,117	$(474)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(948)	518	(2,430)
Minimum pension liability adjustments, net of tax of zero, $(135) and $(71)	—	(220)	(183)
Pension settlement cost, net of tax of zero, $756 and $169	—	1,944	438
Total other comprehensive (loss) income, net of tax	(948)	2,242	(2,175)
Comprehensive income (loss)	6,226	11,359	(2,649)
Comprehensive loss attributable to noncontrolling interest	542	283	356
Comprehensive income (loss) attributable to Limoneira Company	$6,768	$11,642	$(2,293)
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
(in thousands, except share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling	Total	Series B Convertible Preferred	Series B-2 Convertible Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2021	17,685,400	$179	$163,965	$21,552	$(5,733)	$(3,493)	$11,965	$188,435	$1,479	$9,331
Dividends - common ($0.30 per share)	—	—	—	(5,315)	—	—	—	(5,315)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	104,231	1	2,731	—	—	—	—	2,732	—	—
Exchange of common stock	(105,316)	(3)	(1,527)	—	—	—	—	(1,530)	—	—
Net loss	—	—	—	(236)	—	—	(238)	(474)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,175)	—	(118)	(2,293)	—	—
Balance at October 31, 2022	17,684,315	177	165,169	15,500	(7,908)	(3,493)	11,609	181,054	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,382)	—	—	—	(5,382)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	296,189	3	3,838	—	—	—	—	3,841	—	—
Exchange of common stock	(39,472)	(1)	(566)	—	—	—	—	(567)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(117)	(117)	—	—
Net income (loss)	—	—	—	9,400	—	—	(283)	9,117	—	—
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	2,242	—	—
Balance at October 31, 2023	17,941,032	179	168,441	19,017	(5,666)	(3,493)	11,209	189,687	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,406)	—	—	—	(5,406)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	210,036	2	4,114	—	—	—	—	4,116	—	—
Exchange of common stock	(117,897)	(1)	(2,312)	—	—	—	—	(2,313)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(118)	(118)	—	—
Net income (loss)	—	—	—	7,716	—	—	(542)	7,174	—	—
Other comprehensive loss	—	—	—	—	(948)	—	—	(948)	—	—
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended October 31,
	2024	2023	2022
Operating activities
Net income (loss)	$7,174	$9,117	$(474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,374	8,576	9,798
Impairment of intangible asset	643	—	—
Gain on disposal of assets, net	(507)	(28,849)	(4,500)
Gain on legal settlement	—	(853)	—
Stock compensation expense	4,116	3,841	2,732
Non-cash lease expense	1,831	1,647	442
Equity in earnings of investments, net	(18,356)	(5,322)	(1,341)
Cash distributions from equity investments	15,005	220	483
Deferred income taxes	(2,087)	(1,947)	548
Other, net	1	168	1,831
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	1,105	815	1,845
Cultural costs	454	2,455	(1,148)
Prepaid expenses and other current assets	353	1,487	(325)
Other assets	(160)	1,230	(134)
Accounts payable and growers and suppliers payable	(3,343)	(1,772)	1,853
Accrued liabilities and payables to related parties	3,780	(2,921)	3,269
Income taxes payable	1,272	(1,035)	—
Other long-term liabilities	(1,802)	(2,727)	(49)
Net cash provided by (used in) operating activities	17,853	(15,870)	14,830

Investing activities
Capital expenditures	(9,413)	(10,305)	(10,066)
Net proceeds from sales of assets	1,043	98,545	19,259
Net proceeds from legal settlement	—	853	—
Net proceeds from sale of real estate development assets	—	2,577	7,917
Cash distributions from Trapani Fresh	122	122	122
Cash distributions from equity investment	148	—	—
Collection on notes receivable	132	155	2,755
Equity investment contributions and capitalized interest	(693)	(847)	(48)
Investments in mutual water companies and water rights	(526)	(523)	(506)
Net cash (used in) provided by investing activities	(9,187)	90,577	19,433

Financing activities
Borrowings of long-term debt	175,685	57,940	146,941
Repayments of long-term debt	(176,057)	(122,921)	(173,755)
Proceeds from equipment financings	—	—	1,020
Principal paid on finance leases and equipment financings	(698)	(491)	(377)
Dividends paid – common	(5,406)	(5,382)	(5,315)
Dividends paid – preferred	(501)	(501)	(501)
Exchange of common stock	(2,313)	(567)	(1,530)
Net cash used in financing activities	(9,290)	(71,922)	(33,517)
Effect of exchange rate changes on cash	(11)	(11)	(328)
Net (decrease) increase in cash	(635)	2,774	418
Cash at beginning of period	3,631	857	439
Cash at end of period	$2,996	$3,631	$857

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended October 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$971	$652	$2,064
Cash paid during the period for income taxes, net	$5,194	$7,229	$83
Non-cash investing and financing activities:
Contribution of real estate development to equity investment	$—	$—	$7,975
Reduction of net payables to related parties	$—	$—	$2,392
Reduction of note receivable	$—	$—	$388
Capital expenditures accrued but not paid at period-end	$382	$309	$430
Cancellation of loan guarantee related to equity investment	$1,080	$—	$—
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
The Company markets and sells citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia, and certain other international markets. Through fiscal year 2023, the Company was a member of Sunkist Growers, Inc., an agricultural marketing cooperative, and sold a portion of its oranges, specialty citrus and other crops to Sunkist-licensed and other third-party packinghouses.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. As of October 31, 2024 and 2023 the allowances totaled $355,000 and $260,000, respectively. Credit losses were $235,000 for fiscal year 2024 and immaterial for fiscal years 2023 and 2022.
Concentrations and Geographic Information
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 14% of revenue for fiscal year 2024. One individual customer represented 20% of accounts receivable, net as of October 31, 2024.
No individual supplier represented 10% of accounts payable as of October 31, 2024.
Lemons procured from third-party growers were 72%, 54% and 52% of the Company's domestic lemon supply for fiscal years 2024, 2023 and 2022, respectively. Four third-party growers and suppliers were 27%, 14%, 11%, and 11% of growers and suppliers payable as of October 31, 2024.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Cultural Costs (continued)
Certain of the Company’s crops have distinct growing periods and distinct harvest and selling periods, each of which lasts approximately four to eight months. During the growing period, cultural costs are capitalized as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized cultural costs are amortized as components of agribusiness costs and expenses.
Due to climate, growing conditions and the types of crops grown, certain of the Company’s other crops may be harvested and sold on a year-round basis. Accordingly, the Company does not capitalize cultural costs associated with these crops and therefore such costs, as well as harvest costs associated with these crops, are expensed to operations when incurred as components of agribusiness costs and expenses.
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
Property, Plant and Equipment
Property, plant and equipment is stated at original cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the related assets as follows (in years):

Land improvements	10 – 30
Buildings and building improvements	10 – 50
Equipment	5 – 20
Orchards and vineyards	20 – 30
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to its real estate projects of $214,000 and $281,000 for fiscal years 2024 and 2023, respectively.
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
Long-Lived and Intangible Assets
Intangible assets consist primarily of customer relationships, trade names and trademarks and a non-competition agreement. The Company’s definite-life intangible assets are being amortized on a straight-line basis over their estimated lives of eight years. Acquired water and mineral rights are indefinite-life assets not subject to amortization. Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell.
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
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2024 and 2023.
Reclassifications
Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation. The Company reclassified shipping and other revenue and shipping costs from the lemon packing reportable segment to the other agribusiness reportable segment.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss includes foreign currency translation items and defined benefit pension items. Accumulated other comprehensive loss is reported as a component of the Company’s stockholders’ equity.
The following table summarizes the changes in other comprehensive (loss) income by component at October 31(in thousands):

	2024			2023			2022
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Foreign currency translation adjustments	$(948)	$—	$(948)	$518	$—	$518	$(2,430)	$—	$(2,430)
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	—	—	—	(355)	135	(220)	(254)	71	(183)
Amounts reclassified to earnings included in “Other income (expense), net”	—	—	—	2,700	(756)	1,944	607	(169)	438
Other comprehensive (loss) income	$(948)	$—	$(948)	$2,863	$(621)	$2,242	$(2,077)	$(98)	$(2,175)
The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2021	$(3,754)	$(1,979)	$(5,733)
Other comprehensive (loss) income	(2,430)	255	(2,175)
Balance as of October 31, 2022	(6,184)	(1,724)	(7,908)
Other comprehensive income	518	1,724	2,242
Balance as of October 31, 2023	(5,666)	—	(5,666)
Other comprehensive loss	(948)	—	(948)
Balance as of October 31, 2024	$(6,614)	$—	$(6,614)
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
The Company’s foreign subsidiaries incurred aggregate foreign exchange transaction losses of approximately $123,000 for fiscal year 2024 and $204,000 for both fiscal years 2023 and 2022. These losses are included in selling, general and administrative expenses in the consolidated statements of operations.

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
The Company’s avocados are packed and sold by third-party packinghouses. The Company’s arrangements with its third-party packinghouses are such that the Company is the producer and supplier of the product, and the third-party packinghouses are the Company’s customers. The Company controls the product until it is delivered to the third-party packinghouses at which time control of the product is transferred to the third-party packinghouses and revenue is recognized.
Farm management revenue is recorded when services are provided for farming, management, orchard development, accounting and operations. Revenue is recorded gross for all expense reimbursements plus a fee for the services provided.
Revenue from crop insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. There were no agribusiness revenues from crop insurance proceeds for fiscal year 2024. The Company recorded agribusiness revenues from crop insurance proceeds of $769,000 and $449,000 for fiscal years 2023 and 2022, respectively.
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were immaterial for fiscal years 2024 and 2023 and $165,000 for fiscal year 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Leases
Accounting for Leases as a Lessee - The Company enters into leases as a lessee generally for agricultural land, packinghouse facilities, equipment and vehicles. The Company determines if an arrangement is a lease or contains a lease at inception. Operating and finance leases are included in other assets, accrued liabilities and other long-term liabilities on its consolidated balance sheets. Lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses either its incremental borrowing rate based on the information available at commencement date, or the rate implicit in the lease, if known, in determining the present value of future payments.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning November 1, 2026. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specific disclosures include the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, companies will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. A public business entity should apply ASU 2024-03 prospectively to financial statements issued for reporting periods beginning after the effective date but may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit $40,000,000 non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax loss of $1,667,000 and $1,236,000 for fiscal years 2023 and 2022, respectively.
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
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of approximately $187,000 during fiscal year 2024.
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations at the Cadiz Ranch, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 during fiscal year 2023.
Oxnard Lemon
In October 2022, the Company sold the Oxnard Lemon property and packing facility located in Ventura County, California. The Company received net proceeds of $19,144,000 and recognized a gain of approximately $846,000 during fiscal year 2022. Concurrent with the closing of the sale, the Company entered into a lease agreement to continue use of the property as a lessee for a period of 36 months from the closing date, with extension options for an additional 24 months.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of October 31 (in thousands):

	2024	2023
Prepaid supplies and insurance	$1,986	$1,667
Assets held for sale	—	535
Sales tax receivable	312	490
Income taxes receivable	—	816
Lemon supplier advances	295	791
Other	1,256	1,289
	$3,849	$5,588
5. Property, Plant and Equipment
Property, plant and equipment consist of the following as of October 31 (in thousands):

	2024	2023
Land	$55,471	$55,974
Land improvements	30,715	29,925
Buildings and building improvements	37,105	36,983
Equipment	61,561	58,574
Orchards and vineyards	47,921	43,258
Construction in progress	15,832	16,977
	248,605	241,691
Less accumulated depreciation	(86,559)	(81,060)
	$162,046	$160,631
Depreciation expense was $7,474,000, $7,701,000 and $9,075,000 for fiscal years 2024, 2023 and 2022, respectively.
Refer to Note 3 - Asset Sales and Disposals for discussion on the Company’s significant property, plant and equipment transactions.
6. Real Estate Development
Real estate development assets are comprised of land and land development costs for the East Area II property in the amount of $10,201,000 and $9,987,000 as of October 31, 2024 and 2023, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which was entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of October 31, 2024 and 2023, which is included in payables to related parties.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and was payable monthly. Effective as of February 22, 2024, the Loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of October 31, 2024, LLCB had cash and cash equivalents of $66,851,000.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis for $7,975,000. After transaction costs, the Company received net proceeds of $7,917,000 and recorded a gain on the transaction of $4,652,000, of which $465,000 was deferred and recognized in fiscal year 2024 and $4,187,000 was recognized in fiscal year 2022. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $480,000 and $525,000 to LLCB II in fiscal year 2024 and 2023, respectively.
In April 2024, the Santa Paula City Council approved an amendment to increase the number of entitled lots at LLCB and LLCB II from 1,500 residential units to 2,050 residential units.
Through October 31, 2024, LLCB closed on lot sales representing 1,261 residential units since inception, including 554 residential units in fiscal year 2024. In June 2024, the Company received a cash distribution of $15,005,000 from LLCB.
Other Real Estate Development Projects
In fiscal year 2020, the Company entered into an agreement to sell its Sevilla property for $2,700,000, which closed in November 2022. After transaction and other costs, the Company received cash proceeds of approximately $2,577,000 and recorded an immaterial loss on disposal of assets for fiscal year 2023.
In December 2017, the Company sold its Centennial property with a net book value of $2,983,000 for $3,250,000. The Company received cash and a $3,000,000 promissory note secured by the property for the balance of the purchase. In fiscal year 2022, the promissory note was paid in full and the deferred gain of $161,000 was recorded in gain on disposal of assets, net.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
Limco Del Mar, Ltd. (continued)
The Company provides Del Mar with farm management, orchard land development and accounting services and received farm management revenue and expense reimbursements of $128,000, $206,000 and $202,000 for fiscal years 2024, 2023 and 2022, respectively. Del Mar markets lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $1,182,000, $1,161,000 and $1,568,000 for fiscal years 2024, 2023 and 2022, respectively. Fruit proceeds due to Del Mar were $527,000 and $347,000 as of October 31, 2024 and 2023, respectively, and are included in payables to related parties and growers and suppliers payable in the accompanying consolidated balance sheets, respectively.
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
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings of investments. Amortization amounted to $76,000, $87,000 and $118,000 for fiscal years 2024, 2023 and 2022, respectively, and is estimated to be immaterial thereafter.
The Company recognized lemon and orange sales to Rosales of $4,541,000, $4,581,000 and $3,615,000 for fiscal years 2024, 2023 and 2022, respectively. The aggregate amount of lemons and oranges procured from Rosales was $5,387,000, $5,826,000 and $3,821,000 for fiscal years 2024, 2023 and 2022, respectively. Net amounts due (to) from Rosales were $(629,000) and $626,000 as of October 31, 2024 and 2023, respectively, and are included in payables to related parties and in receivables/other from related parties.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
Limoneira Lewis Community Builders, LLC (“LLCB”)
As described in Note 6 – Real Estate Development, the Company has a joint venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was deemed significant for the years ended October 31, 2024 and 2023 but was not significant for the year ended October 31, 2022. Therefore, the audited financial statements of LLCB for the years ended October 31, 2024, 2023 and 2022 are provided as exhibits to this document to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $63,581,000 as of October 31, 2024. The basis difference of $4,381,000 as of October 31, 2024 was primarily comprised of capitalized interest and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized totaled $2,545,000, $717,000 and $77,000 for fiscal years 2024, 2023 and 2022, respectively. The Company’s share of LLCB’s net income prior to basis amortization was $20,304,000, $5,851,000 and $1,015,000 for fiscal years 2024, 2023 and 2022, respectively.
LLCB II, LLC (“LLCB II”)
As described in Note 6 - Real Estate Development, in October 2022, the Company formed a joint venture with Lewis for the residential development of its Retained Property. Control is shared with Lewis, therefore the Company's investment in LLCB II is accounted for using the equity method of accounting.
The following is financial information of the equity method investees for fiscal years 2024, 2023 and 2022 (in thousands):

2024	Del Mar	Romney	Rosales	LLCB	LLCB II
Current assets	$1,299	$6	$5,289	$141,660	$18,061
Non-current assets	$790	$602	$2,455	$—	$—
Current liabilities	$—	$3	$4,937	$15,461	$—
Non-current liabilities	$—	$—	$650	$—	$—
Revenues	$2,331	$26	$12,168	$87,100	$—
Operating income (loss)	$1,305	$(2)	$985	$38,364	$7
Net income (loss)	$1,305	$(2)	$646	$38,364	$7
2023
Current assets	$—	$13	$3,637	$124,939	$17,094
Non-current assets	$797	$597	$2,547	$—	$—
Current liabilities	$13	$3	$3,032	$7,104	$—
Non-current liabilities	$—	$—	$1,085	$—	$—
Revenues	$1,434	$22	$10,903	$30,933	$—
Operating income (loss)	$100	$(4)	$738	$11,770	$(2)
Net income (loss)	$100	$(4)	$538	$11,770	$(2)
2022
Revenues	$2,882	$6	$7,177	$2,500	$—
Operating income (loss)	$1,823	$(1)	$272	$1,809	$—
Net income (loss)	$1,823	$(1)	$26	$1,809	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	LLCB II	Total
Investment balance October 31, 2021	$1,997	$508	$1,351	$60,216	$—	$64,072
Equity earnings (losses)	510	(1)	(106)	938	—	1,341
Cash distributions	(483)	—	—	—	—	(483)
Investment contributions	—	—	—	—	8,023	8,023
Foreign currency adjustments	—	—	(98)	—	—	(98)
Investment balance October 31, 2022	2,024	507	1,147	61,154	8,023	72,855
Equity earnings (losses)	28	(5)	166	5,134	(1)	5,322
Cash distributions	(220)	—	—	—	—	(220)
Cash contributions	—	—	—	—	525	525
Capitalized interest	—	—	—	—	322	322
Foreign currency adjustments	—	—	12	—	—	12
Investment balance October 31, 2023	1,832	502	1,325	66,288	8,869	78,816
Equity earnings (losses)	366	(1)	228	17,759	4	18,356
Cash distributions	—	—	(148)	(15,005)	—	(15,153)
Cash contributions	—	—	—	—	480	480
Capitalized interest	—	—	—	—	213	213
Fair value of loan guarantee				(1,080)	—	(1,080)
Foreign currency adjustments	—	—	(86)	—	—	(86)
Investment balance October 31, 2024	$2,198	$501	$1,319	$67,962	$9,566	$81,546
8. Goodwill and Intangible Assets
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2022	$1,506
Foreign currency translation adjustment	6
Balance at October 31, 2023	$1,512
Foreign currency translation adjustment	(8)
Balance at October 31, 2024	$1,504
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2024 with no impairment noted. The Company did not incur any goodwill impairment losses for fiscal years 2024, 2023 or 2022, as the estimated fair values of its reporting units were in excess of their carrying values.
As of October 31, 2024, the Company allocated goodwill to its reportable segments as follows: Fresh Lemons $934,000 and Lemon Packing $570,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Goodwill and Intangible Assets (continued)
Intangible assets consist of the following as of October 31 (in thousands):

	2024				2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,308)	800	8	$2,108	$(1,104)	$1,004	8
Customer relationships	2,707	(1,842)	865	8	4,037	(2,111)	1,926	9
Non-competition agreement	437	(187)	250	8	437	(132)	305	8
Acquired water and mineral rights	3,306	—	3,306	Indefinite	3,422	—	3,422	Indefinite
	$8,558	$(3,337)	$5,221		$10,004	$(3,347)	$6,657
Amortization expense totaled $677,000, $730,000, and $723,000 for fiscal years 2024, 2023 and 2022, respectively.
In July 2024, the Company determined that the carrying value of one of its customer relationships was not recoverable, recorded an impairment charge of $643,000 and wrote off the intangible asset.
Estimated future amortization expense of intangible assets are as follows (in thousands):

2025	$578
2026	578
2027	294
2028	294
2029	171
Thereafter	—
$1,915
9. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. Amounts included in other assets in the consolidated balance sheets as of October 31, 2024 and 2023 were $6,229,000 and $5,703,000, respectively.
10. Accrued Liabilities
Accrued liabilities consist of the following as of October 31 (in thousands):

	2024	2023
Compensation	$4,147	$2,858
Property taxes	820	548
Operating expenses	3,020	2,223
Leases	2,295	2,150
Income taxes payable	456	—
Other	1,745	872
	$12,483	$8,651

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Long-Term Debt
Long-term debt is comprised of the following as of October 31 (in thousands):

	2024	2023
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 4.84% at October 31, 2024, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$40,000	$40,000
Banco de Chile term loan: The interest rate is fixed at 6.48%. The principal is due January 2025.	433	583
Banco de Chile COVID-19 loans: The interest rates were fixed at 3.48%. The loans were payable in monthly installments through September 2024.	—	112
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	157	314
Total long-term debt	40,590	41,009
Less current portion	559	381
Long-term debt, less current portion	$40,031	$40,628
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of October 31, 2024, the Company’s outstanding borrowings under the Supplements were $40,000,000 and it had $75,000,000 available to borrow.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Long-Term Debt (continued)
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
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio of 1.25:1.0 on an annual basis. The Company was in compliance as of October 31, 2024.
The Company received annual cash patronage dividends from the Lender of $558,000, $1,413,000 and $1,582,000 for fiscal years 2024, 2023 and 2022, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $788,000, $864,000 and $582,000 for fiscal years ended 2024, 2023 and 2022, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2025	$559
2026	40,031
$40,590
12. Other Long-Term Liabilities
Other long-term liabilities consist of the following as of October 31 (in thousands):

	2024	2023
Loan guarantee	—	1,080
Leases	818	2,316
Other	577	1,159
	$1,395	$4,555
13. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 18 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Leases (continued)
Lessor Arrangements (continued)
The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of October 31 (in thousands):

	2024	2023
Land and land improvements	$12,219	$12,333
Buildings, equipment and building improvements	20,671	20,729
Orchards	8,410	8,410
Less: accumulated depreciation	(9,765)	(8,931)
Property, plant and equipment, net under operating leases	$31,535	$32,541
Depreciation expense for assets under operating leases was approximately $962,000 and $1,005,000 for fiscal years 2024 and 2023, respectively.
The Company's rental operations revenue consists of the following for the fiscal years ended October 31 (in thousands):

	2024	2023
Operating lease revenue	$5,255	$5,174
Variable lease revenue	325	346
Total lease revenue	$5,580	$5,520
The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2024 are as follows (in thousands):

2025	$1,245
2026	316
2027	160
2028	104
2029	49
Thereafter	641
Total	$2,515
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Leases (continued)
Lessee Arrangements (continued)
Lease costs consist of the following for the fiscal years ended October 31 (in thousands):

	2024	2023
Operating lease costs	$2,050	$2,000
Finance lease costs:
Amortization of lease assets	223	145
Interest on lease liabilities	43	32
Variable lease costs	319	—
Short-term lease costs	208	600
Total lease costs	$2,843	$2,777
Supplemental balance sheet information related to leases consists of the following as of October 31 (in thousands):

	Classification	2024	2023
Assets
Operating lease ROU assets	Other assets	$2,416	$3,484
Finance lease assets	Other assets	772	1,182
		$3,188	$4,666

Liabilities
Current operating lease liabilities	Accrued liabilities	$2,075	$1,831
Current finance lease liabilities	Accrued liabilities	220	319
Non-current operating lease liabilities	Other long-term liabilities	400	1,714
Non-current finance lease liabilities	Other long-term liabilities	418	602
		$3,113	$4,466

Weighted-average remaining lease term (in years):
Operating leases		1.5	1.6
Finance leases		3.3	3.1
Weighted-average discount rate:
Operating leases		6.8%	4.9%
Finance leases		7.1%	4.2%
Supplemental cash flow information related to leases consists of the following for the fiscal years ended October 31 (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,037	$1,931
Operating cash outflows from finance leases	$43	$32
Financing cash outflows from finance leases	$360	$297
ROU assets obtained in exchange for new operating lease liabilities	$766	$138
Leased assets obtained in exchange for new finance lease liabilities	$677	$235
Write off of ROU asset and operating lease liability	$—	$(1,206)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Leases (continued)
Future minimum lease payments under non-cancellable leases are as follows (in thousands), which excludes $1,315,000 of operating and finance lease payments for leases that have been signed but not commenced:

	Operating	Finance	Total
2025	$2,075	$220	$2,295
2026	371	220	591
2027	138	196	334
2028	11	77	88
2029	3	—	3
Total lease payments	2,598	713	3,311
Less: Imputed interest	(123)	(75)	(198)
Present value of lease liabilities	$2,475	$638	$3,113
In addition to operating and finance lease commitments, the Company also has financing transactions which do not meet the definition of a lease, with minimum future payments of $473,000 for fiscal year 2025, $452,000 for fiscal year 2026 and $37,000 for fiscal year 2027.
14. Earnings Per Share
Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years 2024, 2023 and 2022. The computations for basic and diluted net income (loss) per common share are as follows for the fiscal years ended October 31 (in thousands, except per share data):

	2024	2023	2022
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$7,215	$8,899	$(737)
Effect of unvested, restricted stock	(119)	(146)	(50)
Numerator: Net income (loss) for basic EPS	7,096	8,753	(787)
Denominator: Weighted average common shares–basic	17,715	17,603	17,513
Basic net income (loss) per common share	$0.40	$0.50	$(0.04)

Diluted net income (loss) per common share:
Net income (loss) for basic EPS	$7,096	$8,753	$(787)
Effect of dilutive preferred stock	—	—	—
Numerator: Net income (loss) for diluted EPS	7,096	8,753	(787)
Weighted average common shares–basic	17,715	17,603	17,513
Effect of dilutive preferred stock	—	—	—
Denominator: Weighted average common shares–diluted	17,715	17,603	17,513
Diluted net income (loss) per common share	$0.40	$0.50	$(0.04)
Diluted net income (loss) per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net income (loss) per common share was calculated under the two-class method for fiscal years 2024, 2023 and 2022.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Real Estate Development, Note 7 - Equity in Investments and in the tables below (in thousands):

		October 31, 2024			October 31, 2023
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$526	$105	$—	$523	$48
5	Cadiz / Fenner / WAM	$—	$—	$—	$—	$—	$206
6	YMIDD	$206	$—	$—	$571	$—	$—
7	FGF	$2,184	$2,383	$837	$2,681	$2,519	$837
8	LLCB	$—	$—	$3,444	$66	$—	$3,444
10	Rosales	$—	$—	$629	$896	$—	$270
11	Del Mar	$—	$—	$527	$—	$—	$—

		Year Ended October 31, 2024				Year Ended October 31, 2023
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$920	$—	$—	$—	$888	$—	$—
2	Mutual water companies	$—	$—	$1,032	$—	$—	$—	$1,306	$—
3	Cooperative association	$—	$—	$576	$—	$—	$—	$1,689	$—
5	Cadiz / Fenner / WAM	$—	$—	$—	$372	$—	$—	$2,074	$—
6	YMIDD	$1,273	$—	$139	$—	$1,080	$—	$134	$—
7	FGF	$330	$200	$—	$—	$330	$224	$—	$—
9	Principal Owner	$—	$—	$—	$938	$—	$—	$—	$867
10	Rosales	$4,541	$—	$5,387	$—	$4,581	$—	$5,826	$—
11	Del Mar	$128	$—	$1,182	$—	$206	$—	$1,161	$—

		Year Ended October 31, 2022
		Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$869	$—	$—
2	Mutual water companies	$—	$—	$1,454	$—
3	Cooperative association	$—	$—	$1,834	$—
4	Calavo	$—	$80	$2	$126
5	Cadiz / Fenner / WAM	$—	$—	$1,467	$—
6	YMIDD	$225	$—	$142	$—
7	FGF	$673	$343	$25	$—
9	Principal Owner	$—	$—	$—	$593
10	Rosales	$3,615	$—	$3,821	$—
11	Del Mar	$202	$—	$1,568	$—
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Related-Party Transactions (continued)
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had immaterial payments due to the cooperative association.
(4) Calavo - Through January 2022, the Company had representation on the board of directors of Calavo. Calavo owned common stock of the Company, and the Company paid dividends on such common stock to Calavo. Additionally, the Company leases office space to Calavo. As of February 2022, Calavo is no longer a related-party.
(5) Cadiz / Fenner / WAM - A member of the Company’s board of directors served as the CEO, President and a member of the board of directors of Cadiz, Inc. through December 31, 2023. As of January 1, 2024, Cadiz, Inc. is no longer a related-party. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of the lease assignment, the Company no longer had any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company’s Series B-2 convertible preferred stock and the Company paid dividends to such affiliate. The annual base rent was equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability, which were written off in fiscal year 2023 upon cessation of farming operations.
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
(8) LLCB - Refer to Note 6 - Real Estate Development.
(9) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
(10) Rosales - The Company has an equity interest in Rosales as further described in Note 7 - Equity in Investments. The Company recognizes lemon and orange sales to Rosales, procures lemons and oranges from Rosales and has amounts due to and due from Rosales for such sales and purchases.
(11) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as further described in Note 7 - Equity in Investments. The Company provides Del Mar with farm management services and Del Mar markets lemons through the Company. The Company has a payable due to Del Mar for such lemon procurement.
16. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the fiscal years ended October 31 are as follows (in thousands):

	2024	2023	2022
United States	$12,894	$14,395	$1,911
Foreign	(1,347)	(1,031)	(1,562)
Income before income taxes	$11,547	$13,364	$349

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. Income Taxes (continued)
The components of the provision for income taxes for the fiscal years ended October 31 are as follows (in thousands):

	2024	2023	2022
Current:
Federal	$(4,493)	$(5,696)	$(178)
State	(1,972)	(498)	(93)
Foreign	5	—	(4)
Total current tax provision	(6,460)	(6,194)	(275)

Deferred:
Federal	1,641	2,665	(477)
State	446	(717)	(127)
Foreign	—	(1)	56
Total deferred tax (provision) benefit	2,087	1,947	(548)
Total income tax provision	$(4,373)	$(4,247)	$(823)
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets as of October 31 are as follows (in thousands):

	2024	2023
Deferred income tax assets:
Reserves and other accruals	$1,233	$698
Net operating losses	1,645	1,970
Lease liabilities	679	951
Other assets	366	43
Stock-based compensation	1,761	1,320
Total deferred income tax assets	5,684	4,982
Valuation allowance	(1,973)	(2,299)
Total net deferred income tax assets	3,711	2,683

Deferred income tax liabilities:
Property taxes	(193)	(19)
Depreciation	(13,182)	(13,335)
Amortization	(40)	(107)
Land and other indefinite life assets	(4,207)	(4,138)
Investment in joint ventures and other basis adjustments	(5,334)	(6,119)
Right-of-use assets	(663)	(935)
Prepaids and receivables	(174)	(178)
Other	(2)	(24)
Total deferred income tax liabilities	(23,795)	(24,855)
Net deferred income tax liabilities	$(20,084)	$(22,172)

Deferred income taxes — noncurrent assets	$—	$—
Deferred income taxes — noncurrent liabilities	$(20,084)	$(22,172)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. Income Taxes (continued)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company recorded a valuation allowance of $1,973,000 on the net deferred tax assets of its subsidiaries in Argentina, Chile and Holland as of October 31, 2024 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future sources of taxable income.
As of October 31, 2024, the Company recorded a deferred tax asset of $1,645,000 related to its state and foreign net operating loss carryforwards. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
State	866	10/31/2040
Chile	3,292	Indefinite
Holland	171	10/31/2025
Argentina	2,703	10/31/2025
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pretax income as a result of the following differences for the fiscal years ended October 31 (in thousands):

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Provision at statutory rates	$(2,425)	(21.0)%	$(2,806)	(21.0)%	$(73)	(21.0)%
State income tax, net of federal benefit	(1,201)	(10.4)%	(814)	(6.2)%	(74)	(21.1)%
Share-based compensation	243	2.1%	20	0.2%	(110)	(31.2)%
Executive compensation	(561)	(4.9)%	(395)	(3.0)%	(98)	(27.9)%
Tax law change	—	—%	137	1.0%	—	—%
State rate adjustment	(64)	(0.6)%	(95)	(0.7)%	(59)	(16.9)%
Valuation allowance	(80)	(0.7)%	(436)	(3.3)%	(357)	(101.8)%
Foreign rate differential	(85)	(0.7)%	66	0.5%	74	21.1%
Noncontrolling interest	(114)	(1.0)%	(48)	(0.4)%	(41)	(11.8)%
Other permanent items	(86)	(0.7)%	247	1.9%	(12)	(3.5)%
Tax credit and others	—	—%	(123)	(0.8)%	(73)	(20.7)%
Total income tax provision	$(4,373)	(37.9)%	$(4,247)	(31.8)%	$(823)	(234.8)%
As of October 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of October 31, 2024.
17. Retirement Plans
The Limoneira Company Retirement Plan (the “Plan”) was a noncontributory, defined benefit, single employer pension plan, which provided retirement benefits for all eligible employees. Benefits paid by the Plan were calculated based on years of service, highest five-year average earnings, primary Social Security benefit and retirement age. Effective June 2004, the Company froze the Plan, and no additional benefits accrued to participants subsequent to that date. The Plan was administered by Principal Bank and Mercer Human Resource Consulting. In fiscal year 2021, the Company terminated the Plan effective December 31, 2021.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Retirement Plans (continued)
During fiscal year 2023, the Company made funding contributions of $2,500,000 to fully fund and settle the plan obligations. Lump sum payments were made to a portion of the active and vested terminated participants and annuities were purchased for all remaining participants from an insurance company. There are no remaining benefit obligations or plan assets, and the remaining accumulated other comprehensive loss was fully recognized.
The Plan was funded consistent with the funding requirements of federal law and regulations. Plan assets were invested in a group trust consisting primarily of cash.
The following tables set forth the Plan’s net periodic benefit cost, changes in benefit obligation and Plan assets, funded status, amounts recognized in the Company’s consolidated balance sheets, additional year-end information and assumptions used in determining the benefit obligations and net periodic benefit cost.
The components of net periodic benefit cost for the Plan consists of the following for the fiscal years ended October 31 (in thousands):

	2024	2023
Administrative expenses	$—	$20
Interest cost	—	34
Expected return on plan assets	—	(17)
Prior service cost	—	4
Settlement loss recognized	—	2,700
Net periodic benefit cost	$—	$2,741
Following is a summary of the Plan’s funded status at October 31 (in thousands):

	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$14,607
Administrative expenses	—	20
Plan settlements	—	(14,427)
Interest cost	—	35
Benefits paid	—	(100)
Expenses paid	—	(220)
Benefits and expenses payable	—	(198)
Transfer in	—	99
Actuarial loss (gain)	—	184
Benefit obligation at end of year	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$12,335
Actual return on plan assets	—	11
Plan settlements	—	(14,427)
Employer contributions	—	2,500
Benefits paid	—	(100)
Expenses paid	—	(220)
Benefits and expenses payable	—	(198)
Transfer in	—	99
Fair value of plan assets at end of year	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. Retirement Plans (continued)
Presented below are changes in accumulated other comprehensive income, before tax, in the Plan at October 31, (in thousands):

	2024	2023
Changes recognized in other comprehensive income:
Net loss arising during the year	$—	$190
Amortization of prior service cost	—	(54)
Amortization of net loss	—	(2,649)
Total recognized in other comprehensive income	$—	$(2,513)

Total recognized in net periodic benefit and other comprehensive loss	$—	$228
The Company has a 401(k) plan in which an employee can participate after one month of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes a matching contribution on these deferrals up to 4% of the employee’s annual earnings after one year of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. In addition, for calendar year 2024 and 2023, the Company contributed a discretionary profit sharing of 2% of gross wages deposited into the 401(k) account of all eligible employees. During fiscal years 2024, 2023 and 2022, the Company contributed to the plan and recognized expenses of $915,000, $676,000 and $445,000, respectively.
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
Stock-based Compensation
The Company has a stock-based compensation plan that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s stock on the date of grant, and all are classified as equity awards. In fiscal year 2022, the 2010 Stock Plan terminated and was replaced by the 2022 Stock Plan (the “Stock Plan” and together with the 2010 Stock Plan, the "Stock Plans") with 500,000 initial authorized shares. In fiscal year 2024 an additional 1,000,000 shares were authorized. The Stock Plan had 944,544 remaining shares available to be issued as of October 31, 2024.
Management Performance Awards
Certain restricted stock grants are made to management under the Stock Plans ("Performance Awards"). Historically, the Company granted awards to management each December based on the achievement of certain annual financial performance and other criteria achieved during the previous fiscal year. These grants were based on a percentage of the employee’s base salary divided by the stock price on the grant date once the performance criteria were met, and generally vested over a two-year period as service is provided. During December 2023, 36,127 shares of stock with a per share price of $19.57 were granted to management for fiscal year 2023 performance, resulting in total compensation expense of approximately $707,000, with $293,000 recognized in fiscal year 2023, and the balance recognized over the next two years as the shares vest.
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
In May 2024, the Company entered into Performance Share-Based Agreements with members of management whereby the employees may be granted up to a maximum of 71,558 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period. The Company recorded $306,000 of stock compensation expense, based on the awards probable of vesting, during fiscal year 2024.
Executive Awards
Certain restricted stock grants are made to key executives under the Stock Plans (“Executive Awards”). These grants generally vest over a three-year period as service is provided. During November 2023, the Company granted 53,078 shares of common stock with a per share price of $14.13 to key executives. The related compensation expense of approximately $750,000 will be recognized equally over the next three years as the shares vest.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Stockholders’ Equity (continued)
Stock-based Compensation (continued)
Executive Awards (continued)
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives are eligible to receive cash and restricted stock grants. During December 2023, the Company granted 12,709 shares of common stock with a per share price of $19.57 to key executives related to the Retention Bonus Agreements. The related compensation expense of approximately $249,000 had $115,000 recognized for fiscal year 2023 and the balance recognized over the next year as the shares vest. During June 2024, the Company granted 40,926 shares of stock with a per share price of $20.36. The related compensation expense of approximately $833,000 will be recognized over one year as the shares vest.
In November 2023, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted up to a maximum of 106,157 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period. The Company recorded $454,000 of stock compensation expense, based on the awards probable of vesting, during fiscal year 2024.
Director Awards
The Company issues shares of restricted common stock to non-employee directors under the Stock Plan on an annual basis that generally vest after a one-year period (“Director Awards”). During January 2024, 609 shares of stock were granted as Director Awards with a per share price of $20.37. During March 2024, an additional 26,478 shares of stock were granted as Director Awards with a per share price of $19.26.
Summary of Awards
A summary of the Performance, Executive, and Director Awards granted under the Stock Plan, and the weighted average grant prices, during the fiscal years ended October 31, is as follows:

	2024		2023		2022
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	76,236	$19.80	79,972	$13.19	—	$—
Executive Awards	106,713	$17.18	193,381	$14.87	70,000	$14.96
Director Awards	27,087	$19.28	22,836	$16.26	49,231	$13.55
Total	210,036	$18.40	296,189	$14.52	119,231	$14.38
The Company recognized $4,116,000, $3,841,000 and $2,732,000 of stock-based compensation for fiscal years 2024, 2023 and 2022, respectively, of which the majority of the expense has been included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $1,451,000, $1,075,000 and $604,000 for fiscal years 2024, 2023 and 2022, respectively. The total fair value of shares vested was $3,976,000, $1,323,000 and $1,856,000 for fiscal years 2024, 2023 and 2022, respectively. The Company has unrecognized stock-based compensation expense of $1,700,000 as of October 31, 2024, which is expected to be recognized over the next one to two years as the shares vest. All unvested shares are expected to vest.
Exchange of Common Stock
During fiscal years 2024, 2023 and 2022 members of management exchanged 117,897, 39,472 and 105,316 shares of common stock with fair values of $2,312,000, $567,000 and $1,530,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Stockholders’ Equity (continued)
Stock-based Compensation (continued)
Summary of Nonvested Shares
A summary of the status of the Company’s nonvested shares as of October 31, 2024, and changes during fiscal year 2024, is presented below:

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2023	314,522	$14.55
Granted	210,036	$18.40
Vested	(264,411)	$15.04
Nonvested at October 31, 2024	260,147	$17.16
Dividend
On December 17, 2024, the Company declared a cash dividend of $0.075 per common share payable on January 15, 2025, in the aggregate amount of $1,357,000 to common stockholders of record as of December 30, 2024.
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
Segment information for fiscal year 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$119,044	$17,131	$—	$25,114	$24,634	$185,923	$5,580	$191,503
Intersegment revenue	—	32,127	(32,127)	—	—	—	—	—
Total net revenues	119,044	49,258	(32,127)	25,114	24,634	185,923	5,580	191,503
Costs and expenses	116,308	42,751	(32,127)	7,334	23,424	157,690	31,617	189,307
Depreciation and amortization	—	—	—	—	—	7,117	1,257	8,374
Operating (loss) income	$2,736	$6,507	$—	$17,780	$1,210	$21,116	$(27,294)	$(6,178)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Segment Information (continued)
Segment information for fiscal year 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$117,445	$20,573	$—	$7,046	$29,317	$174,381	$5,520	$179,901
Intersegment revenue	—	31,081	(31,081)	—	—	—	—	—
Total net revenues	117,445	51,654	(31,081)	7,046	29,317	174,381	5,520	179,901
Costs and expenses (gains)	117,602	45,689	(31,081)	4,034	25,602	161,846	(1,304)	160,542
Depreciation and amortization	—	—	—	—	—	7,323	1,253	8,576
Operating income (loss)	$(157)	$5,965	$—	$3,012	$3,715	$5,212	$5,571	$10,783
Segment information for fiscal year 2022 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$117,924	$22,176	$—	$17,331	$21,850	$179,281	$5,324	$184,605
Intersegment revenue	—	29,817	(29,817)	—	—	—	—	—
Total net revenues	117,924	51,993	(29,817)	17,331	21,850	179,281	5,324	184,605
Costs and expenses	112,688	43,017	(29,817)	5,524	20,635	152,047	20,559	172,606
Depreciation and amortization	—	—	—	—	—	8,604	1,194	9,798
Operating income (loss)	$5,236	$8,976	$—	$11,807	$1,215	$18,630	$(16,429)	$2,201
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues for fiscal years ended October 31, is as follows (in thousands):

	2024	2023	2022
Oranges	$5,189	$5,779	$9,911
Specialty citrus and other crops	5,089	9,515	8,978
Farm management	10,212	9,931	—
Other	4,144	4,092	2,961
Other agribusiness revenues	$24,634	$29,317	$21,850
22. Subsequent Events
The Company evaluated events subsequent to October 31, 2024 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
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
The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2024. Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting and issued a report on internal control over financial reporting, which is included herein.
Harold S. Edwards
President and Chief Executive Officer
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2024, of the Company and our report dated December 23, 2024, expressed an unqualified opinion on those financial statements based on our audit and the report of the other auditors.
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

/s/ Deloitte & Touche LLP

Los Angeles, California
December 23, 2024

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2024, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Consolidated Balance Sheets as of October 31, 2024 and 2023
Consolidated Statements of Operations for the years ended October 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022
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
2.1
Certificate of Merger of Limoneira Company and The Samuel Edwards Associates into Limoneira Company, dated October 31, 1990 (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.2
Certificate of Merger of McKevett Corporation into Limoneira Company dated December 31, 1994 (Incorporated by reference to exhibit 3.3 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

2.3
Agreement of Merger Between Ronald Michaelis Ranches, Inc. and Limoneira Company, dated June 24, 1997 (Incorporated by reference to exhibit 3.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.5
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 26, 2024 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 28, 2024 (File No. 001-34755))

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
10.2
Amendment No. 1 to Real Estate Advisory Management Consultant Agreement dated August 24, 2010, by and between Limoneira Company and Parkstone Companies (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 25, 2010 (File No. 001-34755))

10.3
Lease Agreement dated February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.4
Judgment, dated March 7, 1996, United Water Conservation Dist. v. City of San Buenaventura, et al., Case No. 115611, Superior Court of the State of California, Ventura County (Incorporated by reference to exhibit 10.24 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

10.5
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.6
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.7
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.8
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.9
Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.10
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.11
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, dated June 1, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.12
Agreement to Convert to Fixed Interest Rate, dated June 8, 2021, between Limoneira Company and Farm Credit West, PCA (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 17, 2021 (File No. 001-34755))

10.13†
Limoneira Company 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.14
Amendment to Limoneira Company 2022 Omnibus Incentive Plan, dated March 26, 2024 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 28, 2024 (File No. 001-34755))

10.15†
Form of Time-Based Restricted Share Award Agreement for Non-Employee Directors, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.16†
Form of Performance-Based Restricted Share Award Agreement, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

Exhibit No.	Description
10.17†
Form of Time-Based Restricted Share Award Agreement for Employees, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.18
Purchase and Sale Agreement, dated as of September 7, 2022, by and between Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2022 (File No. 001-34755))

10.19†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Harold Edwards (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.20†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Mark Palamountain (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.21
Standard Industrial/Commercial Single Tenant Lease, dated October 26, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2022 (File No. 001-34755))

10.22
First Amendment to the First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed October 31, 2022 (File No. 001-34755))

10.23
Limited Liability Company Agreement of LLCB II, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 26, 2022 (File No. 001-34755))

10.24
Closing Agreement, dated October 25, 2022, between the Company, Limoneira Lewis Community Builders, LLC and Limoneira Lewis Community Builders II, LLC (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K/A, filed on October 31, 2022 (File No. 001-34755))

10.25
Farm Management Agreement, dated January 31, 2023, by and between Capital Agricultural Property Services, Inc. by and between Capital Agricultural Services, Inc. and Limoneira Company (Incorporated by reference to exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023 (File No. 001-34755))

10.26
Grower Packing & Marketing Agreement, dated as of January 31, 2023, by and between Limoneira Company and PAI Centurion Citrus, LLC (Incorporated by reference to exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023 (File No. 001-34755))

10.27
Form of Award Agreement under the Limoneira Company 2022 Omnibus Plan (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 2, 2023 (File No. 001-34755))

10.28†	Form of Change in Control Agreement (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 24, 2024 (File No. 001-34755))

10.29
Transaction Bonus Agreement, dated August 22, 2024, between Harold Edwards and Limoneira Company (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 23, 2024 (File No. 001-34755))

10.30
Transaction Bonus Agreement, dated August 22, 2024, between Mark Palamountain and Limoneira Company (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 23, 2024 (File No. 001-34755))

10.31
Cooperation Agreement, by and between Limoneira Company and Peter J. Nolan, dated December 15, 2023 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 18, 2023 (File No. 001-34755))

10.32*	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC

10.33*	Third Amendment to First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC

19.1*	Limoneira Company Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures

Exhibit No.	Description
21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Limoneira Company Amended and Restated Clawback Policy, dated as of October 30, 2023

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2024 and 2023

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Denotes management contracts and compensatory plans or arrangements.

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2024.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on December 23, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Scott S. Slater	Chairman of the Board of Directors
Scott S. Slater

/s/ Harold S. Edwards	Director, President and Chief Executive Officer
Harold S. Edwards	(Principal Executive Officer)

/s/ Mark Palamountain	Executive Vice President, Chief Financial Officer and Treasurer
Mark Palamountain	(Principal Financial and Accounting Officer)

/s/ Gordon E. Kimball	Director
Gordon E. Kimball

/s/ Edgar Terry	Director
Edgar Terry

/s/ Peter J. Nolan	Director
Peter J. Nolan

/s/ Elizabeth Mora	Director
Elizabeth Mora

/s/ Barbara Carbone	Director
Barbara Carbone