Form 10-Q
period 2025-01-31
Limoneira CO
filed 2025-03-12
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2025, there were 18,045,169 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains both historical and forward-looking statements. Forward-looking statements in this Quarterly Report are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include:
•success in executing the Company’s business plans and strategies, including the exploration and outcome of potential strategic alternatives, and managing the risks involved in the foregoing;
•changes in laws, regulations, rules, quotas, tariffs and import laws;
•adverse weather conditions, natural disasters and other adverse natural conditions, including freezes, rains, fires, winds and droughts that affect the production, transportation, storage, import and export of fresh produce;
•market responses to industry volume pressures;
•increased pressure from crop disease, insects and other pests;
•disruption of water supplies or changes in water allocations;
•disruption in the global supply chain;
•product and raw materials supply and pricing;
•energy supply and pricing;
•market response to industry volume pressures;
•changes in currency exchange and interest rates and the impact of inflation;
•availability of financing for land development activities;
•general economic conditions for residential and commercial real estate development;
•political changes and economic crises;
•international conflict;
•acts of terrorism;
•labor disruptions, strikes, shortages or work stoppages;
•the impact of foreign exchange rate movements;
•inability to pay debt obligations;
•ability to maintain compliance with debt covenants under our loan agreements;
•loss of important intellectual property rights;
•market and pricing risks due to concentrated ownership of stock; and
•other factors disclosed in our public filings with the Securities and Exchange Commission (the “SEC”).
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 additional factors that could cause our actual results to differ from our projections or estimates.
The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update these forward-looking statements, even if our situation changes in the future.
All references to “we,” “us,” “our,” “our Company,” “the Company” or “Limoneira” in this Quarterly Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	January 31, 2025	October 31, 2024
Assets
Current assets:
Cash	$1,133	$2,996
Accounts receivable, net	15,927	14,734
Cultural costs	2,123	1,877
Prepaid expenses and other current assets	5,300	3,849
Receivables/other from related parties	3,986	2,390
Total current assets	28,469	25,846
Property, plant and equipment, net	163,854	162,046
Real estate development	10,306	10,201
Equity in investments	81,871	81,546
Goodwill	1,501	1,504
Intangible assets, net	4,796	5,221
Other assets	10,573	12,451
Total assets	$301,370	$298,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,116	$7,260
Growers and suppliers payable	2,004	8,960
Accrued liabilities	9,195	12,483
Payables to related parties	5,806	5,542
Current portion of long-term debt	96	559
Total current liabilities	27,217	34,804
Long-term liabilities:
Long-term debt, less current portion	57,868	40,031
Deferred income taxes	17,677	20,084
Other long-term liabilities	1,254	1,395
Total liabilities	104,016	96,314
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2025 and October 31, 2024) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2025 and October 31, 2024) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2025 and October 31, 2024)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,296,146 and 18,284,148 shares issued and 18,045,169 and 18,033,171 shares outstanding at January 31, 2025 and October 31, 2024, respectively)	180	180
Additional paid-in capital	169,951	170,243
Retained earnings	16,274	20,826
Accumulated other comprehensive loss	(6,881)	(6,614)
Treasury stock, at cost, 250,977 shares at January 31, 2025 and October 31, 2024	(3,493)	(3,493)
Noncontrolling interest	10,513	10,549
Total stockholders’ equity	186,544	191,691
Total liabilities, convertible preferred stock and stockholders’ equity	$301,370	$298,815
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,
	2025	2024
Net revenues:
Agribusiness	$32,852	$38,339
Other operations	1,453	1,392
Total net revenues	34,305	39,731
Costs and expenses:
Agribusiness	33,499	39,114
Other operations	1,171	1,182
Gain on sales of water rights	(1,488)	—
Gain on disposal of assets, net	(6)	(165)
Selling, general and administrative	6,475	7,345
Total costs and expenses	39,651	47,476
Operating loss	(5,346)	(7,745)
Other (expense) income:
Interest income	15	22
Interest expense, net of patronage dividends	(260)	(207)
Equity in earnings of investments, net	102	41
Other income, net	11	22
Total other expense	(132)	(122)
Loss before income tax benefit	(5,478)	(7,867)
Income tax benefit	2,407	4,190
Net loss	(3,071)	(3,677)
Net (gain) loss attributable to noncontrolling interest	(3)	92
Net loss attributable to Limoneira Company	(3,074)	(3,585)
Preferred dividends	(125)	(125)
Net loss applicable to common stock	$(3,199)	$(3,710)

Basic net loss per common share	$(0.18)	$(0.21)

Diluted net loss per common share	$(0.18)	$(0.21)

Weighted-average common shares outstanding-basic	17,791	17,627
Weighted-average common shares outstanding-diluted	17,791	17,627
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2025	2024
Net loss	$(3,071)	$(3,677)
Other comprehensive loss:
Foreign currency translation adjustments	(267)	(467)
Total other comprehensive loss	(267)	(467)
Comprehensive loss	(3,338)	(4,144)
Comprehensive (gain) loss attributable to noncontrolling interest	(3)	92
Comprehensive loss attributable to Limoneira Company	$(3,341)	$(4,052)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,350)	—	—	—	(1,350)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,983	1	863	—	—	—	—	864	—	—
Exchange of common stock	(36,097)	—	(684)	—	—	—	—	(684)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(60)	(60)	—	—
Net loss	—	—	—	(3,585)	—	—	(92)	(3,677)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(467)	—	—	(467)	—	—
Balance at January 31, 2024	18,004,918	$180	$168,620	$13,957	$(6,133)	$(3,493)	$11,057	$184,188	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2025	2024
Operating activities
Net loss	$(3,071)	$(3,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016	2,058
Gain on disposal of assets, net	(6)	(165)
Gain on sales of water rights	(1,488)	—
Stock compensation expense	932	864
Non-cash lease expense	479	420
Equity in earnings of investments, net	(102)	(41)
Deferred income taxes	(2,407)	(4,190)
Other, net	(1)	2
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(1,083)	(1,694)
Cultural costs	(247)	(251)
Prepaid expenses and other current assets	(323)	(196)
Other assets	5	(85)
Accounts payable and growers and suppliers payable	(4,439)	(2,709)
Accrued liabilities and payables to related parties	(3,069)	(160)
Other long-term liabilities	(108)	(447)
Net cash used in operating activities	(12,912)	(10,271)

Investing activities
Capital expenditures	(4,082)	(2,240)
Net proceeds from sales of assets	162	783
Proceeds from sales of water rights	600	—
Cash distributions from Trapani Fresh	41	61
Collection on notes receivable	—	66
Equity investment contributions and capitalized interest	(204)	(294)
Investments in mutual water companies and water rights	(9)	(15)
Net cash used in investing activities	(3,492)	(1,639)

Financing activities
Borrowings of long-term debt	41,040	37,524
Repayments of long-term debt	(23,644)	(26,429)
Principal paid on finance leases and equipment financings	(155)	(121)
Dividends paid – common	(1,353)	(1,350)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(1,224)	(684)
Net cash provided by financing activities	14,539	8,815
Effect of exchange rate changes on cash	2	(9)
Net decrease in cash	(1,863)	(3,104)
Cash at beginning of period	2,996	3,631
Cash at end of period	$1,133	$527

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Three Months Ended January 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$139	$156
Cash paid during the period for income taxes, net	$—	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$451	$116
Accrued contribution obligation of investment in water company	$279	$450
Accrued water rights sale proceeds	$1,140	$—
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
2. Summary of Significant Accounting Policies
Comprehensive Loss
Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive loss relates entirely to foreign currency translation items. Accumulated other comprehensive loss is reported as a component of the Company’s stockholders’ equity.
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
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date
ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specific disclosures include the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, companies will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The effective date of ASU 2024-03 was clarified by ASU 2025-01. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. A public business entity should apply ASU 2024-03 prospectively to financial statements issued for reporting periods beginning after the effective date but may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 16% of revenue for the three months ended January 31, 2025. Two individual customers represented 21% and 12% of accounts receivable, net as of January 31, 2025.
One individual vendor represented 11% of accounts payable as of January 31, 2025.
Lemons procured from third-party growers were 83% and 84% of the Company’s domestic lemon supply for the three months ended January 31, 2025 and 2024, respectively. Three third-party growers and suppliers represented 48%, 16% and 15% of growers and suppliers payable as of January 31, 2025.
The Company maintains its cash in federally insured financial institutions. The account balances at these institutions periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage.
3. Asset Sales and Disposals
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of $187,000 during the quarter ended January 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2025	October 31, 2024
Prepaid supplies and insurance	$2,603	$1,986
Sales tax receivable	138	312
Lemon supplier advances	260	295
Other	2,299	1,256
	$5,300	$3,849
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $10,306,000 and $10,201,000 as of January 31, 2025 and October 31, 2024, respectively.
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB, and sold a 50% interest to Lewis.
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of January 31, 2025 and October 31, 2024, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of February 1, 2023, the interest rate on the Loan transitioned from the London Interbank Offered Rate (“LIBOR”) to the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and was payable monthly. Effective as of February 22, 2024, the Loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate ("SOFR") plus 2.85%. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of January 31, 2025, LLCB had cash and cash equivalents of $62,368,000.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $100,000 and $200,000 to LLCB II during the three months ended January 31, 2025 and 2024, respectively.
Through January 31, 2025, LLCB closed on lot sales representing 1,261 residential units since inception. In June 2024, the Company received a cash distribution of $15,005,000 from LLCB.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2025	October 31, 2024
Limoneira Lewis Community Builders, LLC	$67,962	$67,962
LLCB II, LLC	9,771	9,566
Limco Del Mar, Ltd. ("Del Mar")	2,296	2,198
Rosales	1,341	1,319
Romney Property Partnership	501	501
	$81,871	$81,546
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the three months ended January 31, 2025, this threshold was met for LLCB and thus summarized income statement information for LLCB is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2024, 2023 and 2022 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The following is unaudited summarized financial information for LLCB (in thousands):

	Three Months Ended January 31,
	2025	2024
Revenues	$80	$913
Cost of land sold	(73)	(800)
Operating income (expenses)	547	(21)
Net income	$554	$92
Net income attributable to Limoneira Company	$—	$92
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2024	$1,504
Foreign currency translation adjustment	(3)
Balance at January 31, 2025	$1,501
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Intangible assets consist of the following (in thousands):

	January 31, 2025				October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,359)	749	8	$2,108	$(1,308)	$800	8
Customer relationships	2,707	(1,921)	786	8	2,707	(1,842)	865	8
Non-competition agreement	437	(201)	236	8	437	(187)	250	8
Acquired water and mineral rights	3,025	—	3,025	Indefinite	3,306	—	3,306	Indefinite
	$8,277	$(3,481)	$4,796		$8,558	$(3,337)	$5,221
Amortization expense totaled $144,000 and $179,000 for the three months ended January 31, 2025 and 2024, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
Estimated future amortization expense of intangible assets as of January 31, 2025 is as follows (in thousands):

2025 (remaining nine months)	$433
2026	578
2027	294
2028	294
2029	172
Thereafter	—
$1,771
8. Other Assets
Investments in Mutual Water Companies and Water Rights
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that the Company has invested in and do not constitute voting shares and/or rights. In January 2025, the Company sold water pumping rights in the Santa Paula Basin for $300,000 and the Company recorded a gain on sale of water rights of $288,000. Investments in mutual water companies included in other assets in the consolidated balance sheets as of January 31, 2025 and October 31, 2024 were $6,506,000 and $6,229,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	January 31, 2025	October 31, 2024
Compensation	$1,867	$4,147
Property taxes	585	820
Operating expenses	3,036	3,020
Leases	1,942	2,295
Income taxes payable	456	456
Other	1,309	1,745
	$9,195	$12,483

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2025	October 31, 2024
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 4.35% at January 31, 2025, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$57,846	$40,000
Banco de Chile term loan: The interest rate was fixed at 6.48%.The loan was repaid in January 2025.	—	433
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	118	157
Total long-term debt	57,964	40,590
Less current portion	96	559
Long-term debt, less current portion	$57,868	$40,031
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of January 31, 2025, the Company’s outstanding borrowings under the Supplements were $57,846,000 and it had $57,154,000 available to borrow.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement is based on the SOFR plus or minus an applicable margin. The applicable margin ranges from 1.68% to 2.28% depending on the ratio of current assets, plus the remaining available commitment divided by current liabilities. On each anniversary of July 1, the Company has the option to convert the interest rate in use under the Revolving Credit Supplement from the preceding SOFR-based calculation to a variable interest rate. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is also subject to a financial covenant that requires it to maintain compliance with a specific debt service coverage ratio of 1.25:1.0 on an annual basis. The Company was in compliance with the covenants as of October 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Long-Term Debt (continued)
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $332,000 and $56,000 during the three months ended January 31, 2025 and 2024, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
11. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 18 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2025	2024
Operating lease revenue	$1,328	$1,292
Variable lease revenue	125	100
Total lease revenue	$1,453	$1,392
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
Lease costs consist of the following (in thousands):

	Three Months Ended January 31,
	2025	2024
Operating lease costs	$520	$499
Finance lease costs:
Amortization of lease assets	61	47
Interest on lease liabilities	11	9
Variable lease costs	7	(18)
Short-term lease costs	24	69
Total lease costs	$623	$606

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

11. Leases (continued)
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2025	October 31, 2024
Assets
Operating lease ROU assets	Other assets	$2,127	$2,416
Finance lease assets	Other assets	711	772
		$2,838	$3,188

Liabilities
Current operating lease liabilities	Accrued liabilities	$1,722	$2,075
Current finance lease liabilities	Accrued liabilities	220	220
Non-current operating lease liabilities	Other long-term liabilities	433	400
Non-current finance lease liabilities	Other long-term liabilities	374	418
		$2,749	$3,113
Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$549	$513
Operating cash outflows from finance leases	$11	$9
Financing cash outflows from finance leases	$44	$71
ROU assets obtained in exchange for new operating lease liabilities	$186	$352

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
12. Earnings Per Share
Basic net income or loss per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net income or loss per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of unvested, restricted stock and conversion of preferred stock. The computations for basic and diluted net income or loss per common share are as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2025	2024
Basic net loss per common share:
Net loss applicable to common stock	$(3,199)	$(3,710)
Effect of unvested, restricted stock	(20)	(27)
Numerator: Net loss for basic EPS	(3,219)	(3,737)
Denominator: Weighted average common shares–basic	17,791	17,627
Basic net loss per common share	$(0.18)	$(0.21)

Diluted net loss per common share:
Net loss for basic EPS	$(3,219)	$(3,737)
Effect of dilutive preferred stock	—	—
Numerator: Net loss for diluted EPS	(3,219)	(3,737)
Weighted average common shares–basic	17,791	17,627
Effect of dilutive preferred stock	—	—
Denominator: Weighted average common shares–diluted	17,791	17,627
Diluted net loss per common share	$(0.18)	$(0.21)
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three months ended January 31, 2025 and 2024.
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		January 31, 2025			October 31, 2024
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$288	$685	$—	$526	$105
5	YMIDD	$105	$—	$—	$206	$—	$—
6	FGF	$3,881	$583	$837	$2,184	$2,383	$837
7	LLCB	$—	$—	$3,444	$—	$—	$3,444
9	Rosales	$—	$—	$840	$—	$—	$629
10	Del Mar	$—	$—	$—	$—	$—	$527

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended January 31, 2025				Three Months Ended January 31, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$236	$—	$—	$—	$221	$—	$—
2	Mutual water companies	$—	$—	$654	$—	$—	$—	$549	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$489	$—
5	YMIDD	$306	$—	$5	$—	$318	$—	$—	$—
6	FGF	$83	$50	$—	$—	$83	$50	$—	$—
8	Principal Owner	$—	$—	$—	$245	$—	$—	$—	$224
9	Rosales	$1,355	$—	$44	$—	$1,323	$—	$49	$—
10	Del Mar	$43	$—	$—	$—	$—	$—	$—	$—
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
(5) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and has a receivable outstanding.
(6) FGF Trapani ("FGF") - FGF is a 49% partner in Trapani Fresh joint venture in Argentina and the Company has a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
(7) LLCB - The Company entered into a joint venture with Lewis for the residential development of our East Area I real estate development project and formed LLCB as the development entity. Refer to Note 5 - Real Estate Development.
(8) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
(9) Rosales - The Company has an equity interest in Rosales as noted in Note 6 - Equity in Investments. The Company recognizes lemon and orange sales to Rosales, procures lemons and oranges from Rosales and has amounts due from and due to Rosales for such sales and purchases.
(10) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as noted in Note 6 - Equity in Investments. The Company provides Del Mar with farm management services and Del Mar markets lemons through the Company. The Company has a payable due to Del Mar for such lemon procurement.
14. Income Taxes
The effective tax rate for the three months ended January 31, 2025 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of January 31, 2025. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of January 31, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
15. Commitments and Contingencies
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
16. Stock-based Compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant, and all are classified as equity awards.
Management Performance Awards
Certain time-based restricted stock grants are made to management under the Stock Plan and generally vest over a three-year period as service is provided.
During November 2024, 20,555 shares of restricted stock with a per share price of $25.54 were granted to management. The related compensation expense of $525,000 will be recognized over three years as the shares vest.
During December 2024, 6,194 shares of restricted stock with a per share price of $26.30 were granted to management. The related compensation expense of $163,000 will be recognized over three years as the shares vest.
In November and December 2024, the Company entered into Performance Share-Based Award Agreements with members of management whereby the employees may be granted up to a maximum of 53,498 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period.
Executive Awards
Certain time-based restricted stock grants are made to key executives under the Stock Plan and generally vest over a three-year period as service is provided.
During November 2024, 29,366 shares of restricted stock with a per share price of $25.54 were granted to key executives. The related compensation expense of $750,000 will be recognized over three years as the shares vest.
In fiscal year 2022, the Company entered into Retention Bonus Agreements with key executives (collectively, the “Retention Bonus Agreements”) whereby the executives will be eligible to receive cash and restricted stock grants upon the occurrence of certain events. During December 2024, the Company granted 2,972 shares of restricted stock with a per share price of $26.30 to key executives related to the Retention Bonus Agreements. The related compensation expense of $78,000 will be recognized over the next year as the shares vest.
In November 2024, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted up to a maximum of 58,732 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period.
Director Awards
Certain time-based restricted stock grants are made on an annual basis to non-employee directors under the Stock Plan and generally vest after a one-year period as service is provided.
Exchange of Common Stock
During the three months ended January 31, 2025 and 2024, members of management exchanged 47,089 and 36,097 shares of common stock with fair values totaling $1,224,000 and $684,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, farming and harvest costs and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and lemon packing costs. The lemon packing segment revenues include intersegment revenues between fresh lemons and lemon packing. The intersegment revenues are included gross in the segment note and a separate line item is shown as an elimination. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment primarily includes sales, farm management, farming and harvest costs, brokered fruit costs of oranges and specialty citrus, wine grapes, fallowing revenue, shipping revenue and shipping costs.
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, gain on disposal of assets, net, gain on sales of water rights, total other expense and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on the Company's orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.
Segment information for the three months ended January 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$23,716	$4,545	$—	$162	$4,429	$32,852	$1,453	$34,305
Intersegment revenues	—	7,270	(7,270)	—	—	—	—	—
Total net revenues	23,716	11,815	(7,270)	162	4,429	32,852	1,453	34,305
Costs and expenses	24,429	10,591	(7,270)	37	3,938	31,725	5,910	37,635
Depreciation and amortization	—	—	—	—	—	1,774	242	2,016
Operating (loss) income	$(713)	$1,224	$—	$125	$491	$(647)	$(4,699)	$(5,346)
Segment information for the three months ended January 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,384	$5,592	$—	$—	$5,363	$38,339	$1,392	$39,731
Intersegment revenues	—	6,716	(6,716)	—	—	—	—	—
Total net revenues	27,384	12,308	(6,716)	—	5,363	38,339	1,392	39,731
Costs and expenses	28,841	10,718	(6,716)	—	4,527	37,370	8,048	45,418
Depreciation and amortization	—	—	—	—	—	1,744	314	2,058
Operating (loss) income	$(1,457)	$1,590	$—	$—	$836	$(775)	$(6,970)	$(7,745)
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended January 31,
	2025	2024
Oranges	$1,568	$1,141
Specialty citrus and wine grapes	503	1,086
Farm management	1,181	2,048
Other	1,177	1,088
Other agribusiness revenues	$4,429	$5,363

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Subsequent Events
The Company evaluated events subsequent to January 31, 2025 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest citrus growers and according to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,100 acres of lemons, 1,400 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
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
Business Division Summary
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which primarily includes oranges, specialty citrus, wine grapes and farm management services. The agribusiness division includes our core operations of farming, harvesting, lemon packing and lemon sales operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.
Agribusiness Summary
We market and sell citrus directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, and certain other international markets. We sell our avocados and oranges to third-party packinghouses. Additionally, we sell our wine grapes to various wine producers.
Historically, our agribusiness division has been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs, also referred to as growing costs, in our agribusiness division tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter, coinciding with the increasing production and revenue.

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
Our avocado plantings have been profitable and historically have been pursued to diversify our product line. We plan to expand our avocado production by 1,000 acres through fiscal year 2027 to capitalize on robust consumer demand trends.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,700 acre-feet of water rights in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,500 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
Southern California is experiencing below average precipitation for the 2024 - 2025 rainfall season. As of January 31, 2025, Ventura County was experiencing extreme drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2024, the U.S. Bureau of Reclamation announced that Lake Mead will continue to operate in a Tier 1 shortage in 2025, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. In response to this and prior years’ water shortages, we entered into fallowing agreements during fiscal years 2022 and 2023 and in February 2025, extended an existing fallowing agreement through calendar year 2026. We continue to assess the impact these ongoing water reductions may have on our Arizona orchards.

Recent Developments
On December 1, 2023, we announced the commencement of a strategic review process to explore potential alternatives aimed at maximizing stockholder value. Potential strategic alternatives could include, but are not limited to, a sale of all or parts of the Company and its assets, a merger or other transaction. The Board has not set a timetable for completion of the review and no transaction or other outcome is guaranteed to take place. At this time, we cannot predict the impact that such strategic alternatives might have on our business, operations or financial condition.
In January 2025, we completed three separate sale transactions of Santa Paula Basin water pumping rights at a selling price of $30,000 per acre-foot, totaling $1.7 million and recorded a gain on sales of water rights of $1.5 million.
On December 17, 2024, we declared a cash dividend of $0.075 per common share payable on January 15, 2025, in the aggregate amount of $1.4 million to common stockholders of record as of December 30, 2024.
Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2025	2024
Net revenues:
Agribusiness	$32,852	$38,339
Other operations	1,453	1,392
Total net revenues	34,305	39,731
Costs and expenses:
Agribusiness	33,499	39,114
Other operations	1,171	1,182
Gain on sales of water rights	(1,488)	—
Gain on disposal of assets, net	(6)	(165)
Selling, general and administrative	6,475	7,345
Total costs and expenses	39,651	47,476
Operating (loss) income:
Agribusiness	(647)	(775)
Other operations	282	210
Gain on sales of water rights	1,488	—
Gain on disposal of assets, net	6	165
Selling, general and administrative	(6,475)	(7,345)
Operating loss	(5,346)	(7,745)
Other (expense) income:
Interest income	15	22
Interest expense, net of patronage dividends	(260)	(207)
Equity in earnings of investments, net	102	41
Other income, net	11	22
Total other expense	(132)	(122)
Loss before income tax benefit	(5,478)	(7,867)
Income tax benefit	2,407	4,190
Net loss	(3,071)	(3,677)
Net (gain) loss attributable to noncontrolling interest	(3)	92
Net loss attributable to Limoneira Company	$(3,074)	$(3,585)

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation and gain on disposal of assets, net are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended January 31,
	2025	2024
Net loss attributable to Limoneira Company	$(3,074)	$(3,585)
Interest income	(15)	(22)
Interest expense, net of patronage dividends	260	207
Income tax benefit	(2,407)	(4,190)
Depreciation and amortization	2,016	2,058
EBITDA	$(3,220)	$(5,532)
Stock-based compensation	932	864
Gain on disposal of assets, net	(6)	(165)
Adjusted EBITDA	$(2,294)	$(4,833)
Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024
Revenues
Total net revenues for the three months ended January 31, 2025, were $34.3 million, compared to $39.7 million for the same period of 2024. The 14% decrease of $5.4 million was primarily due to decreased agribusiness revenues from lemons, specialty citrus and wine grapes and farm management, partially offset by increased agribusiness revenues from oranges, as detailed below ($ in thousands):

	Three Months Ended January 31,
	2025	2024	Change
Lemons	$28,261	$32,976	$(4,715)	(14)%
Avocados	162	—	162	—%
Oranges	1,568	1,141	427	37%
Specialty citrus and wine grapes	503	1,086	(583)	(54)%
Farm management	1,181	2,048	(867)	(42)%
Other	1,177	1,088	89	8%
Agribusiness revenues	$32,852	$38,339	$(5,487)	(14)%
•Lemons: The decrease for the first quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices of fresh lemons sold. Fresh lemon sales were $21.2 million and $23.9 million, in aggregate, on 1,147,000 and 1,137,000 cartons of lemons sold at average per carton prices of $18.44 and $21.06 for the first quarter of fiscal years 2025 and 2024, respectively. Lemon revenues included brokered lemons and other lemon sales of $2.2 million and $2.9 million, lemon packing of $4.5 million and $5.6 million and lemon by-product sales of $0.4 million and $0.5 million, for the first quarter of fiscal years 2025 and 2024, respectively.
•Avocados: During the first quarter of fiscal year 2025, 73,000 pounds of avocados were sold at an average per pound price of $2.25. Due to harvest timing, no avocado sales were recorded for the first quarter of fiscal year 2024.

•Oranges: The increase for the first quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to higher prices, partially offset by decreased volume of oranges sold. We sold 75,000 and 80,000 cartons of oranges at an average per carton price of $20.91 and $14.26, for the first quarter of fiscal years 2025 and 2024, respectively.
•Specialty citrus and wine grapes: Specialty citrus revenue for the first quarters of fiscal years 2025 and 2024 was $0.5 million. Due to harvest timing, no wine grape revenue was recorded for the first quarter of fiscal year 2025, compared to $0.6 million in the first quarter of fiscal year 2024.
•Farm management: Farm management revenue is comprised primarily of Northern Properties farming, management and operations services. The decrease in farm management revenues for the first quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to farm management decisions based on weather and crop conditions.
•Other: Other revenue is comprised primarily of fallowing and shipping revenue. Other revenue for the first quarter of fiscal year 2025 was similar to the same period of fiscal year 2024.
Other operations revenue for the first quarter of fiscal years 2025 and 2024 were $1.5 million and $1.4 million, respectively.
Costs and Expenses
Total costs and expenses for the three months ended January 31, 2025, were $39.7 million, compared to $47.5 million for the same period of fiscal year 2024. The 17% decrease of $7.8 million was primarily due to gains on sales of water rights and decreases in agribusiness costs and expenses and selling, general and administrative expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended January 31,
	2025	2024	Change
Packing costs	$10,591	$10,718	$(127)	(1)%
Harvest costs	1,821	1,933	(112)	(6)%
Growing costs	4,262	6,192	(1,930)	(31)%
Third-party grower and supplier costs	14,352	17,723	(3,371)	(19)%
Other costs	699	804	(105)	(13)%
Depreciation and amortization	1,774	1,744	30	2%
Agribusiness costs and expenses	$33,499	$39,114	$(5,615)	(14)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. We packed and sold 1,147,000 and 1,137,000 cartons of lemons at average per carton costs of $9.23 and $9.43, for the first quarter of fiscal years 2025 and 2024, respectively.
•Harvest costs: The decrease for the first quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased wine grapes harvested due to harvest timing.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first quarter of fiscal year 2025, compared to the same period for fiscal year 2024, was primarily due to farm management decisions based on weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the first quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices of third-party grower fruit. We incurred costs for third-party grower fruit of $11.7 million and $14.7 million for the first quarter of fiscal years 2025 and 2024, respectively. Of the 1,147,000 and 1,137,000 cartons of lemons packed and sold, 953,000 (83%) and 952,000 (84%) were procured from third-party growers at average per carton prices of $12.23 and $15.41 for the first quarter of fiscal years 2025 and 2024, respectively. Additionally, we incurred $2.7 million and $3.0 million of costs for brokered fruit for the first quarter of fiscal years 2025 and 2024, respectively.
•Other costs: Other costs for the first quarter of fiscal year 2025 were similar to the same period of fiscal year 2024.
•Depreciation and amortization: Depreciation and amortization expense for the first quarter of fiscal year 2025 was similar to the same period of fiscal year 2024.

Other operations expenses were $1.2 million for the first quarters of fiscal years 2025 and 2024.
Gain on sales of water rights was $1.5 million for the first quarter of fiscal year 2025 due to three separate sale transactions of Santa Paula Basin water pumping rights.
Gain on disposal of assets, net was immaterial and $0.2 million for the first quarter of fiscal years 2025 and 2024, respectively. The decrease was due to a sale of real property located in Yuma, Arizona in the first quarter of fiscal year 2024.
Selling, general and administrative costs and expenses were $6.5 million and $7.3 million for the first quarter of fiscal years 2025 and 2024, respectively. The 12% decrease of $0.8 million was primarily due to:
•$0.4 million net decrease in consulting and legal fees primarily associated with our strategic initiatives;
•$0.1 million net decrease in salaries, benefits and incentive compensation; and
•$0.3 million net decrease in other selling, general and administrative expenses.
Other (Expense) Income
Total other expense was $0.1 million for the first quarters of fiscal years 2025 and 2024.
We recorded an estimated income tax benefit of $2.4 million and $4.2 million for the first quarter of fiscal years 2025 and 2024 on pre-tax loss of $5.5 million and $7.9 million, respectively. The tax benefit recorded for the first quarter of fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2025, excluding discrete items, is approximately 43.1%.
Net (Gain) Loss Attributable to Noncontrolling Interest
Net (gain) loss attributable to noncontrolling interest represents 10% of PDA’s net income or loss for the period and 49% of Trapani Fresh’s net loss for the period.
Segment Results of Operations
We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. See Note 17 - Segment Information for additional information regarding our operating segments.

Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024
The following table shows the segment results of operations for the three months ended January 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$23,716	$4,545	$—	$162	$4,429	$32,852	$1,453	$34,305
Intersegment revenues	—	7,270	(7,270)	—	—	—	—	—
Total net revenues	23,716	11,815	(7,270)	162	4,429	32,852	1,453	34,305
Costs and expenses	24,429	10,591	(7,270)	37	3,938	31,725	5,910	37,635
Depreciation and amortization	—	—	—	—	—	1,774	242	2,016
Operating (loss) income	$(713)	$1,224	$—	$125	$491	$(647)	$(4,699)	$(5,346)
The following table shows the segment results of operations for the three months ended January 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$27,384	$5,592	$—	$—	$5,363	$38,339	$1,392	$39,731
Intersegment revenues	—	6,716	(6,716)	—	—	—	—	—
Total net revenues	27,384	12,308	(6,716)	—	5,363	38,339	1,392	39,731
Costs and expenses	28,841	10,718	(6,716)	—	4,527	37,370	8,048	45,418
Depreciation and amortization	—	—	—	—	—	1,744	314	2,058
Operating (loss) income	$(1,457)	$1,590	$—	$—	$836	$(775)	$(6,970)	$(7,745)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $23.7 million for the first quarter of fiscal year 2025, compared to $27.4 million for the same period in fiscal year 2024. The (13)% decrease of $3.7 million was primarily due to:
•Fresh packed lemon sales decrease of $2.8 million;
•Lemon by-products sales decrease of $0.2 million; and
•Brokered lemons and other lemon sales decrease of $0.7 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs, cost of lemons we procure from third-party growers and suppliers and packing service charges incurred from the lemon packing segment to pack lemons for sale. For the first quarter of fiscal years 2025 and 2024, our fresh lemons segment costs and expenses were $24.4 million and $28.8 million, respectively. The 15% decrease of $4.4 million was primarily due to:
•Growing costs decrease of $0.9 million;
•Third-party grower and supplier costs decrease of $4.2 million;
•Harvest costs increase of $0.1 million; and
•Intersegment costs and expenses increase of $0.6 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. For the first quarter of fiscal years 2025 and 2024, our lemon packing segment total net revenues were $11.8 million and $12.3 million, respectively. The 4% decrease of $0.5 million was primarily due to decreased packing revenue.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. Our lemon packing costs and expenses were $10.6 million and $10.7 million, for the first quarter of fiscal years 2025 and 2024, respectively.
Lemon packing segment operating income per carton sold was $1.07 and $1.40, for the first quarter of fiscal years 2025 and 2024, respectively.

The lemon packing segment included $7.3 million and $6.7 million of intersegment revenues for the first quarter of fiscal years 2025 and 2024, respectively, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
For the first quarter of fiscal year 2025, our avocados segment had revenues of $0.2 million, compared to no revenues in the same period of fiscal year 2024.
Costs and expenses associated with our avocados segment include growing and harvest costs.
Other Agribusiness
Our other agribusiness segment total net revenues were $4.4 million and $5.4 million for the first quarter of fiscal years 2025 and 2024, respectively. The 18% decrease of $1.0 million was primarily due to:
•Farm management revenues decrease of $0.9 million;
•Specialty citrus and wine grapes revenues decrease of $0.6 million;
•Oranges revenues increase of $0.4 million; and
•Other revenues increase of $0.1 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $3.9 million and $4.5 million for the first quarter of fiscal years 2025 and 2024, respectively. The 13% decrease of $0.6 million was primarily due to:
•Growing costs decrease of $1.1 million;
•Harvest costs decrease of $0.2 million;
•Shipping costs decrease of $0.1 million; and
•Brokered fruit costs increase of $0.8 million.
Total agribusiness depreciation and amortization expenses were $1.8 million and $1.7 million for the first quarter of fiscal years 2025 and 2024, respectively.
Corporate and Other
Our corporate and other operations had revenues of $1.5 million and $1.4 million for the first quarter of fiscal years 2025 and 2024, respectively.
Costs and expenses in our corporate and other operations were $5.9 million and $8.0 million for the first quarter of fiscal years 2025 and 2024, respectively, and include selling, general and administrative costs and expenses, gain on sales of water rights and gain on disposal of assets, which are not allocated to the operating segments. Depreciation and amortization expenses for the first quarter of fiscal years 2025 and 2024 were $0.2 million and $0.3 million, respectively.
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

Results of Operations for the Trailing Twelve Months Ended January 31, 2025 and 2024
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2025	2024
Net revenues:
Agribusiness	$180,436	$176,192
Other operations	5,641	5,538
Total net revenues	186,077	181,730
Costs and expenses:
Agribusiness	159,192	167,042
Other operations	5,263	4,556
Impairment of intangible asset	643	—
Gain on sales of water rights	(1,488)	—
(Gain) loss on disposal of assets	(348)	10,728
Gain on legal settlement	—	(2,269)
Selling, general and administrative	26,594	24,520
Total costs and expenses	189,856	204,577
Operating loss	(3,779)	(22,847)
Other income (expense):
Interest income	111	378
Interest (expense), net of patronage dividends	(1,014)	471
Equity in earnings of investments, net	18,417	5,110
Other income, net	201	23
Total other income	17,715	5,982
Income (loss) before income tax (provision) benefit	13,936	(16,865)
Income tax (provision) benefit	(6,156)	6,770
Net income (loss)	7,780	(10,095)
Loss attributable to noncontrolling interest	447	278
Net income (loss) attributable to Limoneira Company	$8,227	$(9,817)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues increased $4.3 million, primarily due to higher avocado revenue, partially offset by decreased lemon and farm management revenue.
•Total costs and expenses decreased $14.7 million, primarily due to decreased agribusiness costs, increased gain on sales of water rights and decreased loss on disposal of assets, partially offset by increased selling, general and administrative expenses and decreased gain on legal settlement.
•Total other income increased $11.7 million, primarily due to increased equity in earnings of investments, net related to LLCB, partially offset by an increase in interest expense, net of patronage dividends.
•Income tax provision increased $12.9 million, primarily due to increased pre-tax income of $30.8 million.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of January 31, 2025, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $12.9 million and $10.3 million for the three months ended January 31, 2025 and 2024, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net loss was $3.1 million and $3.7 million for the three months ended January 31, 2025 and 2024, respectively. The components of net loss for the three months ended January 31, 2025, compared to the net loss in the same period for fiscal year 2024, consist of a decrease in operating loss of $2.4 million, partially offset by a decrease in income tax benefit of $1.8 million.
•Adjustments to reconcile net loss to net cash used in operating activities:
◦Adjustments were $(0.6) million and $(1.1) million for the three months ended January 31, 2025 and 2024, respectively, primarily related to gain on sales of water rights and deferred income taxes.
◦Changes in operating assets and liabilities used $9.3 million and $5.5 million of operating cash for the three months ended January 31, 2025 and 2024, respectively, primarily related to accounts receivables and receivables/other from related parties, accounts payable and growers and suppliers payable, and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.5 million and $1.6 million for the three months ended January 31, 2025 and 2024, respectively.
▪The $3.5 million of cash used in investing activities for the three months ended January 31, 2025 was comprised primarily of capital expenditures of $4.1 million, mainly related to orchard and vineyard development, partially offset by proceeds from sales of water rights of $0.6 million.
▪The $1.6 million of cash used in investing activities for the three months ended January 31, 2024 was comprised primarily of capital expenditures of $2.2 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $0.3 million, partially offset by net proceeds from sales of assets of $0.8 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $14.5 million and $8.8 million for the three months ended January 31, 2025 and 2024, respectively.
•The $14.5 million of cash provided by financing activities for the three months ended January 31, 2025 was comprised primarily of net borrowings of long-term debt of $17.4 million, partially offset by common and preferred dividends of $1.5 million and the exchange of common stock of $1.2 million.
•The $8.8 million of cash provided by financing activities for the three months ended January 31, 2024 was comprised primarily of net borrowings of long-term debt of $11.1 million, partially offset by common and preferred dividends of $1.5 million and the exchange of common stock of $0.7 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Credit Facility with AgWest Farm Credit, formerly known as Farm Credit West, (the "Lender"), which includes the Master Loan Agreement (the “MLA”), a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”), and a Fixed Interest Rate Agreement, which extends principal repayment to July 1, 2026. The MLA governs the terms of the Supplements. In addition, we have COVID-19 loans in Chile. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of January 31, 2025, our outstanding borrowings under the AgWest Farm Credit Facility were $57.8 million and we had $57.2 million of availability.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio of 1.25:1.0 on an annual basis. We were in compliance wtih the covenants as of October 31, 2024.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million for the three months ended January 31, 2025 and 2024.
Cash dividends declared for the three months ended January 31, 2025 and 2024 were $0.075 per common share. Such dividends paid were $1.4 million for the three months ended January 31, 2025 and 2024.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of January 31, 2025, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024. Please refer to that filing for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Quarterly Report for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of January 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2025, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1 regarding our legal proceedings is incorporated by reference herein from Part I, Item 1 Note 15 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2025, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2024 - November 30, 2024	—	$—	—	—
December 1, 2024 - December 31, 2024	47,089	$25.99	—	—
January 1, 2025 - January 31, 2025	—	$—	—	—
Total	47,089		—	—
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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Loss (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 has been formatted in Inline XBRL

†	Denotes management contracts and compensatory plans or arrangements.

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

March 12, 2025	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2025	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)