Form 10-Q
period 2025-04-30
Limoneira CO
filed 2025-06-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2025, there were 18,069,029 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains both historical and forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements in this Quarterly Report are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include:
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
•government restrictions on land use;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	April 30, 2025	October 31, 2024
Assets
Current assets:
Cash	$2,083	$2,996
Accounts receivable, net	15,751	14,734
Cultural costs	3,036	1,877
Prepaid expenses and other current assets	4,931	3,849
Receivables/other from related parties	4,033	2,390
Total current assets	29,834	25,846
Property, plant and equipment, net	165,071	162,046
Real estate development	10,270	10,201
Equity in investments	74,073	81,546
Goodwill	1,505	1,504
Intangible assets, net	4,716	5,221
Other assets	11,158	12,451
Total assets	$296,627	$298,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,121	$7,260
Growers and suppliers payable	6,315	8,960
Accrued liabilities	7,947	12,483
Payables to related parties	5,072	5,542
Current portion of long-term debt	72	559
Total current liabilities	28,527	34,804
Long-term liabilities:
Long-term debt, less current portion	54,929	40,031
Deferred income taxes	17,964	20,084
Other long-term liabilities	1,746	1,395
Total liabilities	103,166	96,314
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2025 and October 31, 2024) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2025 and October 31, 2024) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2025 and October 31, 2024)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,320,006 and 18,284,148 shares issued and 18,069,029 and 18,033,171 shares outstanding at April 30, 2025 and October 31, 2024, respectively)	181	180
Additional paid-in capital	170,399	170,243
Retained earnings	11,434	20,826
Accumulated other comprehensive loss	(6,379)	(6,614)
Treasury stock, at cost, 250,977 shares at April 30, 2025 and October 31, 2024	(3,493)	(3,493)
Noncontrolling interest	10,509	10,549
Total stockholders’ equity	182,651	191,691
Total liabilities, convertible preferred stock and stockholders’ equity	$296,627	$298,815
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net revenues:
Agribusiness	$33,582	$43,257	$66,434	$81,596
Other operations	1,537	1,349	2,990	2,741
Total net revenues	35,119	44,606	69,424	84,337
Costs and expenses:
Agribusiness	31,704	40,436	65,203	79,550
Other operations	1,009	1,429	2,180	2,611
Gain on sales of water rights	—	—	(1,488)	—
Loss (gain) on disposal of assets, net	18	48	12	(117)
Selling, general and administrative	5,733	7,368	12,208	14,713
Total costs and expenses	38,464	49,281	78,115	96,757
Operating loss	(3,345)	(4,675)	(8,691)	(12,420)
Other income (expense):
Interest income	13	14	28	36
Interest expense, net of patronage dividends	(228)	(351)	(488)	(558)
Equity in earnings of investments, net	491	16,592	593	16,633
Other income, net	5	197	16	219
Total other income	281	16,452	149	16,330
(Loss) income before income tax (provision) benefit	(3,064)	11,777	(8,542)	3,910
Income tax (provision) benefit	(301)	(5,222)	2,106	(1,032)
Net (loss) income	(3,365)	6,555	(6,436)	2,878
Net loss attributable to noncontrolling interest	4	12	1	104
Net (loss) income attributable to Limoneira Company	(3,361)	6,567	(6,435)	2,982
Preferred dividends	(126)	(126)	(251)	(251)
Net (loss) income applicable to common stock	$(3,487)	$6,441	$(6,686)	$2,731

Basic net (loss) income per common share	$(0.20)	$0.36	$(0.38)	$0.15

Diluted net (loss) income per common share	$(0.20)	$0.35	$(0.38)	$0.15

Weighted-average common shares outstanding-basic	17,825	17,707	17,808	17,677
Weighted-average common shares outstanding-diluted	17,825	18,362	17,808	17,677
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net (loss) income	$(3,365)	$6,555	$(6,436)	$2,878
Other comprehensive income (loss):
Foreign currency translation adjustments	502	(237)	235	(704)
Total other comprehensive income (loss)	502	(237)	235	(704)
Comprehensive (loss) income	(2,863)	6,318	(6,201)	2,174
Comprehensive loss attributable to noncontrolling interest	4	12	1	104
Comprehensive (loss) income attributable to Limoneira Company	$(2,859)	$6,330	$(6,200)	$2,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,540	1	550	—	—	—	—	551	—	—
Exchange of common stock	(6,680)	—	(102)	—	—	—	—	(102)	—	—
Net loss	—	—	—	(3,361)	—	—	(4)	(3,365)	—	—
Other comprehensive income	—	—	—	—	502	—	—	502	—	—
Balance at April 30, 2025	18,069,029	$181	$170,399	$11,434	$(6,379)	$(3,493)	$10,509	$182,651	$1,479	$9,331

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2023	17,941,032	$179	$168,441	$19,017	$(5,666)	$(3,493)	$11,209	$189,687	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,350)	—	—	—	(1,350)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,983	1	863	—	—	—	—	864	—	—
Exchange of common stock	(36,097)	—	(684)	—	—	—	—	(684)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(60)	(60)	—	—
Net loss	—	—	—	(3,585)	—	—	(92)	(3,677)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(467)	—	—	(467)	—	—
Balance at January 31, 2024	18,004,918	$180	$168,620	$13,957	$(6,133)	$(3,493)	$11,057	$184,188	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,348)	—	—	—	(1,348)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,808	1	1,070	—	—	—	—	1,071	—	—
Exchange of common stock	(63,070)	(1)	(1,150)	—	—	—	—	(1,151)	—	—
Net income (loss)	—	—	—	6,567	—	—	(12)	6,555	—	—
Other comprehensive loss, net of tax	—	—	—	—	(237)	—	—	(237)	—	—
Balance at April 30, 2024	17,972,656	$180	$168,540	$19,050	$(6,370)	$(3,493)	$11,045	$188,952	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended April 30,
	2025	2024
Operating activities
Net (loss) income	$(6,436)	$2,878
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,125	4,158
Loss (gain) on disposal of assets, net	12	(117)
Gain on sales of water rights	(1,488)	—
Stock compensation expense	1,483	1,935
Non-cash lease expense	970	896
Equity in earnings of investments, net	(593)	(16,633)
Cash distributions from equity investments	10,092	—
Deferred income taxes	(2,106)	1,032
Other, net	(14)	12
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(933)	(7,157)
Cultural costs	(1,158)	(1,099)
Prepaid expenses and other current assets	(856)	(325)
Other assets	795	(106)
Accounts payable and growers and suppliers payable	(1,553)	467
Accrued liabilities and payables to related parties	(5,422)	1,923
Income taxes payable	(680)	(259)
Other long-term liabilities	(222)	(900)
Net cash used in operating activities	(3,984)	(13,295)

Investing activities
Capital expenditures	(6,477)	(3,714)
Net proceeds from sales of assets	172	935
Proceeds from sales of water rights	1,740	—
Cash distributions from Trapani Fresh	41	61
Collection on notes receivable	68	66
Equity investment contributions and capitalized interest	(2,007)	(221)
Investments in mutual water companies and water rights	(43)	(47)
Net cash used in investing activities	(6,506)	(2,920)

Financing activities
Borrowings of long-term debt	76,064	71,529
Repayments of long-term debt	(61,653)	(52,367)
Principal paid on finance leases and equipment financings	(574)	(362)
Dividends paid – common	(2,706)	(2,698)
Dividends paid – preferred	(251)	(251)
Exchange of common stock	(1,326)	(1,835)
Net cash provided by financing activities	9,554	14,016
Effect of exchange rate changes on cash	23	(30)
Net decrease in cash	(913)	(2,229)
Cash at beginning of period	2,996	3,631
Cash at end of period	$2,083	$1,402

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Six Months Ended April 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$400	$451
Cash paid during the period for income taxes, net	$694	$259
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$697	$390
Accrued contribution obligation of investment in water company	$450	$450
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
2. Summary of Significant Accounting Policies
Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss relates entirely to foreign currency translation items. Accumulated other comprehensive loss is reported as a component of the Company’s stockholders’ equity.
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
These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning November 1, 2026. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. On February 11, 2025, the SEC indicated it would ask the court to hold on scheduling further arguments while the SEC reassessed its position in the litigation. Subsequently, on March 27, 2025, the SEC voted to cease defending the rule in court. Despite withdrawing its defense, the SEC has not formally rescinded the rule. The Company is continuing to evaluate the potential impact of these final rules on its consolidated financial statements and disclosures.
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
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 17% of revenue for the six months ended April 30, 2025. Two individual customers represented 15% and 11% of accounts receivable, net as of April 30, 2025.
One individual vendor represented 11% of accounts payable as of April 30, 2025.
Lemons procured from third-party growers were 88% and 79% of the Company’s domestic lemon supply for the six months ended April 30, 2025 and 2024, respectively. Two third-party growers represented 52% and 22% of growers and suppliers payable as of April 30, 2025.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2025	October 31, 2024
Prepaid supplies and insurance	$3,010	$1,986
Sales tax receivable	71	312
Income taxes receivable	224	—
Lemon supplier advances	111	295
Other	1,515	1,256
	$4,931	$3,849
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $10,270,000 and $10,201,000 as of April 30, 2025 and October 31, 2024, respectively.
East Area I, Retained Property and East Area II
In fiscal year 2005, the Company began capitalizing the costs of two real estate development projects east of Santa Paula, California, for the development of 550 acres of land into residential units, commercial buildings and civic facilities. In November 2015 (the “Transaction Date”), the Company entered into a joint venture with The Lewis Group of Companies (“Lewis”) for the residential development of its East Area I real estate development project. To consummate the transaction, the Company formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed its East Area I property to LLCB and sold a 50% interest to Lewis.
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of April 30, 2025 and October 31, 2024, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. The interest rate on the Loan was Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and was payable monthly. Effective as of February 22, 2024, the Loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate (“SOFR”) plus 2.85%. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of April 30, 2025, LLCB had cash and cash equivalents of $37,307,000.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $1,775,000 and $200,000 to LLCB II during the six months ended April 30, 2025 and 2024, respectively.
Through April 30, 2025, LLCB closed on lot sales representing 1,261 residential units since inception. The Company received cash distributions of $10,004,000 in April 2025 and $15,005,000 in June 2024 from LLCB.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2025	October 31, 2024
Limoneira Lewis Community Builders, LLC	$58,455	$67,962
LLCB II, LLC	11,422	9,566
Limco Del Mar, Ltd. (“Del Mar”)	2,424	2,198
Rosales	1,271	1,319
Romney Property Partnership	501	501
	$74,073	$81,546
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the six months ended April 30, 2025, this threshold was not met for any equity investments. The threshold was met for LLCB during the year-to-date interim period for the six months ended April 30, 2024, and thus summarized income statement information for LLCB is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2024, 2023 and 2022 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The following is unaudited summarized financial information for LLCB (in thousands):

	Six Months Ended April 30,
	2025	2024
Revenues	$641	$94,540
Cost of land sold	(583)	(54,089)
Operating income (expenses)	931	(135)
Net income	$989	$40,316
Net income attributable to Limoneira Company	$518	$19,455
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2024	$1,504
Foreign currency translation adjustment	1
Balance at April 30, 2025	$1,505
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Intangible assets consist of the following (in thousands):

	April 30, 2025				October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,411)	697	8	$2,108	$(1,308)	$800	8
Customer relationships	2,707	(2,001)	706	8	2,707	(1,842)	865	8
Non-competition agreement	437	(214)	223	8	437	(187)	250	8
Acquired water and mineral rights	3,090	—	3,090	Indefinite	3,306	—	3,306	Indefinite
	$8,342	$(3,626)	$4,716		$8,558	$(3,337)	$5,221
Amortization expense totaled $145,000 and $177,000 for the three months ended April 30, 2025 and 2024, respectively. Amortization expense totaled $289,000 and $356,000 for the six months ended April 30, 2025 and 2024, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
Estimated future amortization expense of intangible assets as of April 30, 2025 is as follows (in thousands):

2025 (remaining six months)	$289
2026	578
2027	294
2028	294
2029	171
Thereafter	—
$1,626
8. Other Assets
Investments in Mutual Water Companies and Water Rights
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that the Company has invested in and do not constitute voting shares and/or rights. In January 2025, the Company sold water pumping rights in the Santa Paula Basin for $300,000 and the Company recorded a gain on sale of water rights of $288,000. Investments in mutual water companies included in other assets in the consolidated balance sheets as of April 30, 2025 and October 31, 2024 were $6,710,000 and $6,229,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30, 2025	October 31, 2024
Compensation	$2,143	$4,147
Property taxes	308	820
Operating expenses	2,529	3,020
Leases	1,656	2,295
Income taxes payable	—	456
Other	1,311	1,745
	$7,947	$12,483
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2025	October 31, 2024
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 4.35% at April 30, 2025, plus 1.78%. The interest rate for the $40.0 million outstanding balance of the non-revolving line of credit is fixed at 3.57% through July 1, 2025 and variable thereafter. Interest is payable monthly and the principal is due in full on July 1, 2026.	$54,914	$40,000
Banco de Chile term loan: The interest rate was fixed at 6.48%.The loan was repaid in January 2025.	—	433
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	87	157
Total long-term debt	55,001	40,590
Less current portion	72	559
Long-term debt, less current portion	$54,929	$40,031
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $75,000,000 under the Revolving Credit Supplement, and $40,000,000 under the Non-Revolving Credit Supplement. As of April 30, 2025, the Company’s outstanding borrowings under the Supplements were $54,914,000 and it had $60,086,000 available to borrow.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)
All indebtedness under the MLA, including any indebtedness under the Supplements, is secured by a first lien on Company-owned stock or participation certificates, Company funds maintained with the Lender, the Lender’s unallocated surplus, certain of the Company’s agricultural properties, certain of the Company’s building fixtures and improvements and investments in mutual water companies associated with the pledged agricultural properties. The MLA includes customary default provisions. Should an event of default occur, the Lender, at its option, may declare all or any portion of the indebtedness under the MLA to be immediately due and payable without demand, notice of nonpayment, protest or prior recourse to collateral, and terminate or suspend the Company’s right to draw or request funds on any loan or line of credit.
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
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $243,000 and $98,000 during the three months ended April 30, 2025 and 2024, and $575,000 and $154,000 for the six months ended April 30, 2025 and 2024, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
The Company received annual cash patronage dividends from the Lender of $564,000 and $558,000 in the second quarter of fiscal years 2025 and 2024, respectively.
11. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 18 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Operating lease revenue	$1,512	$1,274	$2,840	$2,566
Variable lease revenue	25	75	150	175
Total lease revenue	$1,537	$1,349	$2,990	$2,741
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land, packinghouse facilities, equipment and vehicles with remaining lease terms ranging from one to four years, with various term extensions available. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease costs are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)
Lease costs consist of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Operating lease costs	$522	$519	$1,042	$1,018
Finance lease costs:
Amortization of lease assets	126	63	187	110
Interest on lease liabilities	22	12	33	21
Variable lease costs	13	(13)	20	(32)
Short-term lease costs	57	31	81	100
Total lease costs	$740	$612	$1,363	$1,217
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2025	October 31, 2024
Assets
Operating lease ROU assets	Other assets	$1,644	$2,416
Finance lease assets	Other assets	1,705	772
		$3,349	$3,188

Liabilities
Current operating lease liabilities	Accrued liabilities	$1,262	$2,075
Current finance lease liabilities	Accrued liabilities	394	220
Non-current operating lease liabilities	Other long-term liabilities	403	400
Non-current finance lease liabilities	Other long-term liabilities	1,011	418
		$3,070	$3,113
Supplemental cash flow information related to leases consists of the following (in thousands):

	Six Months Ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,078	$1,023
Operating cash outflows from finance leases	$33	$21
Financing cash outflows from finance leases	$354	$243
ROU assets obtained in exchange for new operating lease liabilities	$186	$689
Leased assets obtained in exchange for new finance lease liabilities	$1,121	$494

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(3,487)	$6,441	$(6,686)	$2,731
Effect of unvested, restricted stock	(17)	(101)	(37)	(47)
Numerator: Net (loss) income for basic EPS	(3,504)	6,340	(6,723)	2,684
Denominator: Weighted average common shares–basic	17,825	17,707	17,808	17,677
Basic net (loss) income per common share	$(0.20)	$0.36	$(0.38)	$0.15

Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(3,504)	$6,340	$(6,723)	$2,684
Effect of dilutive preferred stock	—	126	—	—
Numerator: Net (loss) income for diluted EPS	(3,504)	6,466	(6,723)	2,684
Weighted average common shares–basic	17,825	17,707	17,808	17,677
Effect of dilutive preferred stock	—	655	—	—
Denominator: Weighted average common shares–diluted	17,825	18,362	17,808	17,677
Diluted net (loss) income per common share	$(0.20)	$0.35	$(0.38)	$0.15
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for the three and six months ended April 30, 2025 and 2024.
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		April 30, 2025			October 31, 2024
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$493	$705	$—	$526	$105
5	YMIDD	$208	$—	$—	$206	$—	$—
6	FGF	$3,825	$514	$837	$2,184	$2,383	$837
7	LLCB	$—	$—	$3,444	$—	$—	$3,444
9	Rosales	$—	$—	$—	$—	$—	$629
10	Del Mar	$—	$—	$—	$—	$—	$527
11	Law firm	$—	$—	$86	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended April 30, 2025				Three Months Ended April 30, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$228	$—	$—	$—	$234	$—	$—
2	Mutual water companies	$—	$—	$190	$—	$—	$—	$25	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$70	$—
5	YMIDD	$379	$—	$77	$—	$311	$—	$62	$—
6	FGF	$82	$50	$—	$—	$82	$50	$—	$—
8	Principal Owner	$—	$—	$—	$246	$—	$—	$—	$226
9	Rosales	$1,725	$—	$845	$—	$1,861	$—	$—	$—
10	Del Mar	$69	$—	$—	$—	$—	$—	$—	$—
11	Law firm	$—	$—	$133	$—	$—	$—	$—	$—

		Six Months Ended April 30, 2025				Six Months Ended April 30, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$464	$—	$—	$—	$455	$—	$—
2	Mutual water companies	$—	$—	$844	$—	$—	$—	$574	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$559	$—
5	YMIDD	$685	$—	$82	$—	$629	$—	$62	$—
6	FGF	$165	$100	$—	$—	$165	$100	$—	$—
8	Principal Owner	$—	$—	$—	$491	$—	$—	$—	$450
9	Rosales	$3,080	$—	$889	$—	$3,184	$—	$49	$—
10	Del Mar	$112	$—	$—	$—	$—	$—	$—	$—
11	Law firm	$—	$—	$133	$—	$—	$—	$—	$—
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and recorded rental income from employees.
(2) Mutual water companies - The Company has representation on the boards of directors of the mutual water companies in which the Company has investments, as well as other water districts. Refer to Note 8 - Other Assets. The Company recorded capital contributions, purchased water and water delivery services and has water payments due to the mutual water companies and districts.
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provides pest control services for the agricultural industry. The Company purchased services and supplies from and had no amounts payable to them for such purchases.
(5) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and has a receivable outstanding.
(6) FGF Trapani (“FGF”) - FGF is a 49% partner in Trapani Fresh joint venture in Argentina and the Company has a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)
(9) Rosales - The Company has an equity interest in Rosales as noted in Note 6 - Equity in Investments. The Company recognizes lemon and orange sales to Rosales and procures lemons and oranges from Rosales. The Company had no amounts due from Rosales for such sales and has amounts due to Rosales for such purchases.
(10) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as noted in Note 6 - Equity in Investments. The Company provides Del Mar with farm management services and Del Mar markets lemons through the Company. The Company had a payable due to Del Mar for such lemon procurement.
(11) Law firm - One of the Company’s directors is a partner at a law firm which provided legal services to the Company and the Company had amounts due for such services.
14. Income Taxes
For the three and six months ended April 30, 2025, the Company applied the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate yields an estimate that is not reliable and the actual effective rate for the year-to-date results represents the best estimate of the annual effective tax rate. The Company believes that the use of the estimated annual effective tax rate method is not reliable because small changes in the projected ordinary annual income would result in significant variability in the estimated annual effective tax rate. As a result of applying the discrete method approach, the Company recorded a second quarter tax expense on second quarter pre-tax losses as of April 30, 2025.
The effective tax rate for the six months ended April 30, 2025 was higher than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of April 30, 2025. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of April 30, 2025.
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
16. Stock-based Compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of restricted common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s common stock on the date of grant, and all are classified as equity awards.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
16. Stock-based Compensation (continued)
During November 2024, 29,366 shares of restricted stock with a per share price of $25.54 were granted to key executives. The related compensation expense of $750,000 will be recognized over three years as the shares vest.
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
Director Awards
Certain time-based restricted stock grants are made on an annual basis to non-employee directors under the Stock Plan and generally vest after a one-year period as service is provided. During April 2025, 30,540 shares were granted as Director Awards with a per share price of $16.70.
Exchange of Common Stock
During the six months ended April 30, 2025 and 2024, members of management exchanged 53,769 and 99,167 shares of common stock with fair values totaling $1,326,000 and $1,835,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.
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
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, loss (gain) on disposal of assets, net, gain on sales of water rights, total other income and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on the Company’s orchards and lemons procured from third-party growers. Intersegment revenues represent packing revenues related to lemons grown on the Company’s orchards.
Segment information for the three months ended April 30, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$22,652	$4,652	$—	$2,780	$3,498	$33,582	$1,537	$35,119
Intersegment revenues	—	9,196	(9,196)	—	—	—	—	—
Total net revenues	22,652	13,848	(9,196)	2,780	3,498	33,582	1,537	35,119
Costs and expenses	22,279	12,126	(9,196)	1,623	3,006	29,838	6,517	36,355
Depreciation and amortization	—	—	—	—	—	1,866	243	2,109
Operating (loss) income	$373	$1,722	$—	$1,157	$492	$1,878	$(5,223)	$(3,345)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the three months ended April 30, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,841	$4,964	$—	$2,348	$5,104	$43,257	$1,349	$44,606
Intersegment revenues	—	10,914	(10,914)	—	—	—	—	—
Total net revenues	30,841	15,878	(10,914)	2,348	5,104	43,257	1,349	44,606
Costs and expenses	28,869	13,588	(10,914)	1,425	5,680	38,648	8,533	47,181
Depreciation and amortization	—	—	—	—	—	1,788	312	2,100
Operating (loss) income	$1,972	$2,290	$—	$923	$(576)	$2,821	$(7,496)	$(4,675)
Segment information for the six months ended April 30, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$46,368	$9,197	$—	$2,942	$7,927	$66,434	$2,990	$69,424
Intersegment revenues	—	16,466	(16,466)	—	—	—	—	—
Total net revenues	46,368	25,663	(16,466)	2,942	7,927	66,434	2,990	69,424
Costs and expenses	46,708	22,717	(16,466)	1,660	6,944	61,563	12,427	73,990
Depreciation and amortization	—	—	—	—	—	3,640	485	4,125
Operating (loss) income	$(340)	$2,946	$—	$1,282	$983	$1,231	$(9,922)	$(8,691)
Segment information for the six months ended April 30, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$58,225	$10,556	$—	$2,348	$10,467	$81,596	$2,741	$84,337
Intersegment revenues	—	17,630	(17,630)	—	—	—	—	—
Total net revenues	58,225	28,186	(17,630)	2,348	10,467	81,596	2,741	84,337
Costs and expenses	57,710	24,306	(17,630)	1,425	10,207	76,018	16,581	92,599
Depreciation and amortization	—	—	—	—	—	3,532	626	4,158
Operating (loss) income	$515	$3,880	$—	$923	$260	$2,046	$(14,466)	$(12,420)
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Oranges	$1,574	$1,160	$3,142	$2,301
Specialty citrus and wine grapes	671	839	1,174	1,925
Farm management	339	2,046	1,520	4,094
Other	914	1,059	2,091	2,147
Other agribusiness revenues	$3,498	$5,104	$7,927	$10,467
18. Subsequent Events
On June 6, 2025, the Company entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits the Company to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower fruit, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years from November 1, 2025 to October 31, 2028, unless terminated earlier per the provisions of the agreement. On November 1, 2026, and on each anniversary of such date thereafter, the agreement will automatically extend for an additional year unless the Company or Sunkist gives written notice on or prior to October 31 of each fiscal year.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Subsequent Events (continued)
The Company evaluated events subsequent to April 30, 2025 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described above and in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
Historically, our agribusiness division has been seasonal in nature with quarterly revenue fluctuating depending on the timing and variety of crops being harvested. Cultural costs, also referred to as growing costs, in our agribusiness division tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter, coinciding with the increase in production and revenue.

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
Our avocado plantings have been profitable and historically have been pursued to diversify our product line. Since fiscal year 2023, we expanded our avocado production by 500 acres, and we plan to expand an additional 500 acres through fiscal year 2027. This 1,000-acre expansion reflects our strategy to capitalize on robust consumer demand trends for avocados.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,700 acre-feet of water rights in the adjudicated Santa Paula Basin (aquifer) and additional rights in the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,500 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
Southern California is experiencing below average precipitation for the 2024 - 2025 rainfall season. As of April 30, 2025, Ventura County was experiencing extreme drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
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
On March 1, 2025, we received a notice of termination from PGIM Real Estate Finance, LLC (“PGIM”) regarding The Farm Management Agreement (“FMA”) dated January 31, 2023. The FMA was terminated effective March 31, 2025. Under the FMA, we provided farming, management and operations related to the 3,537 acres in Tulare County, California (the “Northern Properties”), which we had previously sold to PGIM. The FMA initially expired on March 31, 2024, and automatically renewed on a yearly basis thereafter, subject to termination with written notice at least thirty days prior to April 1.
On March 17, 2025, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $30.0 million shares of our outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares.
On March 17, 2025, we announced that we formally concluded our process to explore potential strategic alternatives that we previously announced on December 1, 2023. While this formal exploration process has concluded, we remain committed to executing our comprehensive strategic roadmap to create long-term stockholder value. As part of our normal course of business, we will continue to be opportunistic in evaluating potential strategic merger and acquisition opportunities, while also advancing our initiatives to monetize non-core assets.
On April 4, 2025, we declared a cash dividend of $0.075 per common share paid on April 11, 2025, in the aggregate amount of $1.4 million to common stockholders of record as of March 31, 2025.
On April 8, 2025, we announced that we are entering into a letter of intent to form a 50%/50% joint venture with Agromin Corporation, the largest organics waste recycler in California, to significantly expand their successful organic waste recycling program. The joint venture plans to expand from the existing 15-acre green waste composting facility at Limoneira Ranch in Santa Paula into a 70-acre, commercial-scale composting facility capable of processing green waste and food waste. We expect to enter into the joint venture and begin construction in the second half of fiscal year 2025.
On April 9, 2025, we announced that we received $10.0 million as our share of a $20.0 million cash distribution from our real estate joint venture, Harvest at Limoneira, with the Lewis Group of Companies (“Lewis”).

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net revenues:
Agribusiness	$33,582	$43,257	$66,434	$81,596
Other operations	1,537	1,349	2,990	2,741
Total net revenues	35,119	44,606	69,424	84,337
Costs and expenses:
Agribusiness	31,704	40,436	65,203	79,550
Other operations	1,009	1,429	2,180	2,611
Gain on sales of water rights	—	—	(1,488)	—
Loss (gain) on disposal of assets, net	18	48	12	(117)
Selling, general and administrative	5,733	7,368	12,208	14,713
Total costs and expenses	38,464	49,281	78,115	96,757
Operating (loss) income:
Agribusiness	1,878	2,821	1,231	2,046
Other operations	528	(80)	810	130
Gain on sales of water rights	—	—	1,488	—
(Loss) gain on disposal of assets, net	(18)	(48)	(12)	117
Selling, general and administrative	(5,733)	(7,368)	(12,208)	(14,713)
Operating loss	(3,345)	(4,675)	(8,691)	(12,420)
Other income (expense):
Interest income	13	14	28	36
Interest expense, net of patronage dividends	(228)	(351)	(488)	(558)
Equity in earnings of investments, net	491	16,592	593	16,633
Other income, net	5	197	16	219
Total other income	281	16,452	149	16,330
(Loss) income before income tax (provision) benefit	(3,064)	11,777	(8,542)	3,910
Income tax (provision) benefit	(301)	(5,222)	2,106	(1,032)
Net (loss) income	(3,365)	6,555	(6,436)	2,878
Net loss attributable to noncontrolling interest	4	12	1	104
Net (loss) income attributable to Limoneira Company	$(3,361)	$6,567	$(6,435)	$2,982
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, loss (gain) on disposal of assets, net and severance benefits are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net (loss) income attributable to Limoneira Company	$(3,361)	$6,567	$(6,435)	$2,982
Interest income	(13)	(14)	(28)	(36)
Interest expense, net of patronage dividends	228	351	488	558
Income tax provision (benefit)	301	5,222	(2,106)	1,032
Depreciation and amortization	2,109	2,100	4,125	4,158
EBITDA	$(736)	$14,226	$(3,956)	$8,694
Stock-based compensation	551	1,071	1,483	1,935
Loss (gain) on disposal of assets, net	18	48	12	(117)
Severance benefits	—	1,215	—	1,215
Adjusted EBITDA	$(167)	$16,560	$(2,461)	$11,727
Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024
Revenues
Total net revenues were $35.1 million for the three months ended April 30, 2025, compared to $44.6 million for the same period of fiscal year 2024. The 21% decrease of $9.5 million was primarily due to decreased agribusiness revenues from lemons and farm management, partially offset by increased agribusiness revenues from avocados and oranges as detailed below ($ in thousands):

	Three Months Ended April 30,
	2025	2024	Change
Lemons	$27,304	$35,805	$(8,501)	(24)%
Avocados	2,780	2,348	432	18%
Oranges	1,574	1,160	414	36%
Specialty citrus and wine grapes	671	839	(168)	(20)%
Farm management	339	2,046	(1,707)	(83)%
Other	914	1,059	(145)	(14)%
Agribusiness revenues	$33,582	$43,257	$(9,675)	(22)%
•Lemons: The decrease for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume and lower prices of fresh lemons sold. Fresh packed lemon sales were $19.7 million and $25.8 million, in aggregate, on 1,357,000 and 1,446,000 cartons of lemons sold at average per carton prices of $14.52 and $17.85, for the second quarter of fiscal years 2025 and 2024, respectively. Lemon revenues included brokered lemons and other lemon sales of $2.3 million and $3.8 million, lemon packing of $4.7 million and $5.0 million and lemon by-product sales of $0.6 million and $1.2 million, for the second quarter of fiscal years 2025 and 2024, respectively.
•Avocados: The increase for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to higher prices, partially offset by decreased volume of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 1,232,000 and 1,595,000 pounds of avocados at average per pound prices of $2.26 and $1.47, for the second quarter of fiscal years 2025 and 2024, respectively.
•Oranges: The increase for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to increased volume, partially offset by lower prices of oranges sold. We sold 92,000 and 66,000 cartons of oranges at average per carton prices of $17.07 and $17.58, for the second quarter of fiscal years 2025 and 2024, respectively.

•Specialty citrus and wine grapes: The decrease for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume, partially offset by higher prices of specialty citrus sold. We sold 22,000 and 29,000 40-pound carton equivalents of specialty citrus at average per carton prices of $30.77 and $29.24, for the second quarter of fiscal years 2025 and 2024, respectively. No wine grapes were sold during the second quarters of fiscal years 2025 and 2024 due to seasonality.
•Farm management: Farm management revenue, comprised primarily of Northern Properties farming, management and operations services, decreased for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to the FMA termination effective March 31, 2025.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to lower shipping revenue, resulting from a decrease in volume of lemons sold.
Other operations revenue was $1.5 million for the second quarter of fiscal year 2025, compared to $1.3 million for the same period of fiscal year 2024.
Costs and Expenses
Total costs and expenses were $38.5 million for the three months ended April 30, 2025, compared to $49.3 million for the same period of fiscal year 2024. The 22% decrease of $10.8 million was primarily due to decreases in agribusiness costs and expenses and in selling, general and administrative expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended April 30,
	2025	2024	Change
Packing costs	$12,126	$13,588	$(1,462)	(11)%
Harvest costs	1,357	2,878	(1,521)	(53)%
Growing costs	3,366	5,462	(2,096)	(38)%
Third-party grower and supplier costs	12,438	15,939	(3,501)	(22)%
Other costs	551	781	(230)	(29)%
Depreciation and amortization	1,866	1,788	78	4%
Agribusiness costs and expenses	$31,704	$40,436	$(8,732)	(22)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. We packed and sold 1,357,000 and 1,446,000 cartons of lemons at average per carton costs of $8.94 and $9.39, for the second quarter of fiscal years 2025 and 2024, respectively. The decrease in per carton packing costs was primarily due to decreased subcontracted costs.
•Harvest costs: The decrease for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume of lemons harvested due to harvest timing.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to the decrease in farm management growing costs related to the FMA termination and farm management decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices, partially offset by increased volume of third-party grower fruit sold. We incurred costs for third-party grower fruit of $10.1 million and $12.4 million, for the second quarter of fiscal years 2025 and 2024, respectively. Of the 1,357,000 and 1,446,000 cartons of lemons packed and sold, 1,250,000 (92%) and 1,099,000 (76%) were procured from third-party growers at average per carton prices of $8.12 and $11.36, for the second quarter of fiscal years 2025 and 2024, respectively. Additionally, we incurred $2.3 million and $3.5 million of costs for brokered fruit, for the second quarter of fiscal years 2025 and 2024, respectively.

•Other costs: The decrease in the second quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was due to decreased freight costs, primarily related to a decrease in volume of lemons sold.
•Depreciation and amortization: Depreciation and amortization expense for the second quarter of fiscal year 2025 was similar compared to the same period of fiscal year 2024.
Other operations expenses were $1.0 million for the second quarter of fiscal year 2025, compared to $1.4 million for the same period of fiscal year 2024. The 29% decrease of $0.4 million was primarily due to severance benefits in the second quarter of fiscal year 2024.
Loss on disposal of assets, net for the second quarter of fiscal year 2025 was similar compared to the same period of fiscal year 2024.
Selling, general and administrative costs and expenses were $5.7 million for the second quarter of fiscal year 2025, compared to $7.4 million for the same period of fiscal year 2024. The 22% decrease of $1.7 million was primarily due to:
•$2.4 million net decrease in consulting and legal fees primarily associated with our strategic initiatives;
•$0.3 million net decrease in salaries, benefits and incentive compensation; and
•$1.0 million net increase in other selling, general and administrative expenses.
Other Income (Expense)
Total other income was $0.3 million for the second quarter of fiscal year 2025, compared to $16.5 million for the same period of fiscal year 2024. The 98% decrease of $16.2 million was primarily due to:
•$16.1 million decrease of equity in earnings of investments, net, mainly due to Limoneira Lewis Community Builders, LLC (“LLCB”) closing 554 residential homesites in the second quarter of fiscal year 2024;
•$0.2 million decrease of other income, net; and
•$0.1 million decrease of interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax provision of $0.3 million and $5.2 million on pre-tax loss of $3.1 million and income of $11.8 million, for the second quarter of fiscal years 2025 and 2024, respectively. The tax provision recorded for the second quarter of fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2025, excluding discrete items, is approximately 24.0%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest reflects 10% of PDA’s net income and 49% of Trapani Fresh’s net loss for the second quarter of fiscal years 2025 and 2024, respectively.

Six Months Ended April 30, 2025 Compared to the Six Months Ended April 30, 2024
Revenues
Total net revenues were $69.4 million for the six months ended April 30, 2025, compared to $84.3 million for the same period of fiscal year 2024. The 18% decrease of $14.9 million was primarily due to decreased agribusiness revenues from lemons, specialty citrus and wine grapes, and farm management, partially offset by increased agribusiness revenues from avocados and oranges, as detailed below ($ in thousands):

	Six Months Ended April 30,
	2025	2024	Change
Lemons	$55,565	$68,781	$(13,216)	(19)%
Avocados	2,942	2,348	594	25%
Oranges	3,142	2,301	841	37%
Specialty citrus and wine grapes	1,174	1,925	(751)	(39)%
Farm management	1,520	4,094	(2,574)	(63)%
Other	2,091	2,147	(56)	(3)%
Agribusiness revenues	$66,434	$81,596	$(15,162)	(19)%
•Lemons: The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume and lower prices of fresh lemons sold. Fresh packed lemon sales were $40.9 million and $49.8 million, in aggregate, on 2,504,000 and 2,583,000 cartons of lemons sold at average per carton prices of $16.31 and $19.27, for the first six months of fiscal years 2025 and 2024, respectively. Lemon revenues included brokered lemons and other lemon sales of $4.6 million and $6.8 million, lemon packing of $9.2 million and $10.6 million and lemon by-product sales of $0.9 million and $1.7 million, for the first six months of fiscal years 2025 and 2024, respectively.
•Avocados: The increase for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to higher prices, partially offset by decreased volume of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 1,305,000 and 1,595,000 pounds of avocados at average per pound prices of $2.25 and $1.47, for the first six months of fiscal years 2025 and 2024, respectively.
•Oranges: The increase for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to increased volume and higher prices of oranges sold. We sold 167,000 and 146,000 cartons of oranges at average per carton prices of $18.79 and $15.76, for the first six months of fiscal years 2025 and 2024, respectively.
•Specialty citrus and wine grapes: The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to a decrease in wine grape revenues. Due to harvest timing, no wine grape revenue was recorded for the first six months of fiscal year 2025, compared to $0.6 million for the first six months of fiscal year 2024.
•Farm management: Farm management revenue, comprised primarily of Northern Properties farming, management and operations services, decreased for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to the FMA termination effective March 31, 2025.
•Other: Other revenue, comprised primarily of fallowing and shipping, for the first six months of fiscal year 2025 was similar compared to the same period of fiscal year 2024.
Other operations revenue was $3.0 million for the first six months of fiscal year 2025, compared to $2.7 million for the same period of fiscal year 2024.

Costs and Expenses
Total costs and expenses were $78.1 million for the first six months of fiscal year 2025, compared to $96.8 million for the same period of fiscal year 2024. The 19% decrease of $18.7 million was primarily due to decreases in agribusiness costs and expenses, decreases in selling, general and administrative expenses and gains on sales of water rights. Agribusiness costs and expenses are detailed below ($ in thousands):

	Six Months Ended April 30,
	2025	2024	Change
Packing costs	$22,717	$24,306	$(1,589)	(7)%
Harvest costs	3,178	4,811	(1,633)	(34)%
Growing costs	7,628	11,654	(4,026)	(35)%
Third-party grower and supplier costs	26,790	33,662	(6,872)	(20)%
Other costs	1,250	1,585	(335)	(21)%
Depreciation and amortization	3,640	3,532	108	3%
Agribusiness costs and expenses	$65,203	$79,550	$(14,347)	(18)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. We packed and sold 2,504,000 and 2,583,000 cartons of lemons at average per carton costs of $9.07 and $9.41, for the first six months of fiscal years 2025 and 2024, respectively. The decrease in per carton packing costs was primarily due to decreased subcontracted costs.
•Harvest costs: The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume of lemons harvested due to harvest timing.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to the decrease in farm management growing costs related to the FMA termination, and farm management decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices, partially offset by increased volume of third-party grower fruit sold. We incurred costs for third-party grower fruit of $21.8 million and $27.2 million, for the first six months of fiscal years 2025 and 2024, respectively. Of the 2,504,000 and 2,583,000 cartons of lemons packed and sold, 2,203,000 (88%) and 2,052,000 (79%) were procured from third-party growers at average per carton prices of $9.91 and $13.24, for the first six months of fiscal years 2025 and 2024, respectively. Additionally, we incurred $5.0 million and $6.5 million of costs for brokered fruit, for the first six months of fiscal years 2025 and 2024, respectively.
•Other costs: The decrease for the first six months of fiscal year 2025, compared to the same period of fiscal year 2024, was due to decreased freight costs, primarily related to a decrease in volume of lemons sold.
•Depreciation and amortization: Depreciation and amortization expense for the first six months of fiscal year 2025 was similar compared to the same period of fiscal year 2024.
Other operations expenses were $2.2 million for the first six months of fiscal year 2025, compared to $2.6 million for the same period of fiscal year 2024. The 17% decrease of $0.4 million was primarily due to severance benefits in fiscal year 2024.
Gain on sales of water rights was $1.5 million for the first six months of fiscal year 2025. There were no sales of water rights for the same period of fiscal year 2024.
Loss (gain) on disposal of assets, net was an immaterial loss for the first six months of fiscal year 2025, compared to a $(0.1) million gain for the same period of fiscal year 2024.

Selling, general and administrative costs and expenses were $12.2 million for the first six months of fiscal year 2025, compared to $14.7 million for the same period of fiscal year 2024. The 17% decrease of $2.5 million was primarily due to:
•$2.7 million decrease in legal and consulting fees associated with our strategic initiatives;
•$0.5 million net decrease in salaries, benefits and incentive compensation; and
•$0.7 million net increase in other selling, general and administrative expenses.
Other Income (Expense)
Total other income was $0.1 million for the first six months of fiscal year 2025, compared to $16.3 million for the same period of fiscal year 2024. The 99% decrease of $16.2 million was primarily due to:
•$16.1 million decrease of equity in earnings of investments, net, primarily due to LLCB’s closing of 554 residential homesites in the first six months of fiscal year 2024;
•$0.2 million decrease of other income, net; and
•$0.1 million decrease of interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax benefit (provision) of $2.1 million and $(1.0) million on pre-tax (loss) income of $(8.5) million and $3.9 million, for the first six months of fiscal years 2025 and 2024, respectively. The tax benefit recorded for the first six months of fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2025, excluding discrete items, is approximately 24.0%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest reflects 10% of PDA’s net income and 49% of Trapani Fresh’s net loss for the first six months of fiscal years 2025 and 2024, respectively.
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

Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024
The following table shows the segment results of operations for the three months ended April 30, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$22,652	$4,652	$—	$2,780	$3,498	$33,582	$1,537	$35,119
Intersegment revenues	—	9,196	(9,196)	—	—	—	—	—
Total net revenues	22,652	13,848	(9,196)	2,780	3,498	33,582	1,537	35,119
Costs and expenses	22,279	12,126	(9,196)	1,623	3,006	29,838	6,517	36,355
Depreciation and amortization	—	—	—	—	—	1,866	243	2,109
Operating (loss) income	$373	$1,722	$—	$1,157	$492	$1,878	$(5,223)	$(3,345)
The following table shows the segment results of operations for the three months ended April 30, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$30,841	$4,964	$—	$2,348	$5,104	$43,257	$1,349	$44,606
Intersegment revenues	—	10,914	(10,914)	—	—	—	—	—
Total net revenues	30,841	15,878	(10,914)	2,348	5,104	43,257	1,349	44,606
Costs and expenses	28,869	13,588	(10,914)	1,425	5,680	38,648	8,533	47,181
Depreciation and amortization	—	—	—	—	—	1,788	312	2,100
Operating (loss) income	$1,972	$2,290	$—	$923	$(576)	$2,821	$(7,496)	$(4,675)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $22.7 million for the second quarter of fiscal year 2025, compared to $30.8 million for the same period of fiscal year 2024. The 26% decrease of $8.1 million was primarily due to:
•Fresh packed lemon sales decrease of $6.1 million;
•Brokered lemons and other lemon sales decrease of $1.4 million; and
•Lemon by-products sales decrease of $0.6 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $22.3 million for the second quarter of fiscal year 2025, compared to $28.9 million for the same period of fiscal year 2024. The 23% decrease of $6.6 million was primarily due to:
•Third-party grower and supplier costs decrease of $3.1 million;
•Intersegment costs and expenses decrease of $1.7 million;
•Harvest costs decrease of $1.5 million; and
•Growing costs decrease of $0.3 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. Our lemon packing segment total net revenues were $13.8 million for the second quarter of fiscal year 2025, compared to $15.9 million for the same period of fiscal year 2024. The 13% decrease of $2.1 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. Our lemon packing costs and expenses were $12.1 million for the second quarter of fiscal year 2025, compared to $13.6 million for the same period of fiscal year 2024. The 11% decrease of $1.5 million was primarily due to decreased subcontracted costs.

Lemon packing segment operating income per carton sold was $1.27 for the second quarter of fiscal year 2025, compared to $1.58 for the same period of fiscal year 2024.
The lemon packing segment included $9.2 million of intersegment revenues for the second quarter of fiscal year 2025, compared to $10.9 million for the same period of fiscal year 2024, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment had revenues of $2.8 million for the second quarter of fiscal year 2025, compared to $2.3 million for the same period of fiscal year 2024.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $1.6 million for the second quarter of fiscal year 2025, compared to $1.4 million for the same period of fiscal year 2024. The increase of $0.2 million was primarily due to:
•Growing costs increase of $0.3 million; and
•Harvest costs decrease of $0.1 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $3.5 million for the second quarter of fiscal year 2025, compared to $5.1 million for the same period of fiscal year 2024. The 31% decrease of $1.6 million was primarily due to:
•Farm management revenues decrease of $1.7 million;
•Specialty citrus and wine grape revenues decrease of $0.2 million;
•Other revenues decrease of $0.1 million; and
•Orange revenues increase of $0.4 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $3.0 million for the second quarter of fiscal year 2025, compared to $5.7 million for the same period of fiscal year 2024. The 47% decrease of $2.7 million was primarily due to:
•Growing costs decrease of $2.1 million;
•Brokered fruit costs decrease of $0.4 million; and
•Shipping costs decrease of $0.2 million.
Total agribusiness depreciation and amortization expenses were $1.9 million for the second quarter of fiscal year 2025, compared to $1.8 million for the same period of fiscal year 2024.
Corporate and Other
Our corporate and other operations revenues were $1.5 million for the second quarter of fiscal year 2025, compared to $1.3 million for the same period of fiscal year 2024.
Costs and expenses in our corporate and other operations primarily includes selling, general and administrative costs and expenses, and disposal of assets, net, not allocated to the operating segments. Costs and expenses in our corporate and other operations were $6.5 million for the second quarter of fiscal year 2025, compared to $8.5 million for the same period of fiscal year 2024. Depreciation and amortization expenses in our corporate and other operations were $0.2 million for the second quarter of fiscal year 2025, compared to $0.3 million for the same period of fiscal year 2024.

Six Months Ended April 30, 2025 Compared to the Six Months Ended April 30, 2024
The following table shows the segment results of operations for the six months ended April 30, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$46,368	$9,197	$—	$2,942	$7,927	$66,434	$2,990	$69,424
Intersegment revenues	—	16,466	(16,466)	—	—	—	—	—
Total net revenues	46,368	25,663	(16,466)	2,942	7,927	66,434	2,990	69,424
Costs and expenses	46,708	22,717	(16,466)	1,660	6,944	61,563	12,427	73,990
Depreciation and amortization	—	—	—	—	—	3,640	485	4,125
Operating (loss) income	$(340)	$2,946	$—	$1,282	$983	$1,231	$(9,922)	$(8,691)
The following table shows the segment results of operations for the six months ended April 30, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$58,225	$10,556	$—	$2,348	$10,467	$81,596	$2,741	$84,337
Intersegment revenues	—	17,630	(17,630)	—	—	—	—	—
Total net revenues	58,225	28,186	(17,630)	2,348	10,467	81,596	2,741	84,337
Costs and expenses	57,710	24,306	(17,630)	1,425	10,207	76,018	16,581	92,599
Depreciation and amortization	—	—	—	—	—	3,532	626	4,158
Operating (loss) income	$515	$3,880	$—	$923	$260	$2,046	$(14,466)	$(12,420)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $46.4 million, for the first six months of fiscal year 2025, compared to $58.2 million for the same period of fiscal year 2024. The 20% decrease of $11.8 million was primarily due to:
•Fresh packed lemon sales decrease of $8.9 million;
•Brokered lemons and other lemon sales decrease of $2.1 million; and
•Lemon by-products sales decrease of $0.8 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $46.7 million for the first six months of fiscal year 2025, compared to $57.7 million for the same period of fiscal year 2024. The 19% decrease of $11.0 million was primarily due to:
•Third-party grower and supplier costs decrease of $7.3 million;
•Harvest costs decrease of $1.4 million;
•Intersegment costs and expenses decrease of $1.2 million; and
•Growing costs decrease of $1.1 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. Our lemon packing segment total net revenues were $25.7 million for the first six months of fiscal year 2025, compared to $28.2 million for the same period of fiscal year 2024. The 9% decrease of $2.5 million was primarily due to decreased volume of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. Our lemon packing costs and expenses were $22.7 million for the first six months of fiscal year 2025, compared to $24.3 million for the same period of fiscal year 2024. The 7% decrease of $1.6 million was primarily due to decreased subcontracted costs.

Lemon packing segment operating income per carton sold was $1.18 for the first six months of fiscal year 2025, compared to $1.50 for the same period of fiscal year 2024.
The lemon packing segment included $16.5 million of intersegment revenue for the first six months of fiscal year 2025, compared to $17.6 million for the same period of fiscal year 2024, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment revenues were $2.9 million for the first six months of fiscal year 2025, compared to $2.3 million for the same period of fiscal year 2024.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $1.7 million for the first six months of fiscal year 2025, compared to $1.4 million for the same period of fiscal year 2024. The 18% increase of $0.3 million was primarily due to increased growing costs.
Other Agribusiness
Our other agribusiness segment total net revenues were $7.9 million for the first six months of fiscal year 2025, compared to $10.5 million for the same period of fiscal year 2024. The 24% decrease of $2.6 million was primarily due to:
•Farm management revenues decrease of $2.6 million;
•Specialty citrus and wine grape revenues decrease of $0.8 million; and
•Orange revenues increase of $0.8 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $6.9 million for the first six months of fiscal year 2025, compared to $10.2 million for the same period of fiscal year 2024. The 32% decrease of $3.3 million was primarily due to:
•Growing costs decrease of $3.2 million; and
•Shipping costs decrease of $0.3 million;
•Harvest costs decrease of $0.2 million; and
•Brokered fruit costs increase of $0.4 million;
Total agribusiness depreciation and amortization expenses were $3.6 million for the first six months of fiscal year 2025, compared to $3.5 million for the same period of fiscal year 2024.
Corporate and Other
Our corporate and other operations revenues were $3.0 million for the first six months of fiscal year 2025, compared to $2.7 million for the same period of fiscal year 2024.
Costs and expenses in our corporate and other operations primarily includes selling, general and administrative costs and expenses, sales of water rights and disposal of assets, net, none of which are allocated to the operating segments. Costs and expenses in our corporate and other operations were $12.4 million for the first six months of fiscal year 2025, compared to $16.6 million for the same period of fiscal year 2024. Depreciation and amortization expenses in our corporate and other operations were $0.5 million for the first six months of fiscal year 2025, compared to $0.6 million for the same period of fiscal year 2024.
Seasonal Operations
Historically, our agribusiness operations have been seasonal in nature with quarterly revenue fluctuating depending on the timing and the variety of crops being harvested. Cultural costs in our agribusiness tend to be higher for the first and second quarters and lower for the third and fourth quarters because of the timing of expensing cultural costs for the current year that were inventoried for the prior year. Our harvest costs generally increase for the second quarter and peak for the third quarter coinciding with the increase in production and revenue. Due to this seasonality and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

Results of Operations for the Trailing Twelve Months Ended April 30, 2025 and 2024
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2025	2024
Net revenues:
Agribusiness	$170,761	$172,773
Other operations	5,829	5,493
Total net revenues	176,590	178,266
Costs and expenses:
Agribusiness	150,460	169,289
Other operations	4,843	4,976
Impairment of intangible asset	643	—
Gain on sales of water rights	(1,488)	—
(Gain) loss on disposal of assets	(378)	1,778
Selling, general and administrative	24,959	25,883
Total costs and expenses	179,039	201,926
Operating loss	(2,449)	(23,660)
Other income (expense):
Interest income	110	330
Interest (expense), net of patronage dividends	(891)	(876)
Equity in earnings of investments, net	2,316	21,640
Other income, net	9	20
Total other income	1,544	21,114
Loss before income tax (provision) benefit	(905)	(2,546)
Income tax (provision) benefit	(1,235)	636
Net loss	(2,140)	(1,910)
Loss attributable to noncontrolling interest	439	273
Net loss attributable to Limoneira Company	$(1,701)	$(1,637)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues decreased $1.7 million, primarily due to decreased lemon, specialty and other crops, and farm management revenue, partially offset by increased avocado revenue.
•Total costs and expenses decreased $22.9 million, primarily due to decreased agribusiness costs and selling, general and administrative expenses.
•Total other income decreased $19.6 million, primarily due to decreased equity in earnings of investments, net related to LLCB.
•Income tax provision increased $1.9 million due to decreased pre-tax loss of $1.6 million and the effects of estimated interim tax provisions.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term fixed rate and variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of April 30, 2025 related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $4.0 million and $13.3 million for the six months ended April 30, 2025 and 2024, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net (loss) income was $(6.4) million and $2.9 million for the six months ended April 30, 2025 and 2024, respectively. The components of net loss for the six months ended April 30, 2025, compared to net income for the same period of fiscal year 2024, consists of a decrease in total other income of $16.2 million, primarily related to LLCB equity earnings, a decrease in operating loss of $3.7 million and an increase in income tax benefit of $3.1 million.
•Adjustments to reconcile net (loss) income to net cash used in operating activities:
◦Adjustments were $12.5 million and $(8.7) million for the six months ended April 30, 2025 and 2024, respectively, primarily related to depreciation and amortization, gain on sales of water rights, stock compensation expense, equity in earnings of investments, net, cash distributions from equity investments and deferred income taxes.
◦Changes in operating assets and liabilities used $10.0 million and $7.5 million of operating cash for the six months ended April 30, 2025 and 2024, respectively, primarily related to accounts receivables and receivables/other from related parties, cultural costs, accounts payable and growers and suppliers payable, and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.5 million and $2.9 million for the six months ended April 30, 2025 and 2024, respectively.
▪The $6.5 million of cash used in investing activities for the six months ended April 30, 2025 was comprised primarily of capital expenditures of $6.5 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $2.0 million, partially offset by proceeds from sales of water rights of $1.7 million.
▪The $2.9 million of cash used in investing activities for the six months ended April 30, 2024 was comprised primarily of capital expenditures of $3.7 million, mainly related to orchard and vineyard development, partially offset by net proceeds from sales of assets of $0.9 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $9.6 million and $14.0 million for the six months ended April 30, 2025 and 2024, respectively.
•The $9.6 million of cash provided by financing activities for the six months ended April 30, 2025 was comprised primarily of net borrowings of long-term debt of $14.4 million, partially offset by common and preferred dividends of $3.0 million and the exchange of common stock of $1.3 million.
•The $14.0 million of cash provided by financing activities for the six months ended April 30, 2024 was comprised primarily of net borrowings of long-term debt of $19.2 million, partially offset by common and preferred dividends of $2.9 million and the exchange of common stock of $1.8 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Credit Facility with AgWest Farm Credit, formerly known as Farm Credit West, (the “Lender”), which includes the Master Loan Agreement (the “MLA”), a revolving credit facility supplement (the “Revolving Credit Supplement”), a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”), and a Fixed Interest Rate Agreement, which extends principal repayment to July 1, 2026. The MLA governs the terms of the Supplements. In addition, we have COVID-19 loans in Chile. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $75.0 million under the Revolving Credit Supplement and $40.0 million under the Non-Revolving Credit Supplement. As of April 30, 2025, our outstanding borrowings under the AgWest Farm Credit Facility were $54.9 million and we had $60.1 million of availability.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are also subject to a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio of 1.25:1.0 on an annual basis. We were in compliance with the covenants as of October 31, 2024.
In fiscal years 2025 and 2024, the Lender declared an annual cash patronage dividend and we received $0.6 million in the six months ended April 30, 2025 and 2024.
Real Estate Development Joint Venture
On April 9, 2025, we received a cash distribution of $10.0 million representing our share of a $20.0 million distribution from our joint venture, Harvest at Limoneira. As of April 30, 2025, the 50%-owned unconsolidated joint venture had $37.3 million of unaudited cash and cash equivalents on hand.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.3 million for the six months ended April 30, 2025 and 2024.
Cash dividends declared for the six months ended April 30, 2025 and 2024 were $0.15 per common share. Such dividends paid were $2.7 million for the six months ended April 30, 2025 and 2024.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of April 30, 2025, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024. Please refer to that filing for a description of our critical accounting policies and estimates.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of April 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2025, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2025, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2025 - February 28, 2025	—	$—	—	—
March 1, 2025 - March 31, 2025	—	$—	—	—
April 1, 2025 - April 30, 2025	6,680	$15.03	—	—
Total	6,680		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares were repurchased under this program as of April 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1
Restated Certificate of Incorporation of Limoneira Company, dated July 5, 1990 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.2
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated April 22, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.3
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 24, 2010 (Incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

3.4
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 29, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 31, 2017 (File No. 001-34755))

3.5
Certificate of Amendment of Certificate of Incorporation of Limoneira Company, dated March 26, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 28, 2024 (File No. 001-34755))

3.6
Amended and Restated Bylaws of Limoneira Company, dated December 15, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 18, 2023 (File No. 001-34755))

4.1
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, $.01 Par Value, of Limoneira Company, dated November 21, 2006 (Incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.2
Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.3
Amended Certificate of Designation, Preferences and Rights of $8.75 Voting Preferred Stock, $100.00 Par Value, Series B of Limoneira Company, dated May 21, 1997 (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10, and amendments thereto, declared effective April 13, 2010 (File No. 000-53885))

4.4
Certificate of Designation, Preferences and Rights of 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 of Limoneira Company, dated March 20, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

4.5	Description of Securities (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K, filed on December 22, 2022 (file No. 001-34755))

Exhibit Number	Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 has been formatted in Inline XBRL

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

June 9, 2025	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2025	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)