Form 10-Q
period 2025-07-31
Limoneira CO
filed 2025-09-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2025, there were 18,048,294 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains both historical and forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements in this Quarterly Report are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include:
•success in executing the Company’s business plans and strategies, including the merger of the Company’s citrus sales and marketing into Sunkist Growers and managing the risks involved in the foregoing;
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
•inability to pay debt obligations;
•ability to maintain compliance with debt covenants under our loan agreements or obtain modifications, waivers or deferrals of such covenants;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	July 31, 2025	October 31, 2024
Assets
Current assets:
Cash	$2,111	$2,996
Accounts receivable, net	19,514	14,734
Cultural costs	3,397	1,877
Prepaid expenses and other current assets	3,871	3,849
Receivables/other from related parties	4,164	2,390
Assets held for sale	13,258	—
Total current assets	46,315	25,846
Property, plant and equipment, net	153,856	162,046
Real estate development	10,407	10,201
Equity in investments	74,325	81,546
Goodwill	1,501	1,504
Intangible assets, net	2,766	5,221
Other assets	10,738	12,451
Total assets	$299,908	$298,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,749	$7,260
Growers and suppliers payable	5,631	8,960
Accrued liabilities	7,510	12,483
Payables to related parties	4,865	5,542
Current portion of long-term debt	39	559
Total current liabilities	25,794	34,804
Long-term liabilities:
Long-term debt, less current portion	63,326	40,031
Deferred income taxes	18,146	20,084
Other long-term liabilities	1,541	1,395
Total liabilities	108,807	96,314
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at July 31, 2025 and October 31, 2024) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2025 and October 31, 2024) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2025 and October 31, 2024)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,299,271 and 18,284,148 shares issued and 18,048,294 and 18,033,171 shares outstanding at July 31, 2025 and October 31, 2024, respectively)	180	180
Additional paid-in capital	170,849	170,243
Retained earnings	9,100	20,826
Accumulated other comprehensive loss	(6,793)	(6,614)
Treasury stock, at cost, 250,977 shares at July 31, 2025 and October 31, 2024	(3,493)	(3,493)
Noncontrolling interest	10,448	10,549
Total stockholders’ equity	180,291	191,691
Total liabilities, convertible preferred stock and stockholders’ equity	$299,908	$298,815
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net revenues:
Agribusiness	$45,942	$61,849	$112,376	$143,445
Other operations	1,536	1,456	4,526	4,197
Total net revenues	47,478	63,305	116,902	147,642
Costs and expenses:
Agribusiness	42,050	45,437	107,253	124,987
Other operations	1,086	1,250	3,266	3,861
Impairment of intangible asset	—	643	—	643
Gain on sales of water rights	—	—	(1,488)	—
Loss (gain) on disposal of assets, net	15	(12)	27	(129)
Selling, general and administrative	4,957	6,994	17,165	21,707
Total costs and expenses	48,108	54,312	126,223	151,069
Operating (loss) income	(630)	8,993	(9,321)	(3,427)
Other (expense) income:
Interest income	22	27	50	63
Interest expense, net of patronage dividends	(410)	(273)	(898)	(831)
Equity in earnings of investments, net	274	483	867	17,116
Other income, net	10	5	26	224
Total other (expense) income	(104)	242	45	16,572
(Loss) income before income tax (provision) benefit	(734)	9,235	(9,276)	13,145
Income tax (provision) benefit	(182)	(3,019)	1,924	(4,051)
Net (loss) income	(916)	6,216	(7,352)	9,094
Net loss attributable to noncontrolling interest	61	377	62	481
Net (loss) income attributable to Limoneira Company	(855)	6,593	(7,290)	9,575
Preferred dividends	(125)	(125)	(376)	(376)
Net (loss) income applicable to common stock	$(980)	$6,468	$(7,666)	$9,199

Basic net (loss) income per common share	$(0.06)	$0.36	$(0.43)	$0.51

Diluted net (loss) income per common share	$(0.06)	$0.35	$(0.43)	$0.51

Weighted-average common shares outstanding-basic	17,854	17,756	17,823	17,701
Weighted-average common shares outstanding-diluted	17,854	18,363	17,823	17,701
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net (loss) income	$(916)	$6,216	$(7,352)	$9,094
Other comprehensive loss:
Foreign currency translation adjustments	(414)	(10)	(179)	(714)
Total other comprehensive loss	(414)	(10)	(179)	(714)
Comprehensive (loss) income	(1,330)	6,206	(7,531)	8,380
Comprehensive loss attributable to noncontrolling interest	61	377	62	481
Comprehensive (loss) income attributable to Limoneira Company	$(1,269)	$6,583	$(7,469)	$8,861
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,540	1	550	—	—	—	—	551	—	—
Exchange of common stock	(6,680)	—	(102)	—	—	—	—	(102)	—	—
Net loss	—	—	—	(3,361)	—	—	(4)	(3,365)	—	—
Other comprehensive income	—	—	—	—	502	—	—	502	—	—
Balance at April 30, 2025	18,069,029	$181	$170,399	$11,434	$(6,379)	$(3,493)	$10,509	$182,651	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,354)	—	—	—	(1,354)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	762	—	—	—	—	762	—	—
Exchange of common stock	(20,735)	(1)	(312)	—	—	—	—	(313)	—	—
Net loss	—	—	—	(855)	—	—	(61)	(916)	—	—
Other comprehensive loss	—	—	—	—	(414)	—	—	(414)	—	—
Balance at July 31, 2025	18,048,294	$180	$170,849	$9,100	$(6,793)	$(3,493)	$10,448	$180,291	$1,479	$9,331
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

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended July 31,
	2025	2024
Operating activities
Net (loss) income	$(7,352)	$9,094
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,607	6,273
Impairment of intangible asset	—	643
Loss (gain) on disposal of assets, net	27	(129)
Gain on sales of water rights	(1,488)	—
Stock compensation expense	2,245	3,139
Non-cash lease expense	1,468	1,361
Equity in earnings of investments, net	(867)	(17,116)
Cash distributions from equity investments	10,092	15,005
Deferred income taxes	(1,924)	4,051
Other, net	(11)	14
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	(4,837)	(7,125)
Cultural costs	(1,523)	(973)
Prepaid expenses and other current assets	197	(1,381)
Other assets	53	(150)
Accounts payable and growers and suppliers payable	(3,238)	(668)
Accrued liabilities and payables to related parties	(5,811)	2,913
Income taxes payable	(680)	(2,319)
Other long-term liabilities	91	(1,366)
Net cash (used in) provided by operating activities	(6,951)	11,266

Investing activities
Capital expenditures	(9,617)	(6,721)
Net proceeds from sales of assets	404	950
Proceeds from sales of water rights	1,740	—
Cash distributions from Trapani Fresh	41	61
Collection on notes receivable	68	66
Equity investment contributions and capitalized interest	(2,283)	(528)
Cash distributions from equity investment	297	—
Investments in mutual water companies and water rights	(507)	(512)
Net cash used in investing activities	(9,857)	(6,684)

Financing activities
Borrowings of long-term debt	118,852	115,202
Repayments of long-term debt	(96,077)	(115,527)
Principal paid on finance leases and equipment financings	(809)	(520)
Dividends paid – common	(4,060)	(4,052)
Dividends paid – preferred	(376)	(376)
Exchange of common stock	(1,639)	(1,835)
Net cash provided by (used in) financing activities	15,891	(7,108)
Effect of exchange rate changes on cash	32	(15)
Net decrease in cash	(885)	(2,541)
Cash at beginning of period	2,996	3,631
Cash at end of period	$2,111	$1,090

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Years Ended October 31,
	Nine Months Ended July 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$638	$808
Cash paid during the period for income taxes, net	$694	$2,319
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$782	$348
Cancellation of loan guarantee related to equity investment	$—	$1,080
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
The ASU will be effective for the Company’s annual report on Form 10-K beginning with the year ending October 31, 2025 and applied retrospectively to all periods presented in the financial statements. The Company does not expect this ASU to have a material effect on our consolidated financial statements.
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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA enacts significant changes to U.S. tax and related laws. Some of the provisions of the OBBBA affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”), modifications to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income international tax provisions, an increase in the limit of the deduction of interest expense to thirty percent of EBITDA, and reinstatement of the one hundred percent bonus depreciation deduction from the TCJA for eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA on its financial condition and result of operations. Preliminarily, the Company does not anticipate that the OBBBA will have a significant impact on its current effective tax rate and net deferred federal tax liabilities.
Concentrations
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 16% of revenue for the nine months ended July 31, 2025 and one individual customer represented 17% of accounts receivable, net as of July 31, 2025.
No individual vendor represented 10% of accounts payable as of July 31, 2025.
Lemons procured from third-party growers were 82% and 73% of the Company’s domestic lemon supply for the nine months ended July 31, 2025 and 2024, respectively. Two third-party growers represented 57% and 40% of growers and suppliers payable as of July 31, 2025.

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
3. Asset Sales and Disposals
Pan de Azucar and San Pablo Orchards
The Company has a 90% interest in Fruticola Pan de Azucar S. A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), both of which are citrus orchards located near La Serena, Chile. The agricultural properties consist of approximately 500 acres of lemons, 100 acres of oranges and 2,900 acres of other land. The Company has actively marketed the PDA and San Pablo orchards for sale including, but not limited to, the property, plant and equipment and related water rights intangible assets. As of July 31, 2025, the Company believes the sale of the assets is probable, the completed sale is expected to occur within one year and all the criteria have been met to classify the assets as held for sale. Therefore, the assets are classified as held for sale and measured at their carrying amount, as the carrying amount is less than the estimated fair value less cost to sell. The major classes of assets and liabilities classified as held for sale as of July 31, 2025 were as follows (in thousands):

Property, plant and equipment, net	$11,506
Intangible assets, net	1,752
Total	$13,258
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of $187,000 during the quarter ended January 31, 2024.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2025	October 31, 2024
Prepaid supplies and insurance	$2,372	$1,986
Sales tax receivable	166	312
Income taxes receivable	224	—
Lemon supplier advances	37	295
Other	1,072	1,256
	$3,871	$3,849
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amount of $10,407,000 and $10,201,000 as of July 31, 2025 and October 31, 2024, respectively.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of July 31, 2025 and October 31, 2024, which is included in payables to related parties.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. The interest rate on the Loan was Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus 2.85% and was payable monthly. Effective as of February 22, 2024, the Loan maturity date was extended to August 22, 2024 and the interest rate transitioned from the BSBY to the Secured Overnight Financing Rate (“SOFR”) plus 2.85%. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of July 31, 2025, LLCB had cash and cash equivalents of $36,355,000.
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
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $1,900,000 and $400,000 to LLCB II during the nine months ended July 31, 2025 and 2024, respectively.
Through July 31, 2025, LLCB closed on lot sales representing 1,261 residential units since inception. The Company received cash distributions of $10,004,000 in April 2025 and $15,005,000 in June 2024 from LLCB.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	July 31, 2025	October 31, 2024
Limoneira Lewis Community Builders, LLC	$58,758	$67,962
LLCB II, LLC	11,699	9,566
Limco Del Mar, Ltd.	2,553	2,198
Rosales	811	1,319
Romney Property Partnership	504	501
	$74,325	$81,546

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments (continued)
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the nine months ended July 31, 2025, this threshold was not met for any equity investments. The threshold was met for LLCB during the year-to-date interim period for the nine months ended July 31, 2024, and thus summarized income statement information for LLCB is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2024, 2023 and 2022 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The following is unaudited summarized financial information for LLCB (in thousands):

	Nine Months Ended July 31,
	2025	2024
Revenues	$965	$91,402
Cost of land sold	(877)	(50,246)
Operating income (expenses)	1,214	(276)
Net income	$1,302	$40,880
Net income attributable to Limoneira Company	$831	$19,765
Limco Del Mar, Ltd.
As of July 31, 2025, the Company had a 1.3% interest in Limco Del Mar, Ltd. (“Del Mar”) as a general partner and a 27.5% interest as a limited partner. Based on the terms of the partnership agreement, the Company may be removed as general partner without cause from the partnership upon the vote of the limited partners owning an aggregate of 50% or more interest in the partnership. Since the Company had significant influence, but less than a controlling interest, the Company’s investment in Del Mar was accounted for using the equity method of accounting.
To enable the Company to determine the strategy for Del Mar to enhance long term financial returns and to provide liquidity for limited partners, on March 21, 2025, the Company made an offer to purchase up to 224,859 limited partnership units of Del Mar from the limited partners (the “Offer”). On August 4, 2025, the Company closed the Offer and purchased 80,608 limited partnership units from 78 limited partners at a price of $70.00 per unit for approximately $5,600,000 (the “Purchase”). The Purchase increased the Company’s ownership from 28.8% to 54.5%.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2024	$1,504
Foreign currency translation adjustment	(3)
Balance at July 31, 2025	$1,501
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Intangible assets consist of the following (in thousands):

	July 31, 2025				October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,463)	645	8	$2,108	$(1,308)	$800	8
Customer relationships	2,707	(2,081)	626	8	2,707	(1,842)	865	8
Non-competition agreement	437	(226)	211	8	437	(187)	250	8
Acquired water and mineral rights	1,284	—	1,284	Indefinite	3,306	—	3,306	Indefinite
	$6,536	$(3,770)	$2,766		$8,558	$(3,337)	$5,221
Amortization expense totaled $144,000 and $177,000 for the three months ended July 31, 2025 and 2024, respectively. Amortization expense totaled $433,000 and $533,000 for the nine months ended July 31, 2025 and 2024, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
Estimated future amortization expense of intangible assets as of July 31, 2025 is as follows (in thousands):

2025 (remaining three months)	$145
2026	578
2027	294
2028	294
2029	171
Thereafter	—
$1,482
8. Other Assets
Investments in Mutual Water Companies and Water Rights
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that the Company has invested in and do not constitute voting shares and/or rights. In January 2025, the Company sold water pumping rights in the Santa Paula Basin for $300,000 and the Company recorded a gain on sale of water rights of $288,000. Investments in mutual water companies included in other assets in the consolidated balance sheets as of July 31, 2025 and October 31, 2024 were $6,724,000 and $6,229,000, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 31, 2025	October 31, 2024
Compensation	$1,156	$4,147
Property taxes	157	820
Operating expenses	3,216	3,020
Leases	1,287	2,295
Income taxes payable	—	456
Other	1,694	1,745
	$7,510	$12,483

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2025	October 31, 2024
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 4.35% at July 31, 2025, plus 2.25%. Interest is payable monthly.	$63,317	$40,000
Banco de Chile term loan: The interest rate was fixed at 6.48%. The loan was repaid in January 2025.	—	433
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	48	157
Total long-term debt	63,365	40,590
Less current portion	39	559
Long-term debt, less current portion	$63,326	$40,031
In June 2025, the Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, formerly known as Farm Credit West, (the “Lender”) dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 1, 2021, and extends the principal repayment to July 1, 2030. Debt financing costs related to the MLA agreement were immaterial.
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $114,000,000 under the Revolving Credit Supplement, and $1,000,000 under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of July 31, 2025, the Company’s outstanding borrowings under the Revolving Credit Supplement was $63,317,000 and it had $50,683,000 available to borrow.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement is based on the one month SOFR plus or minus an applicable margin. The applicable margin ranges from 2.15% to 3.00% depending on the ratio of funded indebtedness to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and may be increased or decreased in the sole discretion of Lender on each anniversary of July 1. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
The interest rate in effect under the Non-Revolving Credit Supplement is a variable interest rate established by the Lender. The Company may prepay any amounts outstanding under the Non-Revolving Credit Supplement without penalty.
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
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company is subject to an annual financial covenant that requires it to maintain compliance with a specific debt service coverage ratio of 1.0:1.0 for the fiscal year ending October 31, 2025, and 1.25:1.0 for any fiscal year ending thereafter. In September 2025, the Lender modified the debt service coverage ratio covenant to defer measurement as of October 31, 2025 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2026. The Company is also subject to a quarterly financial covenant that requires it to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. The Company was in compliance with the covenants as of October 31, 2024.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt (continued)
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $489,000 and $347,000 during the three months ended July 31, 2025 and 2024, and $733,000 and $501,000 for the nine months ended July 31, 2025 and 2024, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
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
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Operating lease revenue	$1,461	$1,381	$4,301	$3,947
Variable lease revenue	75	75	225	250
Total lease revenue	$1,536	$1,456	$4,526	$4,197
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
Lease costs consist of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Operating lease costs	$521	$517	$1,563	$1,535
Finance lease costs:
Amortization of lease assets	138	51	325	161
Interest on lease liabilities	23	10	56	31
Variable lease costs	79	54	99	22
Short-term lease costs	148	48	229	148
Total lease costs	$909	$680	$2,272	$1,897

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2025	October 31, 2024
Assets
Operating lease ROU assets	Other assets	$1,141	$2,416
Finance lease assets	Other assets	1,760	772
		$2,901	$3,188

Liabilities
Current operating lease liabilities	Accrued liabilities	$849	$2,075
Current finance lease liabilities	Accrued liabilities	438	220
Non-current operating lease liabilities	Other long-term liabilities	305	400
Non-current finance lease liabilities	Other long-term liabilities	1,039	418
		$2,631	$3,113
Supplemental cash flow information related to leases consists of the following (in thousands):

	Nine Months Ended July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,607	$1,530
Operating cash outflows from finance leases	$56	$31
Financing cash outflows from finance leases	$474	$291
ROU assets obtained in exchange for new operating lease liabilities	$186	$689
Leased assets obtained in exchange for new finance lease liabilities	$1,313	$557

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(980)	$6,468	$(7,666)	$9,199
Effect of unvested, restricted stock	(16)	(95)	(52)	(153)
Numerator: Net (loss) income for basic EPS	(996)	6,373	(7,718)	9,046
Denominator: Weighted average common shares–basic	17,854	17,756	17,823	17,701
Basic net (loss) income per common share	$(0.06)	$0.36	$(0.43)	$0.51

Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(996)	$6,373	$(7,718)	$9,046
Effect of dilutive preferred stock	—	125	—	—
Numerator: Net (loss) income for diluted EPS	(996)	6,498	(7,718)	9,046
Weighted average common shares–basic	17,854	17,756	17,823	17,701
Effect of dilutive preferred stock	—	607	—	—
Denominator: Weighted average common shares–diluted	17,854	18,363	17,823	17,701
Diluted net (loss) income per common share	$(0.06)	$0.35	$(0.43)	$0.51
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for the three and nine months ended July 31, 2025 and 2024.
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		July 31, 2025			October 31, 2024
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$507	$283	$—	$526	$105
5	YMIDD	$306	$—	$—	$206	$—	$—
6	FGF	$3,858	$514	$757	$2,184	$2,383	$837
7	LLCB	$—	$—	$3,444	$—	$—	$3,444
9	Rosales	$—	$—	$381	$—	$—	$629
10	Del Mar	$—	$—	$—	$—	$—	$527

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended July 31, 2025				Three Months Ended July 31, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$229	$—	$—	$—	$240	$—	$—
2	Mutual water companies	$—	$—	$244	$—	$—	$—	$138	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$17	$—
5	YMIDD	$302	$—	$—	$—	$311	$—	$—	$—
6	FGF	$83	$50	$—	$—	$83	$50	$—	$—
8	Principal Owner	$—	$—	$—	$243	$—	$—	$—	$240
9	Rosales	$240	$—	$1,019	$—	$368	$—	$1,545	$—
10	Del Mar	$94	$—	$216	$—	$—	$—	$—	$—
11	Law firm	$—	$—	$75	$—	$—	$—	$—	$—

		Nine Months Ended July 31, 2025				Nine Months Ended July 31, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$693	$—	$—	$—	$695	$—	$—
2	Mutual water companies	$—	$—	$1,088	$—	$—	$—	$712	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$576	$—
5	YMIDD	$987	$—	$82	$—	$940	$—	$62	$—
6	FGF	$248	$150	$—	$—	$248	$150	$—	$—
8	Principal Owner	$—	$—	$—	$734	$—	$—	$—	$690
9	Rosales	$3,320	$—	$1,908	$—	$3,552	$—	$1,594	$—
10	Del Mar	$206	$—	$216	$—	$—	$—	$—	$—
11	Law firm	$—	$—	$208	$—	$—	$—	$—	$—
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
(3) Cooperative association - The Company has representation on the board of directors of a non-profit cooperative association that provided pest control services for the agricultural industry through fiscal year 2024. The Company purchased services and supplies from them.
(5) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and has a receivable outstanding.
(6) FGF Trapani (“FGF”) - FGF is a 49% partner in the Trapani Fresh joint venture in Argentina and the Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)
(9) Rosales - The Company has an equity interest in Rosales as noted in Note 6 - Equity in Investments. The Company recognizes lemon and orange sales to Rosales and procures lemons and oranges from Rosales. The Company had no amounts due from Rosales for such sales and had amounts due to Rosales for such purchases.
(10) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as noted in Note 6 - Equity in Investments. The Company provides Del Mar with farm management services and Del Mar markets lemons through the Company. The Company had an immaterial payable due to Del Mar for such lemon procurement as of July 31, 2025.
(11) Law firm - One of the Company’s directors is a partner at a law firm which provided legal services to the Company and the Company had immaterial amounts due for such services.
14. Income Taxes
The effective tax rate for the nine months ended July 31, 2025 was lower than the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of July 31, 2025. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest or penalties associated with uncertain tax positions as of July 31, 2025.
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
Exchange of Common Stock
During the nine months ended July 31, 2025 and 2024, members of management exchanged 74,504 and 99,167 shares of common stock with fair values totaling $1,639,000 and $1,835,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.
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
The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s chief operating decision maker. The Company measures operating performance, including revenues and operating income, of its operating segments and allocates resources based on its evaluation. The Company does not allocate selling, general and administrative expense, impairment of intangible asset, loss (gain) on disposal of assets, net, gain on sales of water rights, total other (expense) income and income taxes, or specifically identify them to its operating segments. The lemon packing segment earns packing revenue for packing lemons grown on the Company’s orchards and lemons procured from third-party growers.
Segment information for the three months ended July 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,123	$6,063	$—	$8,488	$3,268	$45,942	$1,536	$47,478
Intersegment revenues	—	8,493	(8,493)	—	—	—	—	—
Total net revenues	28,123	14,556	(8,493)	8,488	3,268	45,942	1,536	47,478
Costs and expenses	29,298	12,724	(8,493)	3,733	2,546	39,808	5,818	45,626
Depreciation and amortization	—	—	—	—	—	2,242	240	2,482
Operating (loss) income	$(1,175)	$1,832	$—	$4,755	$722	$3,892	$(4,522)	$(630)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the three months ended July 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,746	$5,200	$—	$13,897	$6,006	$61,849	$1,456	$63,305
Intersegment revenues	—	10,499	(10,499)	—	—	—	—	—
Total net revenues	36,746	15,699	(10,499)	13,897	6,006	61,849	1,456	63,305
Costs and expenses	32,977	11,144	(10,499)	4,104	5,912	43,638	8,559	52,197
Depreciation and amortization	—	—	—	—	—	1,799	316	2,115
Operating income (loss)	$3,769	$4,555	$—	$9,793	$94	$16,412	$(7,419)	$8,993
Segment information for the nine months ended July 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$74,491	$15,260	$—	$11,430	$11,195	$112,376	$4,526	$116,902
Intersegment revenues	—	24,959	(24,959)	—	—	—	—	—
Total net revenues	74,491	40,219	(24,959)	11,430	11,195	112,376	4,526	116,902
Costs and expenses	76,006	35,441	(24,959)	5,393	9,490	101,371	18,245	119,616
Depreciation and amortization	—	—	—	—	—	5,882	725	6,607
Operating (loss) income	$(1,515)	$4,778	$—	$6,037	$1,705	$5,123	$(14,444)	$(9,321)
Segment information for the nine months ended July 31, 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,971	$15,756	$—	$16,245	$16,473	$143,445	$4,197	$147,642
Intersegment revenues	—	28,129	(28,129)	—	—	—	—	—
Total net revenues	94,971	43,885	(28,129)	16,245	16,473	143,445	4,197	147,642
Costs and expenses	90,687	35,450	(28,129)	5,529	16,119	119,656	25,140	144,796
Depreciation and amortization	—	—	—	—	—	5,331	942	6,273
Operating (loss) income	$4,284	$8,435	$—	$10,716	$354	$18,458	$(21,885)	$(3,427)
Revenues related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Oranges	$1,696	$1,160	$4,838	$3,461
Specialty citrus and wine grapes	618	550	1,792	2,475
Farm management	102	3,202	1,622	7,296
Other	852	1,094	2,943	3,241
Other agribusiness revenues	$3,268	$6,006	$11,195	$16,473

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Series B-2 Convertible Preferred Stock and Treasury Stock
Series B-2 Convertible Preferred Stock
During March and April of 2014, pursuant to a Series B-2 Stock Purchase Agreement dated March 21, 2014, the Company issued an aggregate of 9,300 shares of Series B-2, 4.0% voting preferred stock with a par value of $1,000 per share (“Series B-2 Preferred Stock”) to WPI-ACP Holdings, LLC (“WPI”), an entity affiliated with Water Asset Management, LLC (“WAM”) for total proceeds of $9,300,000.
In connection with the sale of the Series B-2 Preferred Stock, Associated Citrus Packers, Inc. (“Associated”) and another affiliate of WAM (“WPI-ACP”), entered into a series of agreements related to the future ownership and disposition of farmland with associated Colorado River water rights and other real estate that is held by Associated in Yuma, Arizona. The agreements allow the parties to explore strategies that will make the highest and best use of those assets, including but not limited to the sale or lease of assets or the expansion of a fallowing and water savings program in which a portion of Associated’s property is currently enrolled. The net proceeds of any monetization event would be shared equally by the parties. The agreements entered into include a Water Development Agreement and an Option Agreement. Pursuant to the Water Development Agreement, Associated granted WPI-ACP exclusive rights to develop water assets attributable to the real estate owned by Associated for the mutual benefit of Associated and WAM. Pursuant to the Option Agreement, Associated granted WPI-ACP an option to purchase an undivided interest of up to one-half of the real estate owned by Associated in Yuma County, Arizona (the “Property”) and the water rights associated therewith until January 1, 2026. In June 2025, the parties agreed to extend the option agreement to January 1, 2027. The purchase price for the Property subject to the Option Agreement will be paid via the redemption by the Company of a proportionate percentage of the Series B-2 Preferred Stock. Unless and until a definitive agreement or definitive agreements with respect to Associated’s real estate and water rights is entered into that would cause the cessation of farming operations, Associated expects to continue farming the Property and recognize all results of operations and retain all proceeds from such operations.
Treasury Stock
Share Repurchase Program
In March 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30,000,000 of its shares of outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares. No shares were repurchased under this program.
19. Subsequent Events
The Company evaluated events subsequent to July 31, 2025 through the date of this filing, to assess the need for potential recognition or disclosure in this Quarterly Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

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
Our avocado plantings have been profitable and historically were pursued to diversify our product line. Since fiscal year 2023, we expanded our avocado production by 500 acres, and we plan to expand an additional 500 acres through fiscal year 2027. This 1,000-acre expansion reflects our strategy to capitalize on robust consumer demand trends for avocados.
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
Southern California is experiencing below average precipitation for the 2024 - 2025 rainfall season. As of July 31, 2025, Ventura County was experiencing severe drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2025, the U.S. Bureau of Reclamation announced that Lake Mead will continue to operate in a Tier 1 shortage in 2026, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. In response to this and prior years’ water shortages, we entered into fallowing agreements during fiscal years 2022 and 2023 and in February 2025, extended an existing fallowing agreement through calendar year 2026. We continue to assess the impact these ongoing water reductions may have on our Arizona orchards.

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
On April 8, 2025, we announced that we are entering into a letter of intent to form a 50%/50% joint venture with Agromin Corporation, the largest organics waste recycler in California, to significantly expand their successful organic waste recycling program. The joint venture plans to expand from the existing 15-acre green waste composting facility at Limoneira Ranch in Santa Paula into a 70-acre, commercial-scale composting facility capable of processing green waste and food waste. We expect to enter into the joint venture and begin construction in fiscal year 2026.
On April 9, 2025, we announced that we received $10.0 million as our share of a $20.0 million cash distribution from our real estate joint venture, Harvest at Limoneira, with the Lewis Group of Companies (“Lewis”).
On June 6, 2025, we entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower fruit, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years from November 1, 2025 to October 31, 2028, unless terminated earlier per the provisions of the agreement. On November 1, 2026, and on each anniversary of such date thereafter, the agreement will automatically extend for an additional year unless either party gives written notice on or prior to October 31 of each fiscal year.
On June 24, 2025, we declared a cash dividend of $0.075 per common share paid on July 18, 2025, in the aggregate amount of $1.4 million to common stockholders of record as of July 7, 2025.
On June 26, 2025, the Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, PCA (the “Lender”), dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and together with the Revolving Credit Supplement, the “Supplements”). The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender, dated June 1, 2021, and extends the principal repayment to July 1, 2030.
The Company is the General Partner of Limco Del Mar, Ltd. (“Del Mar”), a California partnership that produces lemons and avocados and operates certain real property known as the Limco Del Mar Ranch. To enable the Company to determine the strategy for Del Mar to enhance long term financial returns and to provide liquidity for limited partners, on March 21, 2025, the Company made an offer to purchase up to 224,859 limited partnership units of Del Mar from the limited partners (the “Offer”). On August 4, 2025, the Company closed the Offer and purchased 80,608 limited partnership units from 78 limited partners at a price of $70 per unit for approximately $5.6 million (the “Purchase”). The Purchase increased the Company’s ownership from 28.8% to 54.5%.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net revenues:
Agribusiness	$45,942	$61,849	$112,376	$143,445
Other operations	1,536	1,456	4,526	4,197
Total net revenues	47,478	63,305	116,902	147,642
Costs and expenses:
Agribusiness	42,050	45,437	107,253	124,987
Other operations	1,086	1,250	3,266	3,861
Impairment of intangible asset	—	643	—	643
Gain on sales of water rights	—	—	(1,488)	—
Loss (gain) on disposal of assets, net	15	(12)	27	(129)
Selling, general and administrative	4,957	6,994	17,165	21,707
Total costs and expenses	48,108	54,312	126,223	151,069
Operating (loss) income:
Agribusiness	3,892	16,412	5,123	18,458
Other operations	450	206	1,260	336
Impairment of intangible asset	—	(643)	—	(643)
Gain on sales of water rights	—	—	1,488	—
(Loss) gain on disposal of assets, net	(15)	12	(27)	129
Selling, general and administrative	(4,957)	(6,994)	(17,165)	(21,707)
Operating (loss) income	(630)	8,993	(9,321)	(3,427)
Other (expense) income:
Interest income	22	27	50	63
Interest expense, net of patronage dividends	(410)	(273)	(898)	(831)
Equity in earnings of investments, net	274	483	867	17,116
Other income, net	10	5	26	224
Total other (expense) income	(104)	242	45	16,572
(Loss) income before income tax (provision) benefit	(734)	9,235	(9,276)	13,145
Income tax (provision) benefit	(182)	(3,019)	1,924	(4,051)
Net (loss) income	(916)	6,216	(7,352)	9,094
Net loss attributable to noncontrolling interest	61	377	62	481
Net (loss) income attributable to Limoneira Company	$(855)	$6,593	$(7,290)	$9,575

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, impairment of intangible asset, loss (gain) on disposal of assets, net and severance benefits are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net (loss) income attributable to Limoneira Company	$(855)	$6,593	$(7,290)	$9,575
Interest income	(22)	(27)	(50)	(63)
Interest expense, net of patronage dividends	410	273	898	831
Income tax provision (benefit)	182	3,019	(1,924)	4,051
Depreciation and amortization	2,482	2,115	6,607	6,273
EBITDA	$2,197	$11,973	$(1,759)	$20,667
Stock-based compensation	762	1,204	2,245	3,139
Impairment of intangible asset	—	643	—	643
Loss (gain) on disposal of assets, net	15	(12)	27	(129)
Severance benefits	—	(17)	—	1,198
Adjusted EBITDA	$2,974	$13,791	$513	$25,518
Three Months Ended July 31, 2025 Compared to the Three Months Ended July 31, 2024
Revenues
Total net revenues were $47.5 million for the three months ended July 31, 2025, compared to $63.3 million for the same period of fiscal year 2024. The 25% decrease of $15.8 million was primarily due to decreased agribusiness revenues from lemons, avocados and farm management as detailed below ($ in thousands):

	Three Months Ended July 31,
	2025	2024	Change
Lemons	$34,186	$41,946	$(7,760)	(18)%
Avocados	8,488	13,897	(5,409)	(39)%
Oranges	1,696	1,160	536	46%
Specialty citrus and wine grapes	618	550	68	12%
Farm management	102	3,202	(3,100)	(97)%
Other	852	1,094	(242)	(22)%
Agribusiness revenues	$45,942	$61,849	$(15,907)	(26)%
•Lemons: The decrease for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices of fresh and brokered lemons sold and other lemon sales. Fresh packed lemon sales were $23.8 million and $25.8 million, in aggregate, on 1,397,000 and 1,400,000 cartons of lemons sold at average per carton prices of $17.02 and $18.43, for the third quarter of fiscal years 2025 and 2024, respectively. Lemon revenues included brokered lemons and other lemon sales of $3.8 million and $9.8 million, lemon packing of $6.1 million and $5.2 million and lemon by-product sales of $0.5 million and $1.2 million, for the third quarter of fiscal years 2025 and 2024, respectively.

•Avocados: The decrease for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume and lower prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 5,654,000 and 8,855,000 pounds of avocados at average per pound prices of $1.50 and $1.57, for the third quarter of fiscal years 2025 and 2024, respectively.
•Oranges: The increase for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to increased volume, partially offset by lower prices of oranges sold. We sold 94,000 and 43,000 cartons of oranges at average per carton prices of $18.00 and $26.98, for the third quarter of fiscal years 2025 and 2024, respectively.
•Specialty citrus and wine grapes: The increase for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to higher prices, partially offset by decreased volume of specialty citrus sold. We sold 17,000 and 25,000 40-pound carton equivalents of specialty citrus at average per carton prices of $36.01 and $22.00, for the third quarter of fiscal years 2025 and 2024, respectively.
•Farm management: Farm management revenue, comprised primarily of Northern Properties farming, management and operations services, decreased for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, due to the FMA termination effective March 31, 2025.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to decreased shipping revenue.
•Other operations revenue was $1.5 million for the third quarter of fiscal years 2025 and 2024.
Costs and Expenses
Total costs and expenses were $48.1 million for the three months ended July 31, 2025, compared to $54.3 million for the same period of fiscal year 2024. The 11% decrease of $6.2 million was primarily due to a decrease in agribusiness costs and expenses, a decrease in selling, general and administrative expenses and the 2024 impairment of intangible asset. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended July 31,
	2025	2024	Change
Packing costs	$12,724	$11,144	$1,580	14%
Harvest costs	3,910	4,330	(420)	(10)%
Growing costs	4,056	7,650	(3,594)	(47)%
Third-party grower and supplier costs	18,670	19,860	(1,190)	(6)%
Other costs	448	654	(206)	(31)%
Depreciation and amortization	2,242	1,799	443	25%
Agribusiness costs and expenses	$42,050	$45,437	$(3,387)	(7)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. We packed and sold 1,397,000 and 1,400,000 cartons of lemons at average per carton costs of $9.11 and $7.96, for the third quarter of fiscal years 2025 and 2024, respectively. The increase in per carton packing costs was primarily due to higher labor costs.
•Harvest costs: The decrease for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to the decrease in farm management growing costs related to the FMA termination and farm management decisions made in response to weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased costs for brokered fruit, partially offset by increased costs of third-party grower fruit. We incurred costs for brokered fruit of $7.2 million and $9.4 million, for the third quarter of fiscal years 2025 and 2024, respectively. Additionally, we incurred costs for third-party grower fruit of $11.5 million and $10.5 million, for the third quarter of fiscal years 2025 and 2024, respectively. Of the 1,397,000 and 1,400,000 cartons of lemons packed and sold, 1,012,000 (72%) and 869,000 (62%) were procured from third-party growers at average per carton prices of $11.35 and $12.06, for the third quarter of fiscal years 2025 and 2024, respectively.
•Other costs: The decrease in the third quarter of fiscal year 2025, compared to the same period of fiscal year 2024, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $2.2 million in the third quarter of fiscal year 2025, compared to $1.8 million in the same period of fiscal year 2024.
Other operations expenses were $1.1 million for the third quarter of fiscal year 2025, compared to $1.3 million for the same period of fiscal year 2024.
Impairment of intangible asset was $0.6 million for the third quarter of fiscal year 2024. There was no impairment of intangible asset for the third quarter of fiscal year 2025.
Selling, general and administrative costs and expenses were $5.0 million for the third quarter of fiscal year 2025, compared to $7.0 million for the same period of fiscal year 2024. The 29% decrease of $2.0 million was primarily due to:
•$2.2 million net decrease in salaries, benefits and incentive compensation;
•$0.5 million net decrease in selling expenses; and
•$0.7 million net increase in other general and administrative expenses.
Other (Expense) Income
Total other (expense) income was $(0.1) million for the third quarter of fiscal year 2025, compared to $0.2 million for the same period of fiscal year 2024. The decrease of $0.3 million was primarily due to:
•$0.2 million decrease of equity in earnings of investments, net; and
•$0.1 million increase of interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax provision expense of $0.2 million and $3.0 million on pre-tax (loss) income of $(0.7) million and $9.2 million, for the third quarter of fiscal years 2025 and 2024, respectively. The tax provision recorded for the third quarter of fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2025, excluding discrete items, is approximately 23.2%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest reflects 10% of PDA’s net loss and 49% of Trapani Fresh’s net loss for the third quarter of fiscal years 2025 and 2024, respectively.

Nine Months Ended July 31, 2025 Compared to the Nine Months Ended July 31, 2024
Revenues
Total net revenues were $116.9 million for the nine months ended July 31, 2025, compared to $147.6 million for the same period of fiscal year 2024. The 21% decrease of $30.7 million was primarily due to decreased agribusiness revenues from lemons, avocados and farm management, partially offset by increased agribusiness revenues from oranges, as detailed below ($ in thousands):

	Nine Months Ended July 31,
	2025	2024	Change
Lemons	$89,751	$110,727	$(20,976)	(19)%
Avocados	11,430	16,245	(4,815)	(30)%
Oranges	4,838	3,461	1,377	40%
Specialty citrus and wine grapes	1,792	2,475	(683)	(28)%
Farm management	1,622	7,296	(5,674)	(78)%
Other	2,943	3,241	(298)	(9)%
Agribusiness revenues	$112,376	$143,445	$(31,069)	(22)%
•Lemons: The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices and decreased volume of fresh and brokered lemons sold and other lemon sales. Fresh packed lemon sales were $64.6 million and $75.6 million, in aggregate, on 3,901,000 and 3,983,000 cartons of lemons sold at average per carton prices of $16.57 and $18.98, for the first nine months of fiscal years 2025 and 2024, respectively. Lemon revenues included brokered lemons and other lemon sales of $8.5 million and $16.5 million, lemon packing of $15.3 million and $15.8 million and lemon by-product sales of $1.4 million and $2.9 million, for the first nine months of fiscal years 2025 and 2024, respectively.
•Avocados: The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume, partially offset by higher prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 6,959,000 and 10,450,000 pounds of avocados at average per pound prices of $1.64 and $1.55, for the first nine months of fiscal years 2025 and 2024, respectively.
•Oranges: The increase for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to increased volume and higher prices of oranges sold. We sold 261,000 and 189,000 cartons of oranges at average per carton prices of $18.50 and $18.31, for the first nine months of fiscal years 2025 and 2024, respectively.
•Specialty citrus and wine grapes: The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to a decrease in wine grape revenues. Due to harvest timing, no wine grape revenue was recorded for the first nine months of fiscal year 2025, compared to $0.6 million for the first nine months of fiscal year 2024.
•Farm management: Farm management revenue, comprised primarily of Northern Properties farming, management and operations services, decreased for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to the FMA termination effective March 31, 2025.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, primarily due to decreased shipping revenue.
Other operations revenue was $4.5 million for the first nine months of fiscal year 2025, compared to $4.2 million for the same period of fiscal year 2024. The 7% increase of $0.3 million was primarily due to increased rental operations revenue.

Costs and Expenses
Total costs and expenses were $126.2 million for the first nine months of fiscal year 2025, compared to $151.1 million for the same period of fiscal year 2024. The 16% decrease of $24.9 million was primarily due to decreases in agribusiness costs and expenses, decreases in selling, general and administrative expenses and gains on sales of water rights. Agribusiness costs and expenses are detailed below ($ in thousands):

	Nine Months Ended July 31,
	2025	2024	Change
Packing costs	$35,441	$35,450	$(9)	—%
Harvest costs	7,088	9,141	(2,053)	(22)%
Growing costs	11,684	19,304	(7,620)	(39)%
Third-party grower and supplier costs	45,460	53,522	(8,062)	(15)%
Other costs	1,698	2,239	(541)	(24)%
Depreciation and amortization	5,882	5,331	551	10%
Agribusiness costs and expenses	$107,253	$124,987	$(17,734)	(14)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. We packed and sold 3,901,000 and 3,983,000 cartons of lemons at average per carton costs of $9.09 and $8.90, for the first nine months of fiscal years 2025 and 2024, respectively. The increase in per carton packing costs was primarily due to higher labor costs.
•Harvest costs: The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to decreased volume of lemons and avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to the decrease in farm management growing costs related to the FMA termination and farm management decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was primarily due to lower prices of third-party grower fruit sold and decreased costs of brokered fruit. We incurred costs for third-party grower fruit of $33.3 million and $37.6 million, for the first nine months of fiscal years 2025 and 2024, respectively. Of the 3,901,000 and 3,983,000 cartons of lemons packed and sold, 3,215,000 (82%) and 2,921,000 (73%) were procured from third-party growers at average per carton prices of $10.36 and $12.89, for the first nine months of fiscal years 2025 and 2024, respectively. Additionally, we incurred $12.2 million and $15.9 million of costs for brokered fruit, for the first nine months of fiscal years 2025 and 2024, respectively.
•Other costs: The decrease for the first nine months of fiscal year 2025, compared to the same period of fiscal year 2024, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $5.9 million for the first nine months of fiscal year 2025, compared to $5.3 million in the same period of fiscal year 2024.
Other operations expenses were $3.3 million for the first nine months of fiscal year 2025, compared to $3.9 million for the same period of fiscal year 2024. The 15% decrease of $0.6 million was primarily due to severance benefits in fiscal year 2024.
Impairment of intangible asset was $0.6 million for the first nine months of fiscal year 2024. There was no impairment of intangible asset for the first nine months of fiscal year 2025.
Gain on sales of water rights was $1.5 million for the first nine months of fiscal year 2025. There were no sales of water rights for the same period of fiscal year 2024.

Selling, general and administrative costs and expenses were $17.2 million for the first nine months of fiscal year 2025, compared to $21.7 million for the same period of fiscal year 2024. The 21% decrease of $4.5 million was primarily due to:
•$4.9 million net decrease in salaries, benefits and incentive compensation;
•$0.3 million net decrease in selling expenses; and
•$0.7 million net increase in other general and administrative expenses.
Other Income
Total other income was immaterial for the first nine months of fiscal year 2025, compared to $16.6 million for the same period of fiscal year 2024. The decrease of $16.6 million was primarily due to:
•$16.3 million decrease of equity in earnings of investments, net, primarily due to LLCB’s closing of 554 residential homesites in the first nine months of fiscal year 2024;
•$0.2 million decrease of other income, net; and
•$0.1 million increase of interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax benefit (provision) of $1.9 million and $(4.1) million on pre-tax (loss) income of $(9.3) million and $13.1 million, for the first nine months of fiscal years 2025 and 2024, respectively. The tax benefit recorded for the first nine months of fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2025, excluding discrete items, is approximately 23.2%.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest reflects 10% of PDA’s net income/loss and 49% of Trapani Fresh’s net loss for the first nine months of fiscal years 2025 and 2024, respectively.
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

Three Months Ended July 31, 2025 Compared to the Three Months Ended July 31, 2024
The following table shows the segment results of operations for the three months ended July 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$28,123	$6,063	$—	$8,488	$3,268	$45,942	$1,536	$47,478
Intersegment revenues	—	8,493	(8,493)	—	—	—	—	—
Total net revenues	28,123	14,556	(8,493)	8,488	3,268	45,942	1,536	47,478
Costs and expenses	29,298	12,724	(8,493)	3,733	2,546	39,808	5,818	45,626
Depreciation and amortization	—	—	—	—	—	2,242	240	2,482
Operating (loss) income	$(1,175)	$1,832	$—	$4,755	$722	$3,892	$(4,522)	$(630)
The following table shows the segment results of operations for the three months ended July 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$36,746	$5,200	$—	$13,897	$6,006	$61,849	$1,456	$63,305
Intersegment revenues	—	10,499	(10,499)	—	—	—	—	—
Total net revenues	36,746	15,699	(10,499)	13,897	6,006	61,849	1,456	63,305
Costs and expenses	32,977	11,144	(10,499)	4,104	5,912	43,638	8,559	52,197
Depreciation and amortization	—	—	—	—	—	1,799	316	2,115
Operating income (loss)	$3,769	$4,555	$—	$9,793	$94	$16,412	$(7,419)	$8,993
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $28.1 million for the third quarter of fiscal year 2025, compared to $36.7 million for the same period of fiscal year 2024. The 23% decrease of $8.6 million was primarily due to:
•Brokered lemons and other lemon sales decrease of $5.9 million;
•Fresh packed lemon sales decrease of $2.0 million; and
•Lemon by-products sales decrease of $0.7 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $29.3 million for the third quarter of fiscal year 2025, compared to $33.0 million for the same period of fiscal year 2024. The 11% decrease of $3.7 million was primarily due to:
•Third-party grower and supplier costs decrease of $1.4 million;
•Intersegment costs and expenses decrease of $2.0 million;
•Growing costs decrease of $0.6 million; and
•Harvest costs increase of $0.3 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. Our lemon packing segment total net revenues were $14.6 million for the third quarter of fiscal year 2025, compared to $15.7 million for the same period of fiscal year 2024. The 7% decrease of $1.1 million was due to intersegment packing revenue.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted costs and facility operating costs. Our lemon packing costs and expenses were $12.7 million for the third quarter of fiscal year 2025, compared to $11.1 million for the same period of fiscal year 2024. The 14% increase of $1.6 million was primarily due to increased labor costs.
Lemon packing segment operating income per carton sold was $1.31 for the third quarter of fiscal year 2025, compared to $3.25 for the same period of fiscal year 2024.

The lemon packing segment included $8.5 million of intersegment revenues for the third quarter of fiscal year 2025, compared to $10.5 million for the same period of fiscal year 2024, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment had revenues of $8.5 million for the third quarter of fiscal year 2025, compared to $13.9 million for the same period of fiscal year 2024.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $3.7 million for the third quarter of fiscal year 2025, compared to $4.1 million for the same period of fiscal year 2024. The decrease of $0.4 million was primarily due to:
•Harvest costs decrease of $0.7 million; and
•Growing costs increase of $0.3 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $3.3 million for the third quarter of fiscal year 2025, compared to $6.0 million for the same period of fiscal year 2024. The 46% decrease of $2.7 million was primarily due to:
•Farm management revenues decrease of $3.1 million;
•Other revenues decrease of $0.2 million;
•Orange revenues increase of $0.5 million; and
•Specialty citrus revenues increase of $0.1 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $2.5 million for the third quarter of fiscal year 2025, compared to $5.9 million for the same period of fiscal year 2024. The 57% decrease of $3.4 million was primarily due to:
•Growing costs decrease of $3.4 million;
•Shipping costs decrease of $0.2 million; and
•Brokered fruit costs increase of $0.2 million.
Total agribusiness depreciation and amortization expenses were $2.2 million for the third quarter of fiscal year 2025, compared to $1.8 million for the same period of fiscal year 2024.
Corporate and Other
Our corporate and other operations revenues were $1.5 million for the third quarter of fiscal years 2025 and 2024.
Costs and expenses in our corporate and other operations primarily includes selling, general and administrative costs and expenses, impairment of intangible asset and disposal of assets, net, not allocated to the operating segments. Costs and expenses in our corporate and other operations were $5.8 million for the third quarter of fiscal year 2025, compared to $8.6 million for the same period of fiscal year 2024. Depreciation and amortization expenses in our corporate and other operations were $0.2 million for the third quarter of fiscal year 2025, compared to $0.3 million for the same period of fiscal year 2024.

Nine Months Ended July 31, 2025 Compared to the Nine Months Ended July 31, 2024
The following table shows the segment results of operations for the nine months ended July 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$74,491	$15,260	$—	$11,430	$11,195	$112,376	$4,526	$116,902
Intersegment revenues	—	24,959	(24,959)	—	—	—	—	—
Total net revenues	74,491	40,219	(24,959)	11,430	11,195	112,376	4,526	116,902
Costs and expenses	76,006	35,441	(24,959)	5,393	9,490	101,371	18,245	119,616
Depreciation and amortization	—	—	—	—	—	5,882	725	6,607
Operating (loss) income	$(1,515)	$4,778	$—	$6,037	$1,705	$5,123	$(14,444)	$(9,321)
The following table shows the segment results of operations for the nine months ended July 31, 2024 (in thousands):

	Fresh Lemons	Lemon Packing	Eliminations	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$94,971	$15,756	$—	$16,245	$16,473	$143,445	$4,197	$147,642
Intersegment revenues	—	28,129	(28,129)	—	—	—	—	—
Total net revenues	94,971	43,885	(28,129)	16,245	16,473	143,445	4,197	147,642
Costs and expenses	90,687	35,450	(28,129)	5,529	16,119	119,656	25,140	144,796
Depreciation and amortization	—	—	—	—	—	5,331	942	6,273
Operating (loss) income	$4,284	$8,435	$—	$10,716	$354	$18,458	$(21,885)	$(3,427)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $74.5 million for the first nine months of fiscal year 2025, compared to $95.0 million for the same period of fiscal year 2024. The 22% decrease of $20.5 million was primarily due to:
•Fresh packed lemon sales decrease of $11.0 million;
•Brokered lemons and other lemon sales decrease of $8.1 million; and
•Lemon by-products sales decrease of $1.4 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $76.0 million for the first nine months of fiscal year 2025, compared to $90.7 million for the same period of fiscal year 2024. The 16% decrease of $14.7 million was primarily due to:
•Third-party grower and supplier costs decrease of $8.8 million;
•Intersegment costs and expenses decrease of $3.2 million;
•Growing costs decrease of $1.6 million; and
•Harvest costs decrease of $1.1 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and intersegment packing revenue. Our lemon packing segment total net revenues were $40.2 million for the first nine months of fiscal year 2025, compared to $43.9 million for the same period of fiscal year 2024. The 8% decrease of $3.7 million was due to intersegment packing revenue.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. Our lemon packing costs and expenses were $35.4 million for the first nine months of fiscal year 2025, compared to $35.5 million for the same period of fiscal year 2024.
Lemon packing segment operating income per carton sold was $1.23 for the first nine months of fiscal year 2025, compared to $2.12 for the same period of fiscal year 2024.

The lemon packing segment included $25.0 million of intersegment revenue for the first nine months of fiscal year 2025, compared to $28.1 million for the same period of fiscal year 2024, that were charged to the fresh lemons segment to pack lemons for sale. Such intersegment revenues and expenses are eliminated in our consolidated financial statements.
Avocados
Our avocados segment revenues were $11.4 million for the first nine months of fiscal year 2025, compared to $16.2 million for the same period of fiscal year 2024.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $5.4 million for the first nine months of fiscal year 2025, compared to $5.5 million for the same period of fiscal year 2024. The 2% decrease of $0.1 million was primarily due to:
•Harvest costs decrease of $0.8 million; and
•Growing costs increase of $0.7 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $11.2 million for the first nine months of fiscal year 2025, compared to $16.5 million for the same period of fiscal year 2024. The 32% decrease of $5.3 million was primarily due to:
•Farm management revenues decrease of $5.7 million;
•Specialty citrus and wine grape revenues decrease of $0.7 million;
•Other revenues decrease of $0.3 million; and
•Orange revenues increase of $1.4 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $9.5 million for the first nine months of fiscal year 2025, compared to $16.1 million for the same period of fiscal year 2024. The 41% decrease of $6.6 million was primarily due to:
•Growing costs decrease of $6.6 million;
•Shipping costs decrease of $0.5 million;
•Harvest costs decrease of $0.2 million; and
•Brokered fruit costs increase of $0.7 million.
Total agribusiness depreciation and amortization expenses were $5.9 million for the first nine months of fiscal year 2025, compared to $5.3 million for the same period of fiscal year 2024.
Corporate and Other
Our corporate and other operations revenues were $4.5 million for the first nine months of fiscal year 2025, compared to $4.2 million for the same period of fiscal year 2024.
Costs and expenses in our corporate and other operations primarily includes selling, general and administrative costs and expenses, impairment of intangible asset, sales of water rights and disposal of assets, net, none of which are allocated to the operating segments. Costs and expenses in our corporate and other operations were $18.2 million for the first nine months of fiscal year 2025, compared to $25.1 million for the same period of fiscal year 2024. Depreciation and amortization expenses in our corporate and other operations were $0.7 million for the first nine months of fiscal year 2025, compared to $0.9 million for the same period of fiscal year 2024.
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

Results of Operations for the Trailing Twelve Months Ended July 31, 2025 and 2024
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2025	2024
Net revenues:
Agribusiness	$154,854	$183,530
Other operations	5,909	5,544
Total net revenues	160,763	189,074
Costs and expenses:
Agribusiness	147,073	167,881
Other operations	4,679	5,192
Impairment of intangible asset	—	643
Gain on sales of water rights	(1,488)	—
(Gain) loss on disposal of assets	(351)	221
Selling, general and administrative	22,922	28,255
Total costs and expenses	172,835	202,192
Operating loss	(12,072)	(13,118)
Other income (expense):
Interest income	105	179
Interest expense, net of patronage dividends	(1,028)	(908)
Equity in earnings of investments, net	2,107	21,924
Other income, net	14	240
Total other income	1,198	21,435
(Loss) income before income tax benefit (provision)	(10,874)	8,317
Income tax benefit (provision)	1,602	(2,761)
Net (loss) income	(9,272)	5,556
Loss attributable to noncontrolling interest	123	563
Net (loss) income attributable to Limoneira Company	$(9,149)	$6,119
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total revenues decreased $28.3 million, primarily due to decreased lemon, specialty citrus and wine grapes, and farm management revenue, partially offset by increased avocado revenue.
•Total costs and expenses decreased $29.4 million, primarily due to decreased agribusiness costs and selling, general and administrative expenses.
•Total other income decreased $20.2 million, primarily due to decreased equity in earnings of investments, net related to LLCB.
•Income tax benefit increased $4.4 million due to increased pre-tax loss of $19.2 million and the effects of estimated interim tax provisions.

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
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of July 31, 2025 related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
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
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities was $(7.0) million and $11.3 million for the nine months ended July 31, 2025 and 2024, respectively. The significant components of our cash flows (used in) provided by operating activities were as follows:
•Net (loss) income was $(7.4) million and $9.1 million for the nine months ended July 31, 2025 and 2024, respectively. The components of net loss for the nine months ended July 31, 2025, compared to net income for the same period of fiscal year 2024, consists of a decrease in total other income of $16.5 million, primarily related to LLCB equity earnings, an increase in operating loss of $5.9 million and an increase in income tax benefit of $6.0 million.
•Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
◦Adjustments were $16.1 million and $13.2 million for the nine months ended July 31, 2025 and 2024, respectively, primarily related to gain on sales of water rights, stock compensation expense, equity in earnings of investments, net, cash distributions from equity investments and deferred income taxes.
◦Changes in operating assets and liabilities used $15.7 million and $11.1 million of operating cash for the nine months ended July 31, 2025 and 2024, respectively, primarily related to accounts receivables and receivables/other from related parties, prepaid and other current assets, accounts payable and growers and suppliers payable, accrued liabilities and payables to related parties and other long-term liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $9.9 million and $6.7 million for the nine months ended July 31, 2025 and 2024, respectively.
▪The $9.9 million of cash used in investing activities for the nine months ended July 31, 2025 was comprised primarily of capital expenditures of $9.6 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $2.3 million, partially offset by proceeds from sales of water rights of $1.7 million.
▪The $6.7 million of cash used in investing activities for the nine months ended July 31, 2024 was comprised primarily of capital expenditures of $6.7 million, related to orchard and vineyard development.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $15.9 million and $(7.1) million for the nine months ended July 31, 2025 and 2024, respectively.
•The $15.9 million of cash provided by financing activities for the nine months ended July 31, 2025 was comprised primarily of net borrowings of long-term debt of $22.8 million, partially offset by common and preferred dividends of $4.4 million and the exchange of common stock of $1.6 million.
•The $7.1 million of cash used in financing activities for the nine months ended July 31, 2024 was comprised primarily of common and preferred dividends of $4.4 million and the exchange of common stock of $1.8 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Lender, which includes the MLA and Supplements with principal repayment due July 1, 2030. The MLA governs the terms of the Supplements. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $114.0 million under the Revolving Credit Supplement and $1.0 million under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. As of July 31, 2025, our outstanding borrowings under the Revolving Credit Supplement were $63.3 million and we had $50.7 million of availability.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We are subject to an annual financial covenant that requires us to maintain compliance with a specific debt service coverage ratio of 1.0:1.0 for the fiscal year ending October 31, 2025, and 1.25:1.0 for any fiscal year ending thereafter. In September 2025, the Lender modified the debt service coverage ratio covenant to defer measurement as of October 31, 2025 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2026. We are also subject to a quarterly financial covenant that requires us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. We were in compliance with the covenants as of October 31, 2024.
In fiscal years 2025 and 2024, the Lender declared an annual cash patronage dividend and we received $0.6 million in the nine months ended July 31, 2025 and 2024.
Real Estate Development Joint Venture
On April 9, 2025, we received a cash distribution of $10.0 million representing our share of a $20.0 million distribution from our joint venture, Harvest at Limoneira. As of July 31, 2025, the 50%-owned unconsolidated joint venture had $36.4 million of cash and cash equivalents on hand.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.4 million for the nine months ended July 31, 2025 and 2024.
Cash dividends declared for the nine months ended July 31, 2025 and 2024 were $0.225 per common share. Such dividends paid were $4.1 million for the nine months ended July 31, 2025 and 2024.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of July 31, 2025, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024. Please refer to that filing for a description of our critical accounting policies and estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of July 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2025, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 23, 2024.
Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which limit our financial and operating flexibility and subject us to other risks.
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
Our revolving and non-revolving credit facility with the Lender contains a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio on an annual basis. At October 31, 2024 we were in compliance with the debt service coverage ratio of 1.25:1.0. In September 2025, the Lender modified the debt service coverage ratio covenant to defer measurement as of October 31, 2025 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2026. We are also subject to a quarterly financial covenant that requires us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. Our failure to comply with these covenants in the future, or to obtain modifications, waivers or deferrals of such covenants, may result in the declaration of an event of default under our credit facilities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal year 2025, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2025 - May 31, 2025	—	$—	—	—
June 1, 2025 - June 30, 2025	20,735	$15.08	—	—
July 1, 2025 - July 31, 2025	—	$—	—	—
Total	20,735		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares were repurchased under this program as of July 31, 2025.
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

10.1
Packinghouse License Agreement, by and between Limoneira Company and Sunkist Growers, Inc., dated June 6, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2025 (File No. 001-34755))

10.2
Master Loan Agreement, between Limoneira Company and AgWest Farm Credit, PCA, dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

10.3
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, between Limoneira Company and AgWest Farm Credit, PCA, dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

10.4
Promissory Note and Non-Revolving Credit Facility Supplement to Master Loan Agreement, between Limoneira Company and AgWest Farm Credit, PCA, dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 has been formatted in Inline XBRL

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

September 9, 2025	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2025	By:	/s/ MARK PALAMOUNTAIN
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)