Form 10-K
period 2025-10-31
Limoneira CO
filed 2025-12-23
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 31, 2025
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Based on the closing price as reported on the NASDAQ Global Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on April 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $245.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of November 30, 2025 was 18,119,117.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to hold on March 25, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2025.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain” or “continue” or other words or expressions of similar meaning. We based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.
The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Annual Report include, but are not limited to:
•success in executing the Company’s business plans and strategies, including the merger of the Company’s citrus sales and marketing operations into Sunkist Growers, Inc. and managing the risks involved in the foregoing;
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
All references to “we,” “us,” “our,” “our Company,” “the Company” or “Limoneira” in this Annual Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

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
Overview
We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,500 acres of land, water resources and other assets to maximize long-term stockholder value. Our operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.
Agribusiness activities are performed through these four reporting segments:
We are one of California’s oldest citrus growers and according to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow oranges and wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona, La Serena, Chile and Jujuy, Argentina, which collectively consist of approximately 3,100 acres of lemons, 1,500 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process, pack and sell lemons that we grow, as well as lemons grown by others. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business, a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”), a lemon and orange orchard and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), a lemon and orange orchard, all of which are located near La Serena, Chile. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina.
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

Fiscal Year 2025 Highlights and Recent Developments
Recent Developments
In January 2025, we completed three separate sale transactions of Santa Paula Basin water pumping rights at a selling price of $30,000 per acre-foot, totaling $1.7 million and recorded a gain on sales of water rights of $1.5 million.
On March 1, 2025, we received a notice of termination from PGIM Real Estate Finance, LLC (“PGIM”) regarding The Farm Management Agreement (“FMA”) dated January 31, 2023. The FMA was terminated effective March 31, 2025. Under the FMA, we provided farming, management and operations related to the 3,537 acres in Tulare County, California (the “Northern Properties”), which we previously sold to PGIM.
On March 17, 2025, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million in shares of our outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit us to repurchase any shares.
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
On April 8, 2025, we announced that we are entering into a letter of intent to form a 50%/50% joint venture with Agromin Corporation, the largest organics waste recycler in California, to significantly expand Agromin Corporation’s successful organic waste recycling program. The joint venture plans to expand from the existing 15-acre green waste composting facility at Limoneira Ranch in Santa Paula into a 70-acre, commercial-scale composting facility capable of processing green waste and food waste. We expect to enter into the joint venture and begin construction in fiscal year 2026.
On April 9, 2025, we announced that we received a cash distribution of $10.0 million representing our share of a $20.0 million cash distribution from our real estate joint venture, Harvest at Limoneira, with the Lewis Group of Companies (“Lewis”).
On June 6, 2025, we entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower fruit, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. In relation to our decision to merge our sales and marketing operations into Sunkist, we incurred cash and stock compensation severance expenses of approximately $0.7 million in the fourth quarter of fiscal year 2025.
On June 26, 2025, we entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, PCA (the “Lender”), dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and together with the Revolving Credit Supplement, the “Supplements”). The MLA amends and restates the previous Master Loan Agreement between us and the Lender and extends the principal repayment to July 1, 2030.
We are the General Partner of Limco Del Mar, Ltd. (“Del Mar”), a California partnership that produces lemons and avocados and operates certain real property known as the Limco Del Mar ranch. To enable us to determine the strategy for Del Mar to enhance long term financial returns and to provide liquidity for limited partners, on March 21, 2025, we made an offer to purchase up to 224,859 limited partnership units of Del Mar from the limited partners (the “Offer”). On August 4, 2025, we closed the Offer and purchased 80,608 limited partnership units from 78 limited partners at a price of $70 per unit for approximately $5.6 million (the “Purchase”). The Purchase increased our ownership from 28.8% to 54.5% and we recognized a gain of approximately $2.9 million. As a result of obtaining a controlling interest, Del Mar transitioned from an equity method investment to a consolidated subsidiary.
On September 9, 2025, we announced a plan to explore providing housing on the Limco Del Mar ranch to address Ventura County’s housing needs.
Effective October 13, 2025, we terminated the Grower Packing and Marketing Agreement (“GPMA”) with PGIM dated January 31, 2023. The GPMA provided packing, marketing and selling services for lemons harvested on the Northern Properties for a minimum five-year term, subject to certain benchmarking standards.

On November 7, 2025, our Chilean subsidiaries, PDA and San Pablo (collectively, the “Sellers”), each entered into a Purchase and Sale Agreement and Novation Agreement (collectively, the “Purchase Agreements”) with San Pedro, SpA, a Chilean joint stock company (the “Buyer”), to sell certain real estate parcels consisting of approximately 500 acres of lemons, 100 acres of oranges and other unplanted lands including water rights associated with the parcels for an aggregate purchase price of $15.0 million. The transactions closed upon transfer of the deeds simultaneously with the execution of the Purchase Agreements.
After a period of 60-90 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer will make an initial payment to the Sellers in the aggregate amount of $6.8 million, of which approximately $0.7 million will be deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8.2 million, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment, in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers.
On December 16, 2025, we declared a cash dividend of $0.075 per common share payable on January 16, 2026, in the aggregate amount of $1.4 million to common stockholders of record as of December 30, 2025.
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
Agribusiness Summary

Agribusiness Revenues
$ (in Millions)
200
180
160
140
120
100
80
60
40
20
-
2025
2024
2023
Lemons
Avocados
Other Agribusiness

Farming
Lemons. We market and sell lemons directly to our food service, wholesale and retail customers throughout the United States, Canada, Asia, and certain other international markets. We are one of the largest lemon growers in the United States with approximately 3,100 acres of lemons planted primarily in Ventura County, California and in Yuma County, Arizona. Ventura County is California’s top lemon producing county.
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
Avocados. We are one of the largest avocado growers in the United States with approximately 1,500 acres of avocados planted throughout Ventura County.
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

Our avocado plantings have been profitable and historically were pursued to diversify our product line. Since fiscal year 2023, we expanded our avocado production by 600 acres, and we plan to expand an additional 400 acres through fiscal year 2027. This 1,000-acre expansion reflects our strategy to capitalize on robust consumer demand trends for avocados.
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
Plantings
We have agricultural plantings on properties located in the United States, Chile and Argentina. The following is a description of our agriculture properties:

Ranch Name	County / State or Country	Total Acres	Lemons	Avocados	Oranges	Wine Grapes	Other
Limoneira/Olivelands	Ventura, CA	1,700	300	900	—	—	500
La Campana	Ventura, CA	300	—	300	—	—	—
Orchard Farm	Ventura, CA	1,100	600	—	—	—	500
Rancho La Cuesta	Ventura, CA	200	—	100	—	—	100
Limco Del Mar	Ventura, CA	200	100	100	—	—	—
Windfall Farms	San Luis Obispo, CA	700	—	—	—	400	300
Associated Citrus Packers	Yuma, AZ	1,300	600	—	—	—	700
Pan de Azucar & San Pablo	La Serena, Chile	3,500	500	—	100	—	2,900
Santa Clara	Jujuy, Argentina	1,200	1,000	—	—	—	200
Other agribusiness land	Various Counties, CA	300	—	100	—	—	200
Total		10,500	3,100	1,500	100	400	5,400
The Limoneira/Olivelands Ranch is the original site of our Company. Our headquarters, lemon packing operations and storage facilities are located on this property.
Other acres in the table above includes corporate and lemon packing facilities, land leased to other agricultural businesses, rental units, roads, creeks, hillsides and other open land.
Our orchards can maintain production for many years. For financial reporting purposes, we depreciate our orchards from 20 to 30 years depending on the fruit variety. We regularly evaluate our orchards’ production and growing costs and based on these and other factors, we may decide to redevelop certain orchards. In addition, we may acquire agricultural property with existing productive orchards or without productive orchards, which would require new orchard plantings. The fruit varieties that we grow are typically non-producing for approximately the first four to five years after the year of planting. Orchards may continue producing fruit for longer than their depreciable lives. The following table presents the number of acres planted by fruit variety and approximate age of our orchards:

	Age of Orchards
	0-5 Years	6-25 Years	Over 25 Years	Total
Lemons	100	2,500	500	3,100
Avocados	700	300	500	1,500
Oranges	—	100	—	100
Wine grapes	—	400	—	400
Total	800	3,300	1,000	5,100

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
We own and maintain 238 residential housing units located in Ventura County in California that we lease to employees, former employees and outside tenants. We also own several commercial office buildings. These properties generate reliable cash flows that we use to partially fund the operating costs of our business. As of October 31, 2025, we lease approximately 300 acres of our land to third-party agricultural tenants who grow a variety of row crops. Our leased land business provides us with a profitable method to diversify the use of our land. We also partner with one of our tenants and have an organic recycling facility on our land in Ventura County. Effective November 1, 2021, we lease our 1,200-acre Santa Clara ranch in Argentina.
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
For more than 100 years, we have been making strategic real estate investments in California agricultural and developable real estate. We currently have an interest in two real estate development projects in California. Our current real estate developments include multi-family housing and single-family homes and apartments with approximately 800 units in various stages of planning and development. The following is a summary of each of the strategic real estate investment properties in which we own an interest:
East Area I - Santa Paula, California. East Area I consists of approximately 500 acres that we historically used as agricultural land and is located in Santa Paula approximately ten miles from the City of Ventura and the Pacific Ocean. East Area I is the location of our master planned community of commercial and residential properties, named Harvest at Limoneira, designed to satisfy expected demand in a region that we believe will have few other developments in this coming decade.
In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed Limoneira Lewis Community Builders, LLC (“LLCB”) as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans include approximately 1,750 residential units and site improvements. A total of 1,261 residential units have closed from the project’s inception to October 31, 2025.
In October 2022, we entered into another joint venture with Lewis for the development of our 17-acre East Area I Retained Property (“Retained Property”), which is located within the East Area I property. We formed LLCB II, LLC as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis. Approved project plans currently include approximately 300 residential units and site improvements.

The joint venture partners will share in capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception, each partner has made funding contributions of $21.4 million to LLCB and $3.2 million to LLCB II. We received cash distributions from LLCB of $15.0 million in June 2024 and $10.0 million in April 2025 and we expect to receive approximately $155.0 million from LLCB, LLCB II and East Area II over the next five years of the projects.

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
•Our lemon packing operations will provide marketing opportunities for Sunkist with their other respective citrus products.

•We made investments in ground-based solar projects that provide us with tangible and intangible non-revenue generating benefits. The electricity generated by these investments provides us with a significant portion of the electricity required to operate our packinghouse and cold storage facilities located in Santa Paula, California. Additionally, these investments support our sustainable agricultural practices, reduce our dependence on fossil-based electricity generation and lower our carbon footprint. Moreover, electricity that we generate and do not use is conveyed back to the utility companies. Finally, over time, we expect that the end consumers of our fruit will value the investments that we made in renewable energy as a part of our packing operations, which we believe may help us differentiate our products from similar commodities.
•We made various other investments in water rights and mutual water companies. We own shares in the following mutual water companies: Farmers Irrigation Co., Canyon Irrigation Co., San Cayetano Mutual Water Co., Middle Road Mutual Water Co. and Alta Mutual Water Co. Additionally, we acquired water rights in the adjudicated Santa Paula Basin (aquifer), the YMIDD and in Chile.
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
•We own 55% interest in other Ventura County farmland and are exploring entitlement efforts.
Business Strategy
We are an agribusiness and real estate development company that generates revenues and annual cash flows to support investments in agricultural efficiencies and real estate development activities. As our agricultural and non-strategic real estate development investments are monetized, we intend to use the cash flow to reduce existing debt, invest in farming efficiencies and expand packing capacities through our One World of Citrus asset-lighter business model. We will also continue to use more third-party grower and supplier fruit to reduce the impact of pricing volatility and rising farming costs.
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
Agribusiness
With respect to our agribusiness operations, key elements of our strategy are:
•Expand our One World of Citrus asset-lighter business model in two main channels:
◦Growing and packing fruit grown on our properties; and
◦Utilizing third-party grower fruit by packing their fruit and marketing and distributing through Sunkist channels.
We intend to continue to strategically sell certain assets to reduce existing debt, increase farming efficiencies and expand packing capabilities. Increased volume of fruit sales is expected to be fueled by sourcing from third-party growers, thus mitigating the volatility that commodity pricing has on growers.
•Expand our Sources of Lemon Supply. Peak lemon production occurs at different times of the year depending on geographic region. In addition to our lemon production in California and Arizona, increases in lemons procured from third-party growers improve our ability to provide Sunkist customers with fresh lemons throughout the year.

•Increase the Volume of our Lemon Packing Operations. We regularly monitor our costs for redundancies and opportunities for cost reductions. In this regard, cost per carton is a function of throughput. We continually seek to acquire additional lemons from third-party growers to pack through our packing facilities. Third-party growers are only added if we determine their fruit is of good quality and can be cost effective for both the grower and us. Of most importance is the overall fresh utilization rate for our fruit, which is directly related to quality.
•Expand our Plantings of Avocados. Our plantings of avocados have been profitable and historically have been pursued to diversify our product line. We plan to expand our avocado production by 1,000 acres through fiscal year 2027 to capitalize on robust consumer demand trends with 600 acres planted as of October 31, 2025.
•Expand our share of the growing quick-service restaurant fresh-squeezed lemonade market.
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
Customers
We sold lemons and other citrus to 179 U.S. and international customers during fiscal year 2025. Beginning November 1, 2025, we merged our citrus sales and marketing operations into Sunkist. We sell our avocados to third-party packinghouses and our wine grapes to wine producers.
Competition
The agribusiness crop markets are intensely competitive, but no single producer has any significant market power over any market segments, as is consistent with the production of most agricultural commodities. Generally, there are a large number of global producers that sell through joint marketing organizations and cooperatives. Fruit is also sold to independent packers, both public and private, who then sell to their own customer base. Customers are typically large retail chains, food service companies, industrial manufacturers and distributors who sell and deliver to smaller customers in local markets throughout the world. In the purest sense, our largest competitors in our agribusiness segments are other citrus and avocado producers in California, Mexico, Chile, Argentina and Florida, a number of which are members of cooperatives such as Sunkist or have selling relationships with third-party packinghouses similar to that of Limoneira. Our lemons compete with other fruits and vegetables for the share of consumer expenditures devoted to fresh fruit and vegetables: apples, pears, melons, pineapples and other tropical fruit. Avocado products compete in the supermarket with hummus products and other dips and salsas. For our specific crops, the size of the 2024 U.S. market was approximately $698 million for lemons, both fresh and juice, and approximately $537 million for avocados. Competition in the various agribusiness markets is affected by reliability of supply, product quality, brand recognition and perception, price and the ability to satisfy changing customer preferences through innovative product offerings.
The sale and leasing of residential, commercial and industrial real estate is very competitive, with competition coming from numerous and varied sources throughout California. Our greatest direct competition for each of our current real estate development properties in Ventura County comes from other residential and commercial developments in nearby areas.
Resources and Raw Materials
In our fresh lemons and lemon packing segments, paper is considered a material raw product for our business because most of our products are packed in cardboard cartons for shipment. Paper is readily available and cartons will be purchased from a Sunkist affiliated entity beginning in fiscal year 2026. In our agribusiness division, petroleum-based products such as herbicides and pesticides are considered raw materials, and we have numerous suppliers for these products.

Intellectual Property
We have numerous trademarks and brands under which we market and sell our fruits, particularly lemons, domestically and internationally, many of which have been owned for decades. The material brands of Limoneira lemons include, but are not limited to, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Compass® and Pitcher®. These trademarks are owned by us and registered with the United States Patent and Trademark Office. We also acquired certain lemon brands with acquisitions, including Kiva®, Kachina®, Oxnard Lemon and Trapani Fresh. Beginning November 1, 2025, our lemon products may be branded with a Limoneira brand and the Sunkist brand.
Seasonal Nature of Business
As with any agribusiness enterprise, our agribusiness operations are predominantly seasonal in nature. The harvest and sale of our lemons and avocados occurs in all quarters, but is generally more concentrated during our third quarter. Our lemons are generally grown and marketed throughout the year, our avocados are primarily sold from January through August, and our wine grapes are primarily sold in September and October.
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
Human Capital Resources
As of October 31, 2025, we had 191 employees, of which 69 were salaried and 122 were hourly. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.
We believe that an environment of inclusion and belonging fosters innovation, strengthens our global workforce, and drives our ability to serve customers. Our global presence is strengthened by having a workforce that reflects the variety of the customers we serve and by maintaining an environment in which such diversity contributes to our mission.
Limoneira is committed to protecting the human rights, safety and dignity of the people who contribute to the success of our business. We are committed to improving the lives of all our stakeholders by helping to provide access to our products. We also seek to support the welfare of the people who produce, process and harvest the products we sell. We have several inclusion and belonging efforts and programs to better ensure that we are supporting our employees.
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
We own and maintain 238 residential housing units located in Ventura County, California, that we lease to our employees, former employees and outside tenants. Our residential units provide affordable housing to many of our employees, including our agribusiness employees, and enable employees to live close to their work, which reduces traffic and commuting times. We also partner with some local schools to provide transportation for residents. This unique employment benefit helps us maintain a dependable, long-term employee base.
Item 1A. Risk Factors
Risks Related to Our Agribusiness Operations
Our decision to merge our citrus sales and marketing operations into Sunkist Growers, Inc. beginning November 1, 2025 may not be successful.
The merging of our citrus sales and marketing operations into Sunkist reduces our ability to exercise control over the sales and marketing of our lemons. Sunkist marketing may be ineffective, which could result in decreased sales of citrus and, in particular, the sales of our lemons. Insufficient resources committed by Sunkist to the sales and marketing of citrus may reduce the sales of our lemons and adversely affect our operations and financial results.
Consumer and institutional recognition of Sunkist trademarks and related brands and the association of these brands with high quality and safe citrus is an integral part of the Sunkist business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate those brands with high quality and safe citrus may materially affect the value of their brand names and the demand for fresh citrus.
As a Sunkist-licensed packinghouse, we are required to purchase the majority of our packing supplies from Fruit Growers Supply Company (“FGS”), a manufacturing and supply cooperative affiliated with Sunkist. Increased costs for packing supplies from FGS or an extended interruption in the shipping of packing supplies could negatively affect our operating income.
Sunkist cybersecurity risks, data protection breaches, cyber-attacks and system integration issues could disrupt Sunkist internal operations or services provided to end customers, and such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our business.
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
ACP is an aphid-like insect that is a serious pest to all citrus plants because it can transmit the disease Huanglongbing (“HLB”) when it feeds on the plants’ leaves and trees. ACP is a federal action quarantine pest subject to interstate and international quarantine restrictions by the United States Department of Agriculture (“USDA”), including a prohibition on the movement of nursery stock out of quarantine areas and a requirement that all citrus fruit be cleaned of leaves and stems prior to movement out of the quarantine area. Due to the discovery of ACP in our orchards, we experienced costs related to the quarantine and treatment of ACP.
In September 2023, two HLB-positive citrus trees were detected on a residential property in the City of Santa Paula, California. Following this detection, the California Department of Food and Agriculture established a mandatory five-mile-radius quarantine area, encompassing approximately 1,100 acres of Limoneira-owned lemon orchards. In July 2024, additional HLB-positive trees were detected on residential properties in the City of Santa Paula. In response, the quarantine area was expanded in September 2024 to account for the new detections and is still in effect. The quarantine restricts the movement of citrus fruit, trees, and related plant materials, subject to specific protocols. The estimated additional costs to spray insecticides on our orchards within the quarantine area are $0.3 million to $0.4 million for fiscal year 2026. There is no assurance that HLB will not be detected on Limoneira orchards in the future.
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
Excess supply often causes severe price competition in our industry, and the worldwide lemon market is currently in an over-supplied position. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.
Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as avocados, must be sold more quickly, while other items, such as lemons, can be held in cold storage for longer periods of time. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce.
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
Our labor contractors and we are subject to government mandated wage and benefit laws and regulations. For example, the State of California, where a substantial number of our labor contractors are located, passed regulations that will increase minimum wage rates to $16.90 per hour effective January 1, 2026 due to a cost-of-living increase provision in the state’s minimum wage law. The State of Arizona minimum wage rates also rise each year based on the annual cost of living and will increase to $15.15 per hour effective January 1, 2026. In addition, current or future federal or state healthcare legislation and regulation, such as the Affordable Care Act, may increase our medical costs or the medical costs of our labor contractors that could be passed on to us.
Changes in immigration laws could impact the ability of Limoneira to harvest its crops.
We engage third parties to provide personnel for our harvesting operations. The availability and number of such workers is subject to decrease if there are changes in U.S. immigration laws. The states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country and specifically within Ventura County, resulting in arrests and detentions of unauthorized workers. Termination of a significant number of personnel who are found to be unauthorized workers or the scarcity of available personnel to harvest our agricultural products could cause harvesting costs to increase or could lead to the loss of product that is not timely harvested, which could have a material adverse effect to our citrus and avocado operations, financial position, results of operations and cash flows.
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
Southern California experienced below average precipitation for the 2024 to 2025 rainfall season. As of October 31, 2025, Ventura County was experiencing moderate drought conditions. We continue to assess the impact drought conditions may have on our California orchards.

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
For fiscal year 2025, irrigation costs for our agricultural operations decreased compared to fiscal year 2024. Costs may increase as we pump more water than our historical averages and federal, state and local water delivery infrastructure costs may increase to access these limited water supplies. We have an ongoing plan for irrigation improvements continuing for fiscal year 2026 that includes upgrading existing wells and irrigation systems.
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
We are subject to transportation risks.
An extended interruption in the shipping of our products could have a material adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products or supply chain issues could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to strike, natural disasters or otherwise, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.
Events or rumors relating to LIMONEIRA or our other trademarks and related brands or Sunkist could significantly impact our business.
Consumer and institutional recognition of the LIMONEIRA, Sunkist, One World of Citrus®, Santa®, Paula®, Bridal Veil®, Fountain®, Golden Bowl®, Level®, Compass®, Pitcher®, Kiva®, Kachina®, Oxnard Lemon and Trapani Fresh trademarks and related brands and the association of these brands with high quality and safe food products are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high quality and safe food products may materially adversely affect the value of our brand names and demand for our products.
Government regulation could increase our production costs and increase legal and regulatory expenses.
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
Our infrastructure has sufficient capacity for our lemon production needs, but if we lose machinery or facilities due to natural disasters, accidents or mechanical failure, we may not be able to operate at a sufficient capacity to meet our lemon production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

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
Our revolving and non-revolving credit facilities contain various restrictive covenants that limit our ability to take certain actions. In particular, these agreements limit our ability to, among other things:
•incur additional indebtedness;
•make certain investments or acquisitions;
•create certain liens on our assets;
•engage in certain types of transactions with affiliates;
•merge, consolidate or transfer substantially all our assets; and
•transfer and sell assets.
Our revolving and non-revolving credit facility with the Lender contains a financial covenant that requires us to maintain compliance with a specific debt service coverage ratio on an annual basis. At October 31, 2024 we were in compliance with the debt service coverage ratio of 1.25:1.0. In September 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2025. In December 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2026 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2027 and for any fiscal year ending thereafter.
We were also subject to a quarterly financial covenant that required us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant effective for the period from January 31, 2026 through July 31, 2027 which requires us to maintain a specific debt to capitalization ratio.
Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under our line of credit facilities. A breach of a covenant or other provision in any credit facility governing our current and future indebtedness could result in a default under that facility and, due to cross-default and cross-acceleration provisions, could result in a default under our other credit facilities. Upon the occurrence of an event of default under any of our credit facilities, the applicable lender(s) could elect to declare all amounts outstanding to be immediately due and payable and, with respect to our revolving credit facility, terminate all commitments to extend further credit. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under our current or future indebtedness were to accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.

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
Our AgWest Farm Credit Facility is subject to variable rates, which generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our AgWest Farm Credit Facility, which could materially adversely affect our business, financial condition and results of operations. Our Company’s debt agreement with AgWest Farm Credit uses the Secure Overnight Financing Rate (“SOFR”).
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
Higher interest rates generally impact the real estate industry by making it harder for buyers to qualify for financing, which can lead to a decrease in the demand for residential, commercial or industrial sites. Any decrease in demand will negatively impact our proposed developments. During 2025 and 2024, the Board of Governors of the Federal Reserve System took actions in easing the monetary policy by cutting interest rates. Market interest rates may increase in the future and the increase may materially and negatively affect us. Lack of available credit to finance real estate purchases can also negatively impact demand. Any downturn in the economy or consumer confidence can also be expected to result in reduced housing demand and slower industrial development, which would negatively impact the demand for land we are developing.
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
If unforeseen regulatory challenges with East Areas I and II occur, we may not be able to develop these projects as planned. Additionally, a voter-approved initiative may prevent us from developing the Limco Del Mar ranch.
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
The real estate development industry is capital intensive, and development requires significant up-front expenditures to develop land and begin real estate construction. Accordingly, we have and may continue to incur substantial indebtedness to finance our real estate development and land development activities. Although we believe that internally generated funds and current and available borrowing capacity will be sufficient to fund our capital and other expenditures, including development and construction activities, and the amounts available from such sources, may not be adequate to meet our needs. If such sources were insufficient, we would seek additional capital in the form of debt from a variety of potential sources, including bank financing. The availability of borrowed funds to be used for development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned expenditures could have a material adverse effect on our business and operations and our results of operations in future periods.

We may encounter risks associated with the real estate joint ventures we have with the Lewis Group of Companies, including:
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
Important factors with respect to our competitors include the following:
•Some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry.
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
Our products are distributed both nationally and internationally and we have foreign subsidiaries with functional currencies besides the U.S. dollar. Our international sales are primarily transacted in U.S. dollars. Our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations and our foreign subsidiaries. In the past, periods of a strong U.S. dollar relative to other currencies led international customers, particularly in Asia, to find alternative sources of fruit.
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
We intend to continue to consider acquisition prospects that complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Additionally, in fiscal year 2024 and 2025 we recorded an impairment charge and reserves on our most recently acquired foreign subsidiary, and we may incur further impairment charges or reserves on this or other foreign subsidiaries in the future.
The value of our common stock could be volatile.
Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described here are not the only ones we will face. If any of these risks or other risks actually occur, our business, financial condition, results of operations or future prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

The overall market and the price of our common stock may fluctuate greatly, and we cannot assure you that you will be able to resell shares at or above market price. The trading price of our common stock may be significantly affected by various factors, including:
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
•our decision to pay dividends at the current rate; and
•general economic or political conditions.
Concentrated ownership of our common stock creates a risk of sudden change in our share price.
As of October 31, 2025, directors and members of our executive management team beneficially owned or controlled approximately 8.9% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.
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

The Company is committed to managing cybersecurity risks through ongoing vigilance and enhancement of our cybersecurity policies, procedures and practices, extending to the safeguarding of sensitive information belonging to the Company, our growers and suppliers, customers, and employees. Through the execution of a leading-practice, risk-based strategy, we are enhancing capabilities to further protect our critical assets by implementing preventive and detective controls and performing continuous security monitoring and active threat response activities. The enhancement of the Company's cybersecurity risk management strategy and related procedures is a continuous activity to ensure the appropriate identification, assessment and response to risks from cybersecurity threats that may adversely impact our operations. This includes our development and operationalizing of third-party security requirements, incident response procedures, and employee training and awareness programs to improve cybersecurity hygiene throughout our organization. Additionally, we proactively seek input from third-party cybersecurity consultants to independently evaluate our systems and processes, further identify risks and aid us in strengthening our defenses and improving our overall security posture.
Material Cybersecurity Threat Risks
In fiscal year 2025, the Company experienced no cybersecurity incidents that materially impacted our business strategy, operations or financial condition. We maintain cybersecurity insurance coverage to supplement our cybersecurity program. However, this insurance may not be sufficient to cover all potential losses, including reputational damage or costs incurred to improve or strengthen systems against future threats. Recognizing the increasing sophistication of cyber threats, we are actively enhancing our cybersecurity risk management efforts to minimize the likelihood and impact of such incidents.
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

Item 2. Properties
Real Estate
We own our corporate headquarters in Santa Paula, California. We own approximately 4,500 acres of farmland in California, 1,300 acres in Yuma, Arizona, 3,500 acres in La Serena, Chile and 1,200 acres in Jujuy, Argentina. The land used for agricultural plantings consists of approximately 3,100 acres of lemons, 1,500 acres of avocados, 100 acres of oranges and 400 acres of wine grapes. The Pan de Azucar and San Pablo farmland were classified as assets held for sale as of October 31, 2025 and sold November 7, 2025. We believe that our properties are generally suitable to meet our production needs for the foreseeable future. Our agribusiness land holdings are summarized below as of October 31, 2025 ($ in thousands):

Ranch Name	Acres	Book Value	Acquisition Date	Book Value per Acre
Limoneira/Olivelands Ranch	1,700	$767	1907, 1913, 1920	$451
La Campana Ranch	300	758	1964	$2,527
Orchard Farm Ranch	1,100	3,240	1990	$2,945
Rancho La Cuesta Ranch	200	2,899	1994	$14,495
Limco Del Mar	200	16,027	2025	$80,136
Windfall Farms	700	16,162	2009	$23,089
Associated Citrus Packers	1,300	14,500	2013	$11,154
Pan de Azucar	200	2,295	2017	$11,474
San Pablo	3,300	5,593	2018	$1,695
Santa Clara	1,200	8,600	2019	$7,167
Other land	300	816	various	$2,720
Total land holdings	10,500	$71,657
We own our packing facilities located in Santa Paula, California and Yuma, Arizona, where we process and pack our lemons as well as lemons for other growers. We have a 5.5 acre, one-megawatt ground-based photovoltaic solar generator and one-megawatt roof array, which provide the majority of the power to operate our packing facility.
We own and maintain 238 residential housing units located in Ventura County, California, that we lease to our employees, former employees and outside tenants and we own several commercial office buildings and properties that are leased to various tenants.
We own and have equity investments in real estate development property in Ventura County, California. These properties are in various stages of development for up to approximately 800 units.
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,500 acre-feet of water rights in the adjudicated Santa Paula Basin (aquifer) and additional rights in the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,500 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile and our Trapani Fresh farming operations in Argentina.
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

Our California water resources include approximately 11,100 acre-feet of water affiliated with our owned properties, of which approximately 8,500 acre-feet are adjudicated. Our Yuma, Arizona water resources include approximately 11,500 acre-feet of water sourced from the Colorado River. We own shares in various not-for-profit mutual benefit water companies. Our investments in these water companies provide us with the right to receive a proportionate share of water from each of the water companies.
We believe water is a natural resource that is critical to economic growth in the western United States and firm, reliable water rights are essential to our sustainable business practices. Consequently, we have long been a private steward and advocate of prudent and efficient water management. We have made substantial investments in securing water and water rights in quantities that are sufficient to support and, we believe, will exceed, our long-term business objectives. We strive to follow best management practices for the diversion, conveyance, distribution and use of water. In the future, we intend to continue to provide leadership in the area of, and seek innovation opportunities that promote, increased water use efficiency and the development of new sources of supply for our neighboring communities.
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
Holders
On November 28, 2025, there were 227 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one stockholder.
Dividends
The following table presents cash dividends per common share declared and paid in the periods shown.

Dividend
2025
Fourth Quarter Ended October 31, 2025	$0.075
Third Quarter Ended July 31, 2025	$0.075
Second Quarter Ended April 30, 2025	$0.075
First Quarter Ended January 31, 2025	$0.075
2024
Fourth Quarter Ended October 31, 2024	$0.075
Third Quarter Ended July 31, 2024	$0.075
Second Quarter Ended April 30, 2024	$0.075
First Quarter Ended January 31, 2024	$0.075
In December 2025, we declared a quarterly dividend of $0.075 per common share and we expect to continue to pay quarterly dividends at a similar rate to the extent permitted by the financial results of our business and other factors beyond management’s control.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Limoneira Company, the Russell 2000 Index
and the Dow Jones US Food Producers Index
250
200
150
100
50
0
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
10/31/25
Limoneira Company
Russell 2000
Dow Jones US Food Producers

*$100 invested on 10/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.
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
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2025 - August 31, 2025	—	$—	—	—
September 1, 2025 - September 30, 2025	—	$—	—	—
October 1, 2025 - October 31, 2025	22,395	$14.13	—	—
Total	22,395		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares were repurchased under this program as of October 31, 2025.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this Annual Report on Form 10-K. This section generally discusses the results of operations for fiscal year 2025 compared to fiscal year 2024. For discussion related to the results of operations and changes in financial condition for fiscal year 2024 compared to fiscal year 2023 refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2024 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on December 23, 2024.
Overview
Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 10,500 acres of land, water resources and other assets to maximize long-term stockholder value. Our operations consist of fruit production, sales and marketing, rental operations, real estate and capital investment activities.
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
Recent Developments – Refer to Part I, Item 1 “Fiscal Year 2025 Highlights and Recent Developments”

Results of Operations
The following table shows the results of operations (in thousands):

	Years Ended October 31,
	2025		2024		2023
Net revenues:
Agribusiness	$153,685	96%	$185,923	97%	$174,381	97%
Other operations	6,038	4%	5,580	3%	5,520	3%
Total net revenues	159,723	100%	191,503	100%	179,901	100%
Costs and expenses:
Agribusiness	154,810	86%	164,807	83%	169,169	99%
Other operations	4,477	2%	5,274	3%	4,612	3%
Impairment of intangible asset	—	—%	643	1%	—	—%
Gain on sales of water rights	(1,488)	(1)%	—	—%	—	—%
Loss (gain) on disposal of assets, net	706	1%	(507)	(1)%	(28,849)	(17)%
Gain on remeasurement of previously held equity method investment	(2,852)	(2)%	—	—%	—	—%
Gain on legal settlement	—	—%	—	—%	(2,269)	(1)%
Selling, general and administrative	24,475	14%	27,464	14%	26,455	16%
Total costs and expenses	180,128	100%	197,681	100%	169,118	100%
Operating (loss) income:
Agribusiness	(1,125)		21,116		5,212
Other operations	1,561		306		908
Impairment of intangible asset	—		(643)		—
Gain on sales of water rights	1,488		—		—
(Loss) gain on disposal of assets, net	(706)		507		28,849
Gain on remeasurement of previously held equity method investment	2,852		—		—
Gain on legal settlement	—		—		2,269
Selling, general and administrative	(24,475)		(27,464)		(26,455)
Operating (loss) income	(20,405)		(6,178)		10,783
Other (expense) income:
Interest income	62		118		364
Interest expense, net of patronage dividends	(1,553)		(961)		(494)
Equity in earnings of investments, net	798		18,356		5,322
Other income (expense), net	93		212		(2,611)
Total other (expense) income	(600)		17,725		2,581
(Loss) income before income tax benefit (provision)	(21,005)		11,547		13,364
Income tax benefit (provision)	4,649		(4,373)		(4,247)
Net (loss) income	(16,356)		7,174		9,117
Net loss attributable to noncontrolling interests, net	375		542		283
Net (loss) income attributable to Limoneira Company	$(15,981)		$7,716		$9,400

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, pension settlement cost, impairment of intangible asset, loss (gain) on disposal of assets, net, cash bonus related to sale of assets, gain on legal settlement, cash severance benefits, contract termination fee and gain on remeasurement of previously held equity method investment are important measures to evaluate our results of operations between periods on a more comparable basis. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net (loss) income attributable to Limoneira Company which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Fiscal Year Ended October 31,
	2025	2024	2023
Net (loss) income attributable to Limoneira Company	$(15,981)	$7,716	$9,400
Interest income	(62)	(118)	(364)
Interest expense, net of patronage dividends	1,553	961	494
Income tax (benefit) provision	(4,649)	4,373	4,247
Depreciation and amortization	9,209	8,374	8,576
EBITDA	$(9,930)	$21,306	$22,353
Stock-based compensation	3,077	4,116	3,841
Pension settlement cost	—	—	2,700
Impairment of intangible asset	—	643	—
Loss (gain) on disposal of assets, net	706	(507)	(28,849)
Cash bonus related to sale of assets	—	—	2,000
Gain on legal settlement	—	—	(2,269)
Cash severance benefits	447	1,160	—
Contract termination fee	2,100	—	—
Gain on remeasurement of previously held equity method investment	(2,852)	—	—
Adjusted EBITDA	$(6,452)	$26,718	$(224)
Fiscal Year 2025 Compared to Fiscal Year 2024
Revenues
Total net revenues for fiscal year 2025 were $159.7 million, compared to $191.5 million for fiscal year 2024. The 17% decrease of $31.8 million was primarily due to decreased agribusiness revenue from lemons, avocados, wine grapes and farm management, partially offset by increased agribusiness revenues from oranges, as detailed below ($ in thousands):

	Fiscal Year Ended October 31,
	2025	2024	Change
Lemons	$124,958	$136,175	$(11,217)	(8)%
Avocados	11,741	25,114	(13,373)	(53)%
Oranges	7,745	5,189	2,556	49%
Specialty citrus and wine grapes	4,010	5,089	(1,079)	(21)%
Farm management	1,622	10,212	(8,590)	(84)%
Other	3,609	4,144	(535)	(13)%
Agribusiness revenues	$153,685	$185,923	$(32,238)	(17)%

•Lemons: The decrease for fiscal year 2025, compared to fiscal year 2024, was primarily due to lower prices, partially offset by increased volume of fresh and brokered lemons sold and other lemon sales. Fresh carton sales were $83.8 million and $84.0 million, in aggregate, on 4.7 million and 4.5 million cartons of lemons sold at average per carton prices of $17.74 and $18.87 for fiscal years 2025 and 2024, respectively. Lemon revenue included brokered lemons and other lemon sales of $21.6 million and $32.0 million, packing and handling revenue of $17.9 million and $17.1 million, and lemon by-product sales of $1.7 million and $3.0 million for fiscal years 2025 and 2024, respectively.
•Avocados: The decrease for fiscal year 2025, compared to fiscal year 2024, was due to decreased volume and lower prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 7.4 million and 15.1 million pounds of avocados at average prices per pound of $1.60 and $1.67 for fiscal years 2025 and 2024, respectively.
•Oranges: The increase for fiscal year 2025, compared to fiscal year 2024, was primarily due to increased volume and higher prices of oranges sold. We sold 409,000 and 280,000 cartons of oranges at an average price per carton of $18.93 and $18.53 for fiscal years 2025 and 2024, respectively.
•Specialty citrus and wine grapes: The decrease for fiscal year 2025, compared to fiscal year 2024, was primarily due to decreased volume of wine grapes sold. We sold $1.8 million and $2.9 million of wine grapes during fiscal years 2025 and 2024, respectively.
•Farm management: Farm management revenue was comprised primarily of Northern Properties farming, management and operations services and decreased for fiscal year 2025 compared to fiscal year 2024 due to the FMA termination effective March 31, 2025.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for fiscal year 2025, compared to fiscal year 2024, due to decreased shipping revenue.
Other operations revenue for fiscal year 2025 was $6.0 million, compared to $5.6 million for fiscal year 2024.
Costs and Expenses
Total costs and expenses for fiscal year 2025 were $180.1 million, compared to $197.7 million for fiscal year 2024. The 9% decrease of $17.6 million was primarily due to decreased agribusiness costs and expenses and selling, general and administrative expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Fiscal Year Ended October 31,
	2025	2024	Change
Packing costs	$47,381	$42,751	$4,630	11%
Harvest costs	9,495	12,585	(3,090)	(25)%
Growing costs	17,510	27,577	(10,067)	(37)%
Third-party grower and supplier costs	70,068	72,176	(2,108)	(3)%
Other costs	2,113	2,601	(488)	(19)%
Depreciation and amortization	8,243	7,117	1,126	16%
Agribusiness costs and expenses	$154,810	$164,807	$(9,997)	(6)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies and facility operating costs. The increase for fiscal year 2025, compared to fiscal year 2024, was primarily due to increased volume, higher labor costs, and higher packing costs due to a $2.1 million contract termination fee related to our Commercial Packinghouse License Agreement with Sunkist. We packed and sold 4.7 million and 4.5 million cartons of lemons at average per carton costs of $10.03 and $9.60 for fiscal years 2025 and 2024, respectively.
•Harvest costs: The decrease in harvest costs for fiscal year 2025, compared to fiscal year 2024. was primarily due to decreased volume of lemons and avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for fiscal year 2025, compared to fiscal year 2024, was primarily due to the decrease in farm management growing costs related to the FMA termination and farm management decisions made in response to weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for fiscal year 2025, compared to fiscal year 2024, was primarily due to a decrease in incurred costs for brokered fruit for resale of $27.5 million compared to $31.3 million, respectively, partially offset by an increase in incurred costs of third party grower fruit of $42.5 million compared to $40.9 million, respectively. Of the 4.7 million and 4.5 million cartons of lemons packed and sold, 3.7 million (78%) and 3.2 million (72%) were procured from third-party growers at average per carton prices of $11.55 and $12.76 for fiscal years 2025 and 2024, respectively.
•Other costs: The decrease in other costs for fiscal year 2025, compared to fiscal year 2024, was due to decreased freight costs.
•Depreciation and amortization: The increase in depreciation and amortization expenses for fiscal year 2025, compared to fiscal year 2024, was primarily due to increases in agribusiness depreciation and amortization of finance leases.
Other operations expenses for fiscal year 2025 were $4.5 million compared to $5.3 million for fiscal year 2024. The decrease in other operations expenses was primarily due to severance benefits paid in fiscal year 2024 and decreased residential and commercial rental expenses.
Impairment of intangible asset was $0.6 million for fiscal year 2024. There was no impairment of intangible asset for fiscal year 2025.
Gain on sales of water rights was $1.5 million for fiscal year 2025. There was no sale of water rights for fiscal year 2024.
Loss (gain) on disposal of assets, net for fiscal year 2025 was $0.7 million compared to $(0.5) million for fiscal year 2024. The 2025 loss primarily relates to the disposal of orchards and the 2024 gain primarily relates to a deferred gain on the LLCB II sale.
Selling, general and administrative expenses for fiscal year 2025 were $24.5 million compared to $27.5 million for fiscal year 2024. The $3.0 million decrease was primarily due to:
•$5.3 million net decrease in salaries, benefits and incentive compensation;
•$1.0 million net increase in allowance for receivables from foreign related party, net; and
•$1.3 million net increase in other general and administrative expenses.
Other (Expense) Income
Total other (expense) income for fiscal year 2025 was $(0.6) million compared to $17.7 million for fiscal year 2024. The $18.3 million decrease in total other income was primarily due to:
•$17.6 million decrease of equity in earnings of investments, net, primarily due to LLCB’s closing of 554 residential homesites in fiscal year 2024;
•$0.6 million increase of interest expense, net of patronage dividends; and
•$0.1 million decrease of other income, net.
Income Taxes
We recorded an income tax benefit (provision) of $4.6 million and $(4.4) million on pre-tax (loss) income of $(21.0) million and $11.5 million for fiscal years 2025 and 2024, respectively. The tax benefit recorded for fiscal year 2025 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our effective tax rate for fiscal years 2025 and 2024 was 22.1% and 37.9%, respectively.
Net Loss Attributable to Noncontrolling Interests, Net
Net loss attributable to noncontrolling interests represents 10% and 49% of the net loss of PDA and Trapani Fresh, respectively, for fiscal years 2025 and 2024. Fiscal year 2025 includes 45.5% of the net income of Del Mar for the period August 4, 2025 to October 31, 2025.

Segment Results of Operations
We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. During fiscal year 2025, the Company changed its presentation of fresh lemons and lemon packing revenue and costs to remove reference to intersegment revenue and costs and eliminations. Prior years’ information has been restated to conform to the current year’s presentation. The Company adopted ASU 2023-07 as of fiscal year 2025 and, as a result, expanded its segment information to include significant segment expenses and other segment items. See Note 20 - Segment Information for additional information regarding our operating segments.
Segment information for fiscal year 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$75,811	$49,147	$11,741	$16,986	$153,685	$6,038	$159,723
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	19,820	—	—	19,820	—	19,820
Packing supplies and fruit treatments	—	13,799	—	—	13,799	—	13,799
Harvest costs	7,777	—	1,385	333	9,495	—	9,495
Growing costs	8,884	—	4,621	4,005	17,510	—	17,510
Third party grower and supplier costs	60,928	—	—	9,140	70,068		70,068
Other segment items	—	13,762	—	2,113	15,875	3,786	19,661
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	706	706
Gain on remeasurement of previously held equity method investment	—	—	—	—	—	(2,852)	(2,852)
Selling, general and administrative	—	—	—	—	—	24,200	24,200
Total costs and expenses, excluding depreciation and amortization	77,589	47,381	6,006	15,591	146,567	24,352	170,919
Depreciation and amortization	—	—	—	—	8,243	966	9,209
Operating (loss) income	$(1,778)	$1,766	$5,735	$1,395	$(1,125)	$(19,280)	$(20,405)
Segment information for fiscal year 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$86,917	$49,258	$25,114	$24,634	$185,923	$5,580	$191,503
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	16,841	—	—	16,841	—	16,841
Packing supplies and fruit treatments	—	10,902	—	—	10,902	—	10,902
Harvest costs	8,877	—	3,058	650	12,585	—	12,585
Growing costs	10,258	—	4,276	13,043	27,577	—	27,577
Third party grower and supplier costs	65,046	—	—	7,130	72,176	—	72,176
Other segment items	—	15,008	—	2,601	17,609	4,605	22,214
Impairment of intangible asset	—	—	—	—	—	643	643
Gain on disposal of assets, net	—	—	—	—	—	(507)	(507)
Selling, general and administrative	—	—	—	—	—	26,876	26,876
Costs and expenses, excluding depreciation and amortization:	84,181	42,751	7,334	23,424	157,690	31,617	189,307
Depreciation and amortization	—	—	—	—	7,117	1,257	8,374
Operating (loss) income	$2,736	$6,507	$17,780	$1,210	$21,116	$(27,294)	$(6,178)

Fiscal Year 2025 Segment Information Compared to Fiscal Year 2024 Segment Information
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons net of pack charge, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues for fiscal year 2025 were $75.8 million compared to $86.9 million for fiscal year 2024. The 13% decrease of $11.1 million was primarily due to:
•Brokered lemons and other lemon sales decrease of $10.4 million;
•Lemon by-products sales decrease of $1.3 million; and
•Fresh lemons sales net of pack charge increase of $0.6 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses for fiscal year 2025 were $77.6 million compared to $84.2 million for fiscal year 2024. The 8% decrease of $6.6 million was primarily due to:
•Third-party grower and supplier costs decrease of $4.1 million;
•Growing costs decrease of $1.4 million; and
•Harvest costs decrease of $1.1 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and packing and handling revenue. Our lemon packing segment total net revenues for fiscal year 2025 were $49.1 million compared to $49.3 million for fiscal year 2024.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, subcontracted and facility operating costs. Our lemon packing costs and expenses for fiscal year 2025 were $47.4 million compared to $42.8 million for fiscal year 2024. The 11% increase of $4.6 million was primarily due to increased volume of lemons packed and sold, higher labor costs, and higher packing costs due to a $2.1 million contract termination fee.
Lemon packing segment operating income per carton sold for fiscal year 2025 was $0.37 compared to $1.46 for fiscal year 2024.
Avocados
Our avocados segment revenue for fiscal year 2025 was $11.7 million compared to $25.1 million for fiscal year 2024. The 53% decrease of $13.4 million was primarily due to decreased volume and lower prices.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses for fiscal year 2025 were $6.0 million compared to $7.3 million for fiscal year 2024. The 18% decrease of $1.3 million was primarily due to:
•Harvest costs decrease of $1.7 million; and
•Growing costs increase of $0.4 million.
Other Agribusiness
Our other agribusiness segment total net revenues for fiscal year 2025 were $17.0 million compared to $24.6 million for fiscal year 2024. The 31% decrease of $7.6 million was primarily due to:
•Farm management revenue decrease of $8.6 million;
•Specialty citrus and wine grape revenues decrease of $1.1 million;
•Other revenue decrease of $0.5 million; and
•Orange revenue increase of $2.6 million.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses for fiscal year 2025 were $15.6 million compared to $23.4 million for fiscal year 2024. The 33% decrease of $7.8 million was primarily due to:
•Growing costs decrease of $9.0 million;
•Shipping costs decrease of $0.5 million;
•Harvest costs decrease of $0.3 million; and
•Brokered fruit costs increase of $2.0 million.
Total agribusiness depreciation and amortization expenses for fiscal year 2025 were $8.2 million compared to $7.1 million for fiscal year 2024.
Corporate and Other
Our corporate and other operations revenues for fiscal year 2025 were $6.0 million compared to $5.6 million for fiscal year 2024.
Costs and expenses in our corporate and other operations for fiscal years 2025 and 2024 were $24.4 million and $31.6 million, respectively, and include selling, general and administrative costs and expenses, impairment of intangible asset, gain on sales of water rights, loss (gain) on disposal of assets and gain on remeasurement of previously held equity method investment not allocated to the operating segments. Depreciation and amortization expenses for fiscal year 2025 were $1.0 million compared to $1.3 million for fiscal year 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash flows generated from our operations, use of our revolving credit facility, sales of assets and distributions from our equity investments. Our liquidity and capital position fluctuate during the year depending on seasonal production cycles, weather events and demand for our products. Typically, our first and last fiscal quarters coincide with the fall and winter months during which we are growing crops that are harvested and sold in the spring and summer, which are our second and third quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations, long-term variable rate debt and related interest payments and operating and finance leases. See Note 11 - Long-Term Debt and Note 12 - Leases for amounts outstanding as of October 31, 2025, related to debt and leases. Purchase obligations consist of contracts primarily related to packing supplies, the majority of which are due in the next three years.
We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the next 12 months. We believe our revenue generating operations, distributions from equity investments and credit facilities will generate sufficient cash needed to operate beyond the next 12 months. In addition, we have the ability to control a portion of our investing and financing cash flows to the extent necessary based on our liquidity demands.

Cash Flows from Operating Activities
Net cash (used in) provided by operating activities was $(6.0) million and $17.9 million for fiscal years 2025 and 2024, respectively. The significant components of our cash flows (used in) provided by operating activities were as follows:
•Net (loss) income was $(16.4) million and $7.2 million for fiscal years 2025 and 2024, respectively. The components of net loss for fiscal year 2025, compared to net income for fiscal year 2024, primarily consists of an increase in operating loss of $14.2 million, a decrease in total other income of $18.3 million and an increase in income tax benefit of $9.0 million.
•Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
◦Adjustments provided $15.2 million and $9.0 million for fiscal years 2025 and 2024, respectively, primarily related to depreciation and amortization, gain on remeasurement of previously held equity method investment, gain on sales of water rights, stock compensation expense, equity in earnings of investments, net, cash distributions from equity investments and deferred income taxes.
◦Changes in operating assets and liabilities used $4.9 million and provided $1.7 million of operating cash for fiscal years 2025 and 2024, respectively, primarily related to accounts payable/growers and suppliers payable, accrued liabilities/payables to related parties, income taxes receivable and other long-term liabilities.
Cash Flows from Investing Activities
▪The $18.3 million of net cash used in investing activities for fiscal year 2025 was comprised primarily of capital expenditures of $13.5 million mainly related to orchard development and $4.1 million related to acquiring additional shares of Del Mar.
▪The $9.2 million of net cash used in investing activities for fiscal year 2024 was comprised primarily of capital expenditures of $9.4 million related to orchard and vineyard development.
Cash Flows from Financing Activities
•The $22.8 million of net cash provided by financing activities for fiscal year 2025 was comprised primarily of net borrowings of long-term debt of $31.9 million, partially offset by common and preferred stock dividends of $5.9 million and exchange of common stock of $2.0 million.
•The $9.3 million of net cash used in financing activities for fiscal year 2024 was comprised primarily of common and preferred stock dividends of $5.9 million and exchange of common stock of $2.3 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Credit Facility with AgWest Farm Credit, formerly known as Farm Credit West, (the "Lender"). In June 2025, we entered into a Master Loan Agreement (the “MLA”) dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender and extends the principal repayment to July 1, 2030. Additional information regarding these loans can be found in Note 11- Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $114.0 million under the Revolving Credit Supplement and $1.0 million under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of October 31, 2025, our outstanding borrowings under the Revolving Credit Supplement were $72.5 million and we had $41.6 million available to borrow.

The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We were subject to an annual financial covenant that required us to maintain compliance with a specific debt service coverage ratio of 1.0:1.0 for the fiscal year ending October 31, 2025, and 1.25:1.0 for any fiscal year ending thereafter. In September 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2025. In December 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2026 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2027 and for any fiscal year ending thereafter.
We were also subject to a quarterly financial covenant that required us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027 which requires us to maintain a specific debt to capitalization ratio.
We received annual patronage dividends from the Lender of $0.6 million for fiscal years 2025 and 2024.
Real Estate Development Joint Venture
On April 9, 2025, we received a cash distribution of $10.0 million representing our share of a $20.0 million distribution from our joint venture, Harvest at Limoneira. As of October 31, 2025, the 50%-owned unconsolidated joint venture had $31.2 million of cash and cash equivalents on hand.
Dividends
The holders of the Series B Convertible Preferred Stock (the “Series B Stock”) and the Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) are entitled to receive cumulative cash dividends. Such preferred dividends paid totaled $0.5 million in each of the fiscal years 2025 and 2024.
Cash dividends declared in each of the fiscal years 2025 and 2024 totaled $0.30 per common share and such dividends paid totaled $5.4 million for both fiscal years 2025 and 2024.
Income Taxes
We paid income taxes of $0.7 million and $5.2 million for fiscal years 2025 and 2024, respectively.
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
In November 2015, we entered into a joint venture with Lewis for the residential development of our East Area I real estate development project. To consummate the transaction, we formed LLCB as the development entity, contributed our East Area I property to the joint venture and sold a 50% interest in the joint venture to Lewis. The first phase of the project broke ground to commence mass grading in November 2017. Approved project plans currently include approximately 1,750 residential units and site improvements. A total of 1,261 residential units have closed from the project’s inception to October 31, 2025.
In October 2022, we entered into another joint venture with Lewis for the development of our 17-acre East Area I Retained Property. We formed LLCB II as the development entity, contributed our Retained Property to the joint venture and sold a 50% interest to Lewis for $8.0 million. We recorded a gain on the transaction of $4.7 million, of which $0.5 million was deferred and recognized in fiscal year 2024. Approved project plans currently include approximately 300 residential units and site improvements.

The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the projects. Since inception, each partner has made funding contributions of $21.4 million to LLCB and $3.2 million to LLCB II. In April 2025, we received a cash distribution of $10.0 million from LLCB and we expect to receive approximately $155.0 million from LLCB, LLCB II and East Area II over the next five years of the projects.
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
We make significant judgments in evaluating each real estate development project, as held by us or within our investments in LLCB and LLCB II, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. No impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on our equity in LLCB or LLCB II, for fiscal years 2025, 2024 and 2023.
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
Borrowings under the AgWest Farm Credit Facility are subject to variable interest rates. These variable interest rates subject us to the risk of increased interest costs associated with any upward movements in interest rates. For the AgWest Farm Credit Facility, our borrowing interest rate is an internally calculated rate based on an AgWest Farm Credit internal method that follows the changing market interest rates and the cost to fund variable-rate loans. Rate changes are expected to be generally the same as the Federal Open Market Committee (the “FOMC”) recommended changes; however the changes may be marginally different than the FOMC’s recommendation. As of October 31, 2025, our total debt outstanding under the AgWest Farm Credit Facility was $72.5 million.
Based on our level of borrowings as of October 31, 2025, a 100 basis points increase in interest rates would increase our interest rate expense by $0.7 million for fiscal year 2026 and by an annual average of $0.7 million for each of the three subsequent fiscal years. Additionally, a 100 basis points increase in the interest rate would decrease our net income by $0.5 million for fiscal year 2026 and by an annual average of $0.5 million for each of the three subsequent fiscal years. We have strategies in place to manage our exposure to interest rate risk, including the potential early pay down of outstanding debt under the AgWest Farm Credit Facility. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.
Item 8. Financial Statements and Supplementary Data
Limoneira Company
All schedules are omitted for the reason that they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limoneira Company and subsidiaries (the “Company”) as of October 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and temporary equity, and cash flows, for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of Ernst & Young LLP, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2025, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.
We did not audit the financial statements of Limoneira Lewis Community Builders, LLC (“LLCB”), the Company's investment, which is accounted for by use of the equity method. The accompanying financial statements of the Company include, before the basis difference and related amortization discussed in Note 7, its equity in investment in LLCB of $54,076,000 and $63,581,000 as of October 31, 2025 and 2024, respectively, and its equity earnings in LLCB of $498,000, $20,304,000, and $5,851,000 for the years ended October 31, 2025, 2024, and 2023, respectively. Those financial statements were audited by Ernst & Young LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company’s equity in investment and equity earnings in LLCB, is based solely on the report of Ernst & Young LLP.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of Ernst & Young LLP provide a reasonable basis for our opinion.
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
The Company makes significant judgments in evaluating each real estate development project as held by them or within its investment in LLCB, for possible indications of impairment. These judgments may relate to the identification of appropriate and comparable market prices, the consideration of changes to legal factors or the business climate, the likelihood of successfully completing the entitlement process, changes in zoning or government regulation, and demand for new housing. Changes in these judgments could have a significant impact on real estate development or equity in investments. Real estate development assets held by the Company were $10,628,000, and equity in investments was $72,167,000 as of October 31, 2025 of which $58,416,000 was related to LLCB. For the year ended October 31, 2025, no impairment loss has been recognized on any real estate development and no other-than-temporary-impairment has been recognized on the Company’s equity in LLCB.
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
December 23, 2025
We have served as the Company’s auditor since 2019.

LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31,
	2025	2024
Assets
Current assets:
Cash	$1,509	$2,996
Accounts receivable, net	15,432	14,734
Cultural costs	2,406	1,877
Prepaid expenses and other current assets	4,444	3,849
Receivables/other from related parties, net	2,973	2,390
Assets held for sale	13,718	—
Total current assets	40,482	25,846
Property, plant and equipment, net	172,645	162,046
Real estate development	10,628	10,201
Equity in investments	72,167	81,546
Goodwill	1,506	1,504
Intangible assets, net	2,621	5,221
Other assets	11,088	12,451
Total assets	$311,137	$298,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,896	$7,260
Growers and suppliers payable	6,885	8,960
Accrued liabilities	9,290	12,483
Payables to related parties	5,989	5,542
Current portion of long-term debt	31	559
Total current liabilities	30,091	34,804
Long-term liabilities:
Long-term debt, less current portion	72,450	40,031
Deferred income taxes	15,378	20,084
Other long-term liabilities	2,381	1,395
Total liabilities	120,300	96,314
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at October 31, 2025 and October 31, 2024) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at October 31, 2025 and October 31, 2024) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at October 31, 2025 and October 31, 2024)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,287,868 and 18,284,148 shares issued and 18,036,891 and 18,033,171 shares outstanding at October 31, 2025 and October 31, 2024, respectively)	180	180
Additional paid-in capital	171,365	170,243
Retained earnings	(1,070)	20,826
Accumulated other comprehensive loss	(6,270)	(6,614)
Treasury stock, at cost, 250,977 shares at October 31, 2025 and October 31, 2024	(3,493)	(3,493)
Noncontrolling interests	19,315	10,549
Total stockholders’ equity	180,027	191,691
Total liabilities, convertible preferred stock and stockholders’ equity	$311,137	$298,815
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended October 31,
	2025	2024	2023
Net revenues:
Agribusiness	$153,685	$185,923	$174,381
Other operations	6,038	5,580	5,520
Total net revenues	159,723	191,503	179,901
Costs and expenses:
Agribusiness	154,810	164,807	169,169
Other operations	4,477	5,274	4,612
Impairment of intangible asset	—	643	—
Gain on sales of water rights	(1,488)	—	—
Loss (gain) on disposal of assets, net	706	(507)	(28,849)
Gain on remeasurement of previously held equity method investment	(2,852)	—	—
Gain on legal settlement	—	—	(2,269)
Selling, general and administrative	24,475	27,464	26,455
Total costs and expenses	180,128	197,681	169,118
Operating (loss) income	(20,405)	(6,178)	10,783
Other (expense) income:
Interest income	62	118	364
Interest expense, net of patronage dividends	(1,553)	(961)	(494)
Equity in earnings of investments, net	798	18,356	5,322
Other income (expense), net	93	212	(2,611)
Total other (expense) income	(600)	17,725	2,581
(Loss) income before income tax benefit (provision)	(21,005)	11,547	13,364
Income tax benefit (provision)	4,649	(4,373)	(4,247)
Net (loss) income	(16,356)	7,174	9,117
Net loss attributable to noncontrolling interests, net	375	542	283
Net (loss) income attributable to Limoneira Company	(15,981)	7,716	9,400
Preferred dividends	(501)	(501)	(501)
Net (loss) income applicable to common stock	$(16,482)	$7,215	$8,899

Basic net (loss) income per common share	$(0.93)	$0.40	$0.50

Diluted net (loss) income per common share	$(0.93)	$0.40	$0.50

Weighted-average common shares outstanding-basic	17,834	17,715	17,603
Weighted-average common shares outstanding-diluted	17,834	17,715	17,603
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended October 31,
	2025	2024	2023
Net (loss) income	$(16,356)	$7,174	$9,117
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	344	(948)	518
Minimum pension liability adjustments, net of tax of zero, zero and $(135)	—	—	(220)
Pension settlement cost, net of tax of zero, zero and $756	—	—	1,944
Total other comprehensive income (loss)	344	(948)	2,242
Comprehensive (loss) income	(16,012)	6,226	11,359
Comprehensive loss attributable to noncontrolling interests, net	375	542	283
Comprehensive (loss) income attributable to Limoneira Company	$(15,637)	$6,768	$11,642
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
(in thousands, except share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non-controlling	Total	Series B Convertible Preferred	Series B-2 Convertible Preferred
	Shares	Amount	Capital	Earnings	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2022	17,684,315	$177	$165,169	$15,500	$(7,908)	$(3,493)	$11,609	$181,054	$1,479	$9,331
Dividends - common ($0.30 per share)	—	—	—	(5,382)	—	—	—	(5,382)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)		—	—	(372)	—	—
Stock compensation	296,189	3	3,838	—	—	—	—	3,841	—	—
Exchange of common stock	(39,472)	(1)	(566)	—	—	—	—	(567)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(117)	(117)	—	—
Net income (loss)	—	—	—	9,400	—	—	(283)	9,117	—	—
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	2,242	—	—
Balance at October 31, 2023	17,941,032	179	168,441	19,017	(5,666)	(3,493)	11,209	189,687	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,406)	—	—	—	(5,406)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	210,036	2	4,114	—	—	—	—	4,116	—	—
Exchange of common stock	(117,897)	(1)	(2,312)	—	—	—	—	(2,313)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(118)	(118)	—	—
Net income (loss)	—	—	—	7,716	—	—	(542)	7,174	—	—
Other comprehensive loss	—	—	—	—	(948)	—	—	(948)	—	—
Balance at October 31, 2024	18,033,171	180	170,243	20,826	(6,614)	(3,493)	10,549	191,691	1,479	9,331
Dividends - common ($0.30 per share)	—	—	—	(5,414)	—	—	—	(5,414)	—	—
Dividends - Series B ($8.75 per share)	—	—	—	(129)	—	—	—	(129)	—	—
Dividends - Series B-2 ($40 per share)	—	—	—	(372)	—	—	—	(372)	—	—
Stock compensation	100,619	1	3,076	—	—	—	—	3,077	—	—
Exchange of common stock	(96,899)	(1)	(1,954)	—	—	—	—	(1,955)	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	9,335	9,335	—	—
Noncontrolling interest adjustments	—	—	—	—	—	—	(194)	(194)	—	—
Net loss	—	—	—	(15,981)	—	—	(375)	(16,356)	—	—
Other comprehensive income	—	—	—	—	344	—	—	344	—	—
Balance at October 31, 2025	18,036,891	$180	$171,365	$(1,070)	$(6,270)	$(3,493)	$19,315	$180,027	$1,479	$9,331
See Notes to Consolidated Financial Statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended October 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(16,356)	$7,174	$9,117
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,209	8,374	8,576
Impairment of intangible asset	—	643	—
Loss (gain) on disposal of assets, net	706	(507)	(28,849)
Gain on remeasurement of previously held equity method investment	(2,852)	—	—
Gain on sales of water rights	(1,488)	—	—
Gain on legal settlement	—	—	(853)
Stock compensation expense	3,077	4,116	3,841
Non-cash lease expense	1,974	1,831	1,647
Equity in earnings of investments, net	(798)	(18,356)	(5,322)
Cash distributions from equity investments	10,092	15,005	220
Deferred income taxes	(4,706)	(2,087)	(1,947)
Other, net	3	1	168
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	466	1,105	815
Cultural costs	(528)	454	2,455
Prepaid expenses and other current assets	(332)	353	1,487
Other assets	(343)	(160)	1,230
Accounts payable and growers and suppliers payable	(1,718)	(3,343)	(1,772)
Accrued liabilities and payables to related parties	(2,918)	3,780	(2,921)
Income taxes receivable	(640)	1,272	(1,035)
Other long-term liabilities	1,143	(1,802)	(2,727)
Net cash (used in) provided by operating activities	(6,009)	17,853	(15,870)

Investing activities
Capital expenditures	(13,538)	(9,413)	(10,305)
Net proceeds from sales of assets	411	1,043	98,545
Net proceeds from legal settlement	—	—	853
Net proceeds from sale of real estate development assets	—	—	2,577
Proceeds from sales of water rights	1,740	—	—
Cash distributions from Trapani Fresh	41	122	122
Cash paid to acquire additional shares of Limco Del Mar, net of cash received	(4,110)	—	—
Collection on notes receivable	68	132	155
Equity investment contributions and capitalized interest	(2,742)	(693)	(847)
Cash distributions from equity investment	297	148	—
Investments in mutual water companies and water rights	(514)	(526)	(523)
Net cash (used in) provided by investing activities	(18,347)	(9,187)	90,577

Financing activities
Borrowings of long-term debt	170,076	175,685	57,940
Repayments of long-term debt	(138,186)	(176,057)	(122,921)
Principal paid on finance leases and equipment financings	(1,029)	(698)	(491)
Dividends paid – common	(5,414)	(5,406)	(5,382)
Dividends paid – preferred	(501)	(501)	(501)
Exchange of common stock	(1,955)	(2,313)	(567)
Other	(155)	—	—
Net cash provided by (used in) financing activities	22,836	(9,290)	(71,922)
Effect of exchange rate changes on cash	33	(11)	(11)
Net (decrease) increase in cash	(1,487)	(635)	2,774
Cash at beginning of period	2,996	3,631	857
Cash at end of period	$1,509	$2,996	$3,631

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended October 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,191	$971	$652
Cash paid during the period for income taxes, net	$707	$5,194	$7,229
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$636	$382	$309
Cancellation of loan guarantee related to equity investment	$—	$1,080	$—
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
On June 6, 2025, Limoneira entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower fruit, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. Beginning November 1, 2025, Sunkist performs the Company’s sales and marketing operations.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. The consolidated financial statements represent the consolidated balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ equity and temporary equity and statements of cash flows of Limoneira Company and consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company considers the criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Code (“ASC”) 810, Consolidations, and the effect of variable interest entities, in its consolidation process.
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
Accounts Receivable
The Company grants credit in the course of its operations to cooperatives, companies and lessees of the Company’s facilities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company provides allowances on its receivables as required based on accounts receivable aging and other factors. As of October 31, 2025 and 2024 the allowances totaled $600,000 and $355,000, respectively. Credit losses were immaterial, $235,000, and immaterial for fiscal years 2025, 2024 and 2023, respectively.
Concentrations and Geographic Information
Concentrations of credit risk with respect to revenues and accounts receivable are limited due to a large, diverse customer base. One individual customer represented 16% of revenues for fiscal year 2025 and two individual customers represented 19% and 12% of accounts receivable, net as of October 31, 2025.
No individual supplier represented 10% of accounts payable as of October 31, 2025.
Lemons procured from third-party growers were 78%, 72% and 54% of the Company's domestic lemon supply for fiscal years 2025, 2024 and 2023, respectively. Two third-party growers and suppliers were 25% and 23% of growers and suppliers payable as of October 31, 2025.
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
Due to climate, growing conditions and the types of crops grown, certain of the Company’s crops may be harvested and sold on a year-round basis. Accordingly, the Company does not capitalize cultural costs associated with these crops and therefore such costs, as well as harvest costs associated with these crops, are expensed to operations when incurred as components of agribusiness costs and expenses.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Real Estate Development Costs
The Company capitalizes the planning, entitlement, construction, development costs and interest associated with its various real estate projects. Costs that are not capitalized, which include property maintenance and repairs, general and administrative and marketing expenses, are expensed as incurred. A real estate development project is considered substantially complete upon the cessation of construction and development activities. Once a project is substantially completed, future costs are expensed as incurred. The Company capitalized costs related to real estate development of $427,000 and $214,000 for fiscal years 2025 and 2024, respectively.
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
Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt is approximately equal to its carrying amount as of October 31, 2025 and 2024.
Reclassifications
Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current presentation. During fiscal year 2025, the Company changed its presentation of fresh lemons and lemon packing revenue and costs to remove reference to intersegment revenue, intersegment costs and expenses and eliminations within Note 20 - Segment Information.

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
The following table summarizes the changes in other comprehensive income (loss) by component at October 31(in thousands):

	2025			2024			2023
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
Foreign currency translation adjustments	$344	$—	$344	$(948)	$—	$(948)	$518	$—	$518
Minimum pension liability adjustments:
Other comprehensive (loss) income before reclassifications	—	—	—	—	—	—	(355)	135	(220)
Amounts reclassified to earnings included in “Other income (expense), net”	—	—	—	—	—	—	2,700	(756)	1,944
Other comprehensive income (loss)	$344	$—	$344	$(948)	$—	$(948)	$2,863	$(621)	$2,242
The following table summarizes the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Foreign Currency Translation Loss	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance as of October 31, 2022	$(6,184)	$(1,724)	$(7,908)
Other comprehensive income	518	1,724	2,242
Balance as of October 31, 2023	(5,666)	—	(5,666)
Other comprehensive loss	(948)	—	(948)
Balance as of October 31, 2024	(6,614)	—	(6,614)
Other comprehensive income	344	—	344
Balance as of October 31, 2025	$(6,270)	$—	$(6,270)
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
The Company’s foreign subsidiaries incurred immaterial aggregate foreign exchange transaction losses for fiscal year 2025 and $123,000 and $204,000 for fiscal years 2024 and 2023, respectively. These losses are included in selling, general and administrative expenses in the consolidated statements of operations.

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
Revenue from insurance proceeds is recorded when the amount can be reasonably determined and upon establishment of the present right to payment. The Company recorded agribusiness revenues from insurance proceeds of $1,410,000, zero and $769,000 for fiscal years 2025, 2024 and 2023, respectively.
Advertising Expense
Advertising costs are expensed as incurred and were immaterial for fiscal years 2025, 2024 and 2023.

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
Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to recognize lease expense for these leases on a straight-line basis over the lease term. The Company had material leases with related parties which are further described in Note 14 - Related-Party Transactions.
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
Diluted net (loss) income per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares.
Recent Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses, the chief operating decision maker (“CODM”), and how the CODM uses the reported measure(s) of segment profit or loss. This amendment also requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification Topic 280, Segment Reporting, in interim periods. As disclosed in Note 20, Segment Information, the Company adopted this ASU for the fiscal year ending October 31, 2025 and applied it retrospectively to all periods presented in the financial statements. This ASU did not change the Company’s reportable segments and did not have a material effect on the Company’s consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s annual reporting for fiscal year 2026. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
The effective date of ASU 2024-03 was clarified by ASU 2025-01. ASU 2024-03 is effective for the Company’s annual reporting for fiscal year 2028 and interim reporting beginning fiscal year 2029. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date but may be applied retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act includes significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”), modifications to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income international tax provisions, an increase in the limit of the deduction of interest expense to thirty percent of EBITDA, and reinstatement of one hundred percent bonus depreciation deduction from the TCJA for eligible property acquired after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act’s financial reporting implications have been recognized in the Company’s income tax provision for the fiscal year ended October 31, 2025. The incorporation of these effects resulted in no material impact on the Company’s effective tax rate or its net deferred federal tax liabilities.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Under current GAAP, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. The amendments in this ASU remove all references to software development project stages and require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU is effective for the Company’s interim and annual reporting for fiscal year 2029, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
3. Asset Sales and Disposals
Northern Properties
In October 2022, the Company entered into a Purchase and Sale Agreement, as amended, (the “Agreement”) with PGIM Real Estate Finance, LLC (“PGIM”) to sell 3,537 acres of land and citrus orchards in Tulare County, California (the “Northern Properties”) for a purchase price of $100,405,000. On January 25, 2023, the Board approved the Agreement creating a binding agreement of the Company to sell the Northern Properties and the transaction closed on January 31, 2023. During the quarter ended April 30, 2023, the purchase price was decreased by $397,000 for reimbursement of certain cultural costs and prepaid expenses, resulting in a final purchase price of $100,008,000. After transaction costs the Company received net proceeds of $98,411,000.
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
The proceeds were used to pay down all of the Company’s domestic debt except the AgWest Farm Credit non-revolving line of credit. The Northern Properties component, including an allocation of interest expense related to the debt directly repaid through the transaction, had a pretax loss of $1,667,000 for fiscal year 2023.
On January 31, 2023, the Company entered into a Farm Management Agreement (“FMA”) with an affiliate of PGIM to provide farming, management and operations services related to the Northern Properties. The FMA had an initial term expiring March 31, 2024, and thereafter continued from year to year unless earlier terminated under the terms of the FMA. Further, on January 31, 2023, the Company entered into a Grower Packing and Marketing Agreement (“GPMA”) to provide packing, marketing and selling services for lemons harvested on the Northern Properties for a minimum five-year term, subject to certain benchmarking standards. The FMA was terminated effective March 31, 2025 and the GPMA was terminated effective October 13, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Asset Sales and Disposals (continued)
Pan de Azucar and San Pablo Orchards
The Company has a 90% interest in Fruticola Pan de Azucar S. A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”), both of which are citrus orchards located near La Serena, Chile. The agricultural properties consist of approximately 500 acres of lemons, 100 acres of oranges and 2,900 acres of other land. On November 7, 2025, PDA and San Pablo (collectively, the “Sellers”), each entered into a Purchase and Sale Agreement and Novation Agreement (collectively, the “Purchase Agreements”) with San Pedro, SpA, a Chilean joint stock company (the “Buyer”) to sell the agricultural properties and related water rights for an aggregate purchase price of $14,967,000. The transactions closed upon transfer of the deeds simultaneously with the execution of the Purchase Agreements.
After a period of 60-90 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer will make an initial payment to the Sellers in the aggregate amount of $6,800,000, of which approximately $742,000 will be deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8,167,000, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers.
The major classes of assets classified as held for sale as of October 31, 2025 were as follows (in thousands):

Property, plant and equipment, net	$11,900
Intangible assets, net	1,818
Total	$13,718
Yuma Property
In December 2023, the Company sold 12 acres of real property located in Yuma, Arizona for a sales price of $775,000. After transaction and closing costs, the Company recorded a gain on disposal of assets of $187,000 during fiscal year 2024.
Cadiz Ranch
In April 2023, the Company determined that citrus farming operations were economically unviable on 670 acres of leased agricultural land at the Cadiz Ranch. As a result, the Company ceased farming operations at the Cadiz Ranch, disposed of the related property, plant and equipment and recorded a loss on disposal of assets of $9,012,000 during fiscal year 2023.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of October 31 (in thousands):

	2025	2024
Prepaid supplies and insurance	$1,398	$1,986
Sales tax receivable	248	312
Income taxes receivable	184	—
Lemon supplier advances	4	295
Insurance proceeds receivable	1,510	—
Other	1,100	1,256
	$4,444	$3,849

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Property, Plant and Equipment
Property, plant and equipment consist of the following as of October 31 (in thousands):

	2025	2024
Land	$63,769	$55,471
Land improvements	30,112	30,715
Buildings and building improvements	37,629	37,105
Equipment	62,008	61,561
Orchards and vineyards	45,682	47,921
Construction in progress	20,852	15,832
	260,052	248,605
Less accumulated depreciation	(87,407)	(86,559)
	$172,645	$162,046
Depreciation expense was $8,164,000, $7,474,000 and $7,701,000 for fiscal years 2025, 2024 and 2023, respectively.
Refer to Note 3 - Asset Sales and Disposals and Note 7 - Equity in Investments for discussion on the Company’s significant property, plant and equipment transactions.
6. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs for the East Area II property in the amounts of $10,624,000 and $10,201,000 as of October 31, 2025 and 2024, respectively.
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which was entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of October 31, 2025 and 2024, which is included in payables to related parties in the Company’s consolidated balance sheets.
In January 2018, LLCB entered into a $45,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund early development activities. Effective as of February 22, 2023, the Loan maturity date was extended to February 22, 2024, and the maximum borrowing amount was reduced to $35,000,000. As of May 3, 2024, the Loan had no outstanding balance and was cancelled. As of October 31, 2025, LLCB had cash and cash equivalents of $31,227,000.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Real Estate Development (continued)
East Area I, Retained Property and East Area II (continued)
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. There was a deferred gain of $465,000 on the transaction, which was deferred and recognized in fiscal year 2024. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $2,150,000 and $480,000 to LLCB II in fiscal year 2025 and 2024, respectively.
In April 2024, the Santa Paula City Council approved an amendment to increase the number of entitled lots at LLCB and LLCB II from 1,500 residential units to 2,050 residential units.
Through October 31, 2025, LLCB closed on lot sales representing 1,261 residential units since inception. The Company received cash distributions of $10,004,000 in fiscal year 2025 and $15,005,000 in fiscal year 2024 from LLCB.
7. Equity in Investments
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
To enable the Company to determine the strategy for Del Mar to enhance long term financial returns and to provide liquidity for limited partners, on March 21, 2025, the Company made an offer to purchase up to 224,859 limited partnership units of Del Mar from the limited partners (the “Offer”). On August 4, 2025, the Company closed the Offer and purchased 80,608 limited partnership units from 78 limited partners at a price of $70.00 per unit for approximately $5,643,000 (the “Purchase”). In addition to the Purchase, the Company also purchased 2,149 limited partnership units for $150,000 separate from the Offer. The Purchase increased the Company’s ownership from 28.8% to 54.5%. As a result of obtaining a controlling interest, Del Mar is now consolidated and reported as a subsidiary of the Company.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
Limco Del Mar, Ltd. (continued)
The transaction was accounted for as an asset acquisition. The Company elected to include the fair value of the previously held interest in the acquisition costs and recognized a gain of $2,852,000 on the remeasurement of the previously held equity method investment. Below is a summary of the fair value of the net assets acquired on the acquisition date based on a third-party valuation (in thousands):

Net assets acquired
Cash	$1,673
Prepaid expenses and other current assets	72
Receivables/other from related parties	28
Land	16,027
Land improvements	755
Equipment	54
Orchards	915
Construction in progress	470
Other assets	592
Accounts payable	(48)
Noncontrolling interest	(9,335)
Net assets acquired	11,203
Cost of assets acquired
Cash paid for additional shares	5,643
Book value of equity method investment	2,568
Transaction costs	140
Total cost of assets acquired	8,351
Gain on remeasurement of previously held equity method investment	$2,852
The unaudited, pro forma consolidated statement of operations as if Del Mar had been included in the consolidated results of the Company for the year ended October 31, 2025 would have resulted in revenues of $161,449,000 and net loss of $17,940,000.
Through August 3, 2025, the Company provided Del Mar with farm management, orchard land development and accounting services and received farm management revenue and expense reimbursements of $238,000, $128,000 and $206,000 for fiscal years 2025, 2024 and 2023, respectively. Del Mar also marketed lemons through the Company pursuant to its customary marketing agreements and the amount of lemons procured from Del Mar was $216,000, $1,182,000 and $1,161,000 for fiscal years 2025, 2024 and 2023, respectively. In addition, fruit proceeds due to Del Mar was $527,000 as of October 31, 2024 and was included in payables to related parties in the Company’s consolidated balance sheets.
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
Rosales’ functional currency is the Chilean Peso. The following financial information has been translated to U.S. dollars. In addition, as a result of the Company’s acquisition of its equity interest, basis differences were identified between the historical cost of the net assets of Rosales and the proportionate fair value of the net assets acquired. Such basis differences aggregated to $1,683,000 on the acquisition date and are primarily comprised of intangible assets, including $343,000 of equity method goodwill. An additional $925,000 of basis differences were identified with the February 2017 PDA acquisition, including $143,000 of equity method goodwill. The $2,122,000 in basis differences exclusive of goodwill is being amortized over the estimated life of the underlying intangible assets as a reduction in the equity investment and an expense included in equity in earnings of investments. Amortization was immaterial, $76,000 and $87,000 for fiscal years for 2025, 2024 and 2023, respectively, and is estimated to be immaterial thereafter.
The Company recognized lemon and orange sales to Rosales of $4,102,000, $4,541,000 and $4,581,000 for fiscal years 2025, 2024 and 2023, respectively. The aggregate amount of lemons and oranges procured from Rosales was $7,125,000, $5,387,000 and $5,826,000 for fiscal years 2025, 2024 and 2023, respectively. Net amounts due to Rosales were $1,671,000 and $629,000 as of October 31, 2025 and 2024, respectively, and are included in payables to related parties in the Company’s consolidated balance sheets.
Limoneira Lewis Community Builders, LLC (“LLCB”)
As described in Note 6 – Real Estate Development, the Company has a joint venture with Lewis for the residential development of its East Area I real estate development project. In addition to the assessment performed by the Company of its investment in LLCB under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in LLCB under the requirements of Regulation S-X Rule 3-09(b). LLCB was deemed significant for the fiscal years ended October 31, 2024 and 2023, but was not significant for the year ended October 31, 2025. The audited financial statements of LLCB for the years ended October 31, 2025, 2024 and 2023 are presented in this Annual Report on Form 10-K to comply with this rule. Additionally, there is a basis difference between the Company’s historical investment in the project and the amount recorded in members’ capital by LLCB of $54,076,000 as of October 31, 2025. The basis difference of $4,340,000 as of October 31, 2025 was primarily comprised of capitalized interest and certain other costs incurred by Limoneira Company during the development period. This basis difference is being amortized as lots are sold utilizing the relative sales value method and the amount amortized totaled $41,000, $2,545,000 and $717,000 for fiscal years 2025, 2024 and 2023, respectively. The Company’s share of LLCB’s net income prior to basis amortization was $498,000, $20,304,000 and $5,851,000 for fiscal years 2025, 2024 and 2023, respectively.
LLCB II, LLC (“LLCB II”)
As described in Note 6 - Real Estate Development, in October 2022, the Company formed a joint venture with Lewis for the residential development of its Retained Property. Control is shared with Lewis, therefore the Company's investment in LLCB II is accounted for using the equity method of accounting.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
The following is financial information of the equity method investees for fiscal years 2025, 2024 and 2023 (in thousands):

2025	Del Mar[1]	Romney	Rosales	LLCB	LLCB II
Current assets		$16	$5,437	$120,245	$22,382
Non-current assets		$596	$2,102	$—	$—
Current liabilities		$3	$5,634	$13,076	$20
Non-current liabilities		$—	$288	$—	$—
Revenues	$1,964	$30	$14,471	$1,272	$—
Operating income	$1,079	$4	$319	$970	$1
Net income	$1,079	$4	$130	$970	$1
2024
Current assets	$1,299	$6	$5,289	$141,660	$18,061
Non-current assets	$790	$602	$2,455	$—	$—
Current liabilities	$—	$3	$4,937	$15,461	$—
Non-current liabilities	$—	$—	$650	$—	$—
Revenues	$2,331	$26	$12,168	$87,100	$—
Operating income (loss)	$1,305	$(2)	$985	$38,364	$7
Net income (loss)	$1,305	$(2)	$646	$38,364	$7
2023
Revenues	$1,434	$22	$10,903	$30,933	$—
Operating income (loss)	$100	$(4)	$738	$11,770	$(2)
Net income (loss)	$100	$(4)	$538	$11,770	$(2)

1 The 2025 Del Mar revenues, operating income and net income are for the period November 1, 2024 through August 3, 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Equity in Investments (continued)
The Company’s investment and equity in earnings (losses) of the equity method investees are as follows (in thousands):

	Del Mar	Romney	Rosales	LLCB	LLCB II	Total
Investment balance October 31, 2022	$2,024	$507	$1,147	$61,154	$8,023	$72,855
Equity earnings (losses)	28	(5)	166	5,134	(1)	5,322
Cash distributions	(220)	—	—	—	—	(220)
Cash contributions	—	—	—	—	525	525
Capitalized interest	—	—	—	—	322	322
Foreign currency adjustments	—	—	12	—	—	12
Investment balance October 31, 2023	1,832	502	1,325	66,288	8,869	78,816
Equity earnings (losses)	366	(1)	228	17,759	4	18,356
Cash distributions	—	—	(148)	(15,005)	—	(15,153)
Cash contributions	—	—	—	—	480	480
Capitalized interest	—	—	—	—	213	213
Fair value of loan guarantee	—	—	—	(1,080)	—	(1,080)
Foreign currency adjustments	—	—	(86)	—	—	(86)
Investment balance October 31, 2024	2,198	501	1,319	67,962	9,566	81,546
Equity earnings	308	3	29	458	—	798
Cash distributions	(88)	—	(297)	(10,004)	—	(10,389)
Cash contributions	—	—	—	—	2,150	2,150
Purchase of shares	5,793	—	—	—	—	5,793
Consolidation	(8,211)	—	—	—	—	(8,211)
Capitalized interest	—	—	—	—	441	441
Foreign currency adjustments	—	—	39	—	—	39
Investment balance October 31, 2025	$—	$504	$1,090	$58,416	$12,157	$72,167
8. Goodwill and Intangible Assets
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2023	$1,512
Foreign currency translation adjustment	(8)
Balance at October 31, 2024	$1,504
Foreign currency translation adjustment	2
Balance at October 31, 2025	$1,506
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. The Company concluded that no potential impairment indicators existed during any interim period and performed its annual assessment of goodwill impairment as of July 31, 2025 with no impairment noted. The Company did not incur any goodwill impairment losses for fiscal years 2025, 2024 or 2023, as the estimated fair values of its reporting units were in excess of their carrying values.
As of October 31, 2025, the Company allocated goodwill to its reportable segments as follows: Fresh Lemons $936,000 and Lemon Packing $570,000, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Goodwill and Intangible Assets (continued)
Intangible assets consist of the following as of October 31 (in thousands):

	October 31, 2025				October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,513)	595	8	$2,108	$(1,308)	$800	8
Customer relationships	2,707	(2,160)	547	8	2,707	(1,842)	865	8
Non-competition agreement	437	(242)	195	8	437	(187)	250	8
Acquired water and mineral rights	1,284	—	1,284	Indefinite	3,306	—	3,306	Indefinite
	$6,536	$(3,915)	$2,621		$8,558	$(3,337)	$5,221
Amortization expense totaled $578,000, $677,000, and $730,000 for fiscal years 2025, 2024 and 2023, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
As discussed in Note 3 - Asset Sales and Disposals, the Company’s Chilean water rights were reclassified as assets held for sale as of October 31, 2025 and were sold November 7, 2025.
Estimated future amortization expense of intangible assets are as follows (in thousands):

2026	$578
2027	294
2028	294
2029	171
$1,337
9. Other Assets
Investments in Mutual Water Companies
The Company’s investments in various not-for-profit mutual water companies provide it with the right to receive a proportionate share of water from each of the not-for-profit mutual water companies that have been invested in and do not constitute voting shares and/or rights. In January 2023, the Company sold an investment in a mutual water company with a net book value of $1,320,000 as part of the Northern Properties sale described in Note 3 - Asset Sales and Disposals. In January 2025, the Company sold water pumping rights in the Santa Paula Basin for $300,000 and the Company recorded a gain on sale of water rights of $288,000. In August 2025, the Company acquired investments in mutual water companies of $592,000 as discussed in Note 7 - Equity in Investments. Investments in mutual water companies included in other assets in the Company’s consolidated balance sheets as of October 31, 2025 and 2024 were $7,323,000 and $6,229,000, respectively.
10. Accrued Liabilities
Accrued liabilities consist of the following as of October 31 (in thousands):

	2025	2024
Compensation	$1,517	$4,147
Property taxes	482	820
Operating expenses	4,830	3,020
Leases	871	2,295
Income taxes payable	—	456
Other	1,590	1,745
	$9,290	$12,483

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Long-Term Debt
Long-term debt is comprised of the following as of October 31 (in thousands):

	2025	2024
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 4.15% at October 31, 2025, plus 3.00%. Interest is payable monthly and principal due in full July 1, 2030.	$72,450	$40,000
Banco de Chile term loan: The interest rate was fixed at 6.48%. The loan was repaid in January 2025.	—	433
Banco de Chile COVID-19 loans: The interest rates are fixed at 3.48% and 4.26%. The loans are payable in monthly installments through September 2026.	31	157
Total long-term debt	72,481	40,590
Less current portion	31	559
Long-term debt, less current portion	$72,450	$40,031
In June 2025, the Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit, formerly known as Farm Credit West, (the “Lender”) dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender and extends the principal repayment to July 1, 2030. Debt financing costs related to the MLA agreement were immaterial.
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $114,000,000 under the Revolving Credit Supplement, and $1,000,000 under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of October 31, 2025, the Company’s outstanding borrowings under the Revolving Credit Supplement were $72,450,000 and it had $41,550,000 available to borrow.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement is based on the one-month SOFR plus or minus an applicable margin. The applicable margin ranges from 2.15% to 3.00% depending on the ratio of funded indebtedness to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and may be increased or decreased in the sole discretion of Lender on each anniversary of July 1. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Long-Term Debt (continued)
The MLA subjects the Company to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of the Company’s business. The Company was subject to an annual financial covenant that required it to maintain compliance with a specific debt service coverage ratio of 1.0:1.0 for the fiscal year ending October 31, 2025, and 1.25:1.0 for any fiscal year ending thereafter. In September 2025, the Lender modified the debt service coverage ratio covenant to defer measurement as of October 31, 2025. In December 2025, the Lender modified the debt service coverage ratio covenant to defer measurement as of October 31, 2026 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2027 and for any fiscal year ending thereafter.
The Company was also subject to a quarterly financial covenant that required it to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027 which requires the Company to maintain a debt to capitalization ratio of no greater than 0.45:1.00 or 45%.
The Company received annual cash patronage dividends from the Lender of $564,000, $558,000 and $1,413,000 for fiscal years 2025, 2024 and 2023, respectively.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $1,431,000, $788,000 and $864,000 for fiscal years ended 2025, 2024 and 2023, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
Principal payments on the Company’s long-term debt are due as follows (in thousands):

2026	$31
2027	—
2028	—
2029	—
2030	72,450
$72,481
12. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 17 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The following table presents the components of the Company’s operating lease portfolio included in property, plant and equipment, net as of October 31 (in thousands):

	2025	2024
Land and land improvements	$12,200	$12,219
Buildings, equipment and building improvements	20,932	20,671
Orchards	8,410	8,410
Less: accumulated depreciation	(10,723)	(9,765)
Property, plant and equipment, net under operating leases	$30,819	$31,535
Depreciation expense for assets under operating leases was $1,020,000 and $962,000 for fiscal years 2025 and 2024, respectively.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Leases (continued)
Lessor Arrangements (continued)
The Company's rental operations revenue consists of the following for the fiscal years ended October 31 (in thousands):

	2025	2024
Operating lease revenue	$5,738	$5,255
Variable lease revenue	300	325
Total lease revenue	$6,038	$5,580
The future minimum lease payments to be received by the Company related to these operating lease agreements as of October 31, 2025 are as follows (in thousands):

2026	$489
2027	164
2028	106
2029	49
2030	49
Thereafter	592
Total	$1,449
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
Lease costs consist of the following for the fiscal years ended October 31 (in thousands):

	2025	2024
Operating lease costs	$2,085	$2,050
Finance lease costs:
Amortization of lease assets	468	223
Interest on lease liabilities	79	43
Variable lease costs	53	319
Short-term lease costs	336	208
Total lease costs	$3,021	$2,843

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Leases (continued)
Lessee Arrangements (continued)
Supplemental balance sheet information related to leases consists of the following as of October 31 (in thousands):

	Classification	2025	2024
Assets
Operating lease ROU assets	Other assets	$640	$2,416
Finance lease assets	Other assets	1,617	772
		$2,257	$3,188

Liabilities
Current operating lease liabilities	Accrued liabilities	$426	$2,075
Current finance lease liabilities	Accrued liabilities	445	220
Non-current operating lease liabilities	Other long-term liabilities	219	400
Non-current finance lease liabilities	Other long-term liabilities	926	418
		$2,016	$3,113

Weighted-average remaining lease term (in years):
Operating leases		1.5	1.5
Finance leases		3.0	3.3
Weighted-average discount rate:
Operating leases		6.8%	6.8%
Finance leases		6.4%	7.1%
Supplemental cash flow information related to leases consists of the following for the fiscal years ended October 31 (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,137	$2,037
Operating cash outflows from finance leases	$79	$43
Financing cash outflows from finance leases	$581	$360
ROU assets obtained in exchange for new operating lease liabilities	$186	$766
Leased assets obtained in exchange for new finance lease liabilities	$1,313	$677
Future minimum lease payments under non-cancellable leases are as follows (in thousands), which excludes $1,324,000 of operating and finance lease payments for leases that have been signed but not commenced:

	Operating	Finance	Total
2026	$445	$518	$963
2027	213	494	707
2028	24	374	398
2029	3	121	124
Total lease payments	685	1,507	2,192
Less: Imputed interest	(40)	(136)	(176)
Present value of lease liabilities	$645	$1,371	$2,016

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Leases (continued)
In addition to operating and finance lease commitments, the Company also has financing transactions which do not meet the definition of a lease, with minimum future payments of $452,000 for fiscal year 2026 and $37,000 for fiscal year 2027.
13. Earnings Per Share
Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of conversion of preferred stock. Diluted net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period plus the dilutive effect of conversion of unvested, restricted stock and preferred stock. The Series B and Series B-2 convertible preferred shares were anti-dilutive for fiscal years 2025, 2024 and 2023. The computations for basic and diluted net (loss) income per common share are as follows for the fiscal years ended October 31 (in thousands, except per share data):

	2025	2024	2023
Basic net (loss) income per common share:
Net (loss) income applicable to common stock	$(16,482)	$7,215	$8,899
Effect of unvested, restricted stock	(65)	(119)	(146)
Numerator: Net (loss) income for basic EPS	(16,547)	7,096	8,753
Denominator: Weighted average common shares–basic	17,834	17,715	17,603
Basic net (loss) income per common share	$(0.93)	$0.40	$0.50

Diluted net (loss) income per common share:
Net (loss) income for basic EPS	$(16,547)	$7,096	$8,753
Effect of dilutive preferred stock	—	—	—
Numerator: Net (loss) income for diluted EPS	(16,547)	7,096	8,753
Weighted average common shares–basic	17,834	17,715	17,603
Effect of dilutive preferred stock	—	—	—
Denominator: Weighted average common shares–diluted	17,834	17,715	17,603
Diluted net (loss) income per common share	$(0.93)	$0.40	$0.50
Diluted net (loss) income per common share is calculated using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net (loss) income per common share was calculated under the two-class method for fiscal years 2025, 2024 and 2023.
14. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Real Estate Development, Note 7 - Equity in Investments and in the tables below (in thousands):

		October 31, 2025			October 31, 2024
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$514	$117	$—	$526	$105
5	YMIDD	$202	$—	$—	$206	$—	$—
6	FGF	$2,771	$514	$757	$2,184	$2,383	$837
7	LLCB	$—	$—	$3,444	$—	$—	$3,444
9	Rosales	$—	$—	$1,671	$—	$—	$629
10	Del Mar	$—	$—	$—	$—	$—	$527

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Related-Party Transactions (continued)

		Fiscal Year Ended October 31, 2025				Fiscal Year Ended October 31, 2024
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$926	$—	$—	$—	$920	$—	$—
2	Mutual water companies	$—	$—	$796	$—	$—	$—	$1,032	$—
3	Cooperative association	$—	$—	$—	$—	$—	$—	$576	$—
5	YMIDD	$1,290	$—	$160	$—	$1,273	$—	$139	$—
6	FGF	$330	$200	$—	$—	$330	$200	$—	$—
8	Principal Owner	$—	$—	$—	$973	$—	$—	$—	$938
9	Rosales	$4,102	$—	$7,125	$—	$4,541	$—	$5,387	$—
10	Del Mar	$238	$—	$216	$—	$128	$—	$1,182	$—
11	Law firm	$—	$—	$291	$—	$—	$—	$—	$—

		Year Ended October 31, 2023
		Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$888	$—	$—
2	Mutual water companies	$—	$—	$1,306	$—
3	Cooperative association	$—	$—	$1,689	$—
4	Cadiz / Fenner / WAM	$—	$—	$2,074	$—
5	YMIDD	$1,080	$—	$134	$—
6	FGF	$330	$224	$—	$—
8	Principal Owner	$—	$—	$—	$867
9	Rosales	$4,581	$—	$5,826	$—
10	Del Mar	$206	$—	$1,161	$—
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
(4) Cadiz / Fenner / WAM - A member of the Company’s board of directors served as the CEO, President and a member of the board of directors of Cadiz, Inc. through December 31, 2023. As of January 1, 2024, Cadiz, Inc. is no longer a related-party. In 2013, the Company entered a long-term lease agreement (the “Lease”) with Cadiz Real Estate, LLC (“Cadiz”), a wholly owned subsidiary of Cadiz, Inc., and leased 670 acres located in eastern San Bernardino County, California. In 2016, Cadiz assigned this lease to Fenner Valley Farms, LLC (“Fenner”), a subsidiary of Water Asset Management, LLC (“WAM”). As of the date of the lease assignment, the Company no longer had any related-party transactions with Cadiz. An affiliate of WAM is the holder of 9,300 shares of the Company’s Series B-2 convertible preferred stock and the Company paid dividends to such affiliate. The annual base rent was equal to the sum of $200 per planted acre and 20% of gross revenues from the sale of harvested lemons (less operating expenses), not to exceed $1,200 per acre per year. Upon the adoption of ASC 842, the Company recorded a ROU asset and corresponding lease liability, which were written off in fiscal year 2023 upon cessation of farming operations.
(5) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and had a receivable outstanding.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Related-Party Transactions (continued)
(6) FGF Trapani (“FGF”) - FGF is a 49% partner in the Trapani Fresh joint venture in Argentina and the Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF and records rental revenue related to the leased land. In fiscal year 2025, the Company recorded a reserve of $1,017,000 against the receivable which is recorded in selling, general and administrative expenses.
(7) LLCB - Refer to Note 6 - Real Estate Development.
(8) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
(9) Rosales - The Company has an equity interest in Rosales as further described in Note 7 - Equity in Investments. The Company recognizes lemon and orange sales to Rosales, procures lemons and oranges from Rosales and has amounts due to Rosales for such sales and purchases.
(10) Del Mar - The Company has an interest in Del Mar as a general partner and as a limited partner as further described in Note 7 - Equity in Investments. Through August 3, 2025, the Company provided Del Mar with farm management services and Del Mar marketed lemons through the Company. The Company had an amount payable due to Del Mar for such lemon procurement in fiscal year 2024.
(11) Law firm - One of the Company’s directors is a partner at a law firm that provided legal services to the Company and the Company had amounts due for such services.
15. Income Taxes
A reconciliation of income before income taxes for domestic and foreign locations for the fiscal years ended October 31 are as follows (in thousands):

	2025	2024	2023
United States	$(19,126)	$12,894	$14,395
Foreign	(1,879)	(1,347)	(1,031)
(Loss) income before income taxes	$(21,005)	$11,547	$13,364

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Income Taxes (continued)
The components of the provision for income taxes for the fiscal years ended October 31 are as follows (in thousands):

	2025	2024	2023
Current:
Federal	$(108)	$(4,493)	$(5,696)
State	51	(1,972)	(498)
Foreign	—	5	—
Total current tax provision	(57)	(6,460)	(6,194)

Deferred:
Federal	3,338	1,641	2,665
State	1,368	446	(717)
Foreign	—	—	(1)
Total deferred tax benefit	4,706	2,087	1,947
Total income tax benefit (provision)	$4,649	$(4,373)	$(4,247)
Deferred income taxes reflect the net of temporary differences between the carrying amount of the assets and liabilities for financial reporting and income tax purposes. The components of deferred income tax assets as of October 31 are as follows (in thousands):

	2025	2024
Deferred income tax assets:
Reserves and other accruals	$26	$1,233
Net operating losses	7,570	1,645
Lease liabilities	137	679
Amortization	59	—
Other assets	239	366
Interest expense limitation	681	—
Stock-based compensation	1,322	1,761
Total deferred income tax assets	10,034	5,684
Valuation allowance	(2,951)	(1,973)
Total net deferred income tax assets	7,083	3,711

Deferred income tax liabilities:
Property taxes	(100)	(193)
Depreciation	(11,234)	(13,182)
Amortization	—	(40)
Land and other indefinite life assets	(4,197)	(4,207)
Investment in joint ventures and other basis adjustments	(6,626)	(5,334)
Right-of-use assets	(137)	(663)
Prepaids and receivables	(165)	(174)
Other	(2)	(2)
Total deferred income tax liabilities	(22,461)	(23,795)
Net deferred income tax liabilities	$(15,378)	$(20,084)

Deferred income taxes — noncurrent assets	$—	$—
Deferred income taxes — noncurrent liabilities	$(15,378)	$(20,084)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. Income Taxes (continued)
The Company periodically evaluates the recoverability of the deferred tax assets. The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company recorded a valuation allowance of $2,951,000 on the net deferred tax assets of its subsidiaries in Argentina, Chile and Holland as of October 31, 2025 as the Company does not believe it is more likely than not that these deferred tax assets will be realized due to the recent history of cumulative pre-tax book losses and lack of objectively verifiable future sources of taxable income.
As of October 31, 2025, the Company recorded a deferred tax asset of $7,570,000 related to its state and foreign net operating loss carryforwards. The net operating losses begin to expire as follows (in thousands):

Jurisdiction	Gross Amount	Begin to Expire
Federal	19,488	Indefinite
State	23,760	10/31/2040
Chile	5,455	Indefinite
Holland	152	10/31/2026
Argentina	1,866	10/31/2027
The benefit (provision) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pretax income as a result of the following differences for the fiscal years ended October 31 (in thousands):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Benefit (provision) at statutory rates	$4,411	(21.0)%	$(2,425)	(21.0)%	$(2,806)	(21.0)%
State income tax, net of federal benefit	1,141	(5.4)%	(1,201)	(10.4)%	(814)	(6.2)%
Share-based compensation	83	(0.4)%	243	2.1%	20	0.2%
Executive compensation	(505)	2.4%	(561)	(4.9)%	(395)	(3.0)%
Tax law change	—	—%	—	—%	137	1.0%
State rate adjustment	(1)	—%	(64)	(0.6)%	(95)	(0.7)%
Valuation allowance	(986)	4.7%	(80)	(0.7)%	(436)	(3.3)%
Foreign rate differential	115	(0.6)%	(85)	(0.7)%	66	0.5%
Noncontrolling interests, net	(76)	0.4%	(114)	(1.0)%	(48)	(0.4)%
Other permanent items	509	(2.4)%	(86)	(0.7)%	247	1.9%
Tax credit and others	(42)	0.2%	—	—%	(123)	(0.8)%
Total income tax benefit (provision)	$4,649	(22.1)%	$(4,373)	(37.9)%	$(4,247)	(31.8)%
As of October 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company files income tax returns in the U.S., California, Arizona, Chile, Argentina and Holland. The Company is no longer subject to significant U.S., state and Chilean income tax examinations for years prior to the statutory periods of three years for federal, four years for state and three years for Chilean tax jurisdictions. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of October 31, 2025.
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
16. Retirement Plans (continued)
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
The Company has a 401(k) plan in which an employee can participate after one month of employment. Employees may elect to defer up to 100% of their annual earnings subject to Internal Revenue Code limits. The Company makes a matching contribution on these deferrals up to 4% of the employee’s annual earnings after one year of employment. Participants vest in any matching contribution at a rate of 20% per year beginning after one year of employment. In addition, for calendar year 2024 and 2023, the Company contributed a discretionary profit sharing of 2% of gross wages deposited into the 401(k) account of all eligible employees. The Company contributed to the plan and recognized expenses of $629,000, $915,000 and $676,000, during fiscal years 2025 and 2024 and 2023, respectively.
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
Stock-based Compensation
The Company has a stock-based compensation plan (the “Stock Plan”) that allows for the grant of restricted common stock of the Company to members of management, key executives and non-employee directors. The fair value of such awards is based on the fair value of the Company’s stock on the date of grant, and all are classified as equity awards. The Stock Plan had 843,925 remaining shares available to be issued as of October 31, 2025.
Management Performance Awards
Certain time-based restricted stock grants are made to management under the Stock Plan and generally vest over a three-year period as service is provided. In November 2024, 20,555 shares of restricted stock with a per share price of $25.54 were granted to management. The related compensation expense of $525,000 will be recognized over three years as the shares vest. In December 2024, 6,194 shares of restricted stock with a per share price of $26.30 were granted to management. The related compensation expense of $163,000 will be recognized over three years as the shares vest. In October 2025, 10,992 shares of restricted stock with a per share price of $14.13 were granted to management and vested upon issuance. The related compensation expense of $155,000 was recognized in fiscal year 2025.
In fiscal years 2024 and 2025, the Company entered into Performance Share-Based Award Agreements with members of management whereby the employees may be granted shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period. As of October 31, 2025, the maximum number of potential shares to be awarded is 95,324 shares. The Company recorded $50,000 of stock compensation expense during fiscal year 2025, based on the awards probable of vesting.
Executive Awards
Certain time-based restricted stock grants are made to key executives under the Stock Plans and generally vest over a three-year period as service is provided. In November 2024, 29,366 shares of restricted stock with a per share price of $25.54 were granted to key executives. The related compensation expense of $750,000 will be recognized equally over the next three years as the shares vest.

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
In fiscal years 2024 and 2025, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period. As of October 31, 2025, the maximum number of potential shares to be awarded is 164,889 shares. The Company recorded $182,000 of stock compensation expense during fiscal year 2025, based on the awards probable of vesting.
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
Summary of Awards
A summary of the Performance, Executive, and Director Awards granted under the Stock Plan, and the weighted average grant prices, during the fiscal years ended October 31, is as follows:

	2025		2024		2023
	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price	Number of Shares	Weighted-Average Grant Price
Performance Awards	37,741	$22.34	76,236	$19.80	79,972	$13.19
Executive Awards	32,338	$25.61	106,713	$17.18	193,381	$14.87
Director Awards	30,540	$16.70	27,087	$19.28	22,836	$16.26
Total	100,619	$21.68	210,036	$18.40	296,189	$14.52
The Company recognized $3,077,000, $4,116,000 and $3,841,000 of stock-based compensation for fiscal years 2025, 2024 and 2023, respectively, of which the majority of the expense is included in selling, general and administrative expenses for all years presented. Forfeitures are accounted for in the period that the forfeiture occurs. The income tax benefit recognized in the income statement for stock-based compensation arrangements was $957,000, $1,451,000 and $1,075,000 for fiscal years 2025, 2024 and 2023, respectively. The total fair value of shares vested was $3,798,000, $3,976,000 and $1,323,000 for fiscal years 2025, 2024 and 2023, respectively. The Company has unrecognized stock-based compensation expense of $1,036,000 as of October 31, 2025, which is expected to be recognized over the next one to two years as the shares vest. All unvested shares are expected to vest.
Exchange of Common Stock
During fiscal years 2025, 2024 and 2023 members of management exchanged 96,899, 117,897 and 39,472 shares of common stock with fair values of $1,955,000, $2,313,000 and $567,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of shares under the Company’s stock-based compensation programs.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. Stockholders’ Equity (continued)
Stock-based Compensation (continued)
Summary of Nonvested Shares
A summary of the status of the Company’s nonvested shares as of October 31, 2025, and changes during fiscal year 2025, is presented below:

	Number of Shares	Weighted-Average Grant Price
Nonvested at October 31, 2024	260,147	$17.16
Granted	100,619	$21.68
Vested	(216,394)	$17.55
Nonvested at October 31, 2025	144,372	$19.72
Dividend
On December 16, 2025, the Company declared a cash dividend of $0.075 per common share payable on January 16, 2026, in the aggregate amount of $1,360,000 to common stockholders of record as of December 30, 2025.
Treasury Stock
Share Repurchase Program
In March 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30,000,000 of its shares of outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares. No shares have been repurchased under this program.
20. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, growing and harvest costs and third-party grower and supplier costs relative to fresh lemons. The lemon packing segment includes packing revenues and packing costs. Fresh lemons and lemon packing revenues relate to lemons grown on the Company’s orchards and lemons procured from third-party growers. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment primarily includes sales, farm management, growing and harvest costs, brokered fruit costs of oranges and specialty citrus, wine grapes, fallowing revenue, shipping revenue and shipping costs. During fiscal year 2025, the Company changed its presentation of fresh lemons and lemon packing revenue and costs to remove reference to intersegment revenue, intersegment costs and expenses and eliminations. Prior years’ information has been restated to conform to the current year’s presentation.
The Company’s CODM is the chief executive officer. The Company’s CODM measures the operating performance of the Company’s operating segments and allocates resources based on its evaluation. Revenues and operating income or loss, excluding depreciation and amortization, are used to monitor budget versus actual results. The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s CODM. The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. The Company also does not allocate impairment charges, various gains or losses included in operating income or loss, selling, general and administrative expenses, total other income or expense and income taxes, or specifically identify them to its operating segments.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Segment Information (continued)
The Company adopted ASU 2023-07 as of fiscal year 2025 and, as a result, expanded its segment information to include significant segment expenses and other segment items. Other segment items for the lemon packing segment include lease expenses, utilities, repairs and maintenance, professional assessments and fees, insurance, property taxes, custom packing and other packinghouse operational expenses. Other segment items for the other agribusiness segment are primarily shipping expenses. Other segment items in Corporate and Other include rental and operations expenses. Prior years’ information has been restated to conform to the current year’s presentation.
Segment information for fiscal year 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$75,811	$49,147	$11,741	$16,986	$153,685	$6,038	$159,723
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	19,820	—	—	19,820	—	19,820
Packing supplies and fruit treatments	—	13,799	—	—	13,799	—	13,799
Harvest costs	7,777	—	1,385	333	9,495	—	9,495
Growing costs	8,884	—	4,621	4,005	17,510	—	17,510
Third party grower and supplier costs	60,928	—	—	9,140	70,068	—	70,068
Other segment items	—	13,762	—	2,113	15,875	3,786	19,661
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	706	706
Gain on remeasurement of previously held equity method investment	—	—	—	—	—	(2,852)	(2,852)
Selling, general and administrative	—	—	—	—	—	24,200	24,200
Total costs and expenses, excluding depreciation and amortization	77,589	47,381	6,006	15,591	146,567	24,352	170,919
Depreciation and amortization	—	—	—	—	8,243	966	9,209
Operating (loss) income	$(1,778)	$1,766	$5,735	$1,395	$(1,125)	$(19,280)	$(20,405)
Total other expense							(600)
Loss before income tax benefit							$(21,005)
Segment information for fiscal year 2024 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$86,917	$49,258	$25,114	$24,634	$185,923	$5,580	$191,503
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	16,841	—	—	16,841	—	16,841
Packing supplies and fruit treatments	—	10,902	—	—	10,902	—	10,902
Harvest costs	8,877	—	3,058	650	12,585	—	12,585
Growing costs	10,258	—	4,276	13,043	27,577	—	27,577
Third party grower and supplier costs	65,046	—	—	7,130	72,176	—	72,176
Other segment items	—	15,008	—	2,601	17,609	4,605	22,214
Impairment of intangible asset	—	—	—	—	—	643	643
Gain on disposal of assets, net	—	—	—	—	—	(507)	(507)
Selling, general and administrative	—	—	—	—	—	26,876	26,876
Costs and expenses, excluding depreciation and amortization:	84,181	42,751	7,334	23,424	157,690	31,617	189,307
Depreciation and amortization	—	—	—	—	7,117	1,257	8,374
Operating (loss) income	$2,736	$6,507	$17,780	$1,210	$21,116	$(27,294)	$(6,178)
Total other income							17,725
Income before income tax provision							$11,547

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Segment Information (continued)
Segment information for fiscal year 2023 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$86,364	$51,654	$7,046	$29,317	$174,381	$5,520	$179,901
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	19,221	—	—	19,221	—	19,221
Packing supplies and fruit treatments	—	14,711	—	—	14,711	—	14,711
Harvest costs	17,374	—	759	480	18,613	—	18,613
Growing costs	17,995	—	3,275	12,108	33,378	—	33,378
Third party grower and supplier costs	51,152	—	—	10,122	61,274	—	61,274
Other segment items	—	11,757	—	2,892	14,649	3,925	18,574
Gain on legal settlement	—	—	—	—	—	(2,269)	(2,269)
Gain on disposal of assets, net	—	—	—	—	—	(28,849)	(28,849)
Selling, general and administrative	—	—	—	—	—	25,889	25,889
Costs and expenses (gains), excluding depreciation and amortization	86,521	45,689	4,034	25,602	161,846	(1,304)	160,542
Depreciation and amortization	—	—	—	—	7,323	1,253	8,576
Operating income (loss)	$(157)	$5,965	$3,012	$3,715	$5,212	$5,571	$10,783
Total other income							2,581
Income before income tax provision							$13,364
Revenue related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues for fiscal years ended October 31, is as follows (in thousands):

	2025	2024	2023
Oranges	$7,745	$5,189	$5,779
Specialty citrus and wine grapes	4,010	5,089	9,515
Farm management	1,622	10,212	9,931
Other	3,609	4,144	4,092
Other agribusiness revenues	$16,986	$24,634	$29,317
21. Subsequent Events
The Company evaluated events subsequent to October 31, 2025 through the date of this filing, to assess the need for potential recognition or disclosure in this Annual Report. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of October 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
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
The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Limoneira Company’s internal control over financial reporting, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2025. Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting and issued a report on internal control over financial reporting, which is included herein.
Harold S. Edwards
President and Chief Executive Officer
Mark Palamountain
Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Limoneira Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Limoneira Company and subsidiaries (the "Company") as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2025, of the Company and our report dated December 23, 2025, expressed an unqualified opinion on those financial statements based on our audit and the report of Ernst & Young LLP.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Los Angeles, California
December 23, 2025

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended October 31, 2025, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Consolidated Balance Sheets as of October 31, 2025 and 2024
Consolidated Statements of Operations for the years ended October 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive (Loss) Income for the years ended October 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity and Temporary Equity for the years ended October 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended October 31, 2025, 2024 and 2023
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
See “Exhibit Index” set forth on page 91.

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
10.4
Series B-2 Preferred Stock Purchase Agreement, dated March 21, 2014, by and between Limoneira Company and WPI-ACP Holdings, LLC (Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed March 24, 2014 (File No. 001-34755))

10.5
Contribution Agreement, dated September 4, 2015, by and among Limoneira Company and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2015 (File No. 001-34755))

10.6
First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated November 10, 2015, by and among Limoneira EA1 Land LLC and Lewis Santa Paula Member, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755))

10.7
Retained Property Development Agreement, dated November 10, 2015, by and among Limoneira Company and Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 16, 2015 (File No. 001-34755)

10.8†
Limoneira Company 2022 Omnibus Incentive Plan, as approved by the Stockholders on March 22, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.9
Amendment to Limoneira Company 2022 Omnibus Incentive Plan, dated March 26, 2024 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 28, 2024 (File No. 001-34755))

10.10†
Form of Time-Based Restricted Share Award Agreement for Non-Employee Directors, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.11†
Form of Performance-Based Restricted Share Award Agreement, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.12†
Form of Time-Based Restricted Share Award Agreement for Employees, Pursuant to the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K, filed August 1, 2022 (File No. 001-34755))

10.13†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Harold Edwards (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.14†
Retention Bonus Agreement, dated October 26, 2022, between Limoneira Company and Mark Palamountain (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed October 27, 2022 (File No. 001-34755))

10.15
First Amendment to the First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed October 31, 2022 (File No. 001-34755))

10.16
Limited Liability Company Agreement of LLCB II, LLC, dated October 25, 2022 (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 26, 2022 (File No. 001-34755))

10.17†
Change in Control Agreement, dated as of July 24, 2024 between Limoneira Company and Harold Edwards (Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed September 9, 2024 (File No. 001-34755))

10.18†
Change in Control Agreement, dated as of July 24, 2024 between Limoneira Company and Mark Palamountain (Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed September 9, 2024 (File No. 001-34755))

10.19
Grower Packing & Marketing Agreement, dated as of January 31, 2023, by and between Limoneira Company and PAI Centurion Citrus, LLC (Incorporated by reference to exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed March 9, 2023 (File No. 001-34755))

Exhibit No.	Description
10.20
Form of Award Agreement under the Limoneira Company 2022 Omnibus Plan (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 2, 2023 (File No. 001-34755))

10.21†	Form of Change in Control Agreement (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 24, 2024 (File No. 001-34755))

10.22
Transaction Bonus Agreement, dated August 22, 2024, between Harold Edwards and Limoneira Company (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 23, 2024 (File No. 001-34755))

10.23
Transaction Bonus Agreement, dated August 22, 2024, between Mark Palamountain and Limoneira Company (Incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed August 23, 2024 (File No. 001-34755))

10.24
Second Amendment to First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K, filed December 23, 2024 (File No. 001-34755))

10.25
Third Amendment to First Amended and Restated Limited Liability Company Agreement of Limoneira Lewis Community Builders, LLC (Incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K, filed December 23, 2024 (File No. 001-34755))

10.26
Packinghouse License Agreement, by and between Limoneira Company and Sunkist Growers, Inc., dated June 6, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 9, 2025 (File No. 001-34755))

10.27
Master Loan Agreement, between Limoneira Company and AgWest Farm Credit, PCA, dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

10.28
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 26, 2025, between Limoneira Company and AgWest Farm Credit, PCA (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

10.29
Promissory Note and Revolving Credit Facility Supplement to Master Loan Agreement, dated June 26, 2025, between Limoneira Company and AgWest Farm Credit, PCA (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 2, 2025 (File No. 001-34755))

10.30
Modification to Master Loan Agreement, dated December 12, 2025 by and between Limoneira Company and AgWest Farm Credit, PCA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2025 (File No. 001-34755))

10.31
Purchase and Sale Agreement, dated November 7, 2025 by and between Agricola San Pablo SpA and San Pedro, SpA (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 13, 2025 (File No. 001-34755))

10.32
Purchase and Sale Agreement, dated November 7, 2025 by and between Fruticola Pan de Azucar S.A. and San Pedro, SpA. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 13, 2025 (File No. 001-34755))

10.33
Novation Contract, dated November 7, 2025 by and between Agricola San Pablo SpA and San Pedro, SpA (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 13, 2025 (File No. 001-34755))

10.34
Novation Contract, dated November 7, 2025 by and between Fruticola Pan de Azucar S.A. and San Pedro, SpA (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 13, 2025 (File No. 001-34755))

19.1
Limoneira Company Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures (Incorporated by reference to exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed December 23, 2024 (File No. 001-34755))

Exhibit No.	Description
21.1*	Subsidiaries of Limoneira Company

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Limoneira Company Amended and Restated Clawback Policy, dated as of October 30, 2023

99.1*	Limoneira Lewis Community Builders, LLC - Financial Statements as of October 31, 2025 and 2024

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Denotes management contracts and compensatory plans or arrangements.

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2025.

LIMONEIRA COMPANY

By:	/s/ Harold S. Edwards
Harold S. Edwards
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on December 23, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

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