Form 10-Q
period 2026-01-31
Limoneira CO
filed 2026-03-12
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 28, 2026, there were 18,106,877 shares outstanding of the registrant’s common stock.

LIMONEIRA COMPANY

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “might,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential,” “remain,” or “continue” or other words or expressions of similar meaning. We based these forward-looking statements on our current expectations about future events, and such forward-looking statements do not guarantee future performance. The forward-looking statements include statements that reflect management’s current beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including, but not limited to, statements relating to our business strategy and our current and future development plans.
The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include, but are not limited to:
•success in executing the Company’s business plans and strategies, including the transition of the Company’s lemon sales and marketing operations to Sunkist Growers, Inc. and managing the risks involved in the foregoing;
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
These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 additional factors that could cause our actual results to differ from our projections or estimates.

The Company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ, including those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company,” “the Company” or “Limoneira” in this Quarterly Report mean Limoneira Company, a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	January 31, 2026	October 31, 2025
Assets
Current assets:
Cash	$1,267	$1,509
Accounts receivable, net	10,282	15,432
Cultural costs	1,784	2,406
Prepaid expenses and other current assets	9,722	4,444
Receivables/other from related parties, net	2,934	2,973
Assets held for sale	—	13,718
Total current assets	25,989	40,482
Property, plant and equipment, net	173,549	172,645
Real estate development	11,133	10,628
Equity in investments	72,660	72,167
Goodwill	1,373	1,506
Intangible assets, net	2,441	2,621
Other assets	20,385	11,088
Total assets	$307,530	$311,137
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,517	$7,896
Growers and suppliers payable	2,461	6,885
Accrued liabilities	6,629	9,290
Payables to related parties	6,749	5,989
Current portion of long-term debt	25	31
Total current liabilities	22,381	30,091
Long-term liabilities:
Long-term debt, less current portion	89,918	72,450
Deferred income taxes	12,563	15,378
Other long-term liabilities	2,018	2,381
Total liabilities	126,880	120,300
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at January 31, 2026 and October 31, 2025) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at January 31, 2026 and October 31, 2025) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at January 31, 2026 and October 31, 2025)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,357,854 and 18,287,868 shares issued and 18,106,877 and 18,036,891 shares outstanding at January 31, 2026 and October 31, 2025, respectively)	181	180
Additional paid-in capital	171,285	171,365
Accumulated deficit	(11,980)	(1,070)
Accumulated other comprehensive loss	(5,494)	(6,270)
Treasury stock, at cost, 250,977 shares at January 31, 2026 and October 31, 2025	(3,493)	(3,493)
Noncontrolling interests	19,341	19,315
Total stockholders’ equity	169,840	180,027
Total liabilities, convertible preferred stock and stockholders’ equity	$307,530	$311,137
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,
	2026	2025
Net revenues:
Agribusiness	$16,756	$32,852
Other operations	1,449	1,453
Total net revenues	18,205	34,305
Costs and expenses:
Agribusiness	23,019	33,499
Other operations	1,071	1,171
Gain on sales of water rights	—	(1,488)
Loss (gain) on disposal of assets, net	73	(6)
Selling, general and administrative	4,593	6,475
Total costs and expenses	28,756	39,651
Operating loss	(10,551)	(5,346)
Other (expense) income:
Interest income	8	15
Interest expense, net of patronage dividends	(779)	(260)
Equity in earnings of investments, net	176	102
Other (expense) income, net	(863)	11
Total other expense	(1,458)	(132)
Loss before income tax benefit	(12,009)	(5,478)
Income tax benefit	2,696	2,407
Net loss	(9,313)	(3,071)
Net income attributable to noncontrolling interests, net	(114)	(3)
Net loss attributable to Limoneira Company	(9,427)	(3,074)
Preferred dividends	(125)	(125)
Net loss applicable to common stock	$(9,552)	$(3,199)

Basic net loss per common share	$(0.53)	$(0.18)

Diluted net loss per common share	$(0.53)	$(0.18)

Weighted-average common shares outstanding-basic	17,909	17,791
Weighted-average common shares outstanding-diluted	17,909	17,791
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2026	2025
Net loss	$(9,313)	$(3,071)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	776	(267)
Total other comprehensive income (loss)	776	(267)
Comprehensive loss	(8,537)	(3,338)
Comprehensive income attributable to noncontrolling interests, net	(114)	(3)
Comprehensive loss attributable to Limoneira Company	$(8,651)	$(3,341)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2025	18,036,891	$180	$171,365	$(1,070)	$(6,270)	$(3,493)	$19,315	$180,027	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,358)	—	—	—	(1,358)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,173	1	343	—	—	—	—	344	—	—
Exchange of common stock	(29,187)	—	(423)	—	—	—	—	(423)	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	(66)	(66)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(22)	(22)	—	—
Net (loss) income	—	—	—	(9,427)	—	—	114	(9,313)	—	—
Other comprehensive income	—	—	—	—	776	—	—	776	—	—
Balance at January 31, 2026	18,106,877	$181	$171,285	$(11,980)	$(5,494)	$(3,493)	$19,341	$169,840	$1,479	$9,331

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended January 31,
	2026	2025
Operating activities
Net loss	$(9,313)	$(3,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,158	2,016
Loss (gain) on disposal of assets, net	73	(6)
Gain on sales of water rights	—	(1,488)
Stock compensation expense	344	932
Non-cash lease expense	96	479
Equity in earnings of investments, net	(176)	(102)
Deferred income taxes	(2,696)	(2,407)
Other, net	4	(1)
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	5,153	(1,083)
Cultural costs	624	(247)
Prepaid expenses and other current assets	1,959	(323)
Other assets	(817)	5
Accounts payable and growers and suppliers payable	(6,061)	(4,439)
Accrued liabilities and payables to related parties	(2,794)	(3,069)
Other long-term liabilities	(293)	(108)
Net cash used in operating activities	(11,739)	(12,912)

Investing activities
Capital expenditures	(3,024)	(4,082)
Net proceeds from sales of assets	13	162
Proceeds from sales of water rights	—	600
Cash distributions from Trapani Fresh	20	41
Cash paid to acquire additional shares of Limco Del Mar	(67)	—
Equity investment contributions and capitalized interest	(316)	(204)
Investments in mutual water companies and water rights	(31)	(9)
Net cash used in investing activities	(3,405)	(3,492)

Financing activities
Borrowings of long-term debt	38,040	41,040
Repayments of long-term debt	(20,581)	(23,644)
Principal paid on finance leases and equipment financings	(293)	(155)
Dividends paid – common	(1,358)	(1,353)
Dividends paid – preferred	(125)	(125)
Exchange of common stock	(423)	(1,224)
Other	(3)	—
Net cash provided by financing activities	15,257	14,539
Effect of exchange rate changes on cash	(355)	2
Net decrease in cash	(242)	(1,863)
Cash at beginning of period	1,509	2,996
Cash at end of period	$1,267	$1,133

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Three Months Ended January 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$721	$139
Cash paid during the period for income taxes, net	$—	$—
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$880	$451
Accrued contribution obligation of investment in water company	$731	$279
Accrued water rights sale proceeds	$—	$1,140
Notes receivable in exchange for sale of assets	$13,858	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
Business
Limoneira Company (together with its consolidated subsidiaries, the “Company”) engages primarily in growing lemons and avocados, harvesting lemons, and packing lemons. The Company is also engaged in residential rentals and other rental operations and real estate development activities.
On June 6, 2025, Limoneira entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower lemons, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. Beginning November 1, 2025, Sunkist performs the Company’s lemon sales and marketing operations. Prior to November 1, 2025, the Company marketed and sold citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia and certain other international markets.
Judgment is required in determining whether the Company is the principal or the agent in its contracts with Sunkist. The Company has determined that it is the principal in such transactions as it controls the lemons prior to delivery to the customer, and it is primarily responsible for fulfillment of lemon orders. Accordingly, lemon revenues, net of the Sunkist marketing fee, and costs associated with the Sunkist agreement are presented gross in our consolidated statement of operations.
Basis of Presentation and Preparation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company and the accounts of all the subsidiaries and investments in which the Company holds a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these unaudited interim consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Because the unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for a complete set of consolidated financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
2. Summary of Significant Accounting Policies
Comprehensive Loss
Comprehensive loss represents all changes in a company’s net assets, except changes resulting from transactions with stockholders. Other comprehensive income or loss includes foreign currency translation items. Accumulated other comprehensive loss is reported as a component of the Company’s stockholders’ equity.
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
These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning November 1, 2026. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. On February 11, 2025, the SEC indicated it would ask the court to hold on scheduling further arguments while the SEC reassessed its position in the litigation. Subsequently, on March 27, 2025, the SEC voted to cease defending the rule in court. Despite withdrawing its defense, the SEC has not formally rescinded the rule, and on July 23, 2025, the SEC filed a report with the court stating that the SEC had no intentions of reviewing or revising the rule. The Company is continuing to evaluate the potential impact of these final rules on its consolidated financial statements and disclosures.
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
Concentrations
Effective November 1, 2025, all of the Company’s lemon sales are conducted through Sunkist, which results in concentrations of credit risk related to revenues and accounts receivable. Lemon revenues sold through Sunkist represented 80% of total revenues for the three months ended January 31, 2026 and 71% of accounts receivable, net as of January 31, 2026.
Fruit Growers Supply Company, an affiliate of Sunkist, represented 19% of accounts payable as of January 31, 2026. Two additional individual vendors represented 21% and 15% of accounts payable as of January 31, 2026.
Lemons procured from third-party growers were 78% and 83% of the Company’s domestic lemon supply for the three months ended January 31, 2026 and 2025, respectively. Three third-party growers and suppliers represented 55%, 28% and 11% of growers and suppliers payable as of January 31, 2026.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sales and Disposals
Pan de Azucar and San Pablo Orchards
The Company has a 90% interest in Fruticola Pan de Azucar S. A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”). These entities owned citrus orchards located near La Serena, Chile and the agricultural properties consisted of approximately 500 acres of lemons, 100 acres of oranges and 2,900 acres of other land. On November 7, 2025, PDA and San Pablo (collectively, the “Sellers”), each entered into a Purchase and Sale Agreement and Novation Agreement (collectively, the “Purchase Agreements”) with San Pedro, SpA, a Chilean joint stock company (the “Buyer”) to sell the agricultural properties and related water rights for an aggregate purchase price of $14,967,000. The transactions closed upon transfer of the deeds simultaneously with the execution of the Purchase Agreements.
After a period of approximately 120 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer will make an initial payment to the Sellers in the aggregate amount of $6,800,000, of which approximately $742,000 will be deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8,167,000, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers.
The Company recorded current and noncurrent notes receivable representing the estimated current fair value of the expected future cash proceeds. These notes are recorded in prepaid expenses and other current assets, and other assets, respectively, on the consolidated balance sheet as of January 31, 2026. The property, plant and equipment and intangible assets sold were classified as assets held for sale as of October 31, 2025. Goodwill related to PDA was written off as part of the transaction.
The following is a summary of the transaction (in thousands):

Purchase price	$14,967
Less: easement holdback	(742)
Less: fair value adjustment	(367)
Fair value of expected future cash proceeds	$13,858
Less: net book value of assets sold
Property, plant and equipment, net	$11,900
Intangible assets, net	1,818
Goodwill	133
Total net book value of assets sold	$13,851
Gain on disposal of assets	$7

Current notes receivable	$6,058
Noncurrent notes receivable	7,800
Total notes receivable as of January 31, 2026	$13,858
The functional currency of PDA and San Pablo is the Chilean Peso. The balance sheets are translated to U.S. dollars at exchange rates in effect at the balance sheet date and the income statements are translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive loss.
The Company’s foreign subsidiaries, including PDA and San Pablo, incurred aggregate foreign exchange transaction losses of $1,043,000 and immaterial amounts for the three months ended January 31, 2026 and 2025, respectively. These losses are included in other (expense) income, net in the consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2026	October 31, 2025
Prepaid supplies and insurance	$2,236	$1,398
Sales tax receivable	107	248
Income taxes receivable	64	184
Insurance proceeds receivable	—	1,510
Notes receivable	6,226	100
Other	1,089	1,004
	$9,722	$4,444
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	January 31, 2026	October 31, 2025
East Area II	$10,845	$10,624
Limco Del Mar Ranch	288	4
	$11,133	$10,628
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of January 31, 2026 and October 31, 2025, which is included in payables to related parties in the Company’s balance sheets.
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $100,000 to LLCB II during the three months ended January 31, 2026 and 2025.
Through January 31, 2026, LLCB closed on lot sales representing 1,261 residential units and the Company received cash distributions of $25,009,000 since inception from LLCB.
Limco Del Mar Ranch
In fiscal year 2025, the Company announced plans to evaluate the potential development of housing at the Limco Del Mar Ranch to help address housing needs in Ventura County and to enhance long-term financial returns. The Company is actively pursuing development activities and capitalizing real estate development costs related to this project.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	January 31, 2026	October 31, 2025
Limoneira Lewis Community Builders, LLC	$58,421	$58,416
LLCB II, LLC	12,475	12,157
Rosales	1,260	1,090
Romney Property Partnership	504	504
	$72,660	$72,167
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim period for the three months ended January 31, 2026, this threshold was not met for any equity investments. The threshold was met for LLCB during the year-to-date interim period for the three months ended January 31, 2025, and thus summarized income statement information for LLCB is presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2025, 2024 and 2023 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
The following is unaudited summarized financial information for LLCB (in thousands):

	Three Months Ended January 31,
	2026	2025
Revenues	$991	$80
Cost of land sold	(901)	(73)
Operating (expenses) income	(52)	547
Net income	$38	$554
Net income attributable to Limoneira Company	$38	$—

	January 31, 2026	October 31, 2025
Cash and cash equivalents	$27,610	$31,227
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2025	$1,506
PDA goodwill write off	(133)
Balance at January 31, 2026	$1,373
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of January 31, 2026. As discussed in Note 3 - Asset Sales and Disposals, goodwill related to PDA was written off as part of the asset sale transaction.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Intangible assets consist of the following (in thousands):

	January 31, 2026				October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,571)	537	8	$2,108	$(1,513)	$595	8
Customer relationships	2,707	(2,269)	438	8	2,707	(2,160)	547	8
Non-competition agreement	437	(255)	182	8	437	(242)	195	8
Acquired water and mineral rights	1,284	—	1,284	Indefinite	1,284	—	1,284	Indefinite
	$6,536	$(4,095)	$2,441		$6,536	$(3,915)	$2,621
Amortization expense totaled $180,000 and $144,000 for the three months ended January 31, 2026 and 2025, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
Estimated future amortization expense of intangible assets as of January 31, 2026 is as follows (in thousands):

2026 (remaining nine months)	$398
2027	294
2028	294
2029	171
$1,157
8. Other Assets
Other assets consist of the following (in thousands):

	January 31, 2026	October 31, 2025
Investments in mutual water companies	$8,085	$7,323
Notes receivable	7,800	41
Operating lease ROU assets	395	640
Finance lease assets	1,818	1,617
Other	2,287	1,467
	$20,385	$11,088
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
Notes Receivable
As discussed in Note 3 - Asset Sales and Disposals, the Company has notes receivable related to the sale of the Chilean assets in November 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	January 31, 2026	October 31, 2025
Compensation	$897	$1,517
Property taxes	159	482
Operating expenses	3,340	4,830
Leases	810	871
Other	1,423	1,590
	$6,629	$9,290
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	January 31, 2026	October 31, 2025
AgWest Farm Credit revolving and non-revolving lines of credit: the interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 3.70% at January 31, 2026, plus 3.00%. Interest is payable monthly and principal due in full July 1, 2030.	$89,918	$72,450
Banco de Chile COVID-19 loan: The interest rate is fixed at 4.26%. The loan is payable in monthly installments through September 2026.	25	31
Total long-term debt	89,943	72,481
Less current portion	25	31
Long-term debt, less current portion	$89,918	$72,450
In June 2025, the Company entered into a Master Loan Agreement (the “MLA”) with AgWest Farm Credit (the “Lender”), dated June 26, 2025, together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement,” and together with the Revolving Credit Supplement, the “Supplements”). The MLA governs the terms of the Supplements. The MLA amends and restates the previous Master Loan Agreement between the Company and the Lender and extends the principal repayment to July 1, 2030. Debt financing costs related to the MLA agreement were immaterial.
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $114,000,000 under the Revolving Credit Supplement, and $1,000,000 under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of January 31, 2026, the Company’s outstanding borrowings under the Revolving Credit Supplement were $89,918,000 and it had $24,082,000 available to borrow.
The interest rate in effect under the Revolving Credit Supplement automatically adjusts on the first day of each month. The interest rate for any amount outstanding under the Revolving Credit Supplement is based on the one-month SOFR plus an applicable margin. The applicable margin ranges from 2.15% to 3.00% depending on the ratio of funded indebtedness to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and may be increased or decreased in the sole discretion of the Lender on each anniversary of July 1. The Company may prepay any amounts outstanding under the Revolving Credit Supplement without penalty.
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
The Company was also subject to a quarterly financial covenant that required it to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires the Company to maintain a debt to capitalization ratio of no greater than 0.45:1.00 or 45%. The Company was in compliance with this covenant as of January 31, 2026.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $750,000 and $332,000 during the three months ended January 31, 2026 and 2025, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
11. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 17 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended January 31,
	2026	2025
Operating lease revenue	$1,374	$1,328
Variable lease revenue	75	125
Total lease revenue	$1,449	$1,453
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)
Lessee Arrangements (continued)
Lease costs consist of the following (in thousands):

	Three Months Ended January 31,
	2026	2025
Operating lease costs	$104	$520
Finance lease costs:
Amortization of lease assets	167	61
Interest on lease liabilities	25	11
Variable lease costs	(6)	7
Short-term lease costs	298	24
Total lease costs	$588	$623
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	January 31, 2026	October 31, 2025
Assets
Operating lease ROU assets	Other assets	$395	$640
Finance lease assets	Other assets	1,818	1,617
		$2,213	$2,257

Liabilities
Current operating lease liabilities	Accrued liabilities	$306	$426
Current finance lease liabilities	Accrued liabilities	504	445
Non-current operating lease liabilities	Other long-term liabilities	72	219
Non-current finance lease liabilities	Other long-term liabilities	1,057	926
		$1,939	$2,016
Supplemental cash flow information related to leases consists of the following (in thousands):

	Three Months Ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$126	$549
Operating cash outflows from finance leases	$25	$11
Financing cash outflows from finance leases	$178	$44
ROU assets obtained in exchange for new operating lease liabilities	$—	$186
Leased assets obtained in exchange for new finance lease liabilities	$474	$—

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

	Three Months Ended January 31,
	2026	2025
Basic net loss per common share:
Net loss applicable to common stock	$(9,552)	$(3,199)
Effect of unvested, restricted stock	(14)	(20)
Numerator: Net loss for basic EPS	(9,566)	(3,219)
Denominator: Weighted average common shares–basic	17,909	17,791
Basic net loss per common share	$(0.53)	$(0.18)

Diluted net loss per common share:
Net loss for basic EPS	$(9,566)	$(3,219)
Effect of dilutive preferred stock	—	—
Numerator: Net loss for diluted EPS	(9,566)	(3,219)
Weighted average common shares–basic	17,909	17,791
Effect of dilutive preferred stock	—	—
Denominator: Weighted average common shares–diluted	17,909	17,791
Diluted net loss per common share	$(0.53)	$(0.18)
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three months ended January 31, 2026 and 2025.
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		January 31, 2026			October 31, 2025
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$762	$1,507	$—	$514	$117
4	YMIDD	$100	$—	$—	$202	$—	$—
5	FGF	$2,834	$514	$757	$2,771	$514	$757
6	LLCB	$—	$—	$3,444	$—	$—	$3,444
8	Rosales	$—	$—	$992	$—	$—	$1,671
10	Law firm	$—	$—	$49	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended January 31, 2026				Three Months Ended January 31, 2025
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$231	$—	$—	$—	$236	$—	$—
2	Mutual water companies	$—	$—	$2,405	$—	$—	$—	$654	$—
4	YMIDD	$305	$—	$5	$—	$306	$—	$5	$—
5	FGF	$83	$33	$—	$—	$83	$50	$—	$—
7	Principal Owner	$—	$—	$—	$220	$—	$—	$—	$245
8	Rosales	$31	$—	$287	$—	$1,355	$—	$44	$—
9	Del Mar	$—	$—	$—	$—	$43	$—	$—	$—
10	Law firm	$—	$—	$49	$—	$—	$—	$—	$—
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
(4) Yuma Mesa Irrigation and Drainage District (“YMIDD”) - The Company has representation on the board of directors of YMIDD. The Company purchased water from YMIDD and had no amounts payable to them for such purchases. Additionally, the Company received fallowing revenue from YMIDD and had a receivable outstanding.
(5) FGF Trapani (“FGF”) - FGF is a 49% partner in the Trapani Fresh joint venture in Argentina, and the Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue and receivables related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF, and records rental revenue related to the leased land.
(6) LLCB - The Company entered into a joint venture with Lewis for the residential development of its East Area I real estate development project and formed LLCB as the development entity. Refer to Note 5 - Real Estate Development.
(7) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner.
(8) Rosales - The Company has an equity interest in Rosales as noted in Note 6 - Equity in Investments. The Company recognized lemon and orange sales to Rosales and procured lemons and oranges from Rosales. The Company had no amounts due from Rosales for such sales and had amounts due to Rosales for such purchases.
(9) Limco Del Mar, Ltd. (“Del Mar”) - The Company has an interest in Del Mar as a general partner and as a limited partner. Through August 3, 2025, the Company provided Del Mar with farm management services and Del Mar marketed lemons through the Company. The Company recorded revenue for farm management services provided to Del Mar in the first three months of fiscal year 2025.
(10) Law firm - One of the Company’s directors is a partner at a law firm which provides legal services to the Company and the Company had amounts due for such services.
14. Income Taxes
The effective tax rate for the three months ended January 31, 2026 differs from the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of January 31, 2026. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no material accrued interest or penalties associated with uncertain tax positions as of January 31, 2026.

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
Management Awards
Certain time-based restricted stock grants are made to management under the Stock Plan and generally vest over a three-year period as service is provided.
During November 2025, 33,885 shares of restricted stock with a per share price of $13.28 were granted to management. The related compensation expense of $450,000 will be recognized over three years as the shares vest.
During January 2026, 8,812 shares of restricted stock with a per share price of $14.60 were granted to management. The related compensation expense of $129,000 will be recognized over three years as the shares vest.
In November 2025 and January 2026, the Company entered into Performance Share-Based Award Agreements with members of management whereby the employees may be granted up to a maximum of 42,697 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period.
Executive Awards
Certain time-based restricted stock grants are made to key executives under the Stock Plan and generally vest over a three-year period as service is provided.
During November 2025, 56,476 shares of restricted stock with a per share price of $13.28 were granted to key executives. The related compensation expense of $750,000 will be recognized over three years as the shares vest.
In November 2025, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted up to a maximum of 56,476 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period.
Director Awards
Certain time-based restricted stock grants are made on an annual basis to non-employee directors under the Stock Plan and generally vest after a one-year period as service is provided.
Exchange of Common Stock
During the three months ended January 31, 2026 and 2025, members of management exchanged 29,187 and 47,089 shares of common stock with fair values totaling $423,000 and $1,224,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information
The Company operates in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. The reportable operating segments of the Company are strategic business units with different products and services, distribution processes and customer bases. The fresh lemons segment includes sales, growing and harvest costs and third-party grower and supplier costs related to fresh lemons. The lemon packing segment includes packing revenues and packing costs. Fresh lemons and lemon packing revenues relate to lemons grown on the Company’s orchards and lemons procured from third-party growers. The avocados segment includes sales, farming and harvest costs. The other agribusiness segment primarily includes sales, growing and harvest costs, brokered fruit costs of oranges and specialty citrus, wine grapes, fallowing revenue, shipping revenue and shipping costs, and included farm management in fiscal year 2025. During fiscal year 2025, the Company changed its presentation of fresh lemons and lemon packing revenue and costs to remove reference to intersegment revenue, intersegment costs and expenses and eliminations.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company’s CODM measures the operating performance of the Company’s operating segments and allocates resources based on its evaluation. Revenues and operating income or loss, excluding depreciation and amortization, are used to monitor budget versus actual results. The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM. No asset information is provided for reportable operating segments, as these specified amounts are not included in the measure of segment profit or loss reviewed by the Company’s CODM. The Company does not separately allocate depreciation and amortization to its fresh lemons, lemon packing, avocados and other agribusiness segments. The Company also does not allocate various gains or losses included in operating income or loss, selling, general and administrative expenses, total other income or expense and income taxes, or specifically identify them to its operating segments.
The Company adopted ASU 2023-07 as of fiscal year 2025 and, as a result, expanded its segment information to include significant segment expenses and other segment items. Other segment items for the lemon packing segment include lease expenses, utilities, repairs and maintenance, professional assessments and fees, insurance, property taxes, custom packing and other packinghouse operational expenses. Other segment items for the other agribusiness segment are primarily shipping expenses. Other segment items in Corporate and Other include rental and operations expenses. Prior year information has been recast to conform to the current year presentation.
Segment information for the three months ended January 31, 2026 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$8,718	$6,958	$—	$1,080	$16,756	$1,449	$18,205
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	3,801	—	—	3,801	—	3,801
Packing supplies and fruit treatments	—	2,047	—	—	2,047	—	2,047
Harvest costs	998	—	—	169	1,167	—	1,167
Growing costs	2,548	—	29	807	3,384	—	3,384
Third party grower and supplier costs	7,492	—	—	30	7,522	—	7,522
Other segment items	—	3,152	—	24	3,176	903	4,079
Loss on disposal of assets, net	—	—	—	—	—	73	73
Selling, general and administrative	—	—	—	—	—	4,525	4,525
Total costs and expenses, excluding depreciation and amortization	11,038	9,000	29	1,030	21,097	5,501	26,598
Depreciation and amortization	—	—	—	—	1,922	236	2,158
Operating (loss) income	$(2,320)	$(2,042)	$(29)	$50	$(6,263)	$(4,288)	$(10,551)
Total other expense							(1,458)
Loss before income tax benefit							$(12,009)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the three months ended January 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$16,446	$11,815	$162	$4,429	$32,852	$1,453	$34,305
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,215	—	—	4,215	—	4,215
Packing supplies and fruit treatments	—	3,111	—	—	3,111	—	3,111
Harvest costs	1,761	—	15	45	1,821	—	1,821
Growing costs	2,926	—	22	1,314	4,262	—	4,262
Third party grower and supplier costs	12,472	—	—	1,880	14,352	—	14,352
Other segment items	—	3,265	—	699	3,964	1,000	4,964
Gain on sale of water rights	—	—	—	—	—	(1,488)	(1,488)
Gain on disposal of assets, net	—	—	—	—	—	(6)	(6)
Selling, general and administrative	—	—	—	—	—	6,404	6,404
Total costs and expenses, excluding depreciation and amortization	17,159	10,591	37	3,938	31,725	5,910	37,635
Depreciation and amortization	—	—	—	—	1,774	242	2,016
Operating (loss) income	$(713)	$1,224	$125	$491	$(647)	$(4,699)	$(5,346)
Total other expense							(132)
Loss before income tax benefit							$(5,478)
Revenue related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended January 31,
	2026	2025
Oranges	$10	$1,568
Specialty citrus and wine grapes	685	503
Farm management	—	1,181
Other	385	1,177
Other agribusiness revenues	$1,080	$4,429
18. Treasury Stock
Share Repurchase Program
In March 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30,000,000 of its shares of outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares. No shares have been repurchased under this program as of January 31, 2026.
19. Subsequent Events
On March 10, 2026, the Company received $939,000 in insurance proceeds associated with a combined business interruption and casualty loss claim related to an incident which occurred at its packinghouse and for which repair costs were incurred during the first quarter of fiscal year 2026. On March 12, 2026, the Company received confirmation from its insurance company that an additional $1,350,000 of insurance proceeds is to be paid for such claim. The Company anticipates receiving these additional insurance proceeds in the second quarter of fiscal year 2026 at which time income will be recognized for the amounts received.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
19. Subsequent Events (continued)
The Company evaluated events subsequent to January 31, 2026 through the date of this filing, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Based upon this evaluation, except as described in the paragraph above and in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Limoneira Company, a Delaware corporation, is the successor to several businesses with operations in California since 1893. We are primarily an agribusiness company founded and based in Santa Paula, California, committed to responsibly using and managing our approximately 7,000 acres of land, water resources and other assets to maximize long-term stockholder value. Our current operations consist of fruit production and packing operations, rental operations, real estate and capital investment activities.
We are one of California’s oldest lemon growers and according to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona and Jujuy, Argentina, which collectively consist of approximately 2,400 acres of lemons, 1,600 acres of avocados and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located near La Serena, Chile. We have a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”). Through November 7, 2025, these entities owned lemon and orange orchards located near La Serena, Chile.
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. Water for our farming operations is sourced from the existing water resources associated with our land, which includes rights to water in the adjudicated Santa Paula Basin (aquifer) and the un-adjudicated Fillmore and Paso Robles Basins (aquifers). We also use surface water in Arizona from the Colorado River through the Yuma Mesa Irrigation and Drainage District (“YMIDD”). We use ground water provided by wells and surface water for our Trapani Fresh farming operations in Argentina.
For more than 100 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing, single-family homes and apartments of approximately 800 units in various stages of planning and development, as well as entitlement efforts related to Ventura County farmland.
Business Division Summary
We have three business divisions: agribusiness, rental operations and real estate development. The agribusiness division is comprised of four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness, which primarily includes oranges, specialty citrus and wine grapes. The agribusiness division includes our core operations of farming, harvesting and lemon packing operations. The rental operations division includes our residential and commercial rentals, leased land operations and organic recycling. The real estate development division includes our investments in real estate development projects. Generally, we see our Company as a land and farming company that generates annual cash flows to support our progress into diversified real estate development activities. Financial information and discussion of our four reportable segments are contained in the notes to the accompanying consolidated financial statements of this Quarterly Report.
Agribusiness Summary
In June 2025, Limoneira entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist” and the “Sunkist Agreement”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower lemons, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. As of November 1, 2025, Sunkist performs the Company’s lemon sales and marketing operations. Prior to November 1, 2025, the Company marketed and sold citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia and certain other international markets. We sell our avocados to third-party packinghouses and our wine grapes to wine producers.
Historically, our agribusiness division has been seasonal in nature, with quarterly revenues fluctuating depending on the timing and variety of crops being harvested. Cultural costs, also referred to as growing costs, in our agribusiness division tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter, coinciding with increased production. Lemon revenues are expected to be lower in the first and second quarters and higher in the third and fourth quarters in connection with the Sunkist Agreement.

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
Our avocado plantings have been profitable and historically were pursued to diversify our product line. Since fiscal year 2023, we expanded our avocado production by 800 acres, and we plan to expand an additional 200 acres through fiscal year 2027. This 1,000-acre expansion reflects our strategy to capitalize on robust consumer demand trends for avocados.
In addition to growing lemons and avocados, we grow wine grapes. We regularly monitor the demand for the fruit we grow in the current marketplace to identify trends.
Rental Operations Summary
Our rental operations include our residential and commercial rentals, leased land operations and organic recycling. Our residential and commercial rentals generate cash flows that we use to partially fund the operating costs of our business. In addition, our leased land business provides us with a profitable method to diversify the use of our land. Revenue from rental operations is generally level throughout the year.
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
Water and Mineral Rights
Our water resources include water rights, usage rights and pumping rights to the water in aquifers under, and canals that run through, the land we own. We believe we have adequate supplies of water for our agribusiness segments as well as our rental and real estate development activities. Water for our farming operations located in Ventura County, California is sourced from the existing water resources associated with our land, which includes approximately 8,500 acre-feet of water rights in the adjudicated Santa Paula Basin (aquifer) and additional rights in the un-adjudicated Fillmore Basin (aquifer). Our Windfall Farms property located in San Luis Obispo County, California obtains water from wells that derive water from the Paso Robles Basin (aquifer). Our farming operations in Yuma, Arizona source water from the Colorado River through the YMIDD, where we have access to approximately 11,500 acre-feet of Class 3 Colorado River water rights. We use ground water provided by wells and surface water for our Trapani Fresh farming operations in Argentina and used ground water provided by wells and surface water for our PDA and San Pablo farming operations in La Serena, Chile.
Southern California is experiencing above average precipitation for the 2025 to 2026 rainfall season. As of January 31, 2026, Ventura County was free from general drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
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

Recent Developments
On June 6, 2025, we entered into a Commercial Packinghouse License Agreement with Sunkist Growers, Inc., a nonprofit marketing cooperative, effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower lemons, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. As of November 1, 2025, Sunkist performs the Company’s lemon sales and marketing operations.
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
After a period of approximately 120 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer will make an initial payment to the Sellers in the aggregate amount of $6.8 million, of which approximately $0.7 million will be deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8.2 million, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment, in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers. The Company recorded an immaterial gain on the disposal of assets.
On December 16, 2025, we declared a cash dividend of $0.075 per common share paid on January 16, 2026, in the aggregate amount of $1.4 million to common stockholders of record as of December 30, 2025.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended January 31,
	2026	2025
Net revenues:
Agribusiness	$16,756	$32,852
Other operations	1,449	1,453
Total net revenues	18,205	34,305
Costs and expenses:
Agribusiness	23,019	33,499
Other operations	1,071	1,171
Gain on sales of water rights	—	(1,488)
Loss (gain) on disposal of assets, net	73	(6)
Selling, general and administrative	4,593	6,475
Total costs and expenses	28,756	39,651
Operating loss:
Agribusiness	(6,263)	(647)
Other operations	378	282
Gain on sales of water rights	—	1,488
(Loss) gain on disposal of assets, net	(73)	6
Selling, general and administrative	(4,593)	(6,475)
Operating loss	(10,551)	(5,346)
Other (expense) income:
Interest income	8	15
Interest expense, net of patronage dividends	(779)	(260)
Equity in earnings of investments, net	176	102
Other (expense) income, net	(863)	11
Total other expense	(1,458)	(132)
Loss before income tax benefit	(12,009)	(5,478)
Income tax benefit	2,696	2,407
Net loss	(9,313)	(3,071)
Net income attributable to noncontrolling interests, net	(114)	(3)
Net loss attributable to Limoneira Company	$(9,427)	$(3,074)
Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, loss (gain) on disposal of assets, net and foreign currency transaction losses, are important measures to evaluate our results of operations between periods on a more comparable basis. Adjusted EBITDA in fiscal year 2025 did not exclude foreign currency transaction losses which has now been excluded as management believes this is a better representation of cash generated by operations. Foreign currency transaction losses were immaterial in fiscal year 2025. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.

EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company, which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended January 31,
	2026	2025
Net loss attributable to Limoneira Company	$(9,427)	$(3,074)
Interest income	(8)	(15)
Interest expense, net of patronage dividends	779	260
Income tax benefit	(2,696)	(2,407)
Depreciation and amortization	2,158	2,016
EBITDA	$(9,194)	$(3,220)
Stock-based compensation	344	932
Loss (gain) on disposal of assets, net	73	(6)
Foreign currency transaction losses	1,043	—
Adjusted EBITDA	$(7,734)	$(2,294)
Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025
Revenues
Total net revenues were $18.2 million for the three months ended January 31, 2026, compared to $34.3 million for the same period of fiscal year 2025. The 47% decrease of $16.1 million was primarily due to decreased agribusiness revenues from lemons, oranges and farm management as detailed below ($ in thousands):

	Three Months Ended January 31,
	2026	2025	Change
Lemons	$15,676	$28,261	$(12,585)	(45)%
Avocados	—	162	(162)	(100)%
Oranges	10	1,568	(1,558)	(99)%
Specialty citrus and wine grapes	685	503	182	36%
Farm management	—	1,181	(1,181)	(100)%
Other	385	1,177	(792)	(67)%
Agribusiness revenues	$16,756	$32,852	$(16,096)	(49)%
•Lemons: The decrease for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to our partnership with Sunkist, which resulted in lower prices and decreased volume of fresh carton sales and a decrease of brokered and other lemon sales. Fresh carton sales were $11.9 million and $21.2 million, in aggregate, on 681,000 and 1,147,000 cartons of lemons sold at average per carton prices of $17.41 and $18.44, for the first quarter of fiscal years 2026 and 2025, respectively. The decrease in fresh carton volume was primarily related to a shift in our volume under the Sunkist Agreement from the first and second quarters and into our third and fourth quarters. Per carton prices for the first quarter of fiscal year 2026 are net of the Sunkist marketing fee. Brokered lemons and other lemon sales were $1.0 million and $2.2 million for the first quarter of fiscal years 2026 and 2025, respectively, due to the transition of our brokerage operations to Sunkist. Lemon revenue included packing and handling revenue of $2.8 million and $4.5 million for the first quarter of fiscal years 2026 and 2025, respectively, and lemon by-product sales of $0.4 million for the first quarter of fiscal year 2025. Lemon by-product sales were immaterial for the first quarter of fiscal year 2026.
•Avocados: Due to harvest timing, no avocados were sold in the first quarter of fiscal year 2026. We sold 73,000 pounds of avocados at an average per pound price of $2.25 in the first quarter of fiscal year 2025.
•Oranges: The decrease for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was related to the sale of our Chilean agricultural properties and the transition of our citrus brokerage operations to Sunkist.

•Specialty citrus and wine grapes: The increase for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to wine grape sales in the first quarter of fiscal year 2026. Due to harvest timing, no wine grape revenue was recorded for the first quarter of fiscal year 2025. The wine grape increase was partially offset by a decrease in specialty citrus due to the transition of our citrus brokerage operations to Sunkist.
•Farm management: Farm management revenue for the first quarter of fiscal year 2025 was comprised primarily of farming, management and operations services provided to the Northern Properties prior to the termination of the agreement effective March 31, 2025. No farm management services were provided during the first quarter of fiscal year 2026.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, primarily due to decreased shipping revenue. The Company no longer provides shipping services under the Sunkist Agreement.
Other operations revenue for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was similar at $1.5 million.
Costs and Expenses
Total costs and expenses were $28.8 million for the three months ended January 31, 2026, compared to $39.7 million for the same period of fiscal year 2025. The 27% decrease of $10.9 million was primarily due to a decrease in agribusiness costs and expenses and a decrease in selling, general and administrative expenses, partially offset by gains on sales of water rights in the first quarter of fiscal year 2025. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended January 31,
	2026	2025	Change
Packing costs	$9,000	$10,591	$(1,591)	(15)%
Harvest costs	1,167	1,821	(654)	(36)%
Growing costs	3,384	4,262	(878)	(21)%
Third-party grower and supplier costs	7,522	14,352	(6,830)	(48)%
Other costs	24	699	(675)	(97)%
Depreciation and amortization	1,922	1,774	148	8%
Agribusiness costs and expenses	$23,019	$33,499	$(10,480)	(31)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, and facility operating costs. We packed and sold 681,000 and 1,147,000 cartons of lemons at average per carton costs of $13.22 and $9.23, for the first quarter of fiscal years 2026 and 2025, respectively. The increase in per carton packing costs was primarily due to decreased volume and higher costs for labor and repairs and maintenance. We incurred packinghouse repair costs in the first quarter of fiscal year 2026 and received insurance proceeds related to these costs in the second quarter of fiscal year 2026.
•Harvest costs: The decrease for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of lemons harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to the termination of the farm management agreement effective March 31, 2025 and farming operational decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased costs of third-party grower fruit and brokered fruit. We incurred costs for third-party grower fruit of $7.1 million and $11.7 million, for the first quarter of fiscal years 2026 and 2025, respectively. Additionally, we incurred costs for brokered fruit of $0.4 million and $2.7 million, for the first quarter of fiscal years 2026 and 2025, respectively. Of the 681,000 and 1,147,000 cartons of lemons packed and sold, 534,000 (78%) and 953,000 (83%) were procured from third-party growers at average per carton prices of $13.26 and $12.23, for the first quarter of fiscal years 2026 and 2025, respectively.

•Other costs: The decrease in the first quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $1.9 million in the first quarter of fiscal year 2026, compared to $1.8 million in the same period of fiscal year 2025.
Other operations expenses were $1.1 million for the first quarter of fiscal year 2026, compared to $1.2 million for the same period of fiscal year 2025.
Gain on sales of water rights was $1.5 million for the first quarter of fiscal year 2025 due to three separate sale transactions of Santa Paula Basin water pumping rights.
Selling, general and administrative costs and expenses were $4.6 million for the first quarter of fiscal year 2026, compared to $6.5 million for the same period of fiscal year 2025. The 29% decrease of $1.9 million was primarily due to:
•$1.5 million net decrease in salaries, benefits and incentive compensation, primarily related to transition of the Company’s sales and marketing function to Sunkist; and
•$0.4 million net decrease in other general and administrative expenses.
Other Expense
Total other expense was $1.5 million for the first quarter of fiscal year 2026, compared to $0.1 million for the same period of fiscal year 2025. The increase of $1.4 million was primarily due to:
•$0.9 million increase in other expense primarily related to foreign exchange transaction losses, net; and
•$0.5 million increase in interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax benefit of $2.7 million and $2.4 million on pre-tax loss of $12.0 million and $5.5 million, for the first quarter of fiscal years 2026 and 2025, respectively. The tax benefit recorded for the first quarter of fiscal year 2026 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. Our projected annual effective blended tax rate for fiscal year 2026, excluding discrete items, is approximately 7.3%.
Net Income Attributable to Noncontrolling Interests, Net
Net income attributable to noncontrolling interests, net for the first quarter of fiscal year 2026 represents 10% of PDA’s net income, 49% of Trapani Fresh’s net loss and 45.1% of Del Mar’s net loss. Net income attributable to noncontrolling interests, net for the first quarter of fiscal year 2025 represents 10% of PDA’s net income and 49% of Trapani Fresh’s net loss.
Segment Results of Operations
We operate in four reportable operating segments: fresh lemons, lemon packing, avocados and other agribusiness. Our reportable operating segments are strategic business units with different products and services, distribution processes and customer bases. We evaluate the performance of our operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluations related to current market conditions, market opportunities and available resources. During fiscal year 2025, the Company changed its presentation of fresh lemons and lemon packing revenue and costs to remove reference to intersegment revenue and costs and eliminations. Prior year information has been recast to conform to the current year presentation. The Company adopted ASU 2023-07 as of fiscal year 2025 and, as a result, expanded its segment information to include significant segment expenses and other segment items. See Note 17 - Segment Information for additional information regarding our operating segments.

Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025
The following table shows the segment results of operations for the three months ended January 31, 2026 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$8,718	$6,958	$—	$1,080	$16,756	$1,449	$18,205
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	3,801	—	—	3,801	—	3,801
Packing supplies and fruit treatments	—	2,047	—	—	2,047	—	2,047
Harvest costs	998	—	—	169	1,167	—	1,167
Growing costs	2,548	—	29	807	3,384	—	3,384
Third party grower and supplier costs	7,492	—	—	30	7,522	—	7,522
Other segment items	—	3,152	—	24	3,176	903	4,079
Loss on disposal of assets, net	—	—	—	—	—	73	73
Selling, general and administrative	—	—	—	—	—	4,525	4,525
Total costs and expenses, excluding depreciation and amortization	11,038	9,000	29	1,030	21,097	5,501	26,598
Depreciation and amortization	—	—	—	—	1,922	236	2,158
Operating (loss) income	$(2,320)	$(2,042)	$(29)	$50	$(6,263)	$(4,288)	$(10,551)
The following table shows the segment results of operations for the three months ended January 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$16,446	$11,815	$162	$4,429	$32,852	$1,453	$34,305
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,215	—	—	4,215	—	4,215
Packing supplies and fruit treatments	—	3,111	—	—	3,111	—	3,111
Harvest costs	1,761	—	15	45	1,821	—	1,821
Growing costs	2,926	—	22	1,314	4,262	—	4,262
Third party grower and supplier costs	12,472	—	—	1,880	14,352	—	14,352
Other segment items	—	3,265	—	699	3,964	1,000	4,964
Gain on sale of water rights	—	—	—	—	—	(1,488)	(1,488)
Gain on disposal of assets, net	—	—	—	—	—	(6)	(6)
Selling, general and administrative	—	—	—	—	—	6,404	6,404
Total costs and expenses, excluding depreciation and amortization	17,159	10,591	37	3,938	31,725	5,910	37,635
Depreciation and amortization	—	—	—	—	1,774	242	2,016
Operating (loss) income	$(713)	$1,224	$125	$491	$(647)	$(4,699)	$(5,346)

The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $8.7 million for the first quarter of fiscal year 2026, compared to $16.4 million for the same period of fiscal year 2025. The 47% decrease of $7.7 million was primarily due to:
•Fresh lemon sales net of pack charge decrease of $6.1 million;
•Brokered lemons and other lemon sales decrease of $1.2 million; and
•Lemon by-products sales decrease of $0.4 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $11.0 million for the first quarter of fiscal year 2026, compared to $17.2 million for the same period of fiscal year 2025. The 36% decrease of $6.2 million was primarily due to:
•Third-party grower and supplier costs decrease of $5.0 million;
•Harvest costs decrease of $0.8 million; and
•Growing costs decrease of $0.4 million.
Lemon Packing
Lemon packing segment revenue is comprised of packing revenue and packing and handling revenue. Our lemon packing segment total net revenues were $7.0 million for the first quarter of fiscal year 2026, compared to $11.8 million for the same period of fiscal year 2025. The 41% decrease of $4.8 million was primarily due to a decrease in cartons of lemons packed and sold.
Costs and expenses associated with our lemon packing segment consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, and facility operating costs. Our lemon packing costs and expenses were $9.0 million for the first quarter of fiscal year 2026, compared to $10.6 million for the same period of fiscal year 2025. The 15% decrease of $1.6 million was primarily due to:
•Packing supplies and fruit treatments decrease of $1.1 million;
•Labor and benefits decrease of $0.4 million; and
•Other segment items decrease of $0.1 million.
Lemon packing segment operating (loss) income per carton sold was $(3.00) for the first quarter of fiscal year 2026, compared to $1.07 for the same period of fiscal year 2025.
Avocados
Our avocados segment had no revenue for the first quarter of fiscal year 2026, compared to $0.2 million for the same period of fiscal year 2025.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were immaterial for the first quarter of fiscal years 2026 and 2025.
Other Agribusiness
Our other agribusiness segment total net revenues were $1.1 million for the first quarter of fiscal year 2026, compared to $4.4 million for the same period of fiscal year 2025. The 76% decrease of $3.3 million was primarily due to:
•Orange revenue decrease of $1.5 million;
•Farm management revenue decrease of $1.2 million;
•Other revenue decrease of $0.8 million; and
•Specialty citrus revenue increase of $0.2 million.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $1.0 million for the first quarter of fiscal year 2026, compared to $3.9 million for the same period of fiscal year 2025. The 74% decrease of $2.9 million was primarily due to:
•Brokered fruit costs decrease of $1.8 million;
•Shipping costs decrease of $0.7 million;
•Growing costs decrease of $0.5 million; and
•Harvest costs increase of $0.1 million.
Total agribusiness depreciation and amortization expenses were $1.9 million for the first quarter of fiscal year 2026, compared to $1.8 million for the same period of fiscal year 2025.
Corporate and Other
Our corporate and other operations revenues were $1.5 million for the first quarter of fiscal years 2026 and 2025.
Costs and expenses in our corporate and other operations primarily includes selling, general and administrative costs and expenses, and various gains and losses not allocated to the operating segments. Costs and expenses in our corporate and other operations were $5.5 million for the first quarter of fiscal year 2026, compared to $5.9 million for the same period of fiscal year 2025. Depreciation and amortization expenses in our corporate and other operations were $0.2 million for the first quarter of fiscals year 2026 and 2025.
Seasonal Operations
Historically, our agribusiness operations have been seasonal in nature, with quarterly revenues fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher for the first and second quarters and lower for the third and fourth quarters because of the timing of expensing cultural costs for the current year that were inventoried for the prior year. Our harvest costs generally increase for the second quarter and peak for the third quarter, coinciding with increased production. Lemon revenues are expected to shift from the first and second quarters into the third and fourth quarters in connection with the Sunkist Agreement. Due to this seasonality, and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

Results of Operations for the Trailing Twelve Months Ended January 31, 2026 and 2025
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended January 31,
	2026	2025
Net revenues:
Agribusiness	$137,589	$180,436
Other operations	6,034	5,641
Total net revenues	143,623	186,077
Costs and expenses:
Agribusiness	144,330	159,192
Other operations	4,377	5,263
Impairment of intangible asset	—	643
Gain on sales of water rights	—	(1,488)
Loss (gain) on disposal of assets	785	(348)
Gain on remeasurement of previously held equity method investment	(2,852)	—
Selling, general and administrative	22,593	26,594
Total costs and expenses	169,233	189,856
Operating loss	(25,610)	(3,779)
Other (expense) income:
Interest income	55	111
Interest expense, net of patronage dividends	(2,072)	(1,014)
Equity in earnings of investments, net	872	18,417
Other (expense) income, net	(781)	201
Total other (expense) income	(1,926)	17,715
(Loss) income before income tax benefit (provision)	(27,536)	13,936
Income tax benefit (provision)	4,938	(6,156)
Net (loss) income	(22,598)	7,780
Net loss attributable to noncontrolling interest, net	264	447
Net (loss) income attributable to Limoneira Company	$(22,334)	$8,227
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total net revenues decreased $42.5 million, primarily due to decreased lemon, avocado and farm management revenue.
•Total costs and expenses decreased $20.6 million, primarily due to decreased agribusiness costs and selling, general and administrative expenses and the gain on remeasurement of previously held equity method investment.
•Total other income decreased $19.6 million, primarily due to decreased equity in earnings of investments related to LLCB.
•Income tax benefit increased $11.1 million due to increased pre-tax loss of $41.5 million and the effects of estimated interim tax provisions.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash flows generated from our operations, use of our revolving credit facility, sales of assets and distributions from our equity investments. Our liquidity and capital position fluctuate during the year depending on seasonal production cycles, weather events and demand for our products. We generally grow crops during our first and fourth fiscal quarters and harvest them during our second and third fiscal quarters. In connection with the Sunkist Agreement, we expect lemon revenues to be higher during our third and fourth fiscal quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations under the Sunkist Agreement, long-term variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of January 31, 2026 related to debt and leases.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $11.7 million and $12.9 million for the three months ended January 31, 2026 and 2025, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net loss was $9.3 million and $3.1 million for the three months ended January 31, 2026 and 2025, respectively. The components of net loss for the three months ended January 31, 2026, compared to net loss for the same period of fiscal year 2025, consists of an increase in total other expense of $1.3 million, an increase in operating loss of $5.2 million and an increase in income tax benefit of $0.3 million.
•Adjustments to reconcile net loss to net cash used in operating activities:
◦Adjustments were $(0.2) million and $(0.6) million for the three months ended January 31, 2026 and 2025, respectively, primarily related to depreciation and amortization, gain on sales of water rights, stock compensation expense and deferred income taxes.
◦Changes in operating assets and liabilities used $2.2 million and $9.3 million of operating cash for the three months ended January 31, 2026 and 2025, respectively, primarily related to accounts receivables and receivables/other from related parties, prepaid expenses and other current assets, accounts payable and growers and suppliers payable, and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.4 million and $3.5 million for the three months ended January 31, 2026 and 2025, respectively.
▪The $3.4 million of cash used in investing activities for the three months ended January 31, 2026 was comprised primarily of capital expenditures of $3.0 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $0.3 million.
▪The $3.5 million of cash used in investing activities for the three months ended January 31, 2025 was comprised primarily of capital expenditures of $4.1 million, mainly related to orchard and vineyard development, partially offset by proceeds from sales of water rights of $0.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $15.3 million and $14.5 million for the three months ended January 31, 2026 and 2025, respectively.
•The $15.3 million of cash provided by financing activities for the three months ended January 31, 2026 was comprised primarily of net borrowings of long-term debt of $17.5 million, partially offset by common and preferred dividends of $1.5 million and the exchange of common stock of $0.4 million.
•The $14.5 million of cash provided by financing activities for the three months ended January 31, 2025 was comprised primarily of net borrowings of long-term debt of $17.4 million, partially offset by common and preferred dividends of $1.5 million and the exchange of common stock of $1.2 million.
Transactions Affecting Liquidity and Capital Resources
Credit Facilities and Long-Term Debt
We finance our working capital and other liquidity requirements primarily through cash from operations, distributions from equity investments and from our Credit Facility with AgWest Farm Credit, (the "Lender"). In June 2025, we entered into a Master Loan Agreement (the “MLA”) together with a revolving credit facility supplement (the “Revolving Credit Supplement”) and a non-revolving credit facility supplement (the “Non-Revolving Credit Supplement” and, together with the Revolving Credit Supplement, the “Supplements”). The MLA governs the terms of the Supplements and extends the principal repayment to July 1, 2030. Additional information regarding these loans can be found in Note 10 - Long-Term Debt.
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $114.0 million under the Revolving Credit Supplement and $1.0 million under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of January 31, 2026, our outstanding borrowings under the Revolving Credit Supplement were $89.9 million and we had $24.1 million available to borrow.
The MLA subjects us to affirmative and restrictive covenants including, among other customary covenants, financial reporting requirements, requirements to maintain and repair any collateral, restrictions on the sale of assets, restrictions on the use of proceeds, prohibitions on the incurrence of additional debt and restrictions on the purchase or sale of major assets of our business. We were subject to an annual financial covenant that required us to maintain compliance with a specific debt service coverage ratio of 1.0:1.0 for the fiscal year ending October 31, 2026, and 1.25:1.0 for any fiscal year ending thereafter. In September 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2025. In December 2025, the Lender modified the annual debt service coverage ratio covenant to defer measurement as of October 31, 2026 and resume a debt service coverage ratio of 1.25:1.0 measured as of October 31, 2027 and for any fiscal year ending thereafter.
We were also subject to a quarterly financial covenant that required us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires us to maintain a specific debt to capitalization ratio. We were in compliance with this covenant as of January 31, 2026.
Dividends
The holders of our Series B Convertible Preferred Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million for the three months ended January 31, 2026 and 2025.
Cash dividends declared for the three months ended January 31, 2026 and 2025 were $0.075 per common share and such dividends paid were $1.4 million for the three months ended January 31, 2026 and 2025.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of January 31, 2026, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 23, 2025. Please refer to that filing for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Quarterly Report for information concerning recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 23, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of January 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended January 31, 2026, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the disclosures discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 23, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2026, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2025 - November 30, 2025	7,843	$14.13	—	—
December 1, 2025 - December 31, 2025	21,344	$14.62	—	—
January 1, 2026 - January 31, 2026	—	$—	—	—
Total	29,187		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares have been repurchased under this program as of January 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On December 30, 2025, Greg Hamm, the Vice President, Chief Financial Officer and Treasurer of the Company, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain minimum sale prices, of 12,000 shares of the Company’s common stock owned by Mr. Hamm. Mr. Hamm’s plan began on February 2, 2026 and will end on February 1, 2027, subject to early termination in accordance with the terms of the plan.

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

10.1
Form of Award Agreement under the Limoneira Company 2022 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 21, 2025 (File No. 001-34755))

10.2
Modification to Master Loan Agreement, dated December 12, 2025 by and between Limoneira Company and AgWest Farm Credit, PCA (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed December 23, 2025 (File No. 001-34755))

10.3
Purchase and Sale Agreement, dated November 7, 2025 by and between Agricola San Pablo SpA and San Pedro, SpA (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed December 23, 2025 (File No. 001-34755))

10.4
Purchase and Sale Agreement, dated November 7, 2025 by and between Fruticola Pan de Azucar S.A. and San Pedro, SpA (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed December 23, 2025 (File No. 001-34755))

Exhibit Number	Exhibit

10.5
Novation Contract, dated November 7, 2025 by and between Agricola San Pablo SpA and San Pedro, SpA (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed December 23, 2025 (File No. 001-34755))

10.6
Novation Contract, dated November 7, 2025 by and between Fruticola Pan de Azucar S.A. and San Pedro, SpA (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed December 23, 2025 (File No. 001-34755))

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Loss (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 has been formatted in Inline XBRL

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

March 12, 2026	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2026	By:	/s/ GREGORY C. HAMM
Gregory C. Hamm
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)