Form 10-Q
period 2026-04-30
Limoneira CO
filed 2026-06-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2026, there were 18,132,007 shares outstanding of the registrant’s common stock.

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
The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include, but are not limited to:
•success in executing the Company’s business plans and strategies, including the ongoing transition of the Company’s lemon sales and marketing operations to Sunkist Growers, Inc. and managing the risks involved in the foregoing;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	April 30, 2026	October 31, 2025
Assets
Current assets:
Cash	$891	$1,509
Accounts receivable, net	12,310	15,432
Cultural costs	3,530	2,406
Prepaid expenses and other current assets	4,961	4,444
Receivables/other from related parties, net	1,446	2,973
Assets held for sale	18,249	13,718
Total current assets	41,387	40,482
Property, plant and equipment, net	140,861	172,645
Real estate development	11,497	10,628
Equity in investments	73,638	72,167
Goodwill	1,373	1,506
Intangible assets, net	2,326	2,621
Other assets	22,766	11,088
Total assets	$293,848	$311,137
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,068	$7,896
Growers and suppliers payable	4,428	6,885
Accrued liabilities	7,434	9,290
Payables to related parties	5,341	5,989
Current portion of long-term debt	408	31
Total current liabilities	24,679	30,091
Long-term liabilities:
Long-term debt, less current portion	93,712	72,450
Deferred income taxes	7,111	15,378
Other long-term liabilities	4,613	2,381
Total liabilities	130,115	120,300
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 14,790 shares issued and outstanding at April 30, 2026 and October 31, 2025) (8.75% coupon rate)	1,479	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at April 30, 2026 and October 31, 2025) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at April 30, 2026 and October 31, 2025)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,364,496 and 18,287,868 shares issued and 18,113,519 and 18,036,891 shares outstanding at April 30, 2026 and October 31, 2025, respectively)	181	180
Additional paid-in capital	171,587	171,365
Accumulated deficit	(33,400)	(1,070)
Accumulated other comprehensive loss	(309)	(6,270)
Treasury stock, at cost, 250,977 shares at April 30, 2026 and October 31, 2025	(3,493)	(3,493)
Noncontrolling interests	18,357	19,315
Total stockholders’ equity	152,923	180,027
Total liabilities, convertible preferred stock and stockholders’ equity	$293,848	$311,137
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net revenues:
Agribusiness	$22,530	$33,582	$39,286	$66,434
Other operations	1,396	1,537	2,845	2,990
Total net revenues	23,926	35,119	42,131	69,424
Costs and expenses:
Agribusiness	23,158	31,704	46,177	65,203
Other operations	1,011	1,009	2,082	2,180
Impairment of assets	9,324	—	9,324	—
Gain on sales of water rights	—	—	—	(1,488)
Loss and expected loss on disposal of assets, net	7,821	18	7,894	12
Other operating income	(1,114)	—	(1,114)	—
Selling, general and administrative	5,420	5,733	10,013	12,208
Total costs and expenses	45,620	38,464	74,376	78,115
Operating loss	(21,694)	(3,345)	(32,245)	(8,691)
Other (expense) income:
Interest income	116	13	124	28
Interest expense, net of patronage dividends	(560)	(228)	(1,339)	(488)
Equity in (losses) earnings of investments, net	(387)	491	(211)	593
Other (expense) income, net	(5,080)	5	(5,943)	16
Total other (expense) income	(5,911)	281	(7,369)	149
Loss before income tax benefit (provision)	(27,605)	(3,064)	(39,614)	(8,542)
Income tax benefit (provision)	5,281	(301)	7,977	2,106
Net loss	(22,324)	(3,365)	(31,637)	(6,436)
Net loss attributable to noncontrolling interests, net	904	4	790	1
Net loss attributable to Limoneira Company	(21,420)	(3,361)	(30,847)	(6,435)
Preferred dividends	—	(126)	(125)	(251)
Net loss applicable to common stock	$(21,420)	$(3,487)	$(30,972)	$(6,686)

Basic net loss per common share	$(1.20)	$(0.20)	$(1.74)	$(0.38)

Diluted net loss per common share	$(1.20)	$(0.20)	$(1.74)	$(0.38)

Weighted-average common shares outstanding-basic	17,925	17,825	17,917	17,808
Weighted-average common shares outstanding-diluted	17,925	17,825	17,917	17,808
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net loss	$(22,324)	$(3,365)	$(31,637)	$(6,436)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments before reclassification	(559)	502	217	235
Foreign currency translation adjustments reclassified to earnings included in other expense (income), net	5,744	—	5,744	—
Total other comprehensive income	5,185	502	5,961	235
Comprehensive loss	(17,139)	(2,863)	(25,676)	(6,201)
Comprehensive loss attributable to noncontrolling interests, net	904	4	790	1
Comprehensive loss attributable to Limoneira Company	$(16,235)	$(2,859)	$(24,886)	$(6,200)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2025	18,036,891	$180	$171,365	$(1,070)	$(6,270)	$(3,493)	$19,315	$180,027	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,358)	—	—	—	(1,358)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,173	1	343	—	—	—	—	344	—	—
Exchange of common stock	(29,187)	—	(423)	—	—	—	—	(423)	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	(66)	(66)	—	—
Noncontrolling interest adjustments	—	—	—	—	—	—	(22)	(22)	—	—
Net (loss) income	—	—	—	(9,427)	—	—	114	(9,313)	—	—
Other comprehensive income	—	—	—	—	776	—	—	776	—	—
Balance at January 31, 2026	18,106,877	$181	$171,285	$(11,980)	$(5,494)	$(3,493)	$19,341	$169,840	$1,479	$9,331
Stock compensation	6,642	—	302	—	—	—	—	302	—	—
Noncontrolling interest adjustments	—	—	—	—	—	—	(80)	(80)	—	—
Net loss	—	—	—	(21,420)	—	—	(904)	(22,324)	—	—
Other comprehensive income	—	—	—	—	5,185	—	—	5,185	—	—
Balance at April 30, 2026	18,113,519	$181	$171,587	$(33,400)	$(309)	$(3,493)	$18,357	$152,923	$1,479	$9,331

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,540	1	550	—	—	—	—	551	—	—
Exchange of common stock	(6,680)	—	(102)	—	—	—	—	(102)	—	—
Net loss	—	—	—	(3,361)	—	—	(4)	(3,365)	—	—
Other comprehensive income	—	—	—	—	502	—	—	502	—	—
Balance at April 30, 2025	18,069,029	$181	$170,399	$11,434	$(6,379)	$(3,493)	$10,509	$182,651	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended April 30,
	2026	2025
Operating activities
Net loss	$(31,637)	$(6,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,172	4,125
Impairment of assets	9,324	—
Loss and expected loss on disposal of assets, net	7,894	12
Accumulated other comprehensive loss reclassified to earnings	5,744	—
Gain on sales of water rights	—	(1,488)
Stock compensation expense	646	1,483
Non-cash lease expense	346	970
Equity in losses (earnings) of investments, net	211	(593)
Cash distributions from equity investments	—	10,092
Deferred income taxes	(8,267)	(2,106)
Other, net	(3)	(14)
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	4,449	(933)
Cultural costs	(1,377)	(1,158)
Prepaid expenses and other current assets	(351)	(856)
Other assets	860	795
Accounts payable and growers and suppliers payable	(3,354)	(1,553)
Accrued liabilities and payables to related parties	(4,480)	(5,422)
Income taxes receivable (payable)	103	(680)
Other long-term liabilities	(486)	(222)
Net cash used in operating activities	(16,206)	(3,984)

Investing activities
Capital expenditures	(8,013)	(6,477)
Net proceeds from sales of assets	6,305	172
Proceeds from sales of water rights	—	1,740
Cash distributions from Trapani Fresh	102	41
Cash paid to acquire additional shares of Limco Del Mar	(67)	—
Collection on notes receivable	—	68
Equity investment contributions and capitalized interest	(1,682)	(2,007)
Investments in mutual water companies and water rights	(60)	(43)
Net cash used in investing activities	(3,415)	(6,506)

Financing activities
Borrowings of long-term debt	69,213	76,064
Repayments of long-term debt	(47,575)	(61,653)
Principal paid on finance leases and equipment financings	(615)	(574)
Dividends paid – common	(1,358)	(2,706)
Dividends paid – preferred	(125)	(251)
Exchange of common stock	(423)	(1,326)
Other	(5)	—
Net cash provided by financing activities	19,112	9,554
Effect of exchange rate changes on cash	(109)	23
Net decrease in cash	(618)	(913)
Cash at beginning of period	1,509	2,996
Cash at end of period	$891	$2,083

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Six Months Ended April 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$1,288	$400
Cash paid during the period for income taxes, net	$187	$694
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$696	$697
Accrued contribution obligation of investment in water company	$731	$450
Notes receivable in exchange for sale of assets	$7,800	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
Business
Limoneira Company (together with its consolidated subsidiaries, “Limoneira” or the “Company”) engages primarily in growing lemons and avocados, harvesting lemons, and packing lemons. The Company is also engaged in residential rentals and other rental operations and real estate development activities.
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
Judgment is required in determining whether the Company is the principal or the agent in its contracts with Sunkist. The Company has determined that it is the principal in such transactions as it controls the lemons prior to delivery to the customer, and it is primarily responsible for fulfillment of lemon orders. Accordingly, lemon revenues, net of the Sunkist marketing fee, and costs associated with the Sunkist agreement are presented gross in the Company’s consolidated statement of operations.
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
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Under current GAAP, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. The amendments in this ASU remove all references to software development project stages and require that an entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU is effective for the Company’s interim and annual reporting for fiscal year 2029, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Concentrations
Effective November 1, 2025, all of the Company’s lemon sales are conducted through Sunkist, which results in concentrations of credit risk related to revenues and accounts receivable. Lemon revenues sold through Sunkist represented 85% of total revenues for the six months ended April 30, 2026 and 95% of accounts receivable, net as of April 30, 2026.
Fruit Growers Supply Company, an affiliate of Sunkist, represented 12% of accounts payable as of April 30, 2026. One additional individual vendor represented 13% of accounts payable as of April 30, 2026.
Lemons procured from third-party growers were 90% and 88% of the Company’s domestic lemon supply for the six months ended April 30, 2026 and 2025, respectively. Two third-party growers represented 47% and 29% of growers and suppliers payable as of April 30, 2026.
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
After a period of approximately 120 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer made an initial payment to the Sellers in the aggregate amount of $6,800,000, of which approximately $742,000 is deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8,167,000, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers.
The Company recorded current and noncurrent notes receivable representing the estimated current fair value of the expected future cash proceeds. These notes are recorded in prepaid expenses and other current assets, and other assets, respectively, on the consolidated balance sheet as of April 30, 2026. The property, plant and equipment and intangible assets sold were classified as assets held for sale as of October 31, 2025. Goodwill related to PDA was written off as part of the transaction.
The following is a summary of the transaction (in thousands):

Purchase price	$14,967
Less: easement holdback	(742)
Less: fair value adjustment	(367)
Fair value of expected future cash proceeds	$13,858
Less: net book value of assets sold
Property, plant and equipment, net	$11,900
Intangible assets, net	1,818
Goodwill	133
Total net book value of assets sold	$13,851
Gain on disposal of assets	$7

Cash proceeds received in March 2026	$6,058
Current notes receivable as of April 30, 2026	400
Noncurrent notes receivable as of April 30, 2026	7,400
Total fair value of expected cash proceeds	$13,858
Prior to the first receipt of cash proceeds, the functional currency of PDA and San Pablo was the Chilean Peso. The balance sheets were translated to U.S. dollars at exchange rates in effect at the balance sheet date and the income statements were translated at average exchange rates during the reporting period. The resulting foreign currency translation adjustments were recorded as a separate component of accumulated other comprehensive loss. In March 2026, the Company decided not to reinvest the proceeds in Chile and remitted the first cash proceeds received from the transaction to its U.S. operations. As such, the transaction was deemed a substantially complete liquidation of the foreign entities and the historical cumulative translation adjustments of $5,744,000 were reclassified to current year earnings. This component of accumulated other comprehensive loss was recorded over approximately eight years since the entities were acquired. Simultaneously, due to the change in economic conditions as a result of the transaction, the functional currency of PDA and San Pablo transitioned to the U.S. Dollar.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sales and Disposals (continued)
Pan de Azucar and San Pablo Orchards (continued)
The Company’s foreign subsidiaries, including PDA and San Pablo, incurred aggregate foreign exchange losses, including the reclassification of the historical cumulative translation losses, of $6,121,000 and immaterial amounts for the six months ended April 30, 2026 and 2025, respectively. These losses are included in other (expense) income, net in the consolidated statements of operations.
Windfall Farms Property
On April 14, 2026, one of the Company’s subsidiaries, Windfall Investors, LLC, entered into a Purchase and Sale Agreement to sell an 80% undivided tenant-in-common interest in the Company’s Windfall Farms property located in Paso Robles, California for a purchase price of $16,000,000, of which $10,000,000 is to be paid in cash and $6,000,000 is to be paid via promissory note secured by a deed of trust. The property consists of approximately 724 acres of land, including approximately 400 acres of wine grapes and related improvements and infrastructure. The Company has classified the related property, plant and equipment as assets held for sale as of April 30, 2026, as management believes the sale is probable of being completed within one year and all the criteria have been met to classify the assets as held for sale. The assets are measured at $18,249,000, which is the lower of the carrying amount or fair value less costs to sell. As a result of the pending transactions contemplated by the Purchase and Sale Agreement, in the second quarter of fiscal year 2026 the Company recorded an impairment of $9,324,000 on the property, plant and equipment and an expected loss on disposal of $880,000 related to expected transaction costs. The transaction is expected to close in the fourth quarter of fiscal year 2026.
Associated Citrus Packers Orchards
In April 2026, the Company made the decision to cease citrus farming operations on the remaining 600 lemon acres located at its Associated Citrus Packers property in Yuma, Arizona. This decision aligns with the Company’s strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops. As a result, the Company recorded a loss on disposal of assets of $7,168,000 in the second quarter of fiscal year 2026.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2026	October 31, 2025
Prepaid supplies and insurance	$2,588	$1,398
Sales tax receivable	135	248
Income taxes receivable	81	184
Insurance proceeds receivable	—	1,510
Notes receivable	505	100
Other	1,652	1,004
	$4,961	$4,444
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	April 30, 2026	October 31, 2025
East Area II	$10,930	$10,624
Limco Del Mar Ranch	567	4
	$11,497	$10,628

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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of April 30, 2026 and October 31, 2025, which is included in payables to related parties in the Company’s balance sheets.
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $100,000 and $1,775,000 to LLCB II during the six months ended April 30, 2026 and 2025, respectively.
Through April 30, 2026, LLCB closed on lot sales representing 1,261 residential units and the Company received cash distributions of $25,009,000 since inception from LLCB. As of April 30, 2026, LLCB had cash and cash equivalents of $19,257,000.
Limco Del Mar Ranch
In fiscal year 2025, the Company announced plans to evaluate the potential development of housing at the Limco Del Mar Ranch to help address housing needs in Ventura County and to enhance long-term financial returns. The Company is actively pursuing development activities and capitalizing real estate development costs related to this project.
6. Equity in Investments
Equity in investments consist of the following (in thousands):

	April 30, 2026	October 31, 2025
Limoneira Lewis Community Builders, LLC	$58,051	$58,416
LLCB II, LLC	12,556	12,157
Agromin-Limoneira LLC	1,283	—
Rosales	1,244	1,090
Romney Property Partnership	504	504
	$73,638	$72,167
Agromin-Limoneira LLC
In April 2026, the Company and California Wood Recycling, Inc., a California corporation dba Agromin (“Agromin”), entered into the Operating Agreement of Agromin-Limoneira LLC (“Agro-Limo”), which sets forth, among other things, the governance of Agro-Limo and specifies the respective rights, obligations and restrictions of the Company and Agromin as members, each owning a 50% membership interest, of Agro-Limo. Agro-Limo is a special purpose entity formed to design, construct and operate an organics recycling facility on land owned by the Company in Ventura County. Such facility is expected to be operational by the second half of fiscal year 2027 and the Company will lease the site to Agro-Limo and provide certain interim financing.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments (continued)
Agromin-Limoneira LLC (continued)
The Company entered into a Revolving Line of Credit Agreement (the “Loan Agreement”) with Agro-Limo providing up to $5,000,000 of financing at a variable interest rate based on the current SOFR plus 3.5%, with the interest rate adjusted quarterly. The Loan Agreement matures in October 2027. No amounts are outstanding under the Loan Agreement as of April 30, 2026.
In connection with the formation of Agro-Limo, the Company made an initial asset contribution of $1,283,000. The Company accounts for its investment in Agro-Limo under the equity method of accounting because it does not control the entity but has the ability to exercise significant influence over its operations.
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the six months ended April 30, 2026 and 2025, this threshold was not met for any equity investments and thus summarized income statement information is not presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2025, 2024 and 2023 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2025	$1,506
PDA goodwill write off	(133)
Balance at April 30, 2026	$1,373
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of April 30, 2026. As discussed in Note 3 - Asset Sales and Disposals, goodwill related to PDA was written off as part of the asset sale transaction.
Intangible assets consist of the following (in thousands):

	April 30, 2026				October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,617)	491	8	$2,108	$(1,513)	$595	8
Customer relationships	2,707	(2,324)	383	8	2,707	(2,160)	547	8
Non-competition agreement	437	(269)	168	8	437	(242)	195	8
Acquired water and mineral rights	1,284	—	1,284	Indefinite	1,284	—	1,284	Indefinite
	$6,536	$(4,210)	$2,326		$6,536	$(3,915)	$2,621
Amortization expense totaled $115,000 and $145,000 for the three months ended April 30, 2026 and 2025, respectively. Amortization expense totaled $295,000 and $289,000 for the six months ended April 30, 2026 and 2025, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Estimated future amortization expense of intangible assets as of April 30, 2026 is as follows (in thousands):

2026 (remaining six months)	$283
2027	294
2028	294
2029	171
$1,042
8. Other Assets
Other assets consist of the following (in thousands):

	April 30, 2026	October 31, 2025
Investments in mutual water companies	$8,114	$7,323
Notes receivable	7,400	41
Operating lease ROU assets	3,706	640
Finance lease assets	2,305	1,617
Other	1,241	1,467
	$22,766	$11,088
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
Notes Receivable
As discussed in Note 3 - Asset Sales and Disposals, the Company has notes receivable related to the sale of the Chilean assets in November 2025.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30, 2026	October 31, 2025
Compensation	$896	$1,517
Property taxes	19	482
Operating expenses	3,415	4,830
Leases	1,745	871
Other	1,359	1,590
	$7,434	$9,290

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	April 30, 2026	October 31, 2025
AgWest Farm Credit revolving and non-revolving lines of credit: The interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 3.70% at April 30, 2026, plus 3.00%. Interest is payable monthly and principal due in full July 1, 2030.	$91,904	$72,450
AgWest Farm Credit equipment loan: The interest rate is variable based on the one-month SOFR, which was 3.70% at April 30, 2026 plus 2.65%. The loan is payable in monthly installments through April 2031.	2,201	—
Banco de Chile COVID-19 loan: The interest rate is fixed at 4.26%. The loan is payable in monthly installments through September 2026.	15	31
Total long-term debt	94,120	72,481
Less current portion	408	31
Long-term debt, less current portion	$93,712	$72,450
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $114,000,000 under the Revolving Credit Supplement, and $1,000,000 under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of April 30, 2026, the Company’s outstanding borrowings under the Revolving Credit Supplement were $91,904,000 and it had $22,096,000 available to borrow.
In May 2026, the Company entered into a Promissory Note and Supplement to the MLA (the “Note”) to provide an additional revolving credit facility supplement with a borrowing capacity of $5,000,000 and a maturity date of January 1, 2027. The interest rate in effect under the Note is a variable interest rate, which adjusts under the Lender’s interest rate program on the first day of each month. The Company may prepay any amounts outstanding under the Note without penalty.
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
The Company was also subject to a quarterly financial covenant that required it to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires the Company to maintain a debt to capitalization ratio of no greater than 0.45:1.00 or 45%. The Company was in compliance with this covenant as of April 30, 2026.
In March 2026, the Company entered into an equipment financing loan with the Lender in an initial amount of $2,258,000 which matures on April 1, 2031. In May 2026, the Company entered into a second equipment financing loan with the Lender in an initial amount of $2,473,000 which matures on May 1, 2031. Both equipment loans have monthly principal and interest payments and a variable interest rate based on the one-month SOFR plus 2.65%.
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $715,000 and $243,000 during the three months ended April 30, 2026 and 2025, respectively, and $1,465,000 and $575,000 for the six months ended April 30, 2026 and 2025, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
The Company received annual cash patronage dividends from the Lender of $758,000 and $564,000 in the second quarter of fiscal years 2026 and 2025, respectively.
11. Leases
Lessor Arrangements
The Company enters into leasing transactions in which it rents certain of its assets and the Company is the lessor. These lease contracts are typically classified as operating leases with remaining terms ranging from one month to 50 years with various renewal terms available. All of the residential rentals have month-to-month lease terms.
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Operating lease revenue	$1,321	$1,512	$2,695	$2,840
Variable lease revenue	75	25	150	150
Total lease revenue	$1,396	$1,537	$2,845	$2,990
Lessee Arrangements
The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are classified as either operating or finance leases. The Company’s lease contracts are generally for agricultural land, packinghouse facilities, equipment and vehicles with remaining lease terms ranging from one to seven years, with various term extensions available. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease costs are primarily included in agribusiness costs and expenses in the Company’s consolidated statements of operations.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)
Lessee Arrangements (continued)
Lease costs consist of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Operating lease costs	$311	$522	$415	$1,042
Finance lease costs:
Amortization of lease assets	177	126	344	187
Interest on lease liabilities	26	22	51	33
Variable lease costs	(8)	13	(14)	20
Short-term lease costs	43	57	341	81
Total lease costs	$549	$740	$1,137	$1,363
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	April 30, 2026	October 31, 2025
Assets
Operating lease ROU assets	Other assets	$3,706	$640
Finance lease assets	Other assets	2,305	1,617
		$6,011	$2,257

Liabilities
Current operating lease liabilities	Accrued liabilities	$1,145	$426
Current finance lease liabilities	Accrued liabilities	600	445
Non-current operating lease liabilities	Other long-term liabilities	2,550	219
Non-current finance lease liabilities	Other long-term liabilities	1,418	926
		$5,713	$2,016
Supplemental cash flow information related to leases consists of the following (in thousands):

	Six Months Ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$431	$1,078
Operating cash outflows from finance leases	$51	$33
Financing cash outflows from finance leases	$385	$354
ROU assets obtained in exchange for new operating lease liabilities	$3,561	$186
Leased assets obtained in exchange for new finance lease liabilities	$1,186	$1,121

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Basic net loss per common share:
Net loss applicable to common stock	$(21,420)	$(3,487)	$(30,972)	$(6,686)
Effect of unvested, restricted stock and preferred dividends	(125)	(17)	(139)	(37)
Numerator: Net loss for basic EPS	(21,545)	(3,504)	(31,111)	(6,723)
Denominator: Weighted average common shares–basic	17,925	17,825	17,917	17,808
Basic net loss per common share	$(1.20)	$(0.20)	$(1.74)	$(0.38)

Diluted net loss per common share:
Net loss for basic EPS	$(21,545)	$(3,504)	$(31,111)	$(6,723)
Effect of dilutive preferred stock	—	—	—	—
Numerator: Net loss for diluted EPS	(21,545)	(3,504)	(31,111)	(6,723)
Weighted average common shares–basic	17,925	17,825	17,917	17,808
Effect of dilutive preferred stock	—	—	—	—
Denominator: Weighted average common shares–diluted	17,925	17,825	17,917	17,808
Diluted net loss per common share	$(1.20)	$(0.20)	$(1.74)	$(0.38)
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three and six months ended April 30, 2026 and 2025.
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		April 30, 2026			October 31, 2025
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$791	$1,056	$—	$514	$117
4	YMIDD	$201	$—	$—	$202	$—	$—
5	FGF	$1,245	$372	$757	$2,771	$514	$757
6	LLCB	$—	$—	$3,444	$—	$—	$3,444
8	Rosales	$—	$372	$58	$—	$—	$1,671
10	Law firm	$—	$—	$26	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)

		Three Months Ended April 30, 2026			Three Months Ended April 30, 2025
		Consolidated Statement of Operations			Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$228	$—	$—	$228	$—	$—
2	Mutual water companies	$—	$—	$109	$—	$—	$190	$—
4	YMIDD	$305	$—	$73	$379	$—	$77	$—
5	FGF	$82	$—	$—	$82	$50	$—	$—
7	Principal Owner	$—	$—	$—	$—	$—	$—	$246
8	Rosales	$(24)	$—	$—	$1,725	$—	$845	$—
9	Del Mar	$—	$—	$—	$69	$—	$—	$—
10	Law firm	$—	$—	$94	$—	$—	$133	$—

		Six Months Ended April 30, 2026				Six Months Ended April 30, 2025
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$459	$—	$—	$—	$464	$—	$—
2	Mutual water companies	$—	$—	$870	$—	$—	$—	$844	$—
4	YMIDD	$610	$—	$78	$—	$685	$—	$82	$—
5	FGF	$165	$33	$—	$—	$165	$100	$—	$—
7	Principal Owner	$—	$—	$—	$220	$—	$—	$—	$491
8	Rosales	$7	$—	$287	$—	$3,080	$—	$889	$—
9	Del Mar	$—	$—	$—	$—	$112	$—	$—	$—
10	Law firm	$—	$—	$142	$—	$—	$—	$133	$—
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
(5) FGF Trapani (“FGF”) - FGF is a 49% partner in the Trapani Fresh joint venture in Argentina, and the Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue and receivables related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF, and records rental revenue related to the leased land. In the second quarter of fiscal year 2026, the Company recorded a reserve of $1,643,000 against the receivable which is recorded in selling, general and administrative expenses.
(6) LLCB - The Company entered into a joint venture with Lewis for the residential development of its East Area I real estate development project and formed LLCB as the development entity. Refer to Note 5 - Real Estate Development.
(7) Principal owner - The Company has one principal owner with ownership shares over 10% and paid dividends to such owner through the first quarter of fiscal year 2026.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)
(8) Rosales - The Company has an equity interest in Rosales as noted in Note 6 - Equity in Investments. The Company recognized lemon and orange sales to Rosales and procured lemons and oranges from Rosales. The Company had no amounts due from Rosales for such sales and had amounts due to Rosales for such purchases. The Company has a receivable from the principal owner of Rosales who owns 53% of Rosales and 10% of PDA for a tax liability related to the PDA asset sale.
(9) Limco Del Mar, Ltd. (“Del Mar”) - The Company has an interest in Del Mar as a general partner and as a limited partner. Through August 3, 2025, the Company provided Del Mar with farm management services and Del Mar marketed lemons through the Company. The Company recorded revenue for farm management services provided to Del Mar in the first six months of fiscal year 2025.
(10) Law firm - One of the Company’s directors is a partner at a law firm which provides legal services to the Company and the Company had amounts due for such services.
14. Income Taxes
The effective tax rate for the six months ended April 30, 2026 differs from the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of April 30, 2026. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no material accrued interest or penalties associated with uncertain tax positions as of April 30, 2026.
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
In November 2025 and January 2026, the Company entered into Performance Share-Based Award Agreements with members of management whereby the employees may be granted up to a maximum of 85,394 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period.
Executive Awards
Certain time-based restricted stock grants are made to key executives under the Stock Plan and generally vest over a three-year period as service is provided.
In February 2026, the Company's Chief Financial Officer and Treasurer resigned from the Company. As a result, 31,248 nonvested shares were forfeited, and the Company reversed $128,000 of previously recognized stock-based compensation expense.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
16. Stock-based Compensation (continued)
Executive Awards (continued)
During November 2025, 56,476 shares of restricted stock with a per share price of $13.28 were granted to key executives, of which 18,825 were forfeited in February 2026. The related compensation expense after forfeiture of $250,000 will be recognized over three years as the shares vest.
In November 2025, the Company entered into Performance Share-Based Award Agreements with key executives whereby the executives may be granted up to a maximum of 112,952 shares of common stock in the future based on the achievement of certain long-term performance goals over a three-year period. In February 2026, the maximum number of shares of common stock that may be awarded to remaining key executives was reduced to 75,302 shares.
Director Awards
Certain time-based restricted stock grants are made on an annual basis to non-employee directors under the Stock Plan and generally vest after a one-year period as service is provided. During April 2026, 37,890 shares were granted as Director Awards with a per share price of $13.46.
Exchange of Common Stock
During the six months ended April 30, 2026 and 2025, members of management exchanged 29,187 and 53,769 shares of common stock with fair values totaling $423,000 and $1,326,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the three months ended April 30, 2026 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$10,512	$11,339	$273	$406	$22,530	$1,396	$23,926
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,305	—	—	4,305	—	4,305
Packing supplies and fruit treatments	—	2,452	—	—	2,452	—	2,452
Harvest costs	1,011	—	53	(54)	1,010	—	1,010
Growing costs	948	—	157	67	1,172	—	1,172
Third party grower and supplier costs	9,450	—	—	2	9,452	—	9,452
Other segment items	—	2,990	—	—	2,990	841	3,831
Impairment of assets	—	—	—	—	—	9,324	9,324
Loss and expected loss on disposal of assets, net	—	—	—	—	—	7,821	7,821
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	5,353	5,353
Total costs and expenses, excluding depreciation and amortization	11,409	9,747	210	15	21,381	22,225	43,606
Depreciation and amortization	—	—	—	—	1,777	237	2,014
Operating (loss) income	$(897)	$1,592	$63	$391	$(628)	$(21,066)	$(21,694)
Total other expense							(5,911)
Loss before income tax benefit							$(27,605)
Segment information for the three months ended April 30, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$13,456	$13,848	$2,780	$3,498	$33,582	$1,537	$35,119
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,544	—	—	4,544	—	4,544
Packing supplies and fruit treatments	—	2,830	—	—	2,830	—	2,830
Harvest costs	1,110	—	237	10	1,357	—	1,357
Growing costs	1,523	—	1,386	457	3,366	—	3,366
Third party grower and supplier costs	10,450	—	—	1,988	12,438	—	12,438
Other segment items	—	4,752	—	551	5,303	835	6,138
Loss on disposal of assets, net	—	—	—	—	—	18	18
Selling, general and administrative	—	—	—	—	—	5,664	5,664
Total costs and expenses, excluding depreciation and amortization	13,083	12,126	1,623	3,006	29,838	6,517	36,355
Depreciation and amortization	—	—	—	—	1,866	243	2,109
Operating (loss) income	$373	$1,722	$1,157	$492	$1,878	$(5,223)	$(3,345)
Total other income							281
Loss before income tax provision							$(3,064)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the six months ended April 30, 2026 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$19,230	$18,297	$273	$1,486	$39,286	$2,845	$42,131
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	8,106	—	—	8,106	—	8,106
Packing supplies and fruit treatments	—	4,499	—	—	4,499	—	4,499
Harvest costs	2,009	—	53	115	2,177	—	2,177
Growing costs	3,496	—	186	874	4,556	—	4,556
Third party grower and supplier costs	16,942	—	—	32	16,974	—	16,974
Other segment items	—	6,142	—	24	6,166	1,744	7,910
Impairment of assets	—	—	—	—	—	9,324	9,324
Loss and expected loss on disposal of assets, net	—	—	—	—	—	7,894	7,894
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	9,878	9,878
Total costs and expenses, excluding depreciation and amortization	22,447	18,747	239	1,045	42,478	27,726	70,204
Depreciation and amortization	—	—	—	—	3,699	473	4,172
Operating (loss) income	$(3,217)	$(450)	$34	$441	$(6,891)	$(25,354)	$(32,245)
Total other expense							(7,369)
Loss before income tax benefit							$(39,614)
Segment information for the six months ended April 30, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,902	$25,663	$2,942	$7,927	$66,434	$2,990	$69,424
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	8,759	—	—	8,759	—	8,759
Packing supplies and fruit treatments	—	5,941	—	—	5,941	—	5,941
Harvest costs	2,871	—	252	55	3,178	—	3,178
Growing costs	4,449	—	1,408	1,771	7,628	—	7,628
Third party grower and supplier costs	22,922	—	—	3,868	26,790	—	26,790
Other segment items	—	8,017	—	1,250	9,267	1,835	11,102
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	12	12
Selling, general and administrative	—	—	—	—	—	12,068	12,068
Total costs and expenses, excluding depreciation and amortization:	30,242	22,717	1,660	6,944	61,563	12,427	73,990
Depreciation and amortization	—	—	—	—	3,640	485	4,125
Operating (loss) income	$(340)	$2,946	$1,282	$983	$1,231	$(9,922)	$(8,691)
Total other income							149
Loss before income tax benefit							$(8,542)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Revenue related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Oranges	$10	$1,574	$20	$3,142
Specialty citrus and wine grapes	9	671	694	1,174
Farm management	—	339	—	1,520
Other	387	914	772	2,091
Other agribusiness revenues	$406	$3,498	$1,486	$7,927
18. Series B and Series B-2 Preferred Stock and Treasury Stock
Series B and Series B-2 Preferred Stock
In 1997, the Company designated 30,000 shares of Class B Preferred Stock as $8.75 Voting Preferred Stock, $100.00 Par Value, Series B (the “Series B Stock”). The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year.
In 2014, the Company designated 10,000 shares of Class B Preferred Stock as 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 (“Series B-2 Preferred Stock”). The holder of shares of the Series B-2 Preferred Stock is entitled to receive cumulative cash dividends at an annual rate of 4% of the liquidation value of $1,000 per share. Such dividends are payable quarterly on the first day of January, April, July and October in each year.
On March 23, 2026, the Board of Directors paused regular cash dividends on the Company’s outstanding common stock, as well as dividends on the Series B Stock and Series B-2 Preferred Stock. As of April 30, 2026, (i) 14,790 shares of Series B Stock and 9,300 shares of Series B-2 Preferred Stock were issued and outstanding; (ii) the dividend arrearages on Series B Stock were $2.19 per share, representing an aggregate allocation of $32,000; and (iii) the dividend arrearages on Series B-2 Preferred Stock were $10.00 per share, representing an aggregate allocation of $93,000.
Treasury Stock Share Repurchase Program
In March 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30,000,000 of its shares of outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares. No shares have been repurchased under this program as of April 30, 2026.
19. Insurance Proceeds
During fiscal year 2026, the Company received aggregate insurance proceeds of $5,444,000 related to combined business interruption and casualty loss claims arising from incidents at its packinghouses. In the first quarter of fiscal year 2026, $3,155,000 was recorded as a reduction of agribusiness expenses. In the second quarter of fiscal year 2026, $1,175,000 was recorded as a reduction of agribusiness expenses and $1,114,000 was recorded in other operating income.
20. Subsequent Events
The Company evaluated events subsequent to April 30, 2026 through the date of this filing, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that required recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest lemon growers and according to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California, Yuma County in Arizona and Jujuy, Argentina, which collectively consist of approximately 2,300 acres of lemons, 1,700 acres of avocados and 400 acres of wine grapes. We also operate our own packinghouses in Santa Paula, California and Yuma, Arizona, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located near La Serena, Chile. We have a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”). Through November 7, 2025, these entities owned lemon and orange orchards located near La Serena, Chile.
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
Agribusiness Summary
In June 2025, Limoneira entered into a Commercial Packinghouse License Agreement (the “Sunkist Agreement”) with Sunkist Growers, Inc., a nonprofit marketing cooperative (“Sunkist”), effective as of November 1, 2025. The agreement permits us to grade, label, pack, prepare for marketing by Sunkist and ship Sunkist grower lemons, and to use Sunkist trademarks in these activities. The agreement has an initial term of three years with automatic one-year extensions. As of November 1, 2025, Sunkist performs the Company’s lemon sales and marketing operations. Prior to November 1, 2025, the Company marketed and sold citrus directly to food service, wholesale and retail customers throughout the United States, Canada, Asia and certain other international markets. We sell our avocados to third-party packinghouses and our wine grapes to wine producers.
Historically, our agribusiness division has been seasonal in nature, with quarterly revenues fluctuating depending on the timing and variety of crops being harvested. Cultural costs, also referred to as growing costs, in our agribusiness division tend to be higher in the first and second quarters and lower in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter. In connection with the Sunkist Agreement, lemon revenues are expected to peak in the third and fourth quarters.

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
Southern California is experiencing above average precipitation for the 2025 to 2026 rainfall season. As of April 30, 2026, Ventura County was free from general drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2025, the U.S. Bureau of Reclamation announced that Lake Mead will continue to operate in a Tier 1 shortage in 2026, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. In response to this and prior years’ water shortages, we entered into fallowing agreements during fiscal years 2022 and 2023 and in February 2025, extended an existing fallowing agreement through calendar year 2026. In April 2026, we made a decision to remove all of our remaining lemon orchards in Yuma, Arizona. This decision aligns with our strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops. We continue to assess the impact these ongoing water reductions may have on our Arizona orchards.

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
After a period of approximately 120 days to record the transactions, which is customary in Chilean real estate transactions, the Buyer made an initial payment to the Sellers in the aggregate amount of $6.8 million, of which approximately $0.7 million is deferred until certain requirements have been fulfilled. The remainder of the Buyer’s payment obligations, in the aggregate amount of $8.2 million, will be made in installment payments in amounts that will be calculated based on the excess free cash flows of the combined operations of the sold properties and a third citrus ranch owned by the Buyer, measured annually as of March 31 until the remaining balance is paid in full (the “Balance Payments”). Following the final Balance Payment, the Buyer will also make an additional payment, in an amount equal to 50% of the prior year’s Balance Payment. The Buyer’s payment obligations are secured by a pledge on its corporate equity interests in favor of the Sellers. The Company recorded an immaterial gain on the disposal of assets.
On March 23, 2026, the Board of Directors (the “Board”) paused regular cash dividends on our outstanding common stock, as well as dividends on our Series B Stock and Series B-2 Preferred Stock, to support strategic capital investments, including transitioning a portion of our agricultural lands to higher-value avocado production and developing new housing. The Board will monitor the incremental increases in cash flow to the Company attributable to these strategic capital investments and expects to resume dividends aligned with historical practice as soon as the Board deems it prudent to do so.
On April 14, 2026, the Company and California Wood Recycling, Inc., a California corporation dba Agromin (“Agromin”), entered into the Operating Agreement of Agromin-Limoneira LLC (“Agro-Limo”), which was formed for the purpose of facilitating a 50%/50% joint venture between the Company and Agromin to design, construct and operate an organics recycling facility on land owned by the Company in Ventura County. Such facility is expected to be operational by the second half of fiscal year 2027 and the Company will lease the site to Agro-Limo and provide certain interim financing.
On April 14, 2026, our subsidiary, Windfall Investors, LLC, entered into a Purchase and Sale Agreement to sell an 80% undivided tenant-in-common interest in our Windfall Farms property located in Paso Robles, California, consisting of approximately 724 acres of land, including approximately 400 acres of wine grapes and related improvements and infrastructure. The aggregate purchase price is $16.0 million, consisting of $10.0 million in cash and a $6.0 million promissory note secured by a deed of trust. As a result of the pending transactions contemplated by such Purchase and Sale Agreement, we recorded an impairment of $9.3 million on the property, plant and equipment and an expected loss on disposal of $0.9 million related to expected transaction costs in the second quarter of fiscal year 2026. The assets are classified as held for sale as of April 30, 2026 and the transaction is expected to close in the fourth quarter of fiscal year 2026.
In April 2026, we made the decision to cease citrus farming operations on the remaining 600 lemon acres located at our Associated Citrus Packers property in Yuma, Arizona. This decision aligns with our strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops. As a result, we recorded a loss on disposal of assets of $7.2 million in the second quarter of fiscal year 2026.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net revenues:
Agribusiness	$22,530	$33,582	$39,286	$66,434
Other operations	1,396	1,537	2,845	2,990
Total net revenues	23,926	35,119	42,131	69,424
Costs and expenses:
Agribusiness	23,158	31,704	46,177	65,203
Other operations	1,011	1,009	2,082	2,180
Impairment of assets	9,324	—	9,324	—
Gain on sales of water rights	—	—	—	(1,488)
Loss and expected loss on disposal of assets, net	7,821	18	7,894	12
Other operating income	(1,114)	—	(1,114)	—
Selling, general and administrative	5,420	5,733	10,013	12,208
Total costs and expenses	45,620	38,464	74,376	78,115
Operating (loss) income:
Agribusiness	(628)	1,878	(6,891)	1,231
Other operations	385	528	763	810
Impairment of assets	(9,324)	—	(9,324)	—
Gain on sales of water rights	—	—	—	1,488
Loss and expected loss on disposal of assets, net	(7,821)	(18)	(7,894)	(12)
Other operating income	1,114	—	1,114	—
Selling, general and administrative	(5,420)	(5,733)	(10,013)	(12,208)
Operating loss	(21,694)	(3,345)	(32,245)	(8,691)
Other (expense) income:
Interest income	116	13	124	28
Interest expense, net of patronage dividends	(560)	(228)	(1,339)	(488)
Equity in (losses) earnings of investments, net	(387)	491	(211)	593
Other (expense) income, net	(5,080)	5	(5,943)	16
Total other (expense) income	(5,911)	281	(7,369)	149
Loss before income tax benefit (provision)	(27,605)	(3,064)	(39,614)	(8,542)
Income tax benefit (provision)	5,281	(301)	7,977	2,106
Net loss	(22,324)	(3,365)	(31,637)	(6,436)
Net loss attributable to noncontrolling interests, net	904	4	790	1
Net loss attributable to Limoneira Company	$(21,420)	$(3,361)	$(30,847)	$(6,435)

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, impairment of assets, loss and expected loss on disposal of assets, net, and foreign currency losses, are important measures to evaluate our results of operations between periods on a more comparable basis. Beginning in fiscal year 2026, adjusted EBITDA excludes foreign currency losses, as management believes this is a better representation of cash generated by operations. Foreign currency losses were immaterial in fiscal year 2025 and, therefore, were not separately adjusted. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company, which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net loss attributable to Limoneira Company	$(21,420)	$(3,361)	$(30,847)	$(6,435)
Interest income	(116)	(13)	(124)	(28)
Interest expense, net of patronage dividends	560	228	1,339	488
Income tax (benefit) provision	(5,281)	301	(7,977)	(2,106)
Depreciation and amortization	2,014	2,109	4,172	4,125
EBITDA	$(24,243)	$(736)	$(33,437)	$(3,956)
Stock-based compensation	302	551	646	1,483
Impairment of assets	9,324	—	9,324	—
Loss and expected loss on disposal of assets, net	7,821	18	7,894	12
Foreign currency losses	5,078	—	6,121	—
Adjusted EBITDA	$(1,718)	$(167)	$(9,452)	$(2,461)
Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025
Revenues
Total net revenues were $23.9 million for the three months ended April 30, 2026, compared to $35.1 million for the same period of fiscal year 2025. The 32% decrease of $11.2 million was primarily due to decreased agribusiness revenues from lemons, avocados and oranges as detailed below ($ in thousands):

	Three Months Ended April 30,
	2026	2025	Change
Lemons	$21,851	$27,304	$(5,453)	(20)%
Avocados	273	2,780	(2,507)	(90)%
Oranges	10	1,574	(1,564)	(99)%
Specialty citrus and wine grapes	9	671	(662)	(99)%
Farm management	—	339	(339)	(100)%
Other	387	914	(527)	(58)%
Agribusiness revenues	$22,530	$33,582	$(11,052)	(33)%

•Lemons: The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to our partnership with Sunkist, which resulted in decreased volume of fresh lemon carton sales and brokered lemons and other lemon sales, partially offset by higher prices of fresh lemon carton sales. Fresh lemon carton sales were $17.1 million and $19.7 million on 1,028,000 and 1,357,000 cartons of lemons sold at average per carton prices of $16.63 and $14.52, for the second quarter of fiscal years 2026 and 2025, respectively. The decrease in fresh lemon carton volume was primarily related to a shift in our volume under the Sunkist Agreement from the first and second quarters and into our third and fourth quarters. Fresh lemon carton sales and per carton prices for the second quarter of fiscal year 2026 are net of the Sunkist marketing fee. Brokered lemons and other lemon sales were immaterial and $2.3 million for the second quarter of fiscal years 2026 and 2025, respectively, primarily due to the sale of our Chilean farms. Lemon revenue included pack handling revenue of $4.4 million and $4.7 million and lemon by-product sales of $0.3 million and $0.6 million for the second quarter of fiscal years 2026 and 2025, respectively.
•Avocados: The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume related to harvest timing and lower prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 285,000 and 1,232,000 pounds of avocados at average per pound prices of $0.96 and $2.26, for the second quarter of fiscal years 2026 and 2025, respectively.
•Oranges: The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily related to the transition of our citrus brokerage operations to Sunkist.
•Specialty citrus and wine grapes: The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased specialty citrus sales related to the transition of our citrus brokerage operations to Sunkist.
•Farm management: Farm management revenue for the second quarter of fiscal year 2025 was comprised primarily of farming, management and operations services provided to the Northern Properties prior to the termination of the agreement effective March 31, 2025. No farm management services were provided during the second quarter of fiscal year 2026.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, primarily due to decreased shipping revenue. The Company no longer provides shipping services under the Sunkist Agreement.
Other operations revenue was $1.4 million for the second quarter of fiscal year 2026, compared to $1.5 million for the same period of fiscal year 2025.
Costs and Expenses
Total costs and expenses were $45.6 million for the three months ended April 30, 2026, compared to $38.5 million for the same period of fiscal year 2025. The 19% increase of $7.1 million was primarily due to an impairment of Windfall Farms property assets and loss on disposal of the lemon orchards in Yuma, Arizona, partially offset by a decrease in agribusiness costs and expenses, an increase in other operating income, and a decrease in selling, general and administrative expenses. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended April 30,
	2026	2025	Change
Packing costs	$9,747	$12,126	$(2,379)	(20)%
Harvest costs	1,010	1,357	(347)	(26)%
Growing costs	1,172	3,366	(2,194)	(65)%
Third-party grower and supplier costs	9,452	12,438	(2,986)	(24)%
Other costs	—	551	(551)	(100)%
Depreciation and amortization	1,777	1,866	(89)	(5)%
Agribusiness costs and expenses	$23,158	$31,704	$(8,546)	(27)%

•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. We packed and sold 1,028,000 and 1,357,000 cartons of lemons at average per carton costs of $9.48 and $8.94, for the second quarter of fiscal years 2026 and 2025, respectively. The increase in per carton packing costs was primarily due to decreased volume and increased costs related to shipping and cold storage of lemons. Additionally, we incurred packinghouse repair costs in the first quarter of fiscal year 2026 and received insurance proceeds related to these costs in the second quarter of fiscal year 2026.
•Harvest costs: The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to the termination of the farm management agreement effective March 31, 2025 and farming operational decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of third-party grower fruit packed and sold, partially offset by higher prices of third-party grower fruit sold. We incurred costs for third-party grower fruit of $9.4 million and $10.1 million, for the second quarter of fiscal years 2026 and 2025, respectively. Of the 1,028,000 and 1,357,000 cartons of lemons packed and sold, 1,012,000 (98%) and 1,250,000 (92%) were procured from third-party growers at average per carton prices of $9.20 and $8.12, for the second quarter of fiscal years 2026 and 2025, respectively. Additionally, we incurred costs for brokered fruit of $0.1 million and $2.3 million, for the second quarter of fiscal years 2026 and 2025, respectively.
•Other costs: The decrease in the second quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $1.8 million in the second quarter of fiscal year 2026, compared to $1.9 million in the same period of fiscal year 2025.
Other operations expenses for the second quarter of fiscal year 2026 were similar compared to the same period of fiscal year 2025 at $1.0 million.
Impairment of assets was $9.3 million for the second quarter of fiscal year 2026, related to impairment of the Windfall Farms property assets.
Loss and expected loss on disposal of assets, net was $7.8 million for the second quarter of fiscal year 2026, compared to an immaterial loss for the same period of fiscal year 2025. The increase was primarily due to the decision to remove all of our remaining lemon orchards in Yuma, Arizona. This decision aligns with the Company’s strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops.
Other operating income was $1.1 million for the second quarter of fiscal year 2026, related to proceeds from the settlement of insurance claims.
Selling, general and administrative costs and expenses were $5.4 million for the second quarter of fiscal year 2026, compared to $5.7 million for the same period of fiscal year 2025. The 5% decrease of $0.3 million was primarily due to:
•$0.8 million net decrease in salaries, benefits, incentive compensation and other selling expenses, primarily related to transition of the Company’s sales and marketing function to Sunkist;
•$1.1 million net decrease in other general and administrative expense; and
•$1.6 million increase in allowance for foreign related-party receivables.

Other (Expense) Income
Total other expense was $5.9 million for the second quarter of fiscal year 2026, compared to total other income of $0.3 million for the same period of fiscal year 2025. The increase in other expense of $6.2 million was primarily due to:
•$5.1 million increase in other expense, primarily due to foreign exchange losses;
•$0.9 million decrease in equity in earnings of investments, net, primarily due to Limoneira Lewis Community Builders, LLC (“LLCB”) losses; and
•$0.3 million increase in interest expense, net of patronage dividends.
Income Taxes
We recorded an estimated income tax benefit of $5.3 million and provision of $0.3 million on pre-tax loss of $27.6 million and $3.1 million, for the second quarter of fiscal years 2026 and 2025, respectively. The tax benefit recorded for the second quarter of fiscal year 2026 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. As of April 30, 2026, our projected annual effective blended tax rate for fiscal year 2026, excluding discrete items, is approximately 19.0%.
Net Loss Attributable to Noncontrolling Interests, Net
Net loss attributable to noncontrolling interests, net for the second quarter of fiscal year 2026 represents 10% of PDA’s net loss, 49% of Trapani Fresh’s net loss and 45.1% of Del Mar’s net loss. Net loss attributable to noncontrolling interests, net for the second quarter of fiscal year 2025 represents 10% of PDA’s net income and 49% of Trapani Fresh’s net loss.
Six Months Ended April 30, 2026 Compared to the Six Months Ended April 30, 2025
Revenues
Total net revenues were $42.1 million for the six months ended April 30, 2026, compared to $69.4 million for the same period of fiscal year 2025. The 39% decrease of $27.3 million was primarily due to decreased agribusiness revenues from lemons, avocados, oranges, farm management and other as detailed below ($ in thousands):

	Six Months Ended April 30,
	2026	2025	Change
Lemons	$37,527	$55,565	$(18,038)	(32)%
Avocados	273	2,942	(2,669)	(91)%
Oranges	20	3,142	(3,122)	(99)%
Specialty citrus and wine grapes	694	1,174	(480)	(41)%
Farm management	—	1,520	(1,520)	(100)%
Other	772	2,091	(1,319)	(63)%
Agribusiness revenues	$39,286	$66,434	$(27,148)	(41)%
•Lemons: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to our partnership with Sunkist, which resulted in decreased volume of fresh lemon carton sales and brokered lemons and other lemon sales, partially offset by higher prices of fresh lemon carton sales. Fresh lemon carton sales were $29.0 million and $40.9 million on 1,709,000 and 2,504,000 cartons of lemons sold at average per carton prices of $16.94 and $16.31, for the first six months of fiscal years 2026 and 2025, respectively. The decrease in fresh lemon carton volume was primarily related to a shift in our volume under the Sunkist Agreement from the first and second quarters and into our third and fourth quarters. Fresh lemon carton sales and per carton prices for the first six months of fiscal year 2026 are net of the Sunkist marketing fee. Brokered lemons and other lemon sales were $1.0 million and $4.6 million for the first six months of fiscal years 2026 and 2025, respectively, primarily due to the sale of our Chilean farms and the transition of our brokerage operations to Sunkist. Lemon revenue included pack handling revenue of $7.2 million and $9.2 million and lemon by-product sales of $0.3 million and $0.9 million for the first six months of fiscal years 2026 and 2025, respectively.

•Avocados: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume related to harvest timing and lower prices of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 285,000 and 1,305,000 pounds of avocados at average per pound prices of $0.96 and $2.25, for the first six months of fiscal years 2026 and 2025, respectively.
•Oranges: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was related to the sale of our Chilean farms and the transition of our citrus brokerage operations to Sunkist.
•Specialty citrus and wine grapes: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased specialty citrus sales related to the transition of our citrus brokerage operations to Sunkist, partially offset by increased wine grape sales.
•Farm management: Farm management revenue for the first six months of fiscal year 2025 was comprised primarily of farming, management and operations services provided to the Northern Properties prior to the termination of the agreement effective March 31, 2025. No farm management services were provided during the first six months of fiscal year 2026.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, primarily due to decreased shipping revenue. The Company no longer provides shipping services under the Sunkist Agreement.
Other operations revenue was $2.8 million for the first six months of fiscal year 2026, compared to $3.0 million for the same period of fiscal year 2025. The 5% decrease of $0.2 million was primarily due to decreased leased land revenue.
Costs and Expenses
Total costs and expenses were $74.4 million for the first six months of fiscal year 2026, compared to $78.1 million for the same period of fiscal year 2025. The 5% decrease of $3.7 million was primarily due to a decrease in agribusiness costs and expenses and a decrease in selling, general and administrative expenses plus other operating income, partially offset by impairment of the Windfall Farms property assets and loss on disposal of the lemon orchards in Yuma, Arizona in the first six months of fiscal year 2026, and by gains on sales of water rights in the first quarter of fiscal year 2025. Agribusiness costs and expenses are detailed below ($ in thousands):

	Six Months Ended April 30,
	2026	2025	Change
Packing costs	$18,747	$22,717	$(3,970)	(17)%
Harvest costs	2,177	3,178	(1,001)	(31)%
Growing costs	4,556	7,628	(3,072)	(40)%
Third-party grower and supplier costs	16,974	26,790	(9,816)	(37)%
Other costs	24	1,250	(1,226)	(98)%
Depreciation and amortization	3,699	3,640	59	2%
Agribusiness costs and expenses	$46,177	$65,203	$(19,026)	(29)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. We packed and sold 1,709,000 and 2,504,000 cartons of lemons at average per carton costs of $10.97 and $9.07, for the first six months of fiscal years 2026 and 2025, respectively. The increase in per carton packing costs was primarily due to decreased volume and increased costs related to shipping and cold storage of lemons.
•Harvest costs: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of avocados harvested.
•Growing costs: Growing costs, also referred to as cultural costs, consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to the termination of the farm management agreement effective March 31, 2025 and farming operational decisions made in response to weather, harvest timing and crop conditions.

•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of third-party grower fruit packed and sold, partially offset by higher prices of third-party grower fruit sold. We incurred costs for third-party grower fruit of $16.4 million and $21.8 million, for the first six months of fiscal years 2026 and 2025, respectively. Of the 1,709,000 and 2,504,000 cartons of lemons packed and sold, 1,546,000 (90%) and 2,203,000 (88%) were procured from third-party growers at average per carton prices of $10.60 and $9.91, for the first six months of fiscal years 2026 and 2025, respectively. Additionally, we incurred costs for brokered fruit of $0.6 million and $5.0 million, for the first six months of fiscal years 2026 and 2025, respectively.
•Other costs: The decrease for the first six months of fiscal year 2026, compared to the same period of fiscal year 2025, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $3.7 million for the first six months of fiscal year 2026, compared to $3.6 million in the same period of fiscal year 2025.
Other operations expenses were $2.1 million for the first six months of fiscal year 2026, compared to $2.2 million for the same period of fiscal year 2025.
Impairment of assets was $9.3 million for the first six months of fiscal year 2026, due to impairment of the Windfall Farms property assets.
There were no sales of water rights for the first six months of fiscal year 2026. Gain on sales of water rights was $1.5 million for the first six months of fiscal year 2025, due to three separate sale transactions of Santa Paula Basin water pumping rights.
Loss and expected loss on disposal of assets, net was $7.9 million for the first six months of fiscal year 2026, compared to an immaterial loss for the same period of fiscal year 2025. The increase was primarily due to our decision to remove all of our remaining lemon orchards in Yuma, Arizona. This decision aligns with the Company’s strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops.
Other operating income was $1.1 million for the first six months of fiscal year 2026, related to proceeds from the settlement of insurance claims.
Selling, general and administrative costs and expenses were $10.0 million for the first six months of fiscal year 2026, compared to $12.2 million for the same period of fiscal year 2025. The 18% decrease of $2.2 million was primarily due to:
•$2.9 million net decrease in salaries, benefits, incentive compensation and other selling expenses, primarily related to transition of the Company’s sales and marketing function to Sunkist;
•$0.9 million net decrease in other general and administrative expenses; and
•$1.6 million increase in allowance for foreign related-party receivables.
Other (Expense) Income
Total other expense was $7.4 million for the first six months of fiscal year 2026, compared to total other income of $0.1 million for the same period of fiscal year 2025. The increase in other expense of $7.5 million was primarily due to:
•$6.0 million increase of other expense, primarily due to foreign exchange losses;
•$0.8 million increase of interest expense, net of patronage dividends; and
•$0.8 million decrease of equity in earnings of investments, net, primarily due to LLCB’s losses.
Income Taxes
We recorded an estimated income tax benefit of $8.0 million and $2.1 million on pre-tax loss of $39.6 million and $8.5 million, for the first six months of fiscal years 2026 and 2025, respectively. The tax benefit recorded for the first six months of fiscal year 2026 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. As of April 30, 2026, our projected annual effective blended tax rate for fiscal year 2026, excluding discrete items, is approximately 19.0%.

Net Loss Attributable to Noncontrolling Interests, Net
Net loss attributable to noncontrolling interests, net for the first six months of fiscal year 2026 represents 10% of PDA’s net income, 49% of Trapani Fresh’s net loss and 45.1% of Del Mar’s net loss. Net loss attributable to noncontrolling interests, net for the first six months of fiscal year 2025 represents 10% of PDA’s net income and 49% of Trapani Fresh’s net loss.
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
Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025
The following table shows the segment results of operations for the three months ended April 30, 2026 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$10,512	$11,339	$273	$406	$22,530	$1,396	$23,926
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,305	—	—	4,305	—	4,305
Packing supplies and fruit treatments	—	2,452	—	—	2,452	—	2,452
Harvest costs	1,011	—	53	(54)	1,010	—	1,010
Growing costs	948	—	157	67	1,172	—	1,172
Third party grower and supplier costs	9,450	—	—	2	9,452	—	9,452
Other segment items	—	2,990	—	—	2,990	841	3,831
Impairment of assets	—	—	—	—	—	9,324	9,324
Loss and expected loss on disposal of assets, net	—	—	—	—	—	7,821	7,821
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	5,353	5,353
Total costs and expenses, excluding depreciation and amortization	11,409	9,747	210	15	21,381	22,225	43,606
Depreciation and amortization	—	—	—	—	1,777	237	2,014
Operating (loss) income	$(897)	$1,592	$63	$391	$(628)	$(21,066)	$(21,694)

The following table shows the segment results of operations for the three months ended April 30, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$13,456	$13,848	$2,780	$3,498	$33,582	$1,537	$35,119
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	4,544	—	—	4,544	—	4,544
Packing supplies and fruit treatments	—	2,830	—	—	2,830	—	2,830
Harvest costs	1,110	—	237	10	1,357	—	1,357
Growing costs	1,523	—	1,386	457	3,366	—	3,366
Third party grower and supplier costs	10,450	—	—	1,988	12,438	—	12,438
Other segment items	—	4,752	—	551	5,303	835	6,138
Loss on disposal of assets, net	—	—	—	—	—	18	18
Selling, general and administrative	—	—	—	—	—	5,664	5,664
Total costs and expenses, excluding depreciation and amortization	13,083	12,126	1,623	3,006	29,838	6,517	36,355
Depreciation and amortization	—	—	—	—	1,866	243	2,109
Operating (loss) income	$373	$1,722	$1,157	$492	$1,878	$(5,223)	$(3,345)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $10.5 million for the second quarter of fiscal year 2026, compared to $13.5 million for the same period of fiscal year 2025. The 22% decrease of $3.0 million was primarily due to:
•Brokered lemons and other lemon sales decrease of $2.3 million;
•Lemon by-products sales net of pack charge decrease of $0.5 million; and
•Fresh carton sales net of pack charge decrease of $0.2 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $11.4 million for the second quarter of fiscal year 2026, compared to $13.1 million for the same period of fiscal year 2025. The 13% decrease of $1.7 million was primarily due to:
•Third-party grower and supplier costs decrease of $1.0 million;
•Growing costs decrease of $0.6 million; and
•Harvest costs decrease of $0.1 million.
Lemon Packing
Lemon packing segment revenue is comprised primarily of pack charge revenue and pack handling revenue. Our lemon packing segment total net revenues were $11.3 million for the second quarter of fiscal year 2026, compared to $13.8 million for the same period of fiscal year 2025. The 18% decrease of $2.5 million was primarily due to a decrease in cartons of lemons packed and sold.
Costs and expenses associated with our lemon packing segment primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. Our lemon packing costs and expenses were $9.7 million for the second quarter of fiscal year 2026, compared to $12.1 million for the same period of fiscal year 2025. The 20% decrease of $2.4 million was primarily due to:
•Other segment items decrease of $1.8 million, primarily due to insurance proceeds received in the second quarter for costs incurred during the first quarter;
•Packing supplies and fruit treatments decrease of $0.4 million; and
•Labor and benefits decrease of $0.2 million.

Lemon packing segment operating income per carton sold was $1.55 for the second quarter of fiscal year 2026, compared to $1.27 for the same period of fiscal year 2025.
Avocados
Our avocados segment had revenues of $0.3 million for the second quarter of fiscal year 2026, compared to $2.8 million for the same period of fiscal year 2025.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $0.2 million for the second quarter of fiscal year 2026, compared to $1.6 million for the same period of fiscal year 2025. The 87% decrease of $1.4 million was primarily due to:
•Growing costs decrease of $1.2 million; and
•Harvest costs decrease of $0.2 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $0.4 million for the second quarter of fiscal year 2026, compared to $3.5 million for the same period of fiscal year 2025. The 88% decrease of $3.1 million was primarily due to:
•Orange revenue decrease of $1.6 million;
•Specialty citrus revenue decrease of $0.7 million;
•Other revenue decrease of $0.5 million; and
•Farm management revenue decrease of $0.3 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were immaterial for the second quarter of fiscal year 2026, compared to $3.0 million for the same period of fiscal year 2025. The decrease of $3.0 million was primarily due to:
•Brokered fruit costs decrease of $2.0 million;
•Shipping costs decrease of $0.5 million;
•Growing costs decrease of $0.4 million; and
•Harvest costs decrease of $0.1 million.
Total agribusiness depreciation and amortization expenses were $1.8 million for the second quarter of fiscal year 2026, compared to $1.9 million for the same period of fiscal year 2025.
Corporate and Other
Our corporate and other operations revenues were $1.4 million for the second quarter of fiscal year 2026, compared to $1.5 million for the same period of fiscal year 2025.
Costs and expenses in our corporate and other operations primarily include selling, general and administrative costs and expenses, and various gains and losses not allocated to the operating segments. Costs and expenses in our corporate and other operations were $22.2 million for the second quarter of fiscal year 2026, compared to $6.5 million for the same period of fiscal year 2025. Depreciation and amortization expenses in our corporate and other operations were $0.2 million for the second quarter of fiscal years 2026 and 2025.

Six Months Ended April 30, 2026 Compared to the Six Months Ended April 30, 2025
The following table shows the segment results of operations for the six months ended April 30, 2026 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$19,230	$18,297	$273	$1,486	$39,286	$2,845	$42,131
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	8,106	—	—	8,106	—	8,106
Packing supplies and fruit treatments	—	4,499	—	—	4,499	—	4,499
Harvest costs	2,009	—	53	115	2,177	—	2,177
Growing costs	3,496	—	186	874	4,556	—	4,556
Third party grower and supplier costs	16,942	—	—	32	16,974	—	16,974
Other segment items	—	6,142	—	24	6,166	1,744	7,910
Impairment of assets	—	—	—	—	—	9,324	9,324
Loss and expected loss on disposal of assets, net	—	—	—	—	—	7,894	7,894
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	9,878	9,878
Total costs and expenses, excluding depreciation and amortization	22,447	18,747	239	1,045	42,478	27,726	70,204
Depreciation and amortization	—	—	—	—	3,699	473	4,172
Operating (loss) income	$(3,217)	$(450)	$34	$441	$(6,891)	$(25,354)	$(32,245)
The following table shows the segment results of operations for the six months ended April 30, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$29,902	$25,663	$2,942	$7,927	$66,434	$2,990	$69,424
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	8,759	—	—	8,759	—	8,759
Packing supplies and fruit treatments	—	5,941	—	—	5,941	—	5,941
Harvest costs	2,871	—	252	55	3,178	—	3,178
Growing costs	4,449	—	1,408	1,771	7,628	—	7,628
Third party grower and supplier costs	22,922	—	—	3,868	26,790	—	26,790
Other segment items	—	8,017	—	1,250	9,267	1,835	11,102
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	12	12
Selling, general and administrative	—	—	—	—	—	12,068	12,068
Total costs and expenses, excluding depreciation and amortization:	30,242	22,717	1,660	6,944	61,563	12,427	73,990
Depreciation and amortization	—	—	—	—	3,640	485	4,125
Operating (loss) income	$(340)	$2,946	$1,282	$983	$1,231	$(9,922)	$(8,691)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $19.2 million for the first six months of fiscal year 2026, compared to $29.9 million for the same period of fiscal year 2025. The 36% decrease of $10.7 million was primarily due to:
•Fresh carton sales net of pack charge decrease of $6.3 million;
•Brokered lemons and other lemon sales decrease of $3.6 million; and
•Lemon by-products sales net of pack charge decrease of $0.8 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $22.4 million for the first six months of fiscal year 2026, compared to $30.2 million for the same period of fiscal year 2025. The 26% decrease of $7.8 million was primarily due to:
•Third-party grower and supplier costs decrease of $6.0 million;
•Growing costs decrease of $0.9 million; and
•Harvest costs decrease of $0.9 million.
Lemon Packing
Lemon packing segment revenue is comprised primarily of pack charge revenue and pack handling revenue. Our lemon packing segment total net revenues were $18.3 million for the first six months of fiscal year 2026, compared to $25.7 million for the same period of fiscal year 2025. The 29% decrease of $7.4 million was primarily due to a decrease in cartons of lemons packed and sold.
Costs and expenses associated with our lemon packing segment primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. Our lemon packing costs and expenses were $18.7 million for the first six months of fiscal year 2026, compared to $22.7 million for the same period of fiscal year 2025. The 17% decrease of $4.0 million was primarily due to:
•Other segment items decrease of $1.9 million;
•Packing supplies and fruit treatments decrease of $1.4 million; and
•Labor and benefits decrease of $0.7 million.
Lemon packing segment operating loss per carton sold was $0.26 for the first six months of fiscal year 2026, compared to $1.18 operating income per carton sold for the same period of fiscal year 2025.
Avocados
Our avocados segment revenue was $0.3 million for the first six months of fiscal year 2026, compared to $2.9 million for the same period of fiscal year 2025.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $0.2 million for the first six months of fiscal year 2026, compared to $1.7 million for the same period of fiscal year 2025. The 87% decrease of $1.5 million was primarily due to:
•Growing costs decrease of $1.3 million; and
•Harvest costs decrease of $0.2 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $1.5 million for the first six months of fiscal year 2026, compared to $7.9 million for the same period of fiscal year 2025. The 81% decrease of $6.4 million was primarily due to:
•Orange revenue decrease of $3.1 million;
•Farm management revenue decrease of $1.5 million;
•Other revenue decrease of $1.3 million; and
•Specialty citrus and wine grape revenues decrease of $0.5 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $1.0 million for the first six months of fiscal year 2026, compared to $6.9 million for the same period of fiscal year 2025. The 85% decrease of $5.9 million was primarily due to:
•Brokered fruit costs decrease of $3.9 million;
•Shipping costs decrease of $1.2 million;
•Growing costs decrease of $0.9 million; and
•Harvest costs increase of $0.1 million.

Total agribusiness depreciation and amortization expenses were $3.7 million for the first six months of fiscal year 2026, compared to $3.6 million for the same period of fiscal year 2025.
Corporate and Other
Our corporate and other operations revenues were $2.8 million for the first six months of fiscal year 2026, compared to $3.0 million for the same period of fiscal year 2025.
Costs and expenses in our corporate and other operations primarily include selling, general and administrative costs and expenses, and various gains and losses not allocated to the operating segments. Costs and expenses in our corporate and other operations were $27.7 million for the first six months of fiscal year 2026, compared to $12.4 million for the same period of fiscal year 2025. Depreciation and amortization expenses in our corporate and other operations were $0.5 million for the first six months of fiscal years 2026 and 2025.
Seasonal Operations
Historically, our agribusiness operations have been seasonal in nature, with quarterly revenues fluctuating depending on the timing and variety of crops being harvested. Cultural costs in our agribusiness tend to be higher for the first and second quarters and lower for the third and fourth quarters because of the timing of expensing cultural costs for the current year that were inventoried in the prior year. Our harvest costs generally increase for the second quarter and peak for the third quarter. In connection with the Sunkist Agreement, lemon revenues are expected to peak in the third and fourth quarters. Due to this seasonality, and to avoid the inference that interim results are indicative of the estimated results for a full fiscal year, we present supplemental information for 12-month periods ended at the interim date for the current and preceding years.

Results of Operations for the Trailing Twelve Months Ended April 30, 2026 and 2025
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended April 30,
	2026	2025
Net revenues:
Agribusiness	$126,537	$170,761
Other operations	5,893	5,829
Total net revenues	132,430	176,590
Costs and expenses:
Agribusiness	135,784	150,460
Other operations	4,379	4,843
Impairment of assets	9,324	643
Gain on sales of water rights	—	(1,488)
Loss and expected loss (gain) on disposal of assets, net	8,588	(378)
Gain on remeasurement of previously held equity method investment	(2,852)	—
Other operating income	(1,114)	—
Selling, general and administrative	22,280	24,959
Total costs and expenses	176,389	179,039
Operating loss	(43,959)	(2,449)
Other (expense) income:
Interest income	158	110
Interest expense, net of patronage dividends	(2,404)	(891)
Equity in (losses) earnings of investments, net	(6)	2,316
Other (expense) income, net	(5,866)	9
Total other (expense) income	(8,118)	1,544
Loss before income tax benefit (provision)	(52,077)	(905)
Income tax benefit (provision)	10,520	(1,235)
Net loss	(41,557)	(2,140)
Net loss attributable to noncontrolling interest, net	1,163	439
Net loss attributable to Limoneira Company	$(40,394)	$(1,701)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total net revenues decreased $44.2 million, primarily due to decreased lemon, avocado and farm management revenue.
•Total costs and expenses decreased $2.7 million, primarily due to decreased agribusiness costs and selling, general and administrative expenses and the gain on remeasurement of previously held equity method investment, partially offset by increased impairment of assets and loss on disposal of assets.
•Total other expense increased $9.7 million, primarily due to increased other expenses related to foreign exchange losses, decreased equity in earnings of investments related to LLCB and increased interest expense, net of patronage dividends.
•Income tax benefit increased $11.8 million due to increased pre-tax loss of $51.2 million and the effects of estimated interim tax provisions.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash flows generated from our operations, use of our revolving credit facility and equipment loan, sales of assets and distributions from our equity investments. Our liquidity and capital position fluctuate during the year depending on seasonal production cycles, weather events and demand for our products. We generally grow crops during our first and fourth fiscal quarters and harvest them during our second and third fiscal quarters. In connection with the Sunkist Agreement, we expect lemon revenues to be higher during our third and fourth fiscal quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations under the Sunkist Agreement, long-term variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of April 30, 2026 related to debt and leases.
We believe that the cash flows from operations and available borrowing capacity from our existing credit facilities will be sufficient to satisfy our capital expenditures, debt service, working capital needs and other contractual obligations for the next 12 months. We believe our revenue generating operations, sales of assets, distributions from equity investments and credit facilities will generate sufficient cash needed to operate beyond the next 12 months. In addition, we have the ability to control a portion of our investing and financing cash flows to the extent necessary based on our liquidity demands.
Cash Flows from Operating Activities
Net cash used in operating activities was $16.2 million and $4.0 million for the six months ended April 30, 2026 and 2025, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net loss was $31.6 million and $6.4 million for the six months ended April 30, 2026 and 2025, respectively. The components of net loss for the six months ended April 30, 2026, compared to net loss for the same period of fiscal year 2025, consists of an increase in operating loss of $23.6 million, an increase in total other expense of $7.5 million, and an increase in income tax benefit of $5.9 million.
•Adjustments to reconcile net loss to net cash used in operating activities:
◦Adjustments were $20.1 million and $12.5 million for the six months ended April 30, 2026 and 2025, respectively, primarily related to depreciation and amortization, impairment of assets, loss and expected loss on disposal of assets, net, accumulated other comprehensive loss reclassified to earnings, cash distributions from equity investments and deferred income taxes.
◦Changes in operating assets and liabilities used $4.6 million and $10.0 million of operating cash for the six months ended April 30, 2026 and 2025, respectively, primarily related to accounts receivables and receivables/other from related parties, accounts payable and growers and suppliers payable, and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.4 million and $6.5 million for the six months ended April 30, 2026 and 2025, respectively.
▪The $3.4 million of cash used in investing activities for the six months ended April 30, 2026 was comprised primarily of capital expenditures of $8.0 million, mainly related to orchard development, and equity investment contributions and capitalized interest of $1.7 million, partially offset by net proceeds from sales of assets of $6.3 million.
▪The $6.5 million of cash used in investing activities for the six months ended April 30, 2025 was comprised primarily of capital expenditures of $6.5 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $2.0 million, partially offset by proceeds from sales of water rights of $1.7 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $19.1 million and $9.6 million for the six months ended April 30, 2026 and 2025, respectively.
•The $19.1 million of cash provided by financing activities for the six months ended April 30, 2026 was comprised primarily of net borrowings of long-term debt of $21.6 million, partially offset by common and preferred dividends of $1.5 million.
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
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $114.0 million under the Revolving Credit Supplement and $1.0 million under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of April 30, 2026, our outstanding borrowings under the Revolving Credit Supplement were $91.9 million and we had $22.1 million available to borrow.
In May 2026, we entered into a Promissory Note and Supplement to the MLA (the “Note”) to provide an additional revolving credit facility supplement with a borrowing capacity of $5.0 million and a maturity date of January 1, 2027.
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
We were also subject to a quarterly financial covenant that required us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires us to maintain a specific debt to capitalization ratio. We were in compliance with this covenant as of April 30, 2026.
In March 2026, we entered into an equipment financing loan with the Lender in an initial amount of $2.3 million which matures on April 1, 2031. In May 2026, we entered into a second equipment financing loan with the Lender in an initial amount of $2.5 million which matures on May 1, 2031.
In fiscal years 2026 and 2025, the Lender declared an annual cash patronage dividend and we received $0.8 million and $0.6 million for the six months ended April 30, 2026 and 2025, respectively.
Real Estate Development Joint Venture
On April 9, 2025, we received a cash distribution of $10.0 million representing our share of a $20.0 million distribution from the 50%/50% joint venture, LLCB, with Lewis. As of April 30, 2026, LLCB had $19.3 million of unaudited cash and cash equivalents on hand.

Dividends
On March 23, 2026, the Board of Directors (the “Board”) paused regular cash dividends on our outstanding common stock, as well as dividends on our Series B Stock and Series B-2 Preferred Stock, to support strategic capital investments, including transitioning a portion of our agricultural lands to higher-value avocado production and developing new housing. The Board will monitor the incremental increases in cash flow to the Company attributable to these strategic capital investments and expects to resume dividends aligned with historical practice as soon as the Board deems it prudent to do so.
The holders of our Series B Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million and $0.3 million for the six months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, the total dividend arrearages on Series B Stock were $2.19 per share, representing an aggregate allocation of $32,000 and the total dividend arrearages on Series B-2 Preferred Stock were $10.00 per share, representing an aggregate allocation of $93,000.
Cash dividends on common stock declared for the six months ended April 30, 2026 and 2025 were $0.075 and $0.15 per common share, respectively, and such dividends paid were $1.4 million and $2.7 million, respectively.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, available relevant data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of April 30, 2026, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 23, 2025. Please refer to that filing for a description of our critical accounting policies and estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of April 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended April 30, 2026, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2026, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 ,2026 - February 28, 2026	—	$—	—	—
March 1, 2026 - March 31, 2026	—	$—	—	—
April 1, 2026 - April 30, 2026	—	$—	—	—
Total	—		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares have been repurchased under this program as of April 30, 2026.
Item 3. Defaults Upon Senior Securities
On March 23, 2026, the Board paused regular cash dividends on the Company’s outstanding common stock, as well as dividends on the Company’s $8.75 Voting Preferred Stock, $100.00 Par Value, Series B (“Series B Stock”) and 4% Voting Preferred Stock, $100.00 Par Value, Series B-2 (“Series B-2 Preferred Stock”) to support strategic capital investments, including transitioning a portion of our agricultural lands to higher-value avocado production and developing new housing. The Board will monitor the incremental increases in cash flow to the Company attributable to these strategic capital investments and expects to resume dividends aligned with historical practice as soon as the Board deems it prudent to do so.
As of the date of this filing, (i) 14,790 shares of Series B Stock and 9,300 shares of Series B-2 Preferred Stock were issued and outstanding; (ii) the dividend arrearages on Series B Stock were $2.19 per share, representing an aggregate allocation of $32,000; and (iii) the dividend arrearages on Series B-2 Preferred Stock were $10.00 per share, representing an aggregate allocation of $93,000.
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

10.1**
Transaction Incentive Agreement, by and between Limoneira Company and Harold S. Edwards, dated February 1, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 5, 2026 (File No. 001-34755))

10.2**
Transaction Incentive Agreement, by and between Limoneira Company and Gregory C. Hamm, dated February 5, 2026 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 5, 2026 (File No. 001-34755))

10.3**
Independent Contractor Consulting Services Agreement, by and between Limoneira Company and Mark Palamountain, dated February 12, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 12, 2026 (File No. 001-34755))

10.4
Operating Agreement of Agromin-Limoneira LLC, effective as of April 1, 2026, by and between Limoneira Company and California Wood Recycling Inc., dba Agromin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 15, 2026 (File No. 001-34755))

Exhibit Number	Exhibit
10.5
Revolving Line of Credit Agreement, effective as of April 1, 2026, by and between Limoneira Company and Agromin-Limoneira LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 15, 2026 (File No. 001-34755))

10.6
Pledge and Security Agreement, effective as of April 1, 2026, by and between Limoneira Company and Agromin-Limoneira LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 15, 2026 (File No. 001-34755))

10.7
Land and Water Lease Agreement, effective as of April 1, 2026, by and between Limoneira Company and Agromin-Limoneira LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed April 15, 2026 (File No. 001-34755))

10.8
Purchase and Sale Agreement, dated as of April 14, 2026, by and between Windfall Investors, LLC and Peak Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 20, 2026 (File No. 001-34755))

10.9*	Promissory Note and Supplement to Master Loan Agreement, effective as of May 5, 2026, by and between Limoneira Company and AgWest Farm Credit, PCA.

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Loss (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 has been formatted in Inline XBRL

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

June 9, 2026	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 9, 2026	By:	/s/ GREGORY C. HAMM
Gregory C. Hamm
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)