Form 10-Q
period 2026-07-31
Limoneira CO
filed 2026-09-09
CIK 1342423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2026, there were 18,132,007 shares outstanding of the registrant’s common stock.

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
The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report include, but are not limited to:
•success in executing the Company’s business plans and strategies, and managing the risks involved in the foregoing, including:
◦the proposed sale of Windfall Farms, subject to customary closing conditions, and the anticipated benefits of such sale;
◦the future monetization of water rights and non-strategic land assets;
◦the achievement of selling, general and administrative expense savings;
◦the ongoing transition of the Company's lemon sales and marketing operations to Sunkist Growers Inc. and the ability of the transition to improve efficiency and reduce costs; and
◦the Company may not realize the anticipated benefits and earnings of the newly formed joint venture with Agromin.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMONEIRA COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	July 31, 2026	October 31, 2025
Assets
Current assets:
Cash	$2,210	$1,509
Accounts receivable, net	15,341	15,432
Cultural costs	1,586	2,406
Prepaid expenses and other current assets	4,177	4,444
Receivables/other from related parties, net	1,795	2,973
Assets held for sale	14,164	13,718
Total current assets	39,273	40,482
Property, plant and equipment, net	142,516	172,645
Real estate development	11,896	10,628
Equity in investments	74,852	72,167
Goodwill	1,373	1,506
Intangible assets, net	2,185	2,621
Other assets	27,259	11,088
Total assets	$299,354	$311,137
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,743	$7,896
Growers and suppliers payable	6,976	6,885
Accrued liabilities	7,457	9,290
Payables to related parties	5,072	5,989
Current portion of long-term debt	837	31
Total current liabilities	26,085	30,091
Long-term liabilities:
Long-term debt, less current portion	100,677	72,450
Deferred income taxes	6,085	15,378
Other long-term liabilities	5,337	2,381
Total liabilities	138,184	120,300
Commitments and contingencies	—	—
Series B Convertible Preferred Stock – $100.00 par value (50,000 shares authorized: 13,311 and 14,790 shares issued and outstanding at July 31, 2026 and October 31, 2025, respectively) (8.75% coupon rate)	1,331	1,479
Series B-2 Convertible Preferred Stock – $100.00 par value (10,000 shares authorized: 9,300 shares issued and outstanding at July 31, 2026 and October 31, 2025) (4% dividend rate on liquidation value of $1,000 per share)	9,331	9,331
Stockholders’ equity:
Series A Junior Participating Preferred Stock – $0.01 par value (20,000 shares authorized: zero issued or outstanding at July 31, 2026 and October 31, 2025)	—	—
Common Stock – $0.01 par value (39,000,000 shares authorized: 18,382,984 and 18,287,868 shares issued and 18,132,007 and 18,036,891 shares outstanding at July 31, 2026 and October 31, 2025, respectively)	181	180
Additional paid-in capital	172,123	171,365
Accumulated deficit	(36,393)	(1,070)
Accumulated other comprehensive loss	(309)	(6,270)
Treasury stock, at cost, 250,977 shares at July 31, 2026 and October 31, 2025	(3,493)	(3,493)
Noncontrolling interests	18,399	19,315
Total stockholders’ equity	150,508	180,027
Total liabilities, convertible preferred stock and stockholders’ equity	$299,354	$311,137
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net revenues:
Agribusiness	$42,165	$45,942	$81,451	$112,376
Other operations	1,644	1,536	4,489	4,526
Total net revenues	43,809	47,478	85,940	116,902
Costs and expenses:
Agribusiness	37,252	42,050	83,429	107,253
Other operations	1,038	1,086	3,120	3,266
Impairment of assets	4,129	—	13,453	—
Gain on sales of water rights	—	—	—	(1,488)
Loss and expected loss on disposal of assets, net	335	15	8,229	27
Other operating income	—	—	(1,114)	—
Selling, general and administrative	4,015	4,957	14,028	17,165
Total costs and expenses	46,769	48,108	121,145	126,223
Operating loss	(2,960)	(630)	(35,205)	(9,321)
Other (expense) income:
Interest income	28	22	152	50
Interest expense, net of patronage dividends	(1,114)	(410)	(2,453)	(898)
Equity in earnings (losses) of investments, net	62	274	(149)	867
Other income (expense), net	8	10	(5,935)	26
Total other (expense) income	(1,016)	(104)	(8,385)	45
Loss before income tax benefit (provision)	(3,976)	(734)	(43,590)	(9,276)
Income tax benefit (provision)	1,025	(182)	9,002	1,924
Net loss	(2,951)	(916)	(34,588)	(7,352)
Net (income) loss attributable to noncontrolling interests, net	(42)	61	748	62
Net loss attributable to Limoneira Company	(2,993)	(855)	(33,840)	(7,290)
Preferred dividends	—	(125)	(125)	(376)
Net loss applicable to common stock	$(2,993)	$(980)	$(33,965)	$(7,666)

Basic net loss per common share	$(0.17)	$(0.06)	$(1.91)	$(0.43)

Diluted net loss per common share	$(0.17)	$(0.06)	$(1.91)	$(0.43)

Weighted-average common shares outstanding-basic	17,962	17,854	17,932	17,823
Weighted-average common shares outstanding-diluted	17,962	17,854	17,932	17,823
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(2,951)	$(916)	$(34,588)	$(7,352)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments before reclassification	—	(414)	217	(179)
Foreign currency translation adjustments reclassified to earnings included in other (expense) income, net	—	—	5,744	—
Total other comprehensive (loss) income	—	(414)	5,961	(179)
Comprehensive loss	(2,951)	(1,330)	(28,627)	(7,531)
Comprehensive (income) loss attributable to noncontrolling interests, net	(42)	61	748	62
Comprehensive loss attributable to Limoneira Company	$(2,993)	$(1,269)	$(27,879)	$(7,469)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2025	18,036,891	$180	$171,365	$(1,070)	$(6,270)	$(3,493)	$19,315	$180,027	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,358)	—	—	—	(1,358)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	99,173	1	343	—	—	—	—	344	—	—
Exchange of common stock	(29,187)	—	(423)	—	—	—	—	(423)	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	(66)	(66)	—	—
Noncontrolling interest adjustments	—	—	—	—	—	—	(22)	(22)	—	—
Net (loss) income	—	—	—	(9,427)	—	—	114	(9,313)	—	—
Other comprehensive income	—	—	—	—	776	—	—	776	—	—
Balance at January 31, 2026	18,106,877	$181	$171,285	$(11,980)	$(5,494)	$(3,493)	$19,341	$169,840	$1,479	$9,331
Stock compensation	6,642	—	302	—	—	—	—	302	—	—
Noncontrolling interest adjustments	—	—	—	—	—	—	(80)	(80)	—	—
Net loss	—	—	—	(21,420)	—	—	(904)	(22,324)	—	—
Other comprehensive income	—	—	—	—	5,185	—	—	5,185	—	—
Balance at April 30, 2026	18,113,519	$181	$171,587	$(33,400)	$(309)	$(3,493)	$18,357	$152,923	$1,479	$9,331
Stock compensation	—	—	388	—	—	—	—	388	—	—
Conversion of Series B to Common	18,488	—	148	—	—	—	—	148	(148)	—
Net (loss) income	—	—	—	(2,993)	—	—	42	(2,951)	—	—
Balance at July 31, 2026	18,132,007	$181	$172,123	$(36,393)	$(309)	$(3,493)	$18,399	$150,508	$1,331	$9,331

LIMONEIRA COMPANY

	Stockholders’ Equity								Temporary Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- controlling	Total	Series B Preferred	Series B-2 Preferred
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Equity	Stock	Stock
Balance at October 31, 2024	18,033,171	$180	$170,243	$20,826	$(6,614)	$(3,493)	$10,549	$191,691	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	59,087	1	931	—	—	—	—	932	—	—
Exchange of common stock	(47,089)	(1)	(1,223)	—	—	—	—	(1,224)	—	—
Noncontrolling interest adjustment	—	—	—	—	—	—	(39)	(39)	—	—
Net (loss) income	—	—	—	(3,074)	—	—	3	(3,071)	—	—
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)	—	—
Balance at January 31, 2025	18,045,169	$180	$169,951	$16,274	$(6,881)	$(3,493)	$10,513	$186,544	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,353)	—	—	—	(1,353)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(33)	—	—	—	(33)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	30,540	1	550	—	—	—	—	551	—	—
Exchange of common stock	(6,680)	—	(102)	—	—	—	—	(102)	—	—
Net loss	—	—	—	(3,361)	—	—	(4)	(3,365)	—	—
Other comprehensive income	—	—	—	—	502	—	—	502	—	—
Balance at April 30, 2025	18,069,029	$181	$170,399	$11,434	$(6,379)	$(3,493)	$10,509	$182,651	$1,479	$9,331
Dividends Common ($0.075 per share)	—	—	—	(1,354)	—	—	—	(1,354)	—	—
Dividends Series B ($2.19 per share)	—	—	—	(32)	—	—	—	(32)	—	—
Dividends Series B-2 ($10 per share)	—	—	—	(93)	—	—	—	(93)	—	—
Stock compensation	—	—	762	—	—	—	—	762	—	—
Exchange of common stock	(20,735)	(1)	(312)	—	—	—	—	(313)	—	—
Net loss	—	—	—	(855)	—	—	(61)	(916)	—	—
Other comprehensive loss	—	—	—	—	(414)	—	—	(414)	—	—
Balance at July 31, 2025	18,048,294	$180	$170,849	$9,100	$(6,793)	$(3,493)	$10,448	$180,291	$1,479	$9,331
The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIMONEIRA COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended July 31,
	2026	2025
Operating activities
Net loss	$(34,588)	$(7,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,120	6,607
Impairment of assets	13,453	—
Loss and expected loss on disposal of assets, net	8,229	27
Accumulated other comprehensive loss reclassified to earnings	5,744	—
Gain on sales of water rights	—	(1,488)
Stock compensation expense	1,034	2,245
Non-cash lease expense	607	1,468
Equity in losses (earnings) of investments, net	149	(867)
Cash distributions from equity investments	—	10,092
Deferred income taxes	(9,293)	(1,924)
Other, net	2	(11)
Changes in operating assets and liabilities:
Accounts receivable and receivables/other from related parties	1,070	(4,837)
Cultural costs	567	(1,523)
Prepaid expenses and other current assets	433	197
Other assets	(1,924)	53
Accounts payable and growers and suppliers payable	(1,954)	(3,238)
Accrued liabilities and payables to related parties	(4,810)	(5,811)
Income taxes receivable (payable)	103	(680)
Other long-term liabilities	(832)	91
Net cash used in operating activities	(15,890)	(6,951)

Investing activities
Capital expenditures	(12,174)	(9,617)
Net proceeds from sales of assets	6,305	404
Proceeds from sales of water rights	—	1,740
Cash distributions from Trapani Fresh	102	41
Cash paid to acquire additional shares of Limco Del Mar	(67)	—
Collection on notes receivable	—	68
Equity investment contributions and capitalized interest	(2,834)	(2,283)
Cash distributions from equity investment	—	297
Investments in mutual water companies and water rights	(801)	(507)
Net cash used in investing activities	(9,469)	(9,857)

Financing activities
Borrowings of long-term debt	112,518	118,852
Repayments of long-term debt	(83,487)	(96,077)
Principal paid on finance leases and equipment financings	(951)	(809)
Dividends paid – common	(1,358)	(4,060)
Dividends paid – preferred	(125)	(376)
Exchange of common stock	(423)	(1,639)
Other	(5)	—
Net cash provided by financing activities	26,169	15,891
Effect of exchange rate changes on cash	(109)	32
Net increase (decrease) in cash	701	(885)
Cash at beginning of period	1,509	2,996
Cash at end of period	$2,210	$2,111

LIMONEIRA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in thousands)

	Nine Months Ended July 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for interest (net of amounts capitalized)	$2,347	$638
Cash paid during the period for income taxes, net	$188	$694
Non-cash investing and financing activities:
Capital expenditures accrued but not paid at period-end	$518	$782
Notes receivable in exchange for sale of assets	$7,800	$—
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
Recent Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. The ASU is effective for the Company’s annual reporting for fiscal year 2026. The Company is currently evaluating the impact of this guidance on its income tax disclosures and plans to adopt the amendments on a prospective basis. The standard will not have an impact on the Company’s financial position, results of operations or cash flows.
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
Concentrations
Effective November 1, 2025, all of the Company’s lemon sales are conducted through Sunkist, which results in concentrations of credit risk related to revenues and accounts receivable. Lemon revenues sold through Sunkist represented 81% of total revenues for the nine months ended July 31, 2026 and 94% of accounts receivable, net as of July 31, 2026.
Fruit Growers Supply Company, an affiliate of Sunkist, represented 14% of accounts payable as of July 31, 2026. No additional individual vendor represented 10% of accounts payable as of July 31, 2026.
Lemons procured from third-party growers were 83% and 82% of the Company’s domestic lemon supply for the nine months ended July 31, 2026 and 2025, respectively. Two third-party growers represented 24% and 12% of growers and suppliers payable as of July 31, 2026.
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
The Company recorded current and noncurrent notes receivable representing the estimated current fair value of the expected future cash proceeds. These notes are recorded in prepaid expenses and other current assets, and other assets, respectively, on the consolidated balance sheet as of July 31, 2026. The property, plant and equipment and intangible assets sold were classified as assets held for sale as of October 31, 2025. Goodwill related to PDA was written off as part of the transaction.
The following is a summary of the transaction (in thousands):

Purchase price	$14,967
Less: easement holdback	(742)
Less: fair value adjustment	(367)
Fair value of expected future cash proceeds	$13,858
Less: net book value of assets sold
Property, plant and equipment, net	$11,900
Intangible assets, net	1,818
Goodwill	133
Total net book value of assets sold	$13,851
Gain on disposal of assets	$7

Cash proceeds received in March 2026	$6,058
Current notes receivable as of July 31, 2026	400
Noncurrent notes receivable as of July 31, 2026	7,400
Total fair value of expected cash proceeds	$13,858
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
3. Asset Sales and Disposals (continued)
Pan de Azucar and San Pablo Orchards (continued)
The Company’s foreign subsidiaries, including PDA and San Pablo, incurred aggregate foreign exchange losses, including the reclassification of the historical cumulative translation losses, of $6,115,000 and immaterial amounts for the nine months ended July 31, 2026 and 2025, respectively, and immaterial amounts for the third quarters ended July 31, 2026 and 2025. These losses are included in other (expense) income, net in the consolidated statements of operations.
Windfall Farms Property
On April 14, 2026, one of the Company’s subsidiaries, Windfall Investors, LLC, entered into a Purchase and Sale Agreement to sell an 80% undivided tenant-in-common interest in the Company’s Windfall Farms property located in Paso Robles, California for a purchase price of $16,000,000, of which $10,000,000 was to be paid in cash and $6,000,000 was to be paid via promissory note secured by a deed of trust. The property consists of approximately 724 acres of land, including approximately 400 acres of wine grapes and related improvements and infrastructure. As a result of the transactions contemplated by the Purchase and Sale Agreement, in the second quarter of fiscal year 2026 the Company recorded an impairment of $9,324,000 on the property, plant and equipment and an expected loss on disposal of $880,000 related to expected transaction costs. On June 15, 2026, the Company received written notice of termination from the potential buyer, and the proposed transaction was terminated.
On August 15, 2026, Windfall Investors, LLC entered into a Purchase and Sale Agreement with a different potential buyer to sell the Windfall Farms property for a purchase price of $15,000,000 following a public auction. The transaction is expected to close on September 14, 2026, subject to customary closing conditions. The Company has classified the related property, plant and equipment as assets held for sale as of July 31, 2026, as management believes the sale is probable of being completed within one year and all the criteria have been met to classify the assets as held for sale. As a result of the pending transaction contemplated by the second Purchase and Sale Agreement, as of July 31, 2026, the assets are measured at $14,164,000, which represents the estimated fair value, less costs to sell, based on the closed auction sales price. The Company recognized an additional impairment charge of $4,129,000 in the third quarter of fiscal year 2026, for an aggregate impairment of $13,453,000 for the nine months ended July 31, 2026. The expected loss on disposal related to transaction costs was reduced by $44,000 in the third quarter of fiscal year 2026 for a net expected loss on disposal of $836,000 as of July 31, 2026.
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2026	October 31, 2025
Prepaid supplies and insurance	$2,265	$1,398
Sales tax receivable	132	248
Income taxes receivable	81	184
Insurance proceeds receivable	—	1,510
Notes receivable	506	100
Other	1,193	1,004
	$4,177	$4,444

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
5. Real Estate Development
Real estate development assets are comprised primarily of land and land development costs and consist of the following (in thousands):

	July 31, 2026	October 31, 2025
East Area II	$11,125	$10,624
Limco Del Mar Ranch	771	4
	$11,896	$10,628
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
The Company and LLCB also entered into a Retained Property Development Agreement on the Transaction Date (the “Retained Property Agreement”). Under the terms of the Retained Property Agreement, LLCB transferred certain contributed East Area I property, which is entitled for commercial development, back to the Company (the “Retained Property”) and arranged for the design and construction of certain improvements to the Retained Property, subject to certain reimbursements by the Company. The balance in East Area II includes estimated costs incurred by and reimbursable to LLCB of $3,444,000 as of July 31, 2026 and October 31, 2025, which is included in payables to related parties in the Company’s balance sheets.
In October 2022, the Company entered into a joint venture with Lewis for the development of the Retained Property. The Company formed LLCB II, LLC (“LLCB II”) as the development entity, contributed the Retained Property to the joint venture and sold a 50% interest to Lewis. The joint venture partners will share in the capital contributions to fund project costs until loan proceeds and/or revenues are sufficient to fund the project. The Company made contributions of $350,000 and $1,900,000 to LLCB II during the nine months ended July 31, 2026 and 2025, respectively.
In July 2026, LLCB entered into a $35,000,000 unsecured Line of Credit Loan Agreement and Promissory Note (the “Loan”) with Bank of America, N.A. to fund ongoing development activities. The Loan has an initial maturity date of July 30, 2028, with a one-year extension option. As of July 31, 2026, the Loan had no outstanding balance.
In July 2026, the Company and Western Land Properties, LLC (“Western”), an affiliate of Lewis, guaranteed the obligations under the Loan. The guarantors are jointly and severally liable for all Loan obligations in the event of default by LLCB. Additionally, a Reimbursement Agreement was executed between Western and the Company, which provides for unpaid liabilities of LLCB to be shared pro-rata by Western and the Company in proportion to Lewis and the Company’s percentage interest in LLCB. As of July 31, 2026, no amount has been recorded for the loan guarantee as there is no outstanding balance on the Loan.
Through July 31, 2026, LLCB closed on lot sales representing 1,261 residential units and the Company received cash distributions of $25,009,000 since inception from LLCB. As of July 31, 2026, LLCB had cash and cash equivalents of $12,502,000.
Limco Del Mar Ranch
In fiscal year 2025, the Company announced plans to evaluate the potential development of housing at the Limco Del Mar Ranch to help address housing needs in Ventura County and to enhance long-term financial returns. The Company is actively pursuing development activities and capitalizing real estate development costs related to this project.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
6. Equity in Investments
Equity in investments consists of the following (in thousands):

	July 31, 2026	October 31, 2025
Limoneira Lewis Community Builders, LLC	$58,212	$58,416
LLCB II, LLC	13,018	12,157
Agromin-Limoneira LLC	1,973	—
Rosales	1,152	1,090
Romney Property Partnership	497	504
	$74,852	$72,167
Agromin-Limoneira LLC
In April 2026, the Company and California Wood Recycling, Inc., a California corporation dba Agromin (“Agromin”), entered into the Operating Agreement of Agromin-Limoneira LLC (“Agro-Limo”), which sets forth, among other things, the governance of Agro-Limo and specifies the respective rights, obligations and restrictions of the Company and Agromin as members, each owning a 50% membership interest, of Agro-Limo. Agro-Limo is a special purpose entity formed to design, construct and operate an organics recycling facility on land owned by the Company in Ventura County. Such facility is expected to be operational by the second half of fiscal year 2027, and the Company will lease the site to Agro-Limo and provide certain interim financing.
The Company entered into a Revolving Line of Credit Agreement (the “Loan Agreement”) with Agro-Limo providing up to $5,000,000 of financing at a variable interest rate based on the current SOFR plus 3.5%, with the interest rate adjusted quarterly. The Loan Agreement matures in October 2027. As of July 31, 2026, the Loan Agreement had an outstanding balance of $2,771,000 and was recorded within other assets.
In connection with the formation of Agro-Limo, the Company made an initial asset contribution of $1,283,000 in the second quarter of fiscal year 2026 and cash contributions of $690,000 in the third quarter of fiscal year 2026. The Company accounts for its investment in Agro-Limo under the equity method of accounting because it does not control the entity but has the ability to exercise significant influence over its operations.
Unconsolidated Significant Subsidiary
In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered “significant subsidiaries.” In evaluating its investments, there are two tests utilized to determine if equity method investees are considered significant subsidiaries: the income test and the investment test. Summarized income statement information of an equity method investee is required in an interim report if either of the two tests exceed 20% in the interim periods presented. During the year-to-date interim periods for the nine months ended July 31, 2026 and 2025, this threshold was not met for any equity investments and thus summarized income statement information is not presented in this Quarterly Report on Form 10-Q. The full audited financial statements of LLCB for the years ended October 31, 2025, 2024 and 2023 were provided as exhibits to the Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
7. Goodwill and Intangible Assets, Net
A summary of the change in the carrying amount of goodwill is as follows (in thousands):

Goodwill Carrying Amount
Balance at October 31, 2025	$1,506
PDA goodwill write off	(133)
Balance at July 31, 2026	$1,373

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
7. Goodwill and Intangible Assets, Net (continued)
Goodwill is tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. There have been no impairment charges recorded against goodwill as of July 31, 2026. As discussed in Note 3 - Asset Sales and Disposals, goodwill related to PDA was written off as part of the asset sale transaction.
Intangible assets consist of the following (in thousands):

	July 31, 2026				October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trade names and trademarks	$2,108	(1,667)	441	8	$2,108	$(1,513)	$595	8
Customer relationships	2,707	(2,401)	306	8	2,707	(2,160)	547	8
Non-competition agreement	437	(283)	154	8	437	(242)	195	8
Acquired water and mineral rights	1,284	—	1,284	Indefinite	1,284	—	1,284	Indefinite
	$6,536	$(4,351)	$2,185		$6,536	$(3,915)	$2,621
Amortization expense totaled $141,000 and $144,000 for the three months ended July 31, 2026 and 2025, respectively. Amortization expense totaled $436,000 and $433,000 for the nine months ended July 31, 2026 and 2025, respectively.
In January 2025, the Company sold acquired water rights in the Santa Paula Basin for $30,000 per acre-foot in two transactions. The total selling price was $1,440,000 and the Company recorded a gain on sales of water rights of $1,200,000.
Estimated future amortization expense of intangible assets as of July 31, 2026 is as follows (in thousands):

2026 (remaining three months)	$141
2027	294
2028	294
2029	172
$901
8. Other Assets
Other assets consist of the following (in thousands):

	July 31, 2026	October 31, 2025
Investments in mutual water companies	$8,124	$7,323
Notes receivable	7,400	41
Operating lease ROU assets	3,445	640
Finance lease assets	4,267	1,617
Related party receivables	3,443	514
Other	580	953
	$27,259	$11,088
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

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
8. Other Assets (continued)
Notes Receivable
As discussed in Note 3 - Asset Sales and Disposals, the Company has notes receivable related to the sale of the Chilean assets in November 2025.
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 31, 2026	October 31, 2025
Compensation	$733	$1,517
Property taxes	160	482
Operating expenses	2,766	4,830
Leases	2,522	871
Other	1,276	1,590
	$7,457	$9,290
10. Long-Term Debt
Long-term debt is comprised of the following (in thousands):

	July 31, 2026	October 31, 2025
AgWest Farm Credit revolving and non-revolving lines of credit: The interest rate of the revolving line of credit is variable based on the one-month SOFR, which was 3.70% at July 31, 2026, plus 3.00%. Interest is payable monthly and principal due in full July 1, 2030.	$96,970	$72,450
AgWest Farm Credit equipment loans: The interest rates are variable based on the one-month SOFR, which was 3.70% at July 31, 2026 plus 2.65%. The loans are payable in monthly installments through April and May 2031.	4,544	—
Banco de Chile COVID-19 loan: The interest rate was fixed at 4.26%. The loan was repaid in July 2026.	—	31
Total long-term debt	101,514	72,481
Less current portion	837	31
Long-term debt, less current portion	$100,677	$72,450
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
The Supplements provide aggregate borrowing capacity of $115,000,000 comprised of $114,000,000 under the Revolving Credit Supplement, and $1,000,000 under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of July 31, 2026, the Company’s outstanding borrowings under the Revolving Credit Supplement were $96,970,000 and it had $17,030,000 available to borrow.
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
The Company was also subject to a quarterly financial covenant that required it to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026, with a ratio of no more than 6.0:1.0 for the fiscal quarter ending July 31, 2026, 5.0:1.0 for the fiscal quarter ending October 31, 2026 and 4.5:1.0 for any fiscal quarter ending thereafter. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires the Company to maintain a debt to capitalization ratio of no greater than 0.45:1.00 or 45%. The Company was in compliance with this covenant as of July 31, 2026.
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
Interest is capitalized on non-bearing orchards, real estate development projects and significant construction in progress. The Company capitalized interest of $717,000 and $489,000 during the three months ended July 31, 2026 and 2025, respectively, and $2,182,000 and $733,000 for the nine months ended July 31, 2026 and 2025, respectively. Capitalized interest is included in property, plant and equipment, real estate development assets and equity in investments in the Company’s consolidated balance sheets.
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
The Company’s rental operations revenue consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Operating lease revenue	$1,669	$1,461	$4,364	$4,301
Variable lease revenue	(25)	75	125	225
Total lease revenue	$1,644	$1,536	$4,489	$4,526
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
Lease costs consist of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Operating lease costs	$322	$521	$737	$1,563
Finance lease costs:
Amortization of lease assets	257	138	601	325
Interest on lease liabilities	32	23	83	56
Variable lease costs	98	79	84	99
Short-term lease costs	221	148	562	229
Total lease costs	$930	$909	$2,067	$2,272
Supplemental balance sheet information related to leases consists of the following (in thousands):

	Classification	July 31, 2026	October 31, 2025
Assets
Operating lease ROU assets	Other assets	$3,445	$640
Finance lease assets	Other assets	4,267	1,617
		$7,712	$2,257

Liabilities
Current operating lease liabilities	Accrued liabilities	$1,090	$426
Current finance lease liabilities	Accrued liabilities	1,432	445
Non-current operating lease liabilities	Other long-term liabilities	2,349	219
Non-current finance lease liabilities	Other long-term liabilities	2,586	926
		$7,457	$2,016

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
11. Leases (continued)
Supplemental cash flow information related to leases consists of the following (in thousands):

	Nine Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$746	$1,607
Operating cash outflows from finance leases	$83	$56
Financing cash outflows from finance leases	$604	$474
ROU assets obtained in exchange for new operating lease liabilities	$3,561	$186
Leased assets obtained in exchange for new finance lease liabilities	$3,405	$1,313
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Basic net loss per common share:
Net loss applicable to common stock	$(2,993)	$(980)	$(33,965)	$(7,666)
Effect of unvested, restricted stock and preferred dividends	(122)	(16)	(257)	(52)
Numerator: Net loss for basic EPS	(3,115)	(996)	(34,222)	(7,718)
Denominator: Weighted average common shares–basic	17,962	17,854	17,932	17,823
Basic net loss per common share	$(0.17)	$(0.06)	$(1.91)	$(0.43)

Diluted net loss per common share:
Net loss for basic EPS	$(3,115)	$(996)	$(34,222)	$(7,718)
Effect of dilutive preferred stock	—	—	—	—
Numerator: Net loss for diluted EPS	(3,115)	(996)	(34,222)	(7,718)
Weighted average common shares–basic	17,962	17,854	17,932	17,823
Effect of dilutive preferred stock	—	—	—	—
Denominator: Weighted average common shares–diluted	17,962	17,854	17,932	17,823
Diluted net loss per common share	$(0.17)	$(0.06)	$(1.91)	$(0.43)
Diluted net income or loss per common share is computed using the more dilutive method of either the two-class method or the treasury stock method. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends as participating shares are included in computing earnings per share. The Company’s unvested, restricted stock awards qualify as participating shares. Diluted net loss per common share was calculated under the two-class method for the three and nine months ended July 31, 2026 and 2025.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions
The Company has transactions with equity method investments and various related parties summarized in Note 6 - Equity in Investments and in the tables below (in thousands):

		July 31, 2026			October 31, 2025
		Balance Sheet			Balance Sheet
Ref	Related-Party	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties	Receivables/Other from Related Parties, net	Other Assets	Payables to Related Parties
2	Mutual water companies	$—	$801	$433	$—	$514	$117
4	YMIDD	$506	$—	$—	$202	$—	$—
5	FGF	$1,289	$300	$757	$2,771	$514	$757
6	LLCB	$—	$—	$3,444	$—	$—	$3,444
8	Rosales	$—	$372	$403	$—	$—	$1,671
10	Law firm	$—	$—	$35	$—	$—	$—
11	Agro-Limo	$—	$2,771	$—	$—	$—	$—

		Three Months Ended July 31, 2026				Three Months Ended July 31, 2025
		Consolidated Statement of Operations				Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Other Income, Net	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$235	$—	$—	$—	$229	$—	$—
2	Mutual water companies	$—	$—	$285	$—	$—	$—	$244	$—
4	YMIDD	$305	$—	$—	$—	$302	$—	$—	$—
5	FGF	$83	$152	$—	$—	$83	$50	$—	$—
7	Principal Owner	$—	$—	$—	$—	$—	$—	$—	$243
8	Rosales	$—	$—	$—	$—	$240	$—	$1,019	$—
9	Del Mar	$—	$—	$—	$—	$94	$—	$216	$—
10	Law firm	$—	$—	$189	$—	$—	$—	$75	$—
11	Agro-Limo	$—	$185	$—	$21	$—	$—	$—	$—
12	Third party growers	$268	$—	$105	$—	$—	$—	$—	$—

		Nine Months Ended July 31, 2026					Nine Months Ended July 31, 2025
		Consolidated Statement of Operations					Consolidated Statement of Operations
Ref	Related-Party	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Other Income, Net	Dividends Paid	Net Revenue Agribusiness	Net Revenue Other Operations	Agribusiness Expense and Other	Dividends Paid
1	Employees	$—	$694	$—	$—	$—	$—	$693	$—	$—
2	Mutual water companies	$—	$—	$1,155	$—	$—	$—	$—	$1,088	$—
4	YMIDD	$915	$—	$78	$—	$—	$987	$—	$82	$—
5	FGF	$248	$185	$—	$—	$—	$248	$150	$—	$—
7	Principal Owner	$—	$—	$—	$—	$220	$—	$—	$—	$734
8	Rosales	$7	$—	$287	$—	$—	$3,320	$—	$1,908	$—
9	Del Mar	$—	$—	$—	$—	$—	$206	$—	$216	$—
10	Law firm	$—	$—	$331	$—	$—	$—	$—	$208	$—
11	Agro-Limo	$—	$185	$—	$21	$—	$—	$—	$—	$—
12	Third party growers	$268	$—	$105	$—	$—	$—	$—	$—	$—

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
13. Related-Party Transactions (continued)
(1) Employees - The Company rents certain of its residential housing assets to employees on a month-to-month basis and records rental income from employees.
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
(5) FGF Trapani (“FGF”) - FGF is a 49% partner in the Trapani Fresh joint venture in Argentina, and the Company had a receivable from FGF for lemon sales and the sale of packing supplies and a payable due to FGF for fruit purchases and services. The Company records revenue and receivables related to the licensing of intangible assets to FGF. The Company leases the Santa Clara ranch to FGF, and records rental revenue related to the leased land. In the second and third quarters of fiscal year 2026, the Company recorded a total reserve of $1,884,000 against the receivable which is recorded in selling, general and administrative expenses.
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
(9) Limco Del Mar, Ltd. (“Del Mar”) - The Company has an interest in Del Mar as a general partner and as a limited partner. Through August 3, 2025, the Company provided Del Mar with farm management services and Del Mar marketed lemons through the Company. The Company recorded revenue for farm management services provided to Del Mar in the first nine months of fiscal year 2025.
(10) Law firm - One of the Company’s directors is a partner at a law firm which provides legal services to the Company and the Company had amounts due for such services.
(11) Agro-Limo - The Company has an equity interest in Agro-Limo as noted in Note 6 - Equity in Investments. The Company has a receivable and interest income from Agro-Limo related to a Revolving Line of Credit for facility construction and recorded leased land revenue.
(12) Third party growers - A member of the Company’s board of directors and a member of management are third-party growers that market lemons through the Company, and the Company had immaterial amounts due to such growers for lemon procurement.
14. Income Taxes
The effective tax rate for the nine months ended July 31, 2026 differs from the federal statutory tax rate of 21% mainly due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. The Company has no material uncertain tax positions as of July 31, 2026. The Company recognizes interest expense and penalties related to income tax matters as a component of income tax expense. There was no material accrued interest or penalties associated with uncertain tax positions as of July 31, 2026.

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
Exchange of Common Stock
During the nine months ended July 31, 2026 and 2025, members of management exchanged 29,187 and 53,769 shares of common stock with fair values totaling $423,000 and $1,326,000, respectively, at the dates of the exchanges, for the payment of payroll taxes associated with the vesting of restricted stock under the Stock Plan.

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
The Company adopted ASU 2023-07 as of fiscal year 2025 and, as a result, expanded its segment information to include significant segment expenses and other segment items. Other segment items for the lemon packing segment include lease expenses, utilities, repairs and maintenance, professional assessments and fees, insurance, property taxes, shipping, cold storage, custom packing and other packinghouse operational expenses. Other segment items for the other agribusiness segment are primarily shipping expenses. Other segment items in Corporate and Other include rental and operations expenses. Prior year information has been recast to conform to the current year presentation.
Segment information for the three months ended July 31, 2026 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$17,864	$15,891	$8,029	$381	$42,165	$1,644	$43,809
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	5,248	—	—	5,248	—	5,248
Packing supplies and fruit treatments	—	3,758	—	—	3,758	—	3,758
Harvest costs	2,210	—	1,306	—	3,516	—	3,516
Growing costs	1,360	—	4,065	239	5,664	—	5,664
Third party grower and supplier costs	12,926	—	—	—	12,926	—	12,926
Other segment items	—	4,428	—	—	4,428	871	5,299
Impairment of assets	—	—	—	—	—	4,129	4,129
Loss and expected loss on disposal of assets, net	—	—	—	—	—	335	335
Selling, general and administrative	—	—	—	—	—	3,946	3,946
Total costs and expenses, excluding depreciation and amortization	16,496	13,434	5,371	239	35,540	9,281	44,821
Depreciation and amortization	—	—	—	—	1,712	236	1,948
Operating (loss) income	$1,368	$2,457	$2,658	$142	$4,913	$(7,873)	$(2,960)
Total other expense							(1,016)
Loss before income tax benefit							$(3,976)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the three months ended July 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$19,630	$14,556	$8,488	$3,268	$45,942	$1,536	$47,478
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	6,008	—	—	6,008	—	6,008
Packing supplies and fruit treatments	—	3,801	—	—	3,801	—	3,801
Harvest costs	2,815	—	1,073	21	3,909	—	3,909
Growing costs	1,480	—	2,660	(84)	4,056	—	4,056
Third party grower and supplier costs	16,510	—	—	2,160	18,670	—	18,670
Other segment items	—	2,915	—	449	3,364	913	4,277
Loss on disposal of assets, net	—	—	—	—	—	15	15
Selling, general and administrative	—	—	—	—	—	4,890	4,890
Total costs and expenses, excluding depreciation and amortization	20,805	12,724	3,733	2,546	39,808	5,818	45,626
Depreciation and amortization	—	—	—	—	2,242	240	2,482
Operating (loss) income	$(1,175)	$1,832	$4,755	$722	$3,892	$(4,522)	$(630)
Total other expense							(104)
Loss before income tax provision							$(734)
Segment information for the nine months ended July 31, 2026 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$37,094	$34,188	$8,302	$1,867	$81,451	$4,489	$85,940
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	13,354	—	—	13,354	—	13,354
Packing supplies and fruit treatments	—	8,257	—	—	8,257	—	8,257
Harvest costs	4,219	—	1,359	115	5,693	—	5,693
Growing costs	4,856	—	4,251	1,113	10,220	—	10,220
Third party grower and supplier costs	29,868	—	—	32	29,900	—	29,900
Other segment items	—	10,570	—	24	10,594	2,615	13,209
Impairment of assets	—	—	—	—	—	13,453	13,453
Loss and expected loss on disposal of assets, net	—	—	—	—	—	8,229	8,229
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	13,824	13,824
Total costs and expenses, excluding depreciation and amortization	38,943	32,181	5,610	1,284	78,018	37,007	115,025
Depreciation and amortization	—	—	—	—	5,411	709	6,120
Operating (loss) income	$(1,849)	$2,007	$2,692	$583	$(1,978)	$(33,227)	$(35,205)
Total other expense							(8,385)
Loss before income tax benefit							$(43,590)

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
17. Segment Information (continued)
Segment information for the nine months ended July 31, 2025 is as follows (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$49,532	$40,219	$11,430	$11,195	$112,376	$4,526	$116,902
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	14,767	—	—	14,767	—	14,767
Packing supplies and fruit treatments	—	9,742	—	—	9,742	—	9,742
Harvest costs	5,686	—	1,325	76	7,087	—	7,087
Growing costs	5,929	—	4,068	1,687	11,684	—	11,684
Third party grower and supplier costs	39,432	—	—	6,028	45,460	—	45,460
Other segment items	—	10,932	—	1,699	12,631	2,748	15,379
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	27	27
Selling, general and administrative	—	—	—	—	—	16,958	16,958
Total costs and expenses, excluding depreciation and amortization:	51,047	35,441	5,393	9,490	101,371	18,245	119,616
Depreciation and amortization	—	—	—	—	5,882	725	6,607
Operating (loss) income	$(1,515)	$4,778	$6,037	$1,705	$5,123	$(14,444)	$(9,321)
Total other income							45
Loss before income tax benefit							$(9,276)
Revenue related to rental operations are included in “Corporate and Other.” The detail of other agribusiness revenues is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Oranges	$—	$1,696	$20	$4,838
Specialty citrus and wine grapes	—	618	687	1,792
Farm management	—	102	—	1,622
Other	381	852	1,160	2,943
Other agribusiness revenues	$381	$3,268	$1,867	$11,195
18. Series B and Series B-2 Preferred Stock and Treasury Stock
Series B and Series B-2 Preferred Stock
In 1997, the Company designated 30,000 shares of Class B Preferred Stock as $8.75 Voting Preferred Stock, $100.00 Par Value, Series B (the “Series B Stock”). The holders of shares of Series B Stock are entitled to receive cumulative cash dividends at an annual rate of 8.75% of par value. Such dividends are payable quarterly on the first day of January, April, July and October in each year. In May 2026, the holders of the Series B Stock elected to convert 1,479 shares of Series B Stock into 18,488 common shares.
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
On March 23, 2026, the Board of Directors paused regular cash dividends on the Company’s outstanding common stock, as well as dividends on the Series B Stock and Series B-2 Preferred Stock. As of July 31, 2026, (i) 13,311 shares of Series B Stock and 9,300 shares of Series B-2 Preferred Stock were issued and outstanding; (ii) the dividend arrearages on Series B Stock were $4.38 per share, representing an aggregate allocation of $58,000; and (iii) the dividend arrearages on Series B-2 Preferred Stock were $20.00 per share, representing an aggregate allocation of $186,000.

LIMONEIRA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
18. Series B and Series B-2 Preferred Stock and Treasury Stock (continued)
Treasury Stock Share Repurchase Program
In March 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30,000,000 of its shares of outstanding common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase any shares. No shares have been repurchased under this program as of July 31, 2026.
19. Insurance Proceeds
During the first nine months of fiscal year 2026, the Company received aggregate insurance proceeds of $5,444,000 related to combined business interruption and casualty loss claims arising from incidents at its packinghouses. In the first quarter of fiscal year 2026, $3,155,000 was recorded as a reduction of agribusiness expenses. In the second quarter of fiscal year 2026, $1,175,000 was recorded as a reduction of agribusiness expenses and $1,114,000 was recorded in other operating income. On September 2, 2026, the Company received confirmation from its insurance company that an additional $2,000,000 of insurance proceeds is to be paid for such claims. The Company anticipates receiving these additional insurance proceeds in the fourth quarter of fiscal year 2026 at which time income will be recognized for the amounts received.
20. Subsequent Events
The Company evaluated events subsequent to July 31, 2026 through the date of this filing, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Based upon this evaluation, except as described in the notes to consolidated financial statements, it was determined that no other subsequent events occurred that required recognition or disclosure in the unaudited consolidated financial statements.

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
We are one of California’s oldest lemon growers and according to the California Avocado Commission, we are one of the largest growers of avocados in the United States. In addition to growing lemons and avocados, we grow wine grapes. We have agricultural plantings throughout Ventura and San Luis Obispo Counties in California and Jujuy, Argentina, which collectively consist of approximately 1,700 acres of lemons, 1,700 acres of avocados and 400 acres of wine grapes. We also operate our own packinghouse in Santa Paula, California, where we process and pack lemons that we grow, as well as lemons grown by others. We have a 51% interest in a joint venture, Trapani Fresh Consorcio de Cooperacion (“Trapani Fresh”), a lemon orchard in Argentina. We have a 47% interest in Rosales S.A. (“Rosales”), a citrus packing, marketing and sales business located near La Serena, Chile. We have a 90% interest in Fruticola Pan de Azucar S.A. (“PDA”) and a 100% interest in Agricola San Pablo, SpA (“San Pablo”). Through November 7, 2025, PDA and San Pablo owned lemon and orange orchards located near La Serena, Chile.
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
For more than 130 years, we have been making strategic investments in California agriculture and real estate. We currently have an interest in three real estate development projects in California. These projects include multi-family housing, single-family homes and apartments of approximately 800 units in various stages of planning and development, as well as entitlement efforts related to Ventura County farmland.
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
Historically, our agribusiness division has been seasonal in nature, with quarterly revenues fluctuating depending on the timing and variety of crops being harvested. Growing costs, also referred to as cultural costs, in our agribusiness division tend to be lower in the first and second quarters and higher in the third and fourth quarters because of the timing of expensing cultural costs in the current year that were inventoried in the prior year. Our harvest costs generally increase in the second quarter and peak in the third quarter. In connection with the Sunkist Agreement, lemon revenues are expected to peak in the third and fourth quarters.

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
Southern California is experiencing above average precipitation for the 2025 to 2026 rainfall season. As of July 31, 2026, Ventura County was free from general drought conditions. We continue to assess the impact drought conditions may have on our California orchards.
In August 2026, the U.S. Bureau of Reclamation announced that Lake Mead will continue to operate in a Tier 1 shortage in 2027, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. In response to this and prior years’ water shortages, we entered into fallowing agreements during fiscal years 2022 and 2023, and in February 2025, extended an existing fallowing agreement through calendar year 2026. In April 2026, we made a decision to remove all of our remaining lemon orchards in Yuma, Arizona. This decision aligns with our strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops. We continue to assess the impact these ongoing water reductions may have on our Arizona land.

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
On April 14, 2026, the Company and California Wood Recycling, Inc., a California corporation dba Agromin (“Agromin”), entered into the Operating Agreement of Agromin-Limoneira LLC (“Agro-Limo”), which was formed for the purpose of facilitating a 50/50 joint venture between the Company and Agromin to design, construct and operate an organics recycling facility on land owned by the Company in Ventura County. Such facility is expected to be operational by the second half of fiscal year 2027 and the Company will lease the site to Agro-Limo and provide certain interim financing.
In April 2026, we made the decision to cease citrus farming operations on the remaining 600 lemon acres located at our Associated Citrus Packers property in Yuma, Arizona. This decision aligns with our strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low-water-use crops. As a result, we recorded a loss on disposal of assets of $7.2 million in the second quarter of fiscal year 2026.
On April 14, 2026, our subsidiary, Windfall Investors, LLC, entered into a Purchase and Sale Agreement to sell an 80% undivided tenant-in-common interest in our Windfall Farms property located in Paso Robles, California, consisting of approximately 724 acres of land, including approximately 400 acres of wine grapes and related improvements and infrastructure. The aggregate purchase price was $16.0 million, consisting of $10.0 million in cash and a $6.0 million promissory note secured by a deed of trust. As a result of the pending transactions contemplated by such Purchase and Sale Agreement, in the second quarter of fiscal year 2026 we recorded an impairment of $9.3 million on the property, plant and equipment and an expected loss on disposal of $0.9 million related to expected transaction costs. On June 15, 2026, we received written notice of termination from the potential buyer and the proposed transaction was terminated.
On August 15, 2026, our subsidiary, Windfall Investors, LLC, entered into a Purchase and Sale Agreement with a different potential buyer to sell the Windfall Farms property for a purchase price of $15.0 million following a public auction. The transaction is expected to close on September 14, 2026, subject to customary closing conditions. As a result of the pending transaction contemplated by the second Purchase and Sale Agreement, the Company recognized an additional impairment charge of $4.1 million in the third quarter of fiscal year 2026, for an aggregate impairment of $13.5 million for the nine months ended July 31, 2026.

Results of Operations
The following table shows the results of operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net revenues:
Agribusiness	$42,165	$45,942	$81,451	$112,376
Other operations	1,644	1,536	4,489	4,526
Total net revenues	43,809	47,478	85,940	116,902
Costs and expenses:
Agribusiness	37,252	42,050	83,429	107,253
Other operations	1,038	1,086	3,120	3,266
Impairment of assets	4,129	—	13,453	—
Gain on sales of water rights	—	—	—	(1,488)
Loss and expected loss on disposal of assets, net	335	15	8,229	27
Other operating income	—	—	(1,114)	—
Selling, general and administrative	4,015	4,957	14,028	17,165
Total costs and expenses	46,769	48,108	121,145	126,223
Operating loss:
Agribusiness	4,913	3,892	(1,978)	5,123
Other operations	606	450	1,369	1,260
Impairment of assets	(4,129)	—	(13,453)	—
Gain on sales of water rights	—	—	—	1,488
Loss and expected loss on disposal of assets, net	(335)	(15)	(8,229)	(27)
Other operating income	—	—	1,114	—
Selling, general and administrative	(4,015)	(4,957)	(14,028)	(17,165)
Operating loss	(2,960)	(630)	(35,205)	(9,321)
Other (expense) income:
Interest income	28	22	152	50
Interest expense, net of patronage dividends	(1,114)	(410)	(2,453)	(898)
Equity in earnings (losses) of investments, net	62	274	(149)	867
Other income (expense), net	8	10	(5,935)	26
Total other (expense) income	(1,016)	(104)	(8,385)	45
Loss before income tax benefit (provision)	(3,976)	(734)	(43,590)	(9,276)
Income tax benefit (provision)	1,025	(182)	9,002	1,924
Net loss	(2,951)	(916)	(34,588)	(7,352)
Net (income) loss attributable to noncontrolling interests, net	(42)	61	748	62
Net loss attributable to Limoneira Company	$(2,993)	$(855)	$(33,840)	$(7,290)

Non-GAAP Financial Measures
Due to significant depreciable assets associated with the nature of our operations and interest costs associated with our capital structure, management believes that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which excludes stock-based compensation, impairment of assets, loss and expected loss on disposal of assets, net, and foreign currency gains or losses, are important measures to evaluate our results of operations between periods on a more comparable basis. Beginning in fiscal year 2026, adjusted EBITDA excludes foreign currency gains or losses, as management believes this is a better representation of cash generated by operations. Foreign currency losses were immaterial in fiscal year 2025 and, therefore, were not separately adjusted. Such measurements are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to reported results determined in accordance with GAAP. The non-GAAP information provided is unique to us and may not be consistent with methodologies used by other companies.
EBITDA and adjusted EBITDA are summarized and reconciled to net loss attributable to Limoneira Company, which management considers to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net loss attributable to Limoneira Company	$(2,993)	$(855)	$(33,840)	$(7,290)
Interest income	(28)	(22)	(152)	(50)
Interest expense, net of patronage dividends	1,114	410	2,453	898
Income tax (benefit) provision	(1,025)	182	(9,002)	(1,924)
Depreciation and amortization	1,948	2,482	6,120	6,607
EBITDA	$(984)	$2,197	$(34,421)	$(1,759)
Stock-based compensation	388	762	1,034	2,245
Impairment of assets	4,129	—	13,453	—
Loss and expected loss on disposal of assets, net	335	15	8,229	27
Foreign currency (gains) losses	(5)	—	6,115	—
Adjusted EBITDA	$3,863	$2,974	$(5,590)	$513
Three Months Ended July 31, 2026 Compared to the Three Months Ended July 31, 2025
Revenues
Total net revenues were $43.8 million for the three months ended July 31, 2026, compared to $47.5 million for the same period of fiscal year 2025. The 8% decrease of $3.7 million was primarily due to decreased agribusiness revenues from oranges and specialty citrus and wine grapes as detailed below ($ in thousands):

	Three Months Ended July 31,
	2026	2025	Change
Lemons	$33,755	$34,186	$(431)	(1)%
Avocados	8,029	8,488	(459)	(5)%
Oranges	—	1,696	(1,696)	(100)%
Specialty citrus and wine grapes	—	618	(618)	(100)%
Farm management	—	102	(102)	(100)%
Other	381	852	(471)	(55)%
Agribusiness revenues	$42,165	$45,942	$(3,777)	(8)%

•Lemons: The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to our transition to Sunkist, which resulted in decreased brokered lemons and other lemon sales, partially offset by increased fresh lemon carton sales driven primarily by higher prices. Fresh lemon carton sales were $27.3 million and $23.8 million on 1,373,000 and 1,397,000 cartons of lemons sold at average per carton prices of $19.88 and $17.02, for the third quarter of fiscal years 2026 and 2025, respectively. Fresh lemon carton sales and per carton prices for the third quarter of fiscal year 2026 are net of the Sunkist marketing fee. Brokered lemons and other lemon sales were immaterial and $3.8 million for the third quarter of fiscal years 2026 and 2025, respectively. Lemon revenue included pack handling revenue of $6.0 million and $6.1 million for the third quarter of fiscal years 2026 and 2025, respectively, and lemon by-product sales of $0.5 million for the third quarters of fiscal years 2026 and 2025.
•Avocados: The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to lower prices, partially offset by increased volume of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 7,013,000 and 5,654,000 pounds of avocados at average per pound prices of $1.15 and $1.50, for the third quarter of fiscal years 2026 and 2025, respectively.
•Oranges: The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily related to the transition of our citrus brokerage operations to Sunkist.
•Specialty citrus and wine grapes: The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased specialty citrus sales related to the transition of our citrus brokerage operations to Sunkist.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, primarily due to decreased shipping revenue. The Company no longer provides shipping services under the Sunkist Agreement.
Other operations revenue was $1.6 million for the third quarter of fiscal year 2026, compared to $1.5 million for the same period of fiscal year 2025.
Costs and Expenses
Total costs and expenses were $46.8 million for the three months ended July 31, 2026, compared to $48.1 million for the same period of fiscal year 2025. The 3% decrease of $1.3 million was primarily due to decreases in agribusiness costs and expenses and selling, general and administrative expenses, partially offset by impairment of the Windfall Farms property assets and loss on disposal of assets in the third quarter of fiscal year 2026. Agribusiness costs and expenses are detailed below ($ in thousands):

	Three Months Ended July 31,
	2026	2025	Change
Packing costs	$13,434	$12,724	$710	6%
Harvest costs	3,516	3,910	(394)	(10)%
Growing costs	5,664	4,056	1,608	40%
Third-party grower and supplier costs	12,926	18,670	(5,744)	(31)%
Other costs	—	448	(448)	(100)%
Depreciation and amortization	1,712	2,242	(530)	(24)%
Agribusiness costs and expenses	$37,252	$42,050	$(4,798)	(11)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. We packed and sold 1,373,000 and 1,397,000 cartons of lemons at average per carton costs of $9.79 and $9.11, for the third quarter of fiscal years 2026 and 2025, respectively. The increase in per carton packing costs was primarily due to increased costs related to shipping and cold storage of lemons.
•Harvest costs: The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of lemons harvested, partially offset by higher avocado volume.

•Growing costs: Growing costs consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The increase for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to farming operational decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease for the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased costs for brokered fruit of $7.3 million, partially offset by increased costs for third-party grower fruit of $1.6 million. The increase in third-party grower fruit was primarily due to higher prices of third-party grower fruit sold. We incurred costs for third-party grower fruit of $13.1 million and $11.5 million, for the third quarter of fiscal years 2026 and 2025, respectively. Of the 1,373,000 and 1,397,000 cartons of lemons packed and sold, 1,002,000 (73%) and 1,012,000 (72%) were procured from third-party growers at average per carton prices of $13.03 and $11.35, for the third quarter of fiscal years 2026 and 2025, respectively.
•Other costs: The decrease in the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was due to decreased freight costs.
•Depreciation and amortization: The decrease in the third quarter of fiscal year 2026, compared to the same period of fiscal year 2025, was due to asset disposals.
Other operations expenses were $1.0 million in the third quarter of fiscal year 2026, compared to $1.1 million in the same period of fiscal year 2025.
Impairment of assets was $4.1 million for the third quarter of fiscal year 2026, due to impairment of the Windfall Farms property assets.
Loss and expected loss on disposal of assets, net was $0.3 million for the third quarter of fiscal year 2026, compared to an immaterial loss for the same period of fiscal year 2025. The increase was due to the disposal of miscellaneous agricultural equipment.
Selling, general and administrative costs and expenses were $4.0 million for the third quarter of fiscal year 2026, compared to $5.0 million for the same period of fiscal year 2025. The 20% decrease of $1.0 million was primarily due to:
•$0.6 million net decrease in salaries, benefits, incentive compensation and other selling expenses, primarily related to transition of the Company’s sales and marketing function to Sunkist;
•$0.6 million net decrease in other general and administrative expenses; and
•$0.2 million increase in allowance for foreign related-party receivables.
Other Expense
Total other expense was $1.0 million for the third quarter of fiscal year 2026, compared to $0.1 million for the same period of fiscal year 2025. The increase in other expense of $0.9 million was primarily due to:
•$0.7 million increase in interest expense, net of patronage dividends; and
•$0.2 million decrease in equity in earnings of investments, net.
Income Taxes
We recorded an estimated income tax benefit of $1.0 million and a provision of $0.2 million on pre-tax loss of $4.0 million and $0.7 million, for the third quarter of fiscal years 2026 and 2025, respectively. The tax benefit recorded for the third quarter of fiscal year 2026 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. As of July 31, 2026, our projected annual effective blended tax rate for fiscal year 2026, excluding discrete items, is approximately 21.5%.
Net (Income) Loss Attributable to Noncontrolling Interests, Net
Net (income) loss attributable to noncontrolling interests, net for the third quarter of fiscal year 2026 represents 10% of PDA’s net loss, 49% of Trapani Fresh’s net income and 45.1% of Del Mar’s net income. Net loss attributable to noncontrolling interests, net for the third quarter of fiscal year 2025 represents 10% of PDA’s net loss and 49% of Trapani Fresh’s net loss.

Nine Months Ended July 31, 2026 Compared to the Nine Months Ended July 31, 2025
Revenues
Total net revenues were $85.9 million for the nine months ended July 31, 2026, compared to $116.9 million for the same period of fiscal year 2025. The 26% decrease of $31.0 million was primarily due to decreased agribusiness revenues from lemons, avocados, oranges, farm management and other as detailed below ($ in thousands):

	Nine Months Ended July 31,
	2026	2025	Change
Lemons	$71,282	$89,751	$(18,469)	(21)%
Avocados	8,302	11,430	(3,128)	(27)%
Oranges	20	4,838	(4,818)	(100)%
Specialty citrus and wine grapes	687	1,792	(1,105)	(62)%
Farm management	—	1,622	(1,622)	(100)%
Other	1,160	2,943	(1,783)	(61)%
Agribusiness revenues	$81,451	$112,376	$(30,925)	(28)%
•Lemons: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to our transition to Sunkist, which resulted in decreased volume of fresh lemon carton sales and brokered lemons and other lemon sales, partially offset by higher prices of fresh lemon carton sales. Fresh lemon carton sales were $56.3 million and $64.6 million on 3,082,000 and 3,901,000 cartons of lemons sold at average per carton prices of $18.25 and $16.57, for the first nine months of fiscal years 2026 and 2025, respectively. Fresh lemon carton sales and per carton prices for the first nine months of fiscal year 2026 are net of the Sunkist marketing fee. Brokered lemons and other lemon sales were $1.0 million and $8.5 million for the first nine months of fiscal years 2026 and 2025, respectively, primarily due to the sale of our Chilean farms and the transition of our brokerage operations to Sunkist. Lemon revenue included pack handling revenue of $13.2 million and $15.3 million and lemon by-product sales of $0.8 million and $1.4 million for the first nine months of fiscal years 2026 and 2025, respectively.
•Avocados: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to lower prices, partially offset by increased volume of avocados sold. The California avocado crop typically experiences alternating years of high and low production due to plant physiology. We sold 7,298,000 and 6,959,000 pounds of avocados at average per pound prices of $1.14 and $1.64, for the first nine months of fiscal years 2026 and 2025, respectively.
•Oranges: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was related to the sale of our Chilean farms and the transition of our citrus brokerage operations to Sunkist.
•Specialty citrus and wine grapes: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased specialty citrus sales related to the transition of our citrus brokerage operations to Sunkist, partially offset by increased wine grape sales.
•Farm management: Farm management revenue for the first nine months of fiscal year 2025 was comprised primarily of farming, management and operations services provided to the Northern Properties prior to the termination of the agreement effective March 31, 2025. No farm management services were provided during the first nine months of fiscal year 2026.
•Other: Other revenue, comprised primarily of fallowing and shipping, decreased for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, primarily due to decreased shipping revenue. The Company no longer provides shipping services under the Sunkist Agreement.
Other operations revenue for the first nine months of fiscal year 2026 was similar compared to the same period of fiscal year 2025 at $4.5 million.

Costs and Expenses
Total costs and expenses were $121.1 million for the first nine months of fiscal year 2026, compared to $126.2 million for the same period of fiscal year 2025. The 4% decrease of $5.1 million was primarily due to a decrease in agribusiness costs and expenses and a decrease in selling, general and administrative expenses plus other operating income, partially offset by impairment of the Windfall Farms property assets and loss on disposal of the lemon orchards in Yuma, Arizona in the first nine months of fiscal year 2026, and by gains on sales of water rights in the first quarter of fiscal year 2025. Agribusiness costs and expenses are detailed below ($ in thousands):

	Nine Months Ended July 31,
	2026	2025	Change
Packing costs	$32,181	$35,441	$(3,260)	(9)%
Harvest costs	5,693	7,088	(1,395)	(20)%
Growing costs	10,220	11,684	(1,464)	(13)%
Third-party grower and supplier costs	29,900	45,460	(15,560)	(34)%
Other costs	24	1,698	(1,674)	(99)%
Depreciation and amortization	5,411	5,882	(471)	(8)%
Agribusiness costs and expenses	$83,429	$107,253	$(23,824)	(22)%
•Packing costs: Packing costs consist primarily of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. We packed and sold 3,082,000 and 3,901,000 cartons of lemons at average per carton costs of $10.44 and $9.09, for the first nine months of fiscal years 2026 and 2025, respectively. The increase in per carton packing costs was primarily due to decreased volume and increased costs related to shipping and cold storage of lemons.
•Harvest costs: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to decreased volume of lemons harvested.
•Growing costs: Growing costs consist of orchard maintenance costs such as cultivation, fertilization and soil amendments, pest control, pruning and irrigation. The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was primarily due to the termination of the farm management agreement effective March 31, 2025 and farming operational decisions made in response to weather, harvest timing and crop conditions.
•Third-party grower and supplier costs: We sell fruit that we grow and fruit that we procure from other growers and suppliers. The cost of procuring fruit from other growers and suppliers is referred to as third-party grower and supplier costs. The decrease in third-party grower fruit was primarily due to decreased volume of third-party grower fruit packed and sold, partially offset by higher prices of third-party grower fruit sold. Brokered fruit costs were $0.5 million and $12.2 million, respectively, and costs for third-party grower fruit were $29.5 million and $33.3 million for the first nine months of fiscal years 2026 and 2025, respectively. The decrease in third-party grower fruit was primarily due to decreased volume of third-party grower fruit packed and sold, partially offset by higher prices of third-party grower fruit sold. Of the 3,082,000 and 3,901,000 cartons of lemons packed and sold, 2,548,000 (83%) and 3,215,000 (82%) were procured from third-party growers at average per carton prices of $11.56 and $10.36, for the first nine months of fiscal years 2026 and 2025, respectively.
•Other costs: The decrease for the first nine months of fiscal year 2026, compared to the same period of fiscal year 2025, was due to decreased freight costs.
•Depreciation and amortization: Depreciation and amortization was $5.4 million for the first nine months of fiscal year 2026, compared to $5.9 million in the same period of fiscal year 2025.
Other operations expenses were $3.1 million for the first nine months of fiscal year 2026, compared to $3.3 million for the same period of fiscal year 2025.
Impairment of assets was $13.5 million for the first nine months of fiscal year 2026, due to impairment of the Windfall Farms property assets.
There were no sales of water rights for the first nine months of fiscal year 2026. Gain on sales of water rights was $1.5 million for the first nine months of fiscal year 2025, due to three separate sale transactions of Santa Paula Basin water pumping rights.

Loss and expected loss on disposal of assets, net was $8.2 million for the first nine months of fiscal year 2026, compared to an immaterial loss for the same period of fiscal year 2025. The increase was primarily due to our decision to remove all of our remaining lemon orchards in Yuma, Arizona. This decision aligns with the Company’s strategic plan to monetize Class 3 Colorado River water rights by conserving water via crop substitution to low water use crops.
Other operating income was $1.1 million for the first nine months of fiscal year 2026, related to proceeds from the settlement of insurance claims.
Selling, general and administrative costs and expenses were $14.0 million for the first nine months of fiscal year 2026, compared to $17.2 million for the same period of fiscal year 2025. The 18% decrease of $3.2 million was primarily due to:
•$3.5 million net decrease in salaries, benefits, incentive compensation and other selling expenses, primarily related to transition of the Company’s sales and marketing function to Sunkist;
•$1.6 million net decrease in other general and administrative expenses; and
•$1.9 million increase in allowance for foreign related-party receivables.
Other (Expense) Income
Total other expense was $8.4 million for the first nine months of fiscal year 2026, compared to immaterial total other income for the same period of fiscal year 2025. The increase in other expense of $8.4 million was primarily due to:
•$6.0 million increase of other expense, primarily due to foreign exchange losses;
•$1.5 million increase of interest expense, net of patronage dividends; and
•$1.0 million decrease of equity in earnings of investments, net, primarily due to LLCB’s losses in the first nine months of fiscal year 2026.
Income Taxes
We recorded an estimated income tax benefit of $9.0 million and $1.9 million on pre-tax loss of $43.6 million and $9.3 million, for the first nine months of fiscal years 2026 and 2025, respectively. The tax benefit recorded for the first nine months of fiscal year 2026 differs from the U.S. federal statutory tax rate of 21.0% primarily due to foreign jurisdictions that are taxed at different rates, state taxes, tax impact of stock-based compensation, executive compensation, nondeductible tax items and valuation allowances on certain deferred tax assets of foreign subsidiaries. As of July 31, 2026, our projected annual effective blended tax rate for fiscal year 2026, excluding discrete items, is approximately 21.5%.
Net Loss Attributable to Noncontrolling Interests, Net
Net loss attributable to noncontrolling interests, net for the first nine months of fiscal year 2026 represents 10% of PDA’s net income, 49% of Trapani Fresh’s net loss and 45.1% of Del Mar’s net loss. Net loss attributable to noncontrolling interests, net for the first nine months of fiscal year 2025 represents 10% of PDA’s net income and 49% of Trapani Fresh’s net loss.
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

Three Months Ended July 31, 2026 Compared to the Three Months Ended July 31, 2025
The following table shows the segment results of operations for the three months ended July 31, 2026 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$17,864	$15,891	$8,029	$381	$42,165	$1,644	$43,809
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	5,248	—	—	5,248	—	5,248
Packing supplies and fruit treatments	—	3,758	—	—	3,758	—	3,758
Harvest costs	2,210	—	1,306	—	3,516	—	3,516
Growing costs	1,360	—	4,065	239	5,664	—	5,664
Third party grower and supplier costs	12,926	—	—	—	12,926	—	12,926
Other segment items	—	4,428	—	—	4,428	871	5,299
Impairment of assets	—	—	—	—	—	4,129	4,129
Loss and expected loss on disposal of assets, net	—	—	—	—	—	335	335
Selling, general and administrative	—	—	—	—	—	3,946	3,946
Total costs and expenses, excluding depreciation and amortization	16,496	13,434	5,371	239	35,540	9,281	44,821
Depreciation and amortization	—	—	—	—	1,712	236	1,948
Operating (loss) income	$1,368	$2,457	$2,658	$142	$4,913	$(7,873)	$(2,960)
The following table shows the segment results of operations for the three months ended July 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$19,630	$14,556	$8,488	$3,268	$45,942	$1,536	$47,478
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	6,008	—	—	6,008	—	6,008
Packing supplies and fruit treatments	—	3,801	—	—	3,801	—	3,801
Harvest costs	2,815	—	1,073	21	3,909	—	3,909
Growing costs	1,480	—	2,660	(84)	4,056	—	4,056
Third party grower and supplier costs	16,510	—	—	2,160	18,670	—	18,670
Other segment items	—	2,915	—	449	3,364	913	4,277
Loss on disposal of assets, net	—	—	—	—	—	15	15
Selling, general and administrative	—	—	—	—	—	4,890	4,890
Total costs and expenses, excluding depreciation and amortization	20,805	12,724	3,733	2,546	39,808	5,818	45,626
Depreciation and amortization	—	—	—	—	2,242	240	2,482
Operating (loss) income	$(1,175)	$1,832	$4,755	$722	$3,892	$(4,522)	$(630)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $17.9 million for the third quarter of fiscal year 2026, compared to $19.6 million for the same period of fiscal year 2025. The 9% decrease of $1.7 million was primarily due to:
•Brokered lemons and other lemon sales decrease of $3.8 million;
•Lemon by-products sales net of pack charge decrease of $0.2 million; and
•Fresh carton sales net of pack charge increase of $2.3 million.

Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $16.5 million for the third quarter of fiscal year 2026, compared to $20.8 million for the same period of fiscal year 2025. The 21% decrease of $4.3 million was primarily due to:
•Third-party grower and supplier costs decrease of $3.6 million;
•Harvest costs decrease of $0.6 million; and
•Growing costs decrease of $0.1 million.
Lemon Packing
Lemon packing segment revenue is comprised primarily of pack charge revenue and pack handling revenue. Our lemon packing segment total net revenues were $15.9 million for the third quarter of fiscal year 2026, compared to $14.6 million for the same period of fiscal year 2025. The 9% increase of $1.3 million was primarily due to an increase in pack handling revenue.
Costs and expenses associated with our lemon packing segment primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. Our lemon packing costs and expenses were $13.4 million for the third quarter of fiscal year 2026, compared to $12.7 million for the same period of fiscal year 2025. The 6% increase of $0.7 million was primarily due to:
•Other segment items increase of $1.5 million, primarily due to shipping and cold storage; and
•Labor and benefits decrease of $0.8 million.
Lemon packing segment operating income per carton sold was $1.79 for the third quarter of fiscal year 2026, compared to $1.31 for the same period of fiscal year 2025.
Avocados
Our avocados segment had revenues of $8.0 million for the third quarter of fiscal year 2026, compared to $8.5 million for the same period of fiscal year 2025.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $5.4 million for the third quarter of fiscal year 2026, compared to $3.7 million for the same period of fiscal year 2025. The 44% increase of $1.7 million was primarily due to:
•Growing costs increase of $1.4 million; and
•Harvest costs increase of $0.3 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $0.4 million for the third quarter of fiscal year 2026, compared to $3.3 million for the same period of fiscal year 2025. The 88% decrease of $2.9 million was primarily due to:
•Orange revenue decrease of $1.7 million;
•Specialty citrus revenue decrease of $0.6 million;
•Other revenue decrease of $0.5 million; and
•Farm management revenue decrease of $0.1 million.
Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $0.2 million for the third quarter of fiscal year 2026, compared to $2.5 million for the same period of fiscal year 2025. The decrease of $2.3 million was primarily due to:
•Brokered fruit costs decrease of $2.2 million;
•Shipping costs decrease of $0.4 million; and
•Growing costs increase of $0.3 million.
Total agribusiness depreciation and amortization expenses were $1.7 million for the third quarter of fiscal year 2026, compared to $2.2 million for the same period of fiscal year 2025.

Corporate and Other
Our corporate and other operations revenues were $1.6 million for the third quarter of fiscal year 2026, compared to $1.5 million for the same period of fiscal year 2025.
Costs and expenses in our corporate and other operations primarily include selling, general and administrative costs and expenses, and various gains and losses not allocated to the operating segments. Costs and expenses in our corporate and other operations were $9.3 million for the third quarter of fiscal year 2026, compared to $5.8 million for the same period of fiscal year 2025. Depreciation and amortization expenses in our corporate and other operations were $0.2 million for the third quarter of fiscal years 2026 and 2025.
Nine Months Ended July 31, 2026 Compared to the Nine Months Ended July 31, 2025
The following table shows the segment results of operations for the nine months ended July 31, 2026 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$37,094	$34,188	$8,302	$1,867	$81,451	$4,489	$85,940
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	13,354	—	—	13,354	—	13,354
Packing supplies and fruit treatments	—	8,257	—	—	8,257	—	8,257
Harvest costs	4,219	—	1,359	115	5,693	—	5,693
Growing costs	4,856	—	4,251	1,113	10,220	—	10,220
Third party grower and supplier costs	29,868	—	—	32	29,900	—	29,900
Other segment items	—	10,570	—	24	10,594	2,615	13,209
Impairment of assets	—	—	—	—	—	13,453	13,453
Loss and expected loss on disposal of assets, net	—	—	—	—	—	8,229	8,229
Other operating income	—	—	—	—	—	(1,114)	(1,114)
Selling, general and administrative	—	—	—	—	—	13,824	13,824
Total costs and expenses, excluding depreciation and amortization	38,943	32,181	5,610	1,284	78,018	37,007	115,025
Depreciation and amortization	—	—	—	—	5,411	709	6,120
Operating (loss) income	$(1,849)	$2,007	$2,692	$583	$(1,978)	$(33,227)	$(35,205)
The following table shows the segment results of operations for the nine months ended July 31, 2025 (in thousands):

	Fresh Lemons	Lemon Packing	Avocados	Other Agribusiness	Total Agribusiness	Corporate and Other	Total
Revenues from external customers	$49,532	$40,219	$11,430	$11,195	$112,376	$4,526	$116,902
Costs and expenses, excluding depreciation and amortization:
Labor and benefits	—	14,767	—	—	14,767	—	14,767
Packing supplies and fruit treatments	—	9,742	—	—	9,742	—	9,742
Harvest costs	5,686	—	1,325	76	7,087	—	7,087
Growing costs	5,929	—	4,068	1,687	11,684	—	11,684
Third party grower and supplier costs	39,432	—	—	6,028	45,460	—	45,460
Other segment items	—	10,932	—	1,699	12,631	2,748	15,379
Gain on sales of water rights	—	—	—	—	—	(1,488)	(1,488)
Loss on disposal of assets, net	—	—	—	—	—	27	27
Selling, general and administrative	—	—	—	—	—	16,958	16,958
Total costs and expenses, excluding depreciation and amortization:	51,047	35,441	5,393	9,490	101,371	18,245	119,616
Depreciation and amortization	—	—	—	—	5,882	725	6,607
Operating (loss) income	$(1,515)	$4,778	$6,037	$1,705	$5,123	$(14,444)	$(9,321)

The following analysis should be read in conjunction with the previous section “Results of Operations.”
Fresh Lemons
Fresh lemons segment revenue is comprised of sales of fresh lemons, lemon by-products, brokered lemons and other lemon revenue. Our fresh lemons segment total net revenues were $37.1 million for the first nine months of fiscal year 2026, compared to $49.5 million for the same period of fiscal year 2025. The 25% decrease of $12.4 million was primarily due to:
•Brokered lemons and other lemon sales decrease of $7.5 million;
•Fresh carton sales net of pack charge decrease of $4.0 million; and
•Lemon by-products sales net of pack charge decrease of $0.9 million.
Costs and expenses associated with our fresh lemons segment include growing costs, harvest costs and cost of lemons we procure from third-party growers and suppliers. Our fresh lemons segment costs and expenses were $38.9 million for the first nine months of fiscal year 2026, compared to $51.0 million for the same period of fiscal year 2025. The 24% decrease of $12.1 million was primarily due to:
•Third-party grower and supplier costs decrease of $9.5 million;
•Harvest costs decrease of $1.5 million; and
•Growing costs decrease of $1.1 million.
Lemon Packing
Lemon packing segment revenue is comprised primarily of pack charge revenue and pack handling revenue. Our lemon packing segment total net revenues were $34.2 million for the first nine months of fiscal year 2026, compared to $40.2 million for the same period of fiscal year 2025. The 15% decrease of $6.0 million was primarily due to a decrease in cartons of lemons packed and sold.
Costs and expenses associated with our lemon packing segment primarily consist of the costs to pack lemons for sale such as labor and benefits, cardboard cartons, fruit treatments, packing and shipping supplies, shipping, cold storage and facility operating costs. Our lemon packing costs and expenses were $32.2 million for the first nine months of fiscal year 2026, compared to $35.4 million for the same period of fiscal year 2025. The 9% decrease of $3.2 million was primarily due to:
•Packing supplies and fruit treatments decrease of $1.5 million;
•Labor and benefits decrease of $1.4 million; and
•Other segment items decrease of $0.3 million.
Lemon packing segment operating income per carton sold was $0.65 for the first nine months of fiscal year 2026, compared to $1.23 per carton sold for the same period of fiscal year 2025.
Avocados
Our avocados segment revenue was $8.3 million for the first nine months of fiscal year 2026, compared to $11.4 million for the same period of fiscal year 2025.
Costs and expenses associated with our avocados segment include growing and harvest costs. Our avocados segment costs and expenses were $5.6 million for the first nine months of fiscal year 2026, compared to $5.4 million for the same period of fiscal year 2025. The 4% increase of $0.2 million was primarily due to an increase in growing costs of $0.2 million.
Other Agribusiness
Our other agribusiness segment total net revenues were $1.9 million for the first nine months of fiscal year 2026, compared to $11.2 million for the same period of fiscal year 2025. The 83% decrease of $9.3 million was primarily due to:
•Orange revenue decrease of $4.8 million;
•Other revenue decrease of $1.8 million;
•Farm management revenue decrease of $1.6 million; and
•Specialty citrus and wine grape revenues decrease of $1.1 million.

Costs and expenses associated with our other agribusiness segment include growing costs, harvest costs, brokered fruit costs and shipping costs. Our other agribusiness costs and expenses were $1.3 million for the first nine months of fiscal year 2026, compared to $9.5 million for the same period of fiscal year 2025. The 86% decrease of $8.2 million was primarily due to:
•Brokered fruit costs decrease of $6.0 million;
•Shipping costs decrease of $1.6 million; and
•Growing costs decrease of $0.6 million.
Total agribusiness depreciation and amortization expenses were $5.4 million for the first nine months of fiscal year 2026, compared to $5.9 million for the same period of fiscal year 2025.
Corporate and Other
Our corporate and other operations revenues for the first nine months of fiscal year 2026 were similar for the same period of fiscal year 2025 at $4.5 million.
Costs and expenses in our corporate and other operations primarily include selling, general and administrative costs and expenses, and various gains and losses not allocated to the operating segments. Costs and expenses in our corporate and other operations were $37.0 million for the first nine months of fiscal year 2026, compared to $18.2 million for the same period of fiscal year 2025. Depreciation and amortization expenses in our corporate and other operations were $0.7 million for the first nine months of fiscal years 2026 and 2025.
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

Results of Operations for the Trailing Twelve Months Ended July 31, 2026 and 2025
The following table shows the unaudited results of operations (in thousands):

	Trailing Twelve Months Ended July 31,
	2026	2025
Net revenues:
Agribusiness	$122,760	$154,854
Other operations	6,001	5,909
Total net revenues	128,761	160,763
Costs and expenses:
Agribusiness	130,986	147,073
Other operations	4,331	4,679
Impairment of assets	13,453	—
Gain on sales of water rights	—	(1,488)
Loss and expected loss (gain) on disposal of assets, net	8,908	(351)
Gain on remeasurement of previously held equity method investment	(2,852)	—
Other operating income	(1,114)	—
Selling, general and administrative	21,338	22,922
Total costs and expenses	175,050	172,835
Operating loss	(46,289)	(12,072)
Other (expense) income:
Interest income	164	105
Interest expense, net of patronage dividends	(3,108)	(1,028)
Equity in (losses) earnings of investments, net	(218)	2,107
Other (expense) income, net	(5,868)	14
Total other (expense) income	(9,030)	1,198
Loss before income tax benefit	(55,319)	(10,874)
Income tax benefit	11,727	1,602
Net loss	(43,592)	(9,272)
Net loss attributable to noncontrolling interest, net	1,060	123
Net loss attributable to Limoneira Company	$(42,532)	$(9,149)
The following analysis should be read in conjunction with the previous section “Results of Operations.”
•Total net revenues decreased $32.0 million, primarily due to decreased lemon, avocado and farm management revenue.
•Total costs and expenses increased $2.2 million, primarily due to increased impairment of assets and loss on disposal of assets, partially offset by decreased agribusiness costs and selling, general and administrative expenses and the gain on remeasurement of previously held equity method investment.
•Total other expense increased $10.2 million, primarily due to increased other expenses related to foreign exchange losses, decreased equity in earnings of investments related to LLCB and increased interest expense, net of patronage dividends.
•Income tax benefit increased $10.1 million due to increased pre-tax loss of $44.4 million and the effects of estimated interim tax provisions.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash flows generated from our operations, use of our revolving credit facility and equipment loans, sales of assets and distributions from our equity investments. Our liquidity and capital position fluctuate during the year depending on seasonal production cycles, weather events and demand for our products. We generally grow crops during our first and fourth fiscal quarters and harvest them during our second and third fiscal quarters. In connection with the Sunkist Agreement, we expect lemon revenues to be higher during our third and fourth fiscal quarters. To meet working capital demand and investment requirements of our agribusiness and real estate development projects and to supplement operating cash flows, we utilize our revolving credit facility to fund agricultural inputs until sufficient returns from crops allow us to repay amounts borrowed. Raw materials needed to propagate the various crops grown by us consist primarily of fertilizer, herbicides, insecticides, fuel and water, all of which are readily available from local sources.
Material contractual obligations arising in the normal course of business consist primarily of purchase obligations under the Sunkist Agreement, long-term variable rate debt and related interest payments and operating and finance leases. See Note 10 - Long-Term Debt and Note 11 - Leases for amounts outstanding as of July 31, 2026 related to debt and leases.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $15.9 million and $7.0 million for the nine months ended July 31, 2026 and 2025, respectively. The significant components of our cash flows used in operating activities were as follows:
•Net loss was $34.6 million and $7.4 million for the nine months ended July 31, 2026 and 2025, respectively. The components of net loss for the nine months ended July 31, 2026, compared to net loss for the same period of fiscal year 2025, consists of an increase in operating loss of $25.9 million, an increase in total other expense of $8.4 million, and an increase in income tax benefit of $7.1 million.
•Adjustments to reconcile net loss to net cash used in operating activities:
◦Adjustments were $26.0 million and $16.1 million for the nine months ended July 31, 2026 and 2025, respectively, primarily related to depreciation and amortization, impairment of assets, loss and expected loss on disposal of assets, net, accumulated other comprehensive loss reclassified to earnings, cash distributions from equity investments and deferred income taxes.
◦Changes in operating assets and liabilities used $7.3 million and $15.7 million of operating cash for the nine months ended July 31, 2026 and 2025, respectively, primarily related to accounts receivables and receivables/other from related parties, accounts payable and growers and suppliers payable, and accrued liabilities and payables to related parties.
Cash Flows from Investing Activities
Net cash used in investing activities was $9.5 million and $9.9 million for the nine months ended July 31, 2026 and 2025, respectively.
▪The $9.5 million of cash used in investing activities for the nine months ended July 31, 2026 was comprised primarily of capital expenditures of $12.2 million, mainly related to orchard development, and equity investment contributions and capitalized interest of $2.8 million, partially offset by net proceeds from sales of assets of $6.3 million.
▪The $9.9 million of cash used in investing activities for the nine months ended July 31, 2025 was comprised primarily of capital expenditures of $9.6 million, mainly related to orchard and vineyard development, and equity investment contributions and capitalized interest of $2.3 million, partially offset by proceeds from sales of water rights of $1.7 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $26.2 million and $15.9 million for the nine months ended July 31, 2026 and 2025, respectively.
•The $26.2 million of cash provided by financing activities for the nine months ended July 31, 2026 was comprised primarily of net borrowings of long-term debt of $29.0 million, partially offset by common and preferred dividends of $1.5 million.
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
The Supplements provide aggregate borrowing capacity of $115.0 million, comprised of $114.0 million under the Revolving Credit Supplement and $1.0 million under the Non-Revolving Credit Supplement which can be used solely to support calls on Letters of Credit. There are no amounts outstanding on the Non-Revolving Credit Supplement. As of July 31, 2026, our outstanding borrowings under the Revolving Credit Supplement were $97.0 million and we had $17.0 million available to borrow.
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
We were also subject to a quarterly financial covenant that required us to maintain compliance with a specific total net leverage ratio as of the end of any fiscal quarter beginning July 31, 2026. In December 2025, the Lender modified this quarterly financial covenant to defer measurement through July 31, 2027 and resume measurement as of October 31, 2027. Additionally, in December 2025, the Lender added a new quarterly financial covenant for the period January 31, 2026 through July 31, 2027, which requires us to maintain a specific debt to capitalization ratio. We were in compliance with this covenant as of July 31, 2026.
In March 2026, we entered into an equipment financing loan with the Lender in an initial amount of $2.3 million which matures on April 1, 2031. In May 2026, we entered into a second equipment financing loan with the Lender in an initial amount of $2.5 million which matures on May 1, 2031.
In fiscal years 2026 and 2025, the Lender declared an annual cash patronage dividend, and we received $0.8 million and $0.6 million for the nine months ended July 31, 2026 and 2025, respectively.
Real Estate Development Joint Venture
On April 9, 2025, we received a cash distribution of $10.0 million representing our share of a $20.0 million distribution from the 50/50 joint venture, LLCB, with Lewis. As of July 31, 2026, LLCB had $12.5 million of unaudited cash and cash equivalents on hand.

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
The holders of our Series B Stock and Series B-2 Preferred Stock are entitled to receive cumulative cash dividends. Such preferred dividends paid were $0.1 million and $0.4 million for the nine months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the total dividend arrearages on Series B Stock were $4.38 per share, representing an aggregate allocation of $58,000 and the total dividend arrearages on Series B-2 Preferred Stock were $20.00 per share, representing an aggregate allocation of $186,000.
Cash dividends on common stock declared for the nine months ended July 31, 2026 and 2025 were $0.075 and $0.225 per common share, respectively, and such dividends paid were $1.4 million and $4.1 million, respectively.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to develop critical accounting policies and make certain estimates, assumptions and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience, relevant available data and other information that we believe to be reasonable under the circumstances, and we continue to review and evaluate these estimates. Actual results may materially differ from these estimates under different assumptions or conditions as new or additional information becomes available in future periods. As of July 31, 2026, our critical accounting policies and estimates have not changed since the filing of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 23, 2025. Please refer to that filing for a description of our critical accounting policies and estimates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As of July 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the quarter ended July 31, 2026, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal year 2026, we purchased shares of common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 ,2026 - May 31, 2026	—	$—	—	—
June 1, 2026 - June 30, 2026	—	$—	—	—
July 1, 2026 - July 31, 2026	—	$—	—	—
Total	—		—	—
(1) Shares were acquired from employees in accordance with our stock-based compensation plan as a result of share withholdings to pay income tax related to the vesting and distribution of restricted stock awards.
(2) In March 2025, our Company's Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our outstanding shares of common stock. The share repurchase program may be modified, suspended or discontinued at any time and does not commit the Company to repurchase shares of the common stock. No shares have been repurchased under this program as of July 31, 2026.
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
As of the date of this filing, (i) 13,311 shares of Series B Stock and 9,300 shares of Series B-2 Preferred Stock were issued and outstanding; (ii) the dividend arrearages on Series B Stock were $4.38 per share, representing an aggregate allocation of $58,000; and (iii) the dividend arrearages on Series B-2 Preferred Stock were $20.00 per share, representing an aggregate allocation of $186,000.
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

10.1
Promissory Note and Supplement to Master Loan Agreement, effective as of May 5, 2026, by and between Limoneira Company and AgWest Farm Credit, PCA (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2026 (file No. 001-34755))

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a)

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Comprehensive Loss (Unaudited), (iv) the Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 has been formatted in Inline XBRL

*	Filed or furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

LIMONEIRA COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMONEIRA COMPANY

September 9, 2026	By:	/s/ HAROLD S. EDWARDS
Harold S. Edwards
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2026	By:	/s/ GREGORY C. HAMM
Gregory C. Hamm
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)